Form 10QSB
period 1996-05-31
DYNACQ INTERNATIONAL INC
filed 1996-07-19
CIK 890908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1996

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition period from _______________________ to
     _________________________

     Commission file number 0-20554

                           DYNACQ INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               NEVADA                                         76-0375477
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

     10304 INTERSTATE 10 EAST, SUITE 369                       77029
     HOUSTON, TEXAS                                          Zip Code
        (address of principal
         executive offices)

     Registrants telephone number, including area code (713) 673-6639

                                         N/A
                   (Former name, former address and former fiscal
                         year, if changed since last report

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past

                     Total number of pages in Form 10-QSB 9

     12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X]. No. [ ].

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
       Yes _______________________  No _______________________

                        APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the lastest practicable date.


         Title of Each Class             Outstanding at July 15, 1996
- -------------------------------------   ----------------------------------
   Common Stock, $0.001 par value               14,235,136 shares

    Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                           (UNAUDITED)     (AUDITED)
                 ASSETS
                                             MAY 31,       AUGUST 31,
                                               1996           1995
                                          --------------   ----------
CURRENT ASSETS:
     Cash...............................  $    1,580,072   $  649,572
     Receivable (Net of Allowance for
      Doubtful Accounts)................       1,675,488    2,090,114
     Inventory..........................          27,537       29,924
     Prepaid Expenses...................          29,266       64,260
                                          --------------   ----------
     Total Current Assets...............       3,312,363    2,833,870
FIXED ASSETS -- NET.....................       5,193,881    5,433,117
DUE FROM AFFILIATE......................         900,135      525,827
OTHER ASSETS............................         632,062      694,256
                                          --------------   ----------
          TOTAL ASSETS..................  $   10,038,441   $9,487,070
                                          ==============   ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES.....................  $      274,141   $  146,248
     Account Payable....................          84,072       76,635
     Current Portion of Notes Payable...         267,872      297,095
     Feeral Income Taxes Payable........         917,784      935,849
                                          --------------   ----------
          TOTAL CURRENT LIABILITIES.....       1,543,869    1,455,827
DEFERRED FEDERAL INCOME TAX PAYABLE.....         140,400      104,400
LONG-TERM DEBT..........................       1,055,713    1,244,143
MINORITY INTERESTS IN SUBSIDIARY........         874,143      908,511
STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 Par Value,
      5,000,000 Shares Authorized, None
      Issued or Outstanding.............              --           --
     Common Stock, $.001 Par Value,
      300,000,000 Shares Authorized,
      14,235,135 Shares Issued and
      Outstanding.......................          14,235       14,235
     Additional Paid In Capital.........       3,332,026    3,332,026
     Retained Earnings..................       3,078,055    2,427,928
                                          --------------   ----------
          TOTAL STOCKHOLDERS' EQUITY....       6,424,316    5,774,189
                                          --------------   ----------
          TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY.......  $   10,038,441   $9,487,070
                                          ==============   ==========

                           DYNACQ INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   MAY 31,                     MAY 31,
                                          --------------------------  --------------------------
                                              1996          1995          1996          1995
                                          ------------  ------------  ------------  ------------
INCOME..................................  $  2,451,385  $  1,592,510  $  5,960,078  $  4,961,593
COST OF SALE............................  $     79,523  $    103,173  $    260,445  $    309,056
                                          ------------  ------------  ------------  ------------
  GROSS PROFIT..........................  $  2,371,862  $  1,489,337  $  5,699,633  $  4,652,537
                                          ------------  ------------  ------------  ------------
LESS EXPENSES:
  Contract Services.....................  $    913,954  $    299,578  $  1,709,167  $    941,877
  Salaries..............................  $    341,725  $    256,049  $    807,119  $    905,593
  Medical Supplies......................  $    180,934  $    202,987  $    460,591  $    551,424
  Administrative........................  $     89,168  $     72,127  $    207,517  $    195,784
  Depreciation and Amortization.........  $    130,151  $    116,141  $    388,690  $    268,179
  Auto Expenses.........................  $     10,195  $     14,434  $     28,954  $     43,127
  Taxes, Licences and Professional
     Fees...............................  $    338,405  $     48,724  $    625,472  $    189,794
  Leasing...............................  $      4,105  $     37,966  $      9,928  $     58,487
  Rent..................................  $     29,514  $      9,867  $     37,230  $     43,479
  Marketing & Promotion.................  $      6,727  $      1,876  $     25,438  $      5,076
  Maintenance & Repairs.................  $     36,427  $     34,155  $     96,607  $     75,150
  Utilities.............................  $     29,563  $     21,518  $     75,134  $     57,896
  Insurance.............................  $     42,973  $     54,812  $     51,953  $     84,839
  Interest..............................  $     33,285  $     45,316  $    105,690  $    135,462
                                          ------------  ------------  ------------  ------------
     Total Expenses.....................  $  2,187,126  $  1,215,550  $  4,629,490  $  3,556,167
                                          ------------  ------------  ------------  ------------
NET INCOME FROM OPERATIONS..............  $    184,736  $    273,787  $  1,070,143  $  1,096,370
MINORITY INTERESTS IN (PROFITS)/LOSS OF
  SUBSIDIARY............................  $     15,703  $    (40,822) $    (69,948) $    (61,582)
LESS PROVISION FOR FEDERAL INCOME
  TAXES.................................
  Current...............................  $    130,932  $    112,640  $    314,068  $    328,568
  Deferred..............................  $    (60,779)      (13,837) $     36,000  $     51,161
                                          ------------  ------------  ------------  ------------
     Total Income Taxes.................  $     70,153  $     98,803  $    350,068  $    379,729
                                          ------------  ------------  ------------  ------------
NET INCOME BEFORE EXTRAORDINARY ITEM....  $    130,286  $    134,162  $    650,127  $    655,059
EXTRAORDINARY ITEM......................  $          0  $          0                $      1,459
                                          ------------  ------------  ------------  ------------
NET INCOME..............................  $    130,286  $    134,162  $    650,127  $    656,518
                                          ============  ============  ============  ============
EARNINGS PER SHARE......................  $      0.009  $      0.009  $      0.046  $      0.046
                                          ============  ============  ============  ============
  WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING........................    14,235,136    14,235,136    14,235,136    14,235,136

                           DYNACQ INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED MAY 31
                                  (UNAUDITED)


                                           1996           1995
                                       ------------  --------------

RECONCILIATION OF NET INCOME TO NET
  CASH USED BY OPERATING ACTIVITIES:
Net Income (Loss)....................  $    650,127  $      656,518
ADD: ITEMS NOT REQUIRING CASH:
     Depreciation....................  $    388,690  $      268,179
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
     (Increase) Decrease in Accounts
      Receivable.....................  $    414,626  $       66,780
     (Increase) Decrease in
      Inventory......................  $      2,387  $        6,428
     (Increase) Decrease in Prepaid
      Expenses.......................  $     34,994  $      121,150
     (Increase) Decrease in Notes
      Receivable.....................  $   (374,308) $      (51,083)
     (Increase) Decrease in Other
      Assets.........................  $     62,194
     Increase (Decrease) in Accounts
      Payable........................  $    127,893  $      (81,821)
     Increase (Decrease) in Accrued
      Expenses.......................  $      7,437  $            0
     Increase (Decrease) in Current
      Notes Payable..................  $    (29,223) $     (198,251)
     Increase (Decrease) in Current
      Income Taxes...................  $    (18,065) $     (159,486)
     Increase (Decrease) in Deferred
      Income Taxes...................  $     36,000  $      414,037
                                       ------------  --------------
Net Cash Used by Operating
Activities...........................  $  1,302,752  $    1,042,451
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of Fixed Assets........  $   (149,454) $   (2,185,091)
     Decrease of Minority Interests
      in subsidiary..................  $    (34,368) $     (141,583)
                                       ------------  --------------
          Net Cash Used by Investing
             Activities..............  $   (183,822) $   (2,043,508)
                                       ------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Retirement of Long-Term Debt....  $   (188,430) $     (118,022)
                                       ------------  --------------
          Net Cash Provided by
             Financing Activities....  $   (188,430) $     (118,022)
                                       ------------  --------------
          Net Increase (Decrease) in
             Cash....................  $    930,500  $   (1,119,079)
CASH BALANCE AT BEGINNING OF YEAR....  $    649,572  $    2,073,071
                                       ------------  --------------
CASH BALANCE AT END OF QUARTER.......  $  1,580,072  $      953,992
                                       ============  ==============

                           DYNACQ INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1996
                                  (UNAUDITED)

NOTE 1. -- BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by Dynacq International, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements at August 31, 1995. Operating results for the nine month period ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ending August 31, 1996.

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                             RESULTS OF OPERATIONS
               COMPARISON OF THE THREE MONTHS ENDED MAY 31, 1996
                     TO THE THREE MONTHS ENDED MAY 31, 1995

     Consolidated revenues for the three months ended May 31, 1996 increased $858,875 or 54% from that for the corresponding previous quarter ended May 31, 1995. Notwithstanding this significant increase in consolidated revenues, there was a number of significant increases and decreases in the component revenue categories. For instance, revenue attributable to the home infusion therapy operations decreased $114,021 in the current quarter due to lower patient load as compared to the corresponding quarter of the previous fiscal year. Revenue attributable to service fee from Vista Healthcare, Inc. ("Vista"), the Company's 61% owned subsidiary, decreased $68,520 due to changing the service fee as management fee to Doctors Practice Management, Inc. ("DPMI"'), the Company's 100% owned subsidiary, which had a $1,201,075 increase in revenue, of which $589,148 was management fee from Vista. These combined revenues increase of $1,018,534 was offset by a revenue decrease of $159,659 attributable to Vista due to fewer cases.

     Consolidated Cost of Sale for the three months ended May 31, 1996 decreased $23,650 or 23% from that for the corresponding previous quarter ended May 31, 1995 primarily due to lower infusion patient load and fewer cases performed at Vista. Consolidated operating expenses for the three months ended May 31, 1996 increased $971,576 or 80% from that for the corresponding previous quarter ended May 31, 1995. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:

 (1) The increase in consolidated contract services expenses of $614,376 or 205% was primarily attributable to DPMI because of increases in its activities.

 (2) The increase in consolidated salaries expenses of $85,676 or 33% was primarily attributable to DPMI because of increases in its activities.

 (3) The increase in consolidated medical supplies expenses of $22,053 or 10.8% was primarily attributable to DPMI because of increases in its activities.

 (4) The increase in consolidated administrative expenses of $17,041 or 24% was primarily attributable to DPMI because of increases in its activities.

 (5) The increase in consolidated depreciation and amortization expenses of $14,010 or 12% was primarily due to the completion of the new professional building and the purchase of furnitures and equipments for the new building.

 (6) The increase in consolidated taxes, licences and professional fees expenses of $289,681 or 595% included a $53,017 increase in property taxes for the new professional building, a $201,817 management fee paid by Vista to DPMI, and a $34,847 corporate franchise tax accrued for DPMI.

 (7) The decrease in consolidated leasing expenses of $33,861 or 825% included a $19,096 and a $14,765 decrease attributable to Vista and DPMI, respectively due to termination of their respective leases.

 (8) The increase in consolidated rent expenses of $19,647 or 199% was primarily incurred by physicians managed by DPMI.

 (9) The increase in consolidated marketing and promotion expense of $4,851 or 258% was primarily incurred by the Company for public relations effort.

(10) The increase in consolidated utilities expenses of $8,045 or 38% included a $6,697 increase incurred by the new professional building and a $1,348 increase incurred by Vista.

(11) The increase in consolidated insurance expenses of $11,839 or 27% was primarily incurred by Vista.

(12) The decrease in consolidated interest expenses of $12,031 or 27% was primarily attributable to Vista due to loan amortization.

                COMPARISON OF THE NINE MONTHS ENDED MAY 31, 1996
                     TO THE NINE MONTHS ENDED MAY 31, 1995

     Consolidated revenues for the nine months ended May 31, 1996 increased $998,485 or 20% form that for the corresponding period ended May 31 of the previous fiscal year. Notwithstanding this significant increase in consolidated revenues, there were a number of significant increases and decreases in the component revenue categories. For instance, revenue attributable to home infusion therapy operations decreased $485,132 or 27% in the nine months period ended May 31, 1996 due to lower patient load as compared to the corresponding nine months of the previous fiscal year. Revenue attributable to service fee from Vista decreased $69,100 due to changing the service fee as management fee to DPMI, which had a $1,175,949 increase in revenue, of which $380,273 was management fee from Vista. Revenue attributable to Vista increased $229,140 and rental revenue increased $146,628 in the nine months period ended May 31, 1996 when compared to the corresponding nine months of the previous fiscal year.

     Consolidated costs of sale for the nine months ended May 31, 1996 decreased $48,611 or 16% from that for the corresponding period ended May 31 of the previous fiscal year primarily attributable to home infusion therapy operations due to lower patient load.

     Consolidated operating expenses for the nine months ended May 31, 1996 increased $1,073,323 or 30% from that for the corresponding period ended May 31 of the previous fiscal year. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:

 (1) The increase in consolidated contract services expenses of $767,290 or 81% included a $904,643 increase incurred by DPMI due to increases in its activities offset by a decrease of $124,430 attributable to Vista due to fewer cases and a decrease of $12,923 attributable to home infusion operations due to lower patient load.

 (2) The decrease in consolidated salaries expenses of $98,474 or 11% primarily due to a $75,513 decrease attributable to DPMI, and a $21,235 incurred by Dynacq (Asia) Ltd. during the corresponding nine months period in the previous fiscal year but was dormant prior to the start of the nine months period in the current fiscal year.

 (3) The decrease in consolidated medical supplies expenses of $90,833 or 16% was primarily attributable to DPMI.

 (4) The increase in consolidated depreciation and amortization expenses of $120,511 or 45% was primarily due to the completion of the new professional building and the purchase of furniture and equipment for the new building.

 (5) The increase in consolidated taxes, licences and professional fees of $435,678 or 230% including a $53,636 increase in property taxes for the new building, a $354,806 management paid by Vista to DPMI, and a $30,517 corporate franchise tax accrued for DPMI. This combined increase of $438,959 was offset by a professional fee of $3,281 incurred by Dynacq
     (Asia) Ltd. during the nine months period in the corresponding previous fiscal year but was dormant prior to the start of the nine months period of the current fiscal year.

 (6) The decrease in consolidated leasing expenses of $48,559 or 83% included a $28,236 and $20,323 decrease for DPMI and Vista, respectively for termination of their respective leases.

 (7) The increase in consolidated marketing and promotion expense of $20,362 or 400% primarily incurred by the Company for public relations effort.

 (8) The increase in maintenance and repairs expense of $21,457 or 28% primarily due to the maintenance of the new building.

 (9) The increase in utilities expense of $17,238 or 30% was primarily incurred by the new professional building.

(10) The decrease in insurance expense of $32,886 or 39% primarily attributable to Vista and DPMI for savings in professional liability insurance.

(11) The decrease in interest expenses of $29,772 or 22% included a $11,696 decrease attributable to Vista due to loan amortization, and a $18,076 incurred by Dynacq (Asia) Ltd. during the nine months period in the corresponding previous fiscal year but was dormant prior to the start of the nine months period in the current fiscal year.

                              FINANCIAL CONDITION

                COMPARISON OF THE BALANCE SHEETS AT NINE MONTHS
                ENDED MAY 31, 1996 TO THE AUDITED BALANCE SHEET
                     AT FISCAL YEAR ENDED AUGUST 31, 1995.

     Consolidated cash for the nine months ended May 31, 1996 increased $930,500 from that of the previous audited balance sheet ending August 31, 1995 primarily due to cash generated from operations. Consolidated Prepaid Expenses for the nine months ended May 31, 1996 decreased $34,994 from that of the previous audited balance sheet ending August 31, 1995 primarily due to refund of deposits. Consolidated Fixed Assets for the nine months ended May 31, 1996 decreased $239,236 from that of the previous audited balance sheet ending August 31, 1995 primarily due to reduction from fixed assets of depreciation expense of $388,690 offset by an increase of $149,454 in equipment purchase. Consolidated Amounts Due from Affiliates for the nine months ended May 31, 1996 increased $374,308 from that of the previous audited balance sheet ended August 31, 1995 primarily due to loan advance of $666,922 to affiliated physicians offset by loan repayment of $292,614 from affiliated physicians. Consolidated Other Assets for the nine months ended May 31, 1996 decreased $62,194 from that of the previous audited balance sheet ended August 31, 1995 primarily due to receipt of reimbursement for an advance. Consolidated Accounts Payable for the nine months ended May 31, 1996 increased $127,893 from that of the previous audited balance sheets ended August 31, 1995 primarily due to the accrual of trade payable. Consolidated Long Term Debt decreased $188,430 from that of the previous audited balance sheet ended August 31, 1995 due to the repayment of loan principal by Vista. Consolidated Minority Interests in Subsidiary decreased $34,368 from that of the previous audited sheet ended August 31, 1995 primarily due to purchase of treasury shares by Vista.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital of $1,768,494 at May 31, 1996 increased $390,451 from working capital at August 31, 1995 primarily due to the increase in cash of $930,500 resulting from operations, a decrease in accounts receivable of $414,626, a decrease of prepaid expenses of $34,994, offset by a $29,223 net repayment of the current portion of its long term notes, an increase in accounts payable of $127,893 and a decrease in current federal corporate income taxes payable of $18,065. At May 31, 1996, the Company maintained a liquid position evidenced by a current ratio of 2.15 to 1 and total debt to equity of 0.56 to 1.

PART II

ITEM 1. -- LEGAL PROCEEDINGS

           None

ITEM 2. -- CHANGES IN SECURITIES

           None

ITEM 3. -- DEFAULT UPON SENIOR SECURITIES

           None

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5. -- OTHER INFORMATION

           On May 28, 1996, Vista purchased 6,490 shares or 3% of its outstanding common shares from three physician shareholders for $69,345.18 as treasury stock and purchased 47,416 common shares of Dynacq International, Inc. from two physician shareholders for $37,934.40 or $0.80 per share.

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

           None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNACQ INTERNATIONAL, INC.

DATE July 18, 1996                      BY: /s/ PHILIP CHAN
                                                Philip Chan
                                                VP - Finance/Treasurer &
                                                Chief Financial Officer