Form 10KSB40
period 1996-08-31
DYNACQ INTERNATIONAL INC
filed 1996-12-13
CIK 890908

                                   FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal year ended August 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
         Commission file number 0-20554

                           DYNACQ INTERNATIONAL, INC.
                 (Name of Small Business Issuer in its charter)

            NEVADA                                       76-0375477
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation of organization)

  10304 INTERSTATE 10 EAST, SUITE 369                       77029
            HOUSTON, TEXAS                                (Zip Code)
(Address of principal executive offices)

Issuer's telephone number, including area code         (713) 673-6432

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
            None                                           None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock - $.001 Par Value
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes _X_ . No ____.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no such disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

         The issuer's gross revenues for the most recent fiscal year:
$7,418,710.

         As of November 29, 1996, there were 14,235,136 shares of the registrant's common stock, $.001 par value, issued and outstanding, 2,669,384 of which having an aggregate market value of approximately $ 2,669,384 (based on the closing bid price of $ 1.00 as of such date) were held by non-affiliates of the registrant. In determining the number of shares held by non-affiliates, shares held by officers, directors and persons holding more than 5% of the registrant's common stock were excluded.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

        Transitional Small Business Disclosure Format. Yes ___. No _X_.

                                   FORM 10-KSB

                           DYNACQ INTERNATIONAL, INC.

                                TABLE OF CONTENTS

PART I....................................................................     1
    ITEM 1.  DESCRIPTION OF BUSINESS......................................     1
    ITEM 2.  DESCRIPTION OF PROPERTY......................................     8
    ITEM 3.  LEGAL PROCEEDINGS............................................     9
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........     9
PART II...................................................................     9
    ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....     9
    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....    10
    ITEM 7.  FINANCIAL STATEMENTS.........................................    12
    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................    12
PART III..................................................................    13
    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT............    13
    ITEM 10. EXECUTIVE COMPENSATION.......................................    14
    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT...............................................    15
    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............    15
    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.............................    15

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

GENERAL

         The Company was incorporated under the laws of the State of Utah in September 1983, as Rujo, Inc., to seek mining and oil and gas opportunities for investment and completed a public offering of its securities on that basis in 1984. Recognizing that such opportunities were limited because of the general decline in those industries, the Company expanded its search by exploring business opportunities outside the mining and oil and gas industries. In January 1987, the shareholders of the Company approved the change of the name of the Company to Jackson Brother Industries, Inc. The Company merged into a Nevada corporation of the same name in June 1989, pursuant to a share-for-share exchange of stock. In January 1992, the shareholders of the Company again approved a change of corporate name to Dynacq International, Inc., elected directors of the Company and approved a plan of recapitalization whereby authorized capital was increased to an aggregate of 55,000,000 shares of stock, comprised of 50,000,000 common shares and 5,000,000 preferred shares.

         In July, 1992, the Company increased the number of its authorized shares of common stock, $.001 par value (the "Common Stock") to 300,000,000 shares and sold 90,000,000 shares of common stock in a private placement to several investors, including the Company's current chief executive officer, for a total purchase price of $2,000,000. As a result of the change in control of the Company, previous management, which separately sold a majority of their shares of Common Stock of the Company as part of the transaction, resigned and the current management team was installed.

         Effective August 1, 1992, the Company commenced operations as a provider of health care services and supplies to patients in their homes specializing in home infusion therapy. Home infusion therapy is the administration to a patient of nutrients, antibiotics or other medications whether intravenously or through a feeding tube, usually as a continuation of treatment initiated in a hospital. The Company's services include training patients and their care givers, compounding prescriptions and conducting other pharmacy operations, delivering supplies, providing certain nursing services, monitoring patient compliance with the prescribed plan of care, monitoring patient outcome, maintaining patient records, consulting with attending physicians, maintaining equipment and processing reimbursement claims. While the Company's core business is infusion therapy, the Company has taken several steps during the past three fiscal years to diversify its operations and use of assets, including the acquisition of Vista Healthcare, Inc. described below in August 1994.

         Effective March 8, 1993, the Company's shareholders approved a reverse split of the outstanding shares of the Company's Common Stock on the basis of one share for every eight shares outstanding, with the par value of each share remaining at $.001. Prior to the reverse split, there were 108,150,000 shares outstanding. Following the reverse split the number of outstanding shares was reduced to 13,518,766. The reverse split was recommended by the Board of Directors because of its belief that the pre-split per share price level adversely affected the marketability of the Company's Common Stock and that an increase in the per share price was important to qualify for a listing on the National Association of Securities Dealers, Inc. Automated Quotation System (NASDAQ). In September 1993, the Company's Common Stock received its listing and began trading on the NASDAQ Small Cap system under the symbol DYII.

         On August 25, 1994, the Company completed the acquisition of approximately 65% of the outstanding common stock of Vista Healthcare, Inc., a Texas corporation ("Vista"), in exchange for newly issued shares of the Company's Common Stock. The Company issued a total of 716,370 shares of its Common Stock (or approximately 5% of the shares then outstanding) to 30 shareholders of Vista (the "Vista Shareholders") in exchange for an aggregate of 128,947 shares of Vista common stock held by the Vista Shareholders. The Common Stock was issued pursuant to an Exchange Agreement, dated July 15, 1994 (the "Exchange Agreement"), entered into by and among the Company, Vista and the Vista Shareholders. The terms of the Exchange Agreement were the result of negotiations between the management of the Company and Vista and certain of the Vista Shareholders.

         Vista owns and operates a medical clinic and outpatient surgical center in Pasadena, Texas (the "Vista Facility"). Vista provides a variety of surgeries, medical treatments and laboratory services on an outpatient basis. Under the Company's control, Vista continues to utilize its facilities and equipment in the same manner, however, the Company expanded the services offered and purchased new equipment.

         In a separate but related transaction to the Vista acquisition described above, fifteen of the Vista Shareholders who were issued shares of the Company's Common Stock pledged their shares to Capital Bank, located in Houston, Texas, as collateral for loans made to each of the Vista Shareholders. Pursuant to this arrangement, a total of 415,279 shares of the Company's Common Stock were pledged to collateralize loans to the Vista Shareholders totaling $730,000. All but one of the transactions involved a loan of $50,000. All of the loan proceeds were contributed to Vista as capital by the Vista Shareholders.

         In connection with the loans to the Vista Shareholders, the Company entered into a Pledge-Security Agreement (the "Security Agreement") with Capital Bank on August 25, 1994, wherein the Company granted a security interest in and pledged certain funds contained in a Company account at Capital Bank to collateralize the repayment of the loans. The Company's liability to Capital Bank for repayment of each of the loans is limited to the shortfall, if any, calculated by taking the difference between (i) 130% of the dollar amount of the outstanding loan balance (including principal and interest) attributed to a Vista shareholder, and (ii) the value of the Company shares pledged by the Vista shareholder, which is based on the quoted value of shares of the Company's Common Stock as published by NASDAQ. The amount of Capital Bank's security interest in the Company's funds is adjusted upward or downward every 90 days.

         As of November 15, 1996, the value of the Company's stock subject to the pledge discussed above was approximately $113,120 less than 130% of the aggregate loans to the Vista Shareholders. To the best of management's knowledge all of the individual loans are current and the bank has not advised the Company that any of the loans are in default. In the event of payment default by one of the Vista Shareholders, Capital Bank has the option to exercise a right of offset with respect to the funds on deposit, but only to the extent, if any, of a shortfall as described above. In connection with the Vista acquisition, the Company entered into a Guaranty Agreement with the lienholder on the Vista Facility whereby the Company guaranteed 65% of the outstanding balance of the mortgage loan collateralized by the Vista Facility. The outstanding loan balance on the Vista Facility was approximately $ 1,075,366 as of August 31, 1996.

         In September, 1994, the Company commenced construction of a new medical office building, adjacent to the Vista Facility, which was completed in 1995 at a total cost of approximately $1,925,000 (the "Office Building"). Most of the offices in the Office Building are currently utilized by physicians with whom the Company has management contracts through its wholly-owned subsidiary Doctors Practice Management, Inc., a Texas corporation ("DPMI"). In March, 1994, the Company formed DPMI for the purpose of providing (i) fee based management services to physicians' groups, and (ii) assistance in consolidating medical providers into integrated delivery systems. These systems are intended to build a concentrated critical mass of primary care physicians, specialty physicians, clinics and outpatient surgical centers. DPMI plans to offer participating medical providers health care contracts, management systems that include standards to better manage costs, shared administrative and clinical services and individual or shared office facilities.

         Since most physicians' current revenue streams of fee-for-service will be replaced by managed care and capitated forms of revenue in the next few years, controlling expenditures will become more crucial than ever to improve the bottom line for physicians running their practices in a highly managed care setting of reduced revenues. An obvious solution to produce efficiencies and savings is for physicians to integrate and consolidate in order to share administrative and clinical services. Much of the integration and increased efficiencies in health care delivery are being spurred by the economic climate. DPMI should fit well in this integrated environment, where it can provide coordinated business management practices, which are needed by many physicians' groups, in return for management fees and incentive performance bonuses. During the next few years, management believes there will be a reallocation of health care profit margins in favor of professionally managed integrated delivery systems. DPMI's goal is to obtain a competitive advantage in competing for managed health care contracts with insurance companies or in direct contracting with major employers or consortiums of employers.

         DPMI commenced providing management services for the Premier Health Care Group, P.L.L.C. ("Premier"), of which the majority of physician members are also shareholders of Vista. In May 1995, DPMI ceased providing management services to Premier because of the difficulty of resolving administrative and management issues with some Premier members. Since May 1995, DPMI has been aggressively seeking new management opportunities with other physicians. This effort is showing steady results as DPMI began managing Vista in January of 1996, the practices of three physicians in March of 1996, two physicians in April of 1996 and one physician in July of 1996.

THE IN-HOME INFUSION HEALTH CARE MARKET

         In-home infusion health care principally involves the administration of physician-prescribed nutrients, antibiotics or other medications to patients in their homes, usually as a continuation of a treatment program initiated in a hospital. The market for in-home infusion health care has grown rapidly since its initial development in the late 1970's. Management believes that the growth of this market is primarily attributable to (i) increased cost containment efforts that have encouraged home health care, (ii) medical advances that enable doctors to treat more illnesses through home health care, and (iii) the desire of hospitalized patients to be treated in their homes. The growth of the industry is also the result of improved delivery technology that permits the treatment of more diseases at home and the growing awareness and acceptance among physicians and third-party payers of home health care as an alternative to in-hospital treatment.

         Home health care is favorable for insurance companies because it is much cheaper to pay for similar patient services performed by home health care companies than by hospitals. The trend for insurance companies to pressure hospitals and physicians to release patients to their homes to recover at the earliest possible time to save cost is substantial. This enhances favorable market growth for the home health care industry. The Company selects only referral patients with proper adequate private insurance, with confirmation from the insurance company of ability to pay, to ensure both profitability and collectability of performed services and concentrates on two patient service areas, Total Parenteral Nutrition Therapy and Antibiotic Therapy. Home health care is not a capital intensive business and does not require high inventory levels. It is a skilled labor intensive business that provides professional medical services to patients with personal care.

PARENTERAL NUTRITION THERAPY - Parenteral nutrition therapy is prescribed for individuals unable to eat or digest food due to a failure of their gastrointestinal tracts. Parenteral nutrition is typically administered through central vein catheters that are surgically implanted during hospitalization. The Company formulates, compounds and dispenses solutions pursuant to a physician's order. Solutions used in this therapy typically contain amino acids (protein), dextrose (carbohydrate), lipids (fat), electrolytes, vitamins and trace minerals. Some patients requiring this type of therapy periodically require routine re-hospitalization throughout their treatment. Some patients may require therapy for the remainder of their life.

ANTIBIOTIC THERAPY - Antibiotic and anti-infection therapies are used to treat a variety of infections, including osteomyelitis (bone infections), bacterial endocarditis (heart valve infections), septicemia (blood infections), wound infections, bone and joint infections and infections associated with cystic fibrosis and diabetes. By intravenously administering antibiotics into the bloodstream (as opposed to ingesting them orally), the efficacy of the medication is generally increased. Antibiotic therapy is also becoming a significant therapy for treating individuals suffering from Acquired Immune Deficiency Syndrome ("AIDS"). Because of the gradual destruction of the immune system by the AIDS virus, orally administered drugs typically become less effective against opportunistic infections, and consequently antibiotics must be introduced intravenously.

PHYSICIAN PRACTICE MANAGEMENT

         During fiscal 1996, DPMI entered into agreements to manage the medical practices of six physicians and is currently negotiating additional contracts. Each "Full Service Facility and Management Agreement" (the "Management Agreement") typically delegates to and requires DPMI, at its expense, to: (i) act as the sole and exclusive agent of the physician or physician group for the management and administration of business functions and services related to the physicians' medical practice; (ii) undertake marketing, billing, record keeping, collection, clerical staffing and support services; (iii) provide physical office space, facilities and equipment necessary for the physician's practice, including the repair and maintenance thereof and all utilities and supplies related thereto including licenses and permits; (iv) undertake the hiring, firing, selection, training and supervision all non-medical personnel; (v) prepare and maintain accounting and financial records and patient files; and
(vi) undertake other management and administrative functions related to the foregoing. In consideration of its services, DPMI receives a management fee typically ranging from 20% to 65% of revenues generated by the physicians. DPMI attempts to negotiate long-term (5 years or longer) noncancellable Management Agreements due to its large initial costs in setting up and equipping fully staffed and functional facilities for physicians. The Management Agreements may be terminated by the nondefaulting party in the event of a breach by the defaulting party. DPMI and the physicians each agree to indemnify the other for claims which may arise in connection with the performance of their respective obligations under the Management Agreements. To facilitate the expansion and integration of physician practices under DPMI management including the physical relocation thereof to facilities owned by the Company, DPMI has agreed to make loans to several of the contracting physicians. The loans (the "Physician Loans") are usually documented by a credit agreement, a promissory note and a security agreement which provides DPMI a security interest in certain assets of the physicians practices including inventory, accounts, equipment and general intangibles. As of August 31, 1996, DPMI had made three (3) Physician Loans in the aggregate principal amount of $ 836,000. Although the Physician Loans have facilitated the expansion of the physician management business of DPMI, the Company, as a lender, incurs a risk that the Physician Loans will not be paid or paid in a timely manner. If the Company or DPMI is forced to foreclose on the security collateralizing any Physician Loan, there can be no assurance that the collateral will be sufficient to cover the obligation. All of the Physician Loans are current as of August 31, 1996. If all or part of the Physician Loans prove to be uncollectible, there would be a material adverse effect on the earnings of the Company. Under the Management Agreements, DPMI is entitled to a fixed percentage of collections from the physicians' practice and DPMI has agreed to pay certain fixed categories of expenses which obligation is not limited in amount. To the extent DPMI's share of collections is not sufficient to cover its expense obligations under the Management Agreements, DPMI will remain obligated to pay the excess expenses and is subject to losses under the Management Agreements. To date, DPMI's Management Agreements have been profitable with one exception.

OUTPATIENT SURGICAL FACILITY

         The Company's Vista Facility provides outpatient surgical facilities, x-ray diagnostic services and full service laboratory testing to physicians and their patients. The Vista Facility and the Office Building are located adjacent to each other. In January 1, 1996, DPMI entered into a five year Management Agreement for the Vista Facility which entitles DPMI to 28% of the revenues generated by the facility in exchange for comprehensive management services provided by DPMI. The Management Agreement for the Vista Facility is similar in scope to the ones entered into by DPMI to manage physician practices.

BUSINESS GROWTH STRATEGY

         Beginning in late fiscal 1994 and during fiscal 1995, the Company commenced implementation of a new business strategy of diversifying from an almost exclusively in-home infusion service provider into an integrated medical/health services Company. The foundation of this strategy was the acquisition of a majority interest in the Vista outpatient surgical center located in Pasadena, Texas in August 1994 and the completion of the Office Building adjacent to the Vista Facility in April 1995. The Company also formed DPMI to provide management services to medical practices. DPMI provides office space and fee-based management services to client physicians located in the Office Building. Vista provides outpatient surgical facilities, x-ray diagnostic services and full service laboratory testing to physicians and their patients in the Vista Facility.

         The Company intends to grow as a provider of health care services by
(i) expanding the business of its existing operations locally, (ii) acquiring established health care providers, and (iii) opening new branch facilities in selected markets. The Company is continually evaluating potential acquisition candidates and suitable locations for new facilities. However, the Company does not presently have any agreements, arrangements or understandings regarding any acquisitions or the opening of additional facilities. The Company's growth strategy is dependent in a large part on the ability of the Company to attract and retain key management, marketing and operating personnel at the local facility level. Such persons are in high demand and are often subject to competing offers from other health care service companies and related businesses.

         The Company's acquisition strategy includes (i) identifying businesses with stable referral sources that it can acquire at attractive purchase prices,
(ii) minimizing its initial cash investment by employing deferred payment mechanisms and financing a significant portion of the purchase price with Common Stock and/or long-term loans, (iii) retaining management and using "earn-outs" based on revenues and/or profits to provide incentives to such management, and
(iv) using its management expertise and corporate information and control systems to enhance the growth and profitability of acquired operations.

         The Company's target markets are areas with major industrial companies and middle class blue-collar workers, generally with strong union ties and with superior insurance coverage. This population group has proven to be very open to the type of health care center concept offered by the Company. The Company's operations are in Pasadena, Texas, a petrochemical industry hub which provides a stable patient base of insured patients. The Company anticipates growth within a hub area by expanding its core of outlying doctor practices and clinics under management contracts; broadening the initial lines of specialized practices; and, in selected new industrial markets, opening additional outpatient surgical facilities. It is anticipated that each hub area will consist of a central core of outpatient surgical, diagnostic and laboratory centers, infusion therapy facilities and specialized practices serving outlying clusters of general practitioners. Subsequent alliances of physicians, specialists and clinics are feasible in other areas around Houston, such as Clear Lake, La Porte, Baytown, Deer Park, and other industrial/petrochemical centers.

COMPETITION

         The Company is one of many in the greater Houston metropolitan area that provide medical practice management. Several major hospital organizations with greater financial resources are planning to or have entered the Pasadena area (the Company's principal market) which will or directly compete with the Company's operations. Such competition could be particularly acute with respect to the Company's outpatient surgical facility and have an adverse effect on the ability of the Company to attract and retain physician practices in the Office Building.

         The in-home infusion health care therapy market is highly competitive and management anticipates that competition, particularly for patient referrals, will intensify in all metropolitan areas. The industry has been subject to market consolidation in recent years and the Company believes that this trend will continue. The Company currently competes with other in-home infusion therapy companies, hospitals, physician groups and other health care organizations, many of which operate on a regional or national basis and are larger and have significantly greater resources than the Company. In the past year, the Company has experienced substantial pressure from insurance companies with respect to the need for and the cost of in-home infusion therapy treatments. This pressure has resulted in declining charges per patient and profit margins for the Company in that area.

         Presently, the Company operates only in the greater Houston metropolitan area. However, the Company would expand its operations into other markets through acquisitions if suitable acquisition candidates are identified and the acquisition terms are acceptable to the Company.

         With respect to the Company's health care operations, the primary competitive factors are (i) quality of care, including responsiveness of service and quality of professional personnel, (ii) the ability to establish and maintain relationships with referring physicians, hospitals, health maintenance organizations, clinics and nursing agencies, (iii) price, (iv) breadth of services offered, and (v) general reputation with physicians, other referral sources and potential patients. Management believes that the Company competes successfully in all of these areas.

MARKETING AND SALES

         With respect to the Company's in-home infusion business and its outpatient surgical facility, the Company relies primarily on patient referrals from physicians. With respect to in-home infusion therapy, these referral sources tend to be concentrated among a limited number of physician specialists, allowing the Company to conduct a directed selling effort. Primarily due to escalating pressures to contain health care costs, insurance companies and other third-party payers are participating to a greater extent in decisions regarding health care alternatives. Consequently, management believes that such third-party payers will be increasingly important in marketing the Company's services in the future.

         The Company's marketing strategy for DPMI is to offer to certain oncologists, specialists and general practitioners centralized office management services in exchange for a percentage of the doctor's revenues. The Company will provide office personnel to perform administrative tasks, and technicians to perform certain technical functions at the practitioners office. While the Company expects this aspect of its business to be independently profitable, the primary reason for pursuing this new strategy is to create a natural source of referrals of patients needing parenteral nutrition and other therapies. Management also believes that as oncologists, in particular, become more aware of the benefits of nutritional therapy to their patients in terms of bettering their quality of life while cancer treatments are being pursued, many of those practitioners will be more likely to refer their patients to the Company at a much earlier stage for the parenteral nutrition treatment.

DELIVERY OF IN-HOME INFUSION PATIENT SERVICES

         The decision to proceed with in-home infusion therapy is made jointly by the patient, the attending physician and the Company. This decision involves obtaining and evaluating information about the patient's medical history, home environment and insurance, as well as discussing the patient's willingness and ability to participate in the self-administration of home health care. After a patient is referred to the Company, a pharmacist takes the prescription order from the attending physician and the Company personnel coordinate the delivery of patient care tailored to the individual's specific needs.

         Throughout the course of treatment, a company licensed pharmacist compounds or supervises the preparation of all prescribed drugs, solutions and related supplies and answers questions concerning the prescribed therapy and the Company's services. In certain cases where the patient is incapable of self-administering the therapy, a nurse is also present at each administration of the therapy. Company nurses visit patients periodically to review training, catheter placement and compliance with the patient care plan. The Company's personnel are available to respond to patient needs 24 hours a day, seven days a week.

HEALTH CARE REGULATION

         The federal government and the state of Texas regulate various aspects of the Company's business. The Company's Vista Facility is licensed as a pharmacy and is subject to federal and state laws and regulations governing pharmacies. Federal laws require, among other things, that the Company's facilities comply with rules relating to controlled substances. These rules include an obligation to register with the Drug Enforcement Administration of the United States Department of Justice and to meet certain requirements concerning security, record keeping, inventory controls, prescription forms, order forms and labeling. The Company's pharmacists and nurses also are subject to state licensing requirements and laws regarding standards of professional conduct. Each nurse and pharmacist used by the Company must have a valid license. Management believes that the Company's operations comply in all material respects with applicable pharmacy licensing requirements.

         The health care industry is highly regulated at the federal and state levels. The Company believes its business is in material compliance with applicable law. The relationships between the Company and its affiliated physician groups, however, are unique, and many aspects of these relationships have not been the subject of judicial or regulatory interpretation. There can be no assurance that a review of the Company's business by courts or by health care, tax, labor or other regulatory authorities would not result in determinations that could adversely affect the Company's operations or that the health care regulatory environment will not change so as to restrict the Company's existing operations or potential for expansion.

         A federal statute (the "federal anti-kickback statute") prohibits the offer or payment of remuneration, or the solicitation or receipt of remuneration, to induce either (i) the purchase of any item or service reimbursable in whole or in party by Medicare or certain state health care programs (including Medicaid); or (ii) the referral of an individual for the furnishing of any item or service reimbursable in whole or in part by Medicare or certain state health care programs. Both criminal and civil penalties can be imposed for violations of the federal-kickback statute, including exclusion from participation in the Medicare and Medicaid programs. The Department of Health and Human Services and law enforcement authorities are increasingly scrutinizing arrangements between health care providers and referring physicians to ensure that those arrangements do not constitute mechanisms for paying for referrals. In addition, a number of states have adopted similar legislation that applies to patients not covered by Medicare or Medicaid programs. The Company does not believe that its business constitutes a violation of federal or state anti-kickback statutes. Medicare and state health care programs do not reimburse medical practices for management fees paid to the Company, and the Company does not refer patients to the medical practices. Nevertheless, because of the breadth of federal and state anti-kickback statutes and the absence of court decisions interpreting their application to arrangements such as those entered into by the Company, there can be no assurance that the Company's activities will not be challenged by regulatory authorities or that the Company's position will prevail if challenged.

         Numerous legislative proposals have been introduced or proposed in the U.S. Congress and in some state legislatures that would effect major changes in the U.S. health care system nationally or at the state level. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect, if any, such proposals would have on the Company's business. Certain proposals, such as reducing Medicare and Medicaid, could adversely affect the Company. There can be no assurance that currently proposed or future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the Company.

         General business corporations (as opposed to professional corporations which are wholly-owned by physicians) are generally not allowed to render medical care. While the Company structures its operations to comply with applicable laws concerning the corporate practice of medicine, there can be no assurance that, given varying and uncertain interpretations of such laws, the Company would be found to be in compliance with such laws. A determination that the Company is in violation of applicable restrictions on the practice of medicine could have a material adverse effect on the Company if the Company were unable to restructure its operations to comply with applicable state requirements.

RISKS INHERENT IN PROVISION OF MEDICAL SERVICES

         The Company's affiliated physician groups and the Vista Facility are involved in the delivery of health care services to the public and are exposed to the risk of professional liability claims. Claims of this nature, if successful, could result in damage awards to the claimants in excess of the limits of any applicable insurance coverage. Insurance against losses related to claims of this type can be expensive and varies widely from state to state. The Company and its affiliated physician groups maintain liability insurance in amounts and coverages believed to be usual and customary. Nevertheless, successful malpractice claims asserted against the physician groups or the Company could have a material adverse effect on the Company. See "Business--Insurance."

LIMITED OPERATING HISTORY

         The Company faces certain general business risks with respect to all of its operations. In addition to regulatory concerns and increasing competition with respect to all of its operations, the Company's in-home infusion therapy operations are subject to substantial risks because the Company serves a relatively small number of patients. The Company's in-home infusion health care revenues have decreased from $2,730,753 in fiscal 1995 to $1,767,751 in fiscal 1996. The Company intends to more aggressively market its in-home infusion therapy services with the goal of increasing its patient base in fiscal 1997, however, the Company's revenues and profits will remain relatively vulnerable unless and until the patient base increases significantly. In the past year, the Company has faced increasing pressure from insurance companies to justify the continuation of and need for in-home infusion therapy for patients and the Company's charges therefor. The Company expects these pressures to continue. In addition, the Company has not yet established a proven operating history with respect to its physician practice management. The Company's revenues and profits from this area will remain vulnerable until the Company has more management contracts for physician practices and more experience in managing such contracts. As of August 31, 1996, DPMI had management agreements for six physician practices. The loss of one or more of these contracts could have a material adverse effect on the profits and revenues of DPMI. In addition, Vista's revenues decreased 1% during the last fiscal year due to fewer patient referrals and increased competition. See "Item 6. - Management's Discussion and Analysis and Plan of Operation".

REDUCTIONS IN THIRD PARTY REIMBURSEMENT

         Health care providers typically bill various third party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the health care services provided to their patients. These third party payors are increasingly negotiating the prices charged for medical services, pharmaceuticals and other supplies, with the goal of lowering reimbursement and utilization rates. Third party payors can also deny reimbursement for medical services, pharmaceuticals and other supplies if they determine that a treatment was not performed in accordance with treatment protocols established by such payors or for other reasons. Loss of revenues to the Company caused by cost containment efforts could have a material adverse effect on the Company. Although the Company does not have any contracts to provide health care services on a capitated or other risk sharing basis, the Company anticipates that it will eventually offer its services to payors in the future on a capitated or other risk sharing basis. To the extent that patients or enrollees covered by a contract require more frequent or extensive care than is anticipated by the Company, the revenue to the Company derived from such contracts may be insufficient to cover the costs of the services provided. Insufficient revenue under capitated or other risk sharing contracts could have a material adverse effect on the Company.

INSURANCE

         In recent years, physicians, hospitals and other participants in the health care market have become subject to an increasing number of lawsuits alleging malpractice, product liability or related legal theories, many of which involve large claims and significant defense costs. With respect to its in-home infusion health care business, the Company does not carry liability insurance for any employee or contract representative. The Company requires that all health care professionals, including registered nurses with whom the Company contracts, carry personal professional liability insurance. However, the Company does not require continuing proof of insurance, mandate policy limits or deductibles or require that the Company be named as an additional insured. Should one of the Company's agents or contracting health care professionals commit a negligent or other liability producing act or omission in the Company's in-home infusion operations, the patient could have a direct claim against the Company which would be uninsured. Mr. Chiu Chan has in force personal professional liability insurance with coverage limits of $1 million per incident and he has not experienced difficulty in obtaining insurance in the past and believes the current insurance coverage is adequate to provide for any claims that may arise and related settlements, if any, involving him personally. Management believes the Company has reasonable and customary insurance coverage with respect to the remainder of its business operations although the Company cannot provide any assurance that its insurance would cover all losses to which the Company may be subject to.

EMPLOYEES

         The Company and its subsidiaries employ approximately 42 full-time employees and 2 part-time employees. A number of other individuals are utilized on an as needed contractual basis, with the number being dependent on the patient load.

EMPLOYEE BENEFIT PLANS

         Effective August 1, 1995, the Board of Directors approved a 1995 Non-Qualified Stock Option Plan for consultants and non-employee directors. The Board believes that the Plan will advance the long term interests of the Company
(i) by providing consultants and non-employee directors with the opportunity to obtain an equity interest in the Company, (ii) by furthering the identity of interests of participants in the plan with those of the shareholders of the Company through the ownership and performance of the common stock of the Company, and (iii) by permitting the Company to attract and retain qualified consultants and non-employee directors. Under the terms of the Plan, the Company may grant stock options in the Company's Common Stock to consultants and non-employee directors of the Company and its subsidiaries. The options granted under the Plan are not intended to qualify as "incentive stock options" as that term is defined under Section 422A of the Internal Revenue Code and, as such, the nonstatutory options granted under the Plan are not entitled to special treatment under Section 422 of the Code.

         Effective August 31, 1995, the Company's shareholders approved a 1995 Incentive Stock Option Plan. The 1995 Incentive Stock Option Plan was recommended by the Board of Directors because of its belief that the Plan will advance the interests of the Company by providing key employees, who have substantial responsibility for the direction and management of the Company, with additional incentive for them to promote the success of the Company by increasing their proprietary interest in the success of the Company. It is intended that options issued under the Plan will qualify as Incentive Stock Options under Section 422A of the Internal Revenue Code.


ITEM 2.           DESCRIPTION OF PROPERTY

         The Company commenced its health care operations in August 1992 and leased 1,000 square feet of office space in East Houston for $600 per month. As of March 1, 1993, the office space was expanded to a total of 1,915 square feet and, accordingly, the monthly lease rate increased to $1,286. This lease expired March 1, 1995 and is currently on a month-to-month basis. The lessor of the office space is Capital Bank, of Houston, Texas. One of the Company's directors is a director of Capital Bank. Management believes that the lease rate being paid is consistent with other commercial rates available in the East Houston area.

         In August 1994, the Company consummated the acquisition of 65% of the outstanding common stock of Vista, which owns and operates the Vista Facility, an outpatient surgical center in Pasadena, Texas consisting of a one story building containing approximately 15,000 square feet. The land and building owned by Vista is subject to and collateralized by a note payable and deed of trust to Met Life Capital. The note bears a fixed interest rate of 9.65% with a monthly installment of $19,533, a maturity date of September 1, 2002, and the balance of which as of August 31, 1996, was $1,075,366. The Company entered into a Guaranty Agreement with Met Life Capital whereby the Company guaranteed 65% of the outstanding balance of the mortgage loan. Management believes the facility is adequately covered by insurance. The depreciation on the facility is computed using the straight line method over thirty-nine years, furniture and fixtures are depreciated over seven years, and equipment is depreciated over five years. The property tax rate is about 3% of appraisal value and the annual real and personal property taxes are about $77,000. The Vista Facility is 100% utilized by Vista as an outpatient surgical center and to provide laboratory and diagnostic testing services.

         In September 1994, the Company commenced construction of the Office Building (adjacent to the existing Vista Facility described above) which was completed in 1995. The total cost of the office building was approximately $1,925,000, and was financed from working capital. The new facility was constructed as a professional office building for physician practices. There is competition from several professional buildings in the surrounding area. Management believes the Office Building is adequately covered by insurance. The Office Building is comprised of two stories and contains approximately 35,900 square feet of space of which approximately 70% is utilized by physician practices under the management of DPMI. The remaining space will be utilized for additional physician practices, when contracted for, and is currently vacant. A total of $707,000 has been spent for new equipment and furnishings for the Office Building. All depreciation is calculated on the straight line method, with the building being depreciated over thirty-nine years, furniture and fixtures over seven years, and equipment over five years. The property tax rate is approximately 3% of appraisal value and the annual real and personal property taxes are about $80,000. Currently, there are six physician practices under management with DPMI which are located in the Office Building. Each physician practice utilizes more than 10% of the space in the building and comprises more than 10% of the management fees payable to DPMI pursuant to the Management Agreements described below. Revenues and income from the property are derived from the management fees received by DPMI under the Management Agreements. The Company does not directly lease office space in the building. Pursuant to the Management Agreements which provide DPMI with a percentage of revenues from each physician's practice, DPMI agrees to provide fully-equipped office space and other services. Given the limited number of Management Agreements which provide revenue to DPMI and the Company from the Office Building, the loss or cancellation of any agreement would be material.

ITEM 3. LEGAL PROCEEDINGS

         Vista is named as a defendant in a lawsuit with a former employee of Vista. The lawsuit was filed in 1993 in the 80th Judicial District Court of Harris County, Texas, CA No. 93-57254. The plaintiff is seeking unspecified damages against Vista and other named defendants for alleged injuries incurred in connection with a series of anti-hepatitis vaccinations. An interlocutory order granting Vista's Motion for Summary Judgment was granted on May 5, 1995, disposing of all of the plaintiff's claims against Vista. The plaintiff has the right to appeal the order prior to final disposition of the case against the remaining defendants. Vista intends to vigorously defend the action and contends that no amounts are due to the plaintiff from the Company. Management believes any liability resulting from this matter will be covered by Workers Compensation insurance maintained by Vista. Based upon management's assessment of the potential for loss and recommendations from the Company's counsel, no amounts have been accrued in the accompanying financial statements with respect to this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Not applicable.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         In September 1993, the Company's Common Stock began trading on NASDAQ's Small Capitalization Market under the symbol DYII. Prior to obtaining the NASDAQ listing, the Company's Common Stock had traded in the over-the-counter market on the pink sheets and on the NASD Electronic Bulletin Board.

         The following table sets forth the high and low closing bid prices for the Company's Common Stock, as adjusted for the 1 for 8 reverse stock split, during each of the last eight fiscal quarters as reported by the National Quotation Bureau, Inc.


                                                   High        Low
                                                   ----        ---
1995 Fiscal Year - Quarter Ended:
         November 30, 1994                        $2.25       $2.13
         February 28, 1995                         2.00        1.88
         May 31, 1995                              1.88        0.88
         August 31, 1995                           1.63        1.00
1996 Fiscal Year - Quarter Ended:
         November 30, 1995                         1.3125      1.00
         February 29, 1996                         1.375       0.9375
         May 31, 1996                              1.125       0.6875
         August 31, 1996                           1.25        1.00

         These quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

         As of August 31, 1996, the Company had approximately 94 shareholders of record. This number does not include shareholders who hold the Company's securities in nominee accounts with broker-dealer firms or depository institutions. Management believes the number of beneficial owners of its Common Stock to be in excess of 242.

         The Company has not paid any cash dividends on its Common Stock and intends to retain all earnings for the operation and expansion of its business. The Company does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon the Company's results of operations, financial condition and capital requirements, as well as such other factors as the Company's Board of Directors may consider. There are no contractual or other restrictions which limit the Company's right to declare and pay dividends should the Board of Directors elect to do so.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         The Company did not generate any revenues from inception in 1983 through July 1992. New management and other individuals/entities invested $2,000,000 and the Company began to generate revenues from home health care therapy in August 1992, the first month of operations.

ANALYSIS OF OPERATIONS

         The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three years ended August 31, 1996.

         The Company recorded consolidated net income of $559,473 for the year ended August 31, 1996, as compared to consolidated net income of $936,019 in 1995 and $470,094 in 1994. The Company's net income in 1994 included a $38,000 one-time charge resulting from the change in method of accounting for income taxes by the adoption of the provisions of Statement of Financial Accounting Standards No. 109. There were no other significant, unusual or non-recurring items of income or expense during the three years ended August 31, 1996. As a result of the expansion of the Company's business operations including the operations of DPMI in fiscal 1996, and the acquisition of Vista in the last month of fiscal 1994, as noted below, it is difficult to meaningfully compare revenues and expenses of the Company for the last three fiscal years.

AUGUST 31, 1996 VS. AUGUST 31, 1995

         For the fiscal year ended August 31, 1996, consolidated total revenues were $7,418,710 compared to $6,904,586 for the prior year. Notwithstanding this moderate increase of $514,124 or 7% in consolidated gross revenues, there were a number of significant increases and decreases in the component revenue categories. For instance, revenue attributable to in-home infusion therapy operations decreased $963,002 or 35% from that of the prior year due to lower patient load as a result of fewer referrals and lower reimbursable insurance charges per patient. Revenue attributable to Vista operations decreased $33,655 or 1% from that of the prior year due to fewer patient referrals, primarily as a result of the relocation of a physician group which was located on the premises. This combined revenues decrease of $996,657 was offset to a large extent by a revenue increase of $1,512,264 or 123% attributable to DPMI as a result of DPMI's aggressive efforts in signing up physicians for management. Rental revenue decreased $299,928 or 71% from that prior year due to new management agreements with physicians that incorporate rental revenue as part of the management fee. Interest revenue increased $14,917 or 23% from that of the prior year due to a larger cash balance being deposited into interest bearing bank accounts. The Company achieved positive net income with respect to two of its three areas of operation. Net income (before minority interest) from the operations of DPMI was $420,689 and $190,202 from the operations of the Vista Facility. The Company incurred a loss of $51,868 with respect to its in-home infusion therapy operation.

         There were significant increases in consolidated expense categories primarily due to increases in management activities of DPMI including a $198,577 or 17.6% increase in compensation and benefits expense, a $690,810 or 73.7% increase in contract payments to physicians and a $297,740 or 61.2% increase in medical supplies expense. An increase of

$94,349 or 21.1% increase in depreciation and amortization expense was primarily due to the purchase of new medical equipment by Vista. Although some expense categories such as rent and occupancy expense and other expenses showed a significant decrease from that of the prior year, while another expense category such as other general and administrative expenses showed significant increase from that of the prior year, the grouping of individual expense accounts under each of these three expense categories in the current year differed than that of the prior year and contributed to the significant increase and decrease in each of these three expense categories.

         The Company faces certain general business risks with respect to all of its operations. In addition to regulatory concerns and increasing competition with respect to all of its operations, the Company's in-home infusion therapy operations are subject to substantial risks because the Company serves a relatively small number of patients. The Company's in-home infusion health care revenues have decreased from $2,730,753 in fiscal 1995 to $1,767,751 in fiscal 1996. The Company intends to more aggressively market its in-home infusion therapy services with the goal of increasing its patient base in fiscal 1997, however, the Company's revenues and profits will remain relatively vulnerable unless and until the patient base increases significantly. In the past year, the Company has faced increasing pressure from insurance companies to justify the continuation of and need for in-home infusion therapy for patients and the Company's charges therefor. The Company expects these pressures to continue. In addition, the Company has not yet established a proven operating history with respect to its physician practice management. The Company's revenues and profits from this area will remain vulnerable until the Company has more management contracts for physician practices and more experience in managing such contracts. As of August 31, 1996, DPMI had management agreements for six physician practices. The loss of one or more of these contracts could have a material adverse effect on the profits and revenues of DPMI. Vista's revenues decreased 1% during the last fiscal year due to fewer patient referrals as discussed above.

AUGUST 31, 1995 VS. AUGUST 31, 1994

         For the fiscal year ended August 31, 1995, total revenues were $6,904,586 compared to $2,584,235 for the prior year. This increase of 267% resulted from the inclusion of Vista revenues for an entire year in fiscal 1995 (fiscal 1994 included only six days of revenues, as Vista was acquired on August 25, 1994), and from DPMI revenues of $1,225,731 which did not exist in 1994. The Company's revenues from its in-home infusion therapy services were $2,730,753 in 1995, a 6.6% increase over 1994. Vista's revenues for 1995 of $2,946,619 represented a 160% increase over 1994 on a pro-forma basis. Total expenses for 1995 increased 339% over 1994 due to the exclusion of all but six days of Vista's operations in 1994 and the inclusion of DPMI in 1995. On a pro-forma basis, Vista's total expenses in 1995 increased 204% compared to 1994. Income from operations in 1995 increased $703,612 (98%) over 1994. Rent and other income increased from $23,141 in 1994 to $419,771 in 1995 due primarily to the rentals received on the new medical facilities completed in 1995 and leased to Premier. Interest expense increased from $51,048 in 1994 to $162,643 in 1995 due to the financing costs attributable to the building improvements and equipment in 1995.

         Significant increases in expense categories included a $627,105 or 125% increase in compensation and benefits expense, of which $336,540 was attributed to the inclusion of a full year of Vista operations. The remaining increase of $290,565 was attributed to the inclusion of DPMI in 1995. Provision for uncollectible accounts increased $768,267, or 753%. Of this amount, $236,806, or 232%, was attributable to home infusion therapy operations primarily due to increased third-party payer scrutiny of invoices and reductions in qualifying payments. The remaining $531,461 increase in provision for uncollectible accounts was the result of including a full year's operations of Vista in 1995. Contract payments increased $771,674, or 467%, represented by a $57,566 decrease, or 35%, attributable to the home infusion therapy operations (a significant part of which was reduction in consultant fees paid), offset by an increase of $274,702 and $554,538 attributable to Vista and DPMI, respectively, as a result of including a full year of Vista's operations in 1995 and the inclusion of DPMI in 1995. Medical supplies increased 98%, or $241,254, primarily due to the inclusion of a full year of Vista's operations in 1995. Depreciation and amortization increased $400,689, or 79%; of this amount, $126,409 was attributable to the home infusion therapy operations and the completion of the new medical office building in 1995, and $274,280 was attributable to the inclusion of Vista's operations for a full year in 1995. Rent and occupancy increased $255,754, or 571%, attributable to an increase of $55,379 for the home infusion operations resulting from the completion of the new medical office building in 1995, $184,776 attributable to the inclusion of a full year of Vista's operations in 1995, and $15,599 attributable to the inclusion of DPMI in 1995. Other general and administrative expenses increased 489,089, or 130%. Of this, $166,405 represented Vista's operations for a full year in 1995, and the remaining $322,684 increase was attributed to DPMI due to its inclusion in 1995.

         The Company's effective Federal income tax rate was 22.7% in 1996 and 38% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company maintained liquidity in fiscal 1995 and 1996. Working capital of $1,826,002 as of August 31, 1996, increased $447,959 from the prior year primarily due to an increase in cash of $665,007 from operations, an increase in accounts receivable of $323,259 and a decrease in other current assets of $33,717 offset by an increase in accounts payable of $53,204, an increase in accrued liabilities of $720,386, a decrease in current income taxes payable of $49,039, a decrease in current deferred income taxes payable of $198,700 and a decrease in current portion of long term debt of $19,262. As of August 31, 1996, the Company maintained a liquid position evidenced by a current ratio of 1.93 to 1 and a total debt to equity ratio of 0.46 to 1.

         The Company is actively targeting opportunities to expand in the physician management and outpatient surgical clinic markets. Therefore, internally generated funds may not be sufficient to finance future expansion. The Company will assess the need and obtain, if necessary, additional equity capital or debt financing; provided, however, there can be no assurance that the Company will be able to obtain any necessary financing on the terms, or in the amounts that are necessary and acceptable to the Company.

         Management believes that available cash funds and funds generated from operations will be sufficient for the Company to finance working capital requirements for the foreseeable future and to meet its payment obligations on its long-term indebtedness. Inflation has not significantly impacted the Company's financial position or operations.


ITEM 7.           FINANCIAL STATEMENTS

         The information required by this item is included in a separate section of this Annual Report beginning on Page F-1 and is incorporated herein by reference.


ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective September 27, 1996, the Company terminated the accounting firm of Bateman, Blomstrom & Co. There were no disagreements on any matter of accounting principles or practices, financial statement presentation or disclosure, or auditing scope or procedures during the year ended August 31, 1995. The independent accountants' report on the Company's financial statements for the past two years did not contain an adverse opinion, disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change certifying accountants was recommended and approved by the Company's Board of Directors. During the Company's two most recent fiscal years and the subsequent interim period through September 27, 1996, there were no disagreements or "reportable events" with the former independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Effective September 27, 1996, the Company engaged the accounting firm of Wood, Harper & Associates, P.C. as their new principal independent accountants.

                                    PART III.

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table (and accompanying text) sets forth the names and ages of all the directors and executive officers of the Company, all positions and offices with the Company held by each person, each such person's term of office as a director and business experience for the past five years.


     NAME           AGE                          POSITION
Chiu Moon Chan      44     Chairman of the Board of Directors, Chief Executive
                           Officer, President and Secretary (July 1992-Present)
Philip Chan         45     Vice President - Finance and Treasurer/Director
                           (July 1992-Present)
Stephen L. Huber    46     Director  (July 1992-Present)
Earl R. Votaw       70     Director  (July 1992-Present)


         CHIU MOON CHAN is a registered pharmacist and since May 1978, has been employed by health care service organizations in Houston, Texas. From March 1986 to May 1988, Mr. Chan was employed by the M.D. Anderson Cancer Center, Houston, Texas. From June 1988 through September 1991, Mr. Chan operated his own in-home health care business in Houston, Texas as a sole proprietorship. From October 1991 through July 1992, Mr. Chan was an executive officer and employee of E.F.S.M., Inc. located in Houston, Texas, which is in the in-home health care business, specializing in Medicare and Medicaid patients. Mr. Chan earned a Bachelor of Science degree in Pharmacy from the University of Houston.

         PHILIP CHAN was self-employed with his own consulting, accounting and tax firm from September 1990 through 1992. From September 1989 to September 1991, he was the controller for a management corporation, Related Management Corporations of Florida, located in Miami, Florida. From March 1986 to August 1989, he was in charge of the accounting department for Hamel and Associates, a Houston, Texas accounting firm. Mr. Chan has earned advanced accounting degrees from the University of Houston and is a CPA in the State of Texas.

         Mr. Chiu Chan and Mr. Philip Chan are not related.

         STEPHEN L. HUBER is a registered pharmacist and has earned a Bachelor of Science degree in Hospital Pharmacy from the University of Houston. He served as director of pharmacy patient care services at the University of Texas M.D. Anderson Cancer Center from August 1986 to December 1991 when he was promoted to his current position, Deputy Division Head for patient care services. Mr. Huber joined M.D. Anderson in 1984 as assistant director of operations. He was a director of pharmacy from May 1982 through August 1984 for Life Mark Pharmacy Management.

         EARL R. VOTAW earned a Bachelor of Arts degree from the University of the Americas in Mexico City and a certificate of graduation from the Graduate School of Mortgage Banking from Northwestern University of Chicago. Mr. Votaw has served as a director since 1981 and as an executive officer since 1985 of Jacinto City Bancshares, Inc. ("Jacinto"), a Houston-based bank holding company, which is publicly held. He has also served since 1989 as an executive officer and a director of JACI, Inc., a Delaware corporation, that is wholly-owned by Jacinto. Capital Bank, a Texas chartered bank located in Houston, Texas of which Mr. Votaw has served as president, chief executive officer, and a director since 1979 is wholly owned by JACI, Inc. As of December 31, 1993, Mr. Votaw resigned all of his positions with Jacinto, JACI, Inc. and Capital Bank, except his director position with Capital Bank, to pursue retirement plans.

         Each director holds office until the earlier of the election of his successor at the next annual meeting of stockholders or his resignation or removal.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Based solely upon the Company's review of Forms 3, 4, and 5 filed by the Company's officers and directors and persons who beneficially own 10% or more of the Company's Common Stock and the written representations of such persons, the Company is not aware that any of such persons failed to timely file the foregoing forms during the last fiscal year.


ITEM 10.          EXECUTIVE COMPENSATION

         The following summary compensation table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Registrant's Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION

       NAME/PRINCIPAL POSITION            FISCAL                                                              LONG-TERM
                                           YEAR           SALARY             BONUS            OTHER         COMPENSATION
Chiu Chan, CEO                             1996            $ 160,000           $ -0-          $ 6,010            0
                                           1995              160,000           6,667           28,194            0
                                           1994              175,331           9,333           47,181            0


         No other officer, director or employee of the Company or its subsidiaries received total compensation in excess of $100,000 during the last three fiscal years. The Company has no employment agreements with its executives. Mr. Chiu Chan and Philip Chan devote 100% of their time to the Company.

         Pursuant to the Company's Incentive Stock Option Plan, options to purchase 275,527 shares were granted in May 14, 1996, which number includes 157,606 options granted to Mr. Philip Chan as described in the table below. The remaining options were granted to approximately ten (10) nonexecutive employees of the Company and its subsidiaries. All options are exercisable at $0.9375 per share and expire May 14, 2001. The Board of Directors also adopted a non-qualified stock option plan in August 1996 for non-director employees and consultants, and a total of 175,000 options were granted to two (2) consultants during fiscal 1996 under that plan.


                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                   Number of Securities        Percent of Total Options/
                   Underlying Options/SAR's    SAR's Granted to
      Name         Granted                     Employees in Fiscal Year     Exercise Price    Expiration Date
      ----         ------------------------    -------------------------    --------------    ---------------
Mr. Philip Chan    157,606                     100%                         $0.9375           May 14, 2001

         Directors of the Company do not receive any compensation for their services as directors, although directors will be reimbursed for expenses incurred in attending board meetings.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

         The following sets forth certain information with respect to the beneficial ownership of shares held by directors, executive officers and persons known to management to own more than 5% of the outstanding Common Stock of the Company as of November 29, 1996.


                            NAME AND ADDRESS                NUMBER OF SHARES AND
TITLE OF CLASS            OF BENEFICIAL OWNER         NATURE OF BENEFICIAL OWNERSHIP    PERCENT OF CLASS
--------------            -------------------         ------------------------------    ----------------
Common Stock              Chiu Moon Chan                       9,084,877(1)                   63.82%
                          323 Wood Loop
                          Houston, Texas  77015
Common Stock              Ella Chan                            9,084,877(1)                   63.82%
                          323 Wood Loop
                          Houston, Texas  77015
Common Stock              Philip Chan                           205,106(2)                     1.43%
                          7930 Millbrook Drive
                          Houston, Texas  77095
Common Stock              Hi Lite Development Ltd.             2,433,375                      17.09%
                          First Floor, Wah Sing
                          Building
                          61A Java Road
                          North Point, Hong Kong
Common Stock              Officers and Directors               9,289,983                      64.55%
                          as a group (6)


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In April, 1995, the Company entered into a note and security agreement to borrow a total of $125,849 from Capital Bank for the purchase of an ultrasound machine. The loan was secured by the ultrasound machine and is payable in 36 monthly installments of $4,003, including interest at 9%, and is scheduled to mature in April, 1998. The loan had a balance of $77,496 as of August 31, 1996. Mr. Earl R. Votaw, a director of the Company, is a director of Capital Bank.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits. The exhibits required by Item 601 of Regulation S-B are included in this report commencing on page E-1 hereof which contains a list of such exhibits. The list of exhibits and the exhibits listed herein are incorporated into this part by reference.

         B. Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 1996.

--------

        (1) Includes (i) 6,782,188 shares held individually by Chiu Moon Chan, (ii) 1,897,125 shares held in the name of Mr. Chan's spouse, and (iii) 202,782 shares held in the name of two of Mr. Chan's minor children. Mr. Chan disclaims any beneficial ownership of the shares held by his spouse and minor children. Mrs. Chan disclaims any beneficial ownership of the shares held by her spouse and minor children.

        (2) Includes 157,606 shares which may be acquired by Mr. Philip Chan pursuant to options granted to him in May 1996. The options are exercisable at $0.9375 and expire May 14, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DYNACQ INTERNATIONAL, INC.

By:  /s/ Chiu Moon Chan                                  Date: December 12, 1996
   --------------------------------------------                -----------------
   Chiu Moon Chan, Chairman of the Board
   Chief Executive Officer, President and Secretary


         In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


          NAME                    TITLE                         DATE
          ----                    -----                         ----
   /s/ Chiu Moon Chan      Chairman of the Board,          December 12, 1996
-----------------------    Chief Executive Officer,
Chiu Moon Chan             President and Secretary
                           Vice President,

   /s/  Philip S. Chan     Chief Financial Officer,        December 12, 1996
-----------------------    Controller, and Director
Philip S. Chan

   /s/ Stephen L. Huber    Director                        December 12, 1996
-----------------------
Stephen L. Huber

   /s/  Earl R. Votaw      Director                        December 12, 1996
-----------------------
Earl R. Votaw


         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

                                 Not Applicable.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                     INDEX



A. Financial Statements                                                  Page
   Reports of independent public accountants                              F-2
   Consolidated balance sheet as of August 31, 1996                       F-4
   Consolidated statements of income for the years ended August 31,       F-5
     1996 and 1995
   Consolidated statements of changes in stockholders' equity for the     F-6
     years ended August 31, 1996 and 1995
   Consolidated statements of cash flows for the years ended August       F-7
     31, 1996 and 1995
   Notes to consolidated financial statements                             F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors
Dynacq International, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Dynacq International, Inc. and its subsidiaries (the "Company") as of August 31, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                           /s/  WOOD, HARPER & ASSOCIATES, P.C.
                                           ------------------------------------
Houston, Texas                                  WOOD, HARPER & ASSOCIATES, P.C.
December 3, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors
Dynacq International, Inc.
Houston, Texas

We have audited the accompanying consolidated statements of income, changes in stockholders' equity, and cash flows of Dynacq International, Inc. and its subsidiaries (the "Company") for the year ended August 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                /s/ BATEMAN, BLOMSTROM & CO.
                                               ------------------------------
Houston, Texas                                      BATEMAN, BLOMSTROM & CO.
April 5, 1996

                                                      DYNACQ INTERNATIONAL, INC.
                                                      Consolidated Balance Sheet
                                                                 August 31, 1996

ASSETS
   Current assets:
      Cash and cash equivalents                                                          $  1,134,579
      Restricted short-term investments                                                       180,000
      Accounts receivable, net of allowance for doubtful accounts of $1,739,221             2,413,372
      Inventories                                                                              29,347
      Other current assets                                                                     31,120
                                                                                         ------------
         Total current assets                                                               3,788,418

   Property and equipment, net                                                              5,197,107

   Other assets                                                                             1,333,084
                                                                                         ------------
         Total assets                                                                    $ 10,318,609
                                                                                         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                                   $    199,452
      Accrued liabilities                                                                     797,021
      Income taxes payable                                                                    252,110
      Deferred income taxes payable                                                           436,000
      Current maturities of long-term debt                                                    277,833
                                                                                         ------------
         Total current liabilities                                                          1,962,416

   Noncurrent liabilities:
      Long-term debt                                                                          969,392
      Deferred income taxes                                                                   134,000
                                                                                         ------------
         Total noncurrent liabilities                                                       1,103,392

   Commitments and contingencies

   Minority interest                                                                          856,357

   Stockholders' Equity
      Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued
         or outstanding                                                                            --
      Common stock, $.001 par value, 300,000,000 shares authorized; 14,235,136 shares
         issued                                                                                14,235
      Additional paid-in capital                                                            3,452,130
      Retained earnings                                                                     2,987,401
      Less treasury stock; 71,335 shares at cost                                              (57,322)
                                                                                         ------------
         Total stockholders' equity                                                         6,396,444
                                                                                         ------------
         Total liabilities and stockholders' equity                                      $ 10,318,609
                                                                                         ============


The accompanying notes are an integral part of the consolidated financial statements.

                                                      DYNACQ INTERNATIONAL, INC.
                                               Consolidated Statements of Income
                                    For the Years Ended August 31, 1996 and 1995


                                                                      1996             1995
                                                                  ------------     ------------
Revenues, net                                                     $  7,418,710     $  6,904,586
                                                                  ------------     ------------
Costs and expenses:
   Direct costs of infusion therapy revenues                           334,522          425,679
   Compensation and benefits                                         1,328,652        1,130,075
   Contract payments to physicians                                   1,665,102          937,040
   Provision for uncollectible accounts                                781,201          870,318
   Medical supplies                                                    784,056          486,316
   Depreciation and amortization                                       540,623          446,274
   Rent and occupancy                                                  119,568          300,530
   Other general and administrative expenses                         1,103,156          864,136
   Other expenses                                                       12,896          322,297
                                                                  ------------     ------------
      Total costs and expenses                                       6,669,776        5,482,665
                                                                  ------------     ------------
      Income from operations                                           748,934        1,421,921
                                                                  ------------     ------------
Other income (expense):
   Rent and other income                                               119,843          419,771
   Interest income                                                      80,259           65,342
   Interest expense                                                   (137,113)        (162,643)
                                                                  ------------     ------------
      Total other income (expense)                                      62,989          322,470
                                                                  ------------     ------------
      Income before income taxes and minority interest                 811,923        1,744,391
                                                                  ------------     ------------
Provision for income taxes                                             184,500          665,000
                                                                  ------------     ------------
      Net income before minority interest                              627,473        1,079,391
Minority interest in earnings                                          (67,950)        (143,372)
                                                                  ------------     ------------
   Net income                                                     $    559,473     $    936,019
                                                                  ============     ============
Earnings per common share                                         $       0.04     $       0.07
                                                                  ============     ============
Weighted average number of common and common equivalent
  shares outstanding                                                14,242,658       14,235,136
                                                                  ============     ============


The accompanying notes are an integral part of the consolidated financial statements.

                                                      DYNACQ INTERNATIONAL, INC.
                      Consolidated Statements of Changes in Stockholders' Equity
                                    For the Years Ended August 31, 1996 and 1995


                                 Common Stock      Treasury Stock at Cost   Additional
                                                                              Paid-In      Retained
                              Shares       Amount    Shares     Amount        Capital      Earnings        Total
                            ----------    -------    ------    --------     ----------    ----------    -----------
Balance, August 31, 1994    14,235,136    $14,235        --    $     --     $3,332,026    $1,491,909    $ 4,838,170
Net Income                          --         --        --          --             --       936,019        936,019
                            ----------    -------    ------    --------     ----------    ----------    -----------
Balance, August 31, 1995    14,235,136     14,235        --          --      3,332,026     2,427,928      5,774,189
Treasury Stock Acquired             --         --    71,335     (57,322)            --            --        (57,322)
Repurchase of Subsidiary            --         --        --          --        120,104            --        120,104
  Stock
Net Income                          --         --        --          --             --       559,473        559,473
                            ----------    -------    ------    --------     ----------    ----------    -----------
Balance, August 31, 1996    14,235,136    $14,235    71,335    $(57,322)    $3,452,130    $2,987,401    $ 6,396,444
                            ==========    =======    ======    ========     ==========    ==========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                                      DYNACQ INTERNATIONAL, INC.
                                           Consolidated Statements of Cash Flows
                                    For the Years Ended August 31, 1996 and 1995


                                                                       1996            1995
Cash flows from operating activities:
Net income                                                        $   559,473     $   936,019
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
     Depreciation and amortization                                    540,623         446,274
     Deferred income taxes                                           (169,100)        227,705
     Minority interest                                                (52,154)        286,160
     (Increase) in accounts receivable                               (946,410)       (838,484)
     Increase in allowance for doubtful accounts                      657,121         632,264
     (Increase) decrease in inventories and other assets               27,949        (376,754)
     (Increase) decrease in due from affiliate                        480,670        (488,327)
     Increase in accounts payable                                      53,204          35,804
     Increase in accrued liabilities                                  720,387          19,612
     Increase (decrease) in income taxes payable                      (49,039)        301,149
     (Increase) in long-term receivable                              (642,928)             --
                                                                  -----------     -----------
        Net cash provided by operating activities                   1,179,796       1,181,422
                                                                  -----------     -----------
Cash flows from investing activities:
     Repurchase of subsidiary stock                                   120,104              --
     Purchases of property and equipment                             (283,558)     (2,662,135)
     Disposition of property and equipment                                 --         188,724
     Purchases of short-term investments                             (180,000)             --
                                                                  -----------     -----------
        Net cash used in investing activities                        (343,454)     (2,473,411)
                                                                  -----------     -----------
Cash flows from financing activities:
     Proceeds from long-term debt                                          --         125,849
     Principal payments on long-term debt                            (294,013)       (257,359)
     Acquisition of treasury stock                                    (57,322)             --
                                                                  -----------     -----------
        Net cash used in financing activities                        (351,335)       (131,510)
                                                                  -----------     -----------
        Net increase (decrease) in cash and cash equivalents          485,007      (1,423,499)
Cash and cash equivalents at beginning of year                        649,572       2,073,071
                                                                  -----------     -----------
Cash and cash equivalents at end of year                          $ 1,134,579     $   649,572
                                                                  ===========     ===========
Supplemental cash flow disclosures:
     Cash paid during year for:
        Interest                                                  $   137,113     $   162,643
        Income taxes                                              $   338,000     $    10,968

The accompanying notes are an integral part of the consolidated financial statements.

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements


NOTE 1.        CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES

A.      BUSINESS AND ORGANIZATION

        Dynacq International, Inc. (the "Company") is engaged in the business of providing home infusion health care services and supplies to patients in their homes, the operation of an outpatient surgery facility, the operation of a medical office complex, and the management of group physician practices.

        The Company was incorporated under the laws of the State of Utah on September 16, 1983, as Rujo, Inc. On January 14, 1987, the shareholders of the Company approved the change of name of the Company to Jackson Brothers Industries, Inc. The Company merged into a Nevada corporation of the same name on June 16, 1989, pursuant to a share-for-share exchange of stock. On January 28, 1992, the shareholders of the Company again approved a change of corporate name to Dynacq International, Inc., elected directors of the Company and approved a plan of recapitalization whereby authorized capital was increased to an aggregate of 55,000,000 shares of stock, comprised of 50,000,000 Common Shares and 5,000,000 Preferred Shares.

        On July 28, 1992, the Company completed the sale of 90 million shares of its "restricted" common stock to several investors for a total purchase price of $2 million. As part of this recapitalization of the Company, the authorized number of common shares was increased from 50 to 300 million and three holders of "restricted" stock returned a total of 9.9 million shares to the Company's treasury.

        In February 1993, the Company became the beneficial owner of all of the outstanding common stock of Lucky China International Limited, a Hong Kong-chartered corporation, whose corporation name has since been changed to Dynacq (Asia) Limited ("Asia"). There are two shares outstanding. One share is held in the name of the Company and the other share is held in the name of Mr. Kwong Chung Wai, as a nominee for the Company. On April 13, 1995, Mr. Wai accepted an appointment as Director of Asia. During 1995, Asia disposed of substantially all of its assets and ceased its operations.

        In August 1994, the Company consummated the acquisition of approximately 65% of the outstanding stock of Vista Healthcare, Inc. ("Vista"), which operates a clinic and outpatient surgical center in Pasadena, Texas. The Company issued 716,370 shares of its common stock in a transaction valued at $1,289,461. This acquisition, which was accounted for as a purchase, resulted in the recording of excess costs over net assets acquired totaling $230,717. In 1994, the Company commenced construction of a new medical office building (adjacent to the Vista facility) which was completed in 1995 at a total cost of approximately $1,925,000. Several of the existing physician-minority shareholders of Vista have relocated their offices to the new facility.

        In September 1994, the Company formed Doctors Practice Management, Inc. ("DPMI") to provide fee based practice management services to physicians and to assist in consolidating medical providers into integrated delivery systems.

B.      CONSOLIDATED STATEMENTS

        The accompanying financial statements present the consolidated accounts of Dynacq International, Inc., a Nevada corporation, its two wholly owned subsidiaries, Dynacq (Asia), Limited and Doctors Practice Management, Inc., and Vista Healthcare, Inc., a Texas corporation, which is approximately 65% owned by the Company. Accordingly, the consolidated financial statements include all of the assets, liabilities, income, expenses, and cash flows for these companies. All significant intercompany transactions and balances have been eliminated.

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements


C.      REVENUE RECOGNITION

        The Company recognizes revenue from the performance of medical services in the period in which such services are provided. Substantially all of the Company's revenues are derived from claims filed under major medical policies, workers' compensation policies, Medicare or Medicaid, or personal injury claims. Allowances for discounts on services or adjustments for non-covered costs and expenses are recognized in the period in which the related revenues are earned. Allowances for doubtful accounts are determined by management based upon historical experience and an assessment of the circumstances applicable to individual accounts.

D.      CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investments with maturity of three months or less as cash equivalents. At August 31, 1996, cash equivalents were composed primarily of investments in money market funds and certificates of deposits.

E.      RESTRICTED SHORT-TERM INVESTMENTS

        In connection with the Company's Pledge-Security Agreement with a financial institution (Note 8), the Company has restricted and pledged as collateral $180,000 of its highly liquid interest bearing deposits, with a maturity of one year. The short-term investment is being held to maturity and its carrying value approximates its current value.

F.      INVENTORIES

        Inventories are valued at the lower of cost or market with substantially all stated at the first-in, first-out (FIFO) method.

G.      PROPERTY AND EQUIPMENT

        Land, buildings and improvements, furniture, fixtures and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 39 years. The Company provides tax depreciation using various accelerated methods in conformity with the provisions of applicable tax law. Ordinary maintenance and repairs are charged to income as incurred. Expenditures which extend the physical or economic life of the assets are capitalized and depreciated. Gains or losses on the disposition of assets sold are recognized in income and the related asset and accumulated depreciation accounts are adjusted accordingly.

H.      OTHER NON-CURRENT ASSETS

        Excess costs over net assets acquired from the Vista acquisition are amortized on a straight-line basis over a period of 14 years. Organization costs are amortized on a straight-line basis over the estimated useful lives of such costs of 60 months. Loan origination fees are amortized on a straight-line basis over the terms of the related debt.

        The Company periodically reviews the value of it excess costs over net assets acquired to determine if an impairment has occurred. The Company measures the potential impairment of recorded excess costs over net assets acquired by the undiscounted value of expected future operating cash flows in relation to its net capital investment in the subsidiary. Based on its review, the Company does not believe that an impairment of its excess costs over net assets acquired has occurred.

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements


I.      ADVERTISING COSTS

        The Company expenses advertising costs as incurred. Amounts expended during the two years ended August 31, 1996 and 1995, were approximately $39,500 and $16,500, respectively.

J.      INCOME TAXES

        The Company utilizes Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), which requires that deferred tax liabilities or assets be recognized for differences between the income tax basis and the financial reporting basis of assets and liabilities and are measured using the enacted marginal tax rates currently in effect when the differences reverse. The Company's principal differences giving rise to deferred income taxes are accounts receivable, accounts payable, accrued liabilities, accumulated depreciation and net operating loss carryovers. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income.

K.      EARNINGS PER COMMON SHARE

        Earnings per common share is calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during each year. Fully diluted earnings per share are not presented because such amounts would be the same as amounts computed for primary earnings per share.

L.      ESTIMATES

        In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

        Accounts receivable and revenues in the health care industry are subject to possible third party payor adjustments. Management periodically reviews such estimates and it is reasonably possible that management's assessment of recoverability of accounts receivable may change based on actual results and other factors.

NOTE 2.        VISTA HEALTHCARE, INC.

On August 25, 1994, the Company completed the acquisition of approximately 65% of the common stock of Vista in a transaction accounted for as a purchase. Accordingly, the accompanying financial statements reflect the results of operations of Vista for the period subsequent to August 25, 1994. During 1995, the Company sold a portion of its investment in Vista to certain affiliates for $80,000 cash. During 1996, Vista repurchased a portion of its common stock from certain affiliates for $135,000 cash. As of August 31, 1996, the Company owned approximately 65% of the outstanding common stock of Vista.

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements


NOTE 3.        PROPERTY AND EQUIPMENT

At August 31, 1996, property and equipment consisted of the following:


Land                                                    $  252,589
Buildings and improvements                               4,306,156
Furniture and fixtures                                      75,244
Equipment                                                2,142,154
                                                            24,125
                                                         ---------
                                                         6,800,268
Less, accumulated depreciation                           1,603,161
                                                        ----------
Net property and equipment                              $5,197,107
                                                        ==========

Vista's existing physical facility is pledged as collateral on a long-term mortgage to a financing company in the amount of $1,075,366, as of August 31, 1996. In connection with its acquisition of approximately 65% interest in Vista, the Company has guaranteed 65% of the outstanding balance of this long-term mortgage. In addition, certain equipment of Vista is pledged to collateralize a long-term bank loan of $97,774, as of August 31, 1996.

For the years ended August 31, 1996 and 1995, depreciation expense was $519,568 and $419,048, respectively.

NOTE 4.        OTHER NON-CURRENT ASSETS

In connection with the acquisition of Vista, excess costs over net assets acquired totaling $230,717 was incurred. This amount is being amortized over a period of fourteen years on a straight-line basis beginning August 25, 1994. For the years ended August 31, 1996 and 1995, amortization expense was $16,480 for each period.

NOTE 5.        LONG-TERM DEBT

At August 31, 1996, long-term debt consisted of the following:


         Note payable to a bank, payable in monthly installments of
         $4,003, including interest at 8.25%, through April 1998,
         collateralized by medical equipment                               $   74,085

         Note payable to a bank, payable in monthly installments of
         $12,391, including interest at the bank's base rate plus 1%
         (10.25% at August 31, 1996), through April 1997,
         collateralized by equipment and guaranteed by certain minority
         stockholders of Vista                                                 97,774

         Note payable to a financing company payable in monthly
         installments of $19,533 including interest at 9.65% through
         September 2002. The note is collateralized by land and is
         guaranteed by certain minority stockholders of Vista               1,075,366
                                                                           ----------
                                                                            1,247,225
         Less, current maturities                                             277,833
                                                                           ----------
                                                                           $  969,392
                                                                           ==========

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements


The aggregate principal payments on long-term debt for each of the five years and thereafter subsequent to August 31, 1996 are as follows:


         Year ended August 31:                    $  277,833
         1998                                        180,920
         1999                                        165,502
         2000                                        182,198
         2001                                        200,579
         Thereafter,                                 240,193
                                                  ----------
                                                  $1,247,225
                                                  ==========


NOTE 6.        INCOME TAXES

The provision for income tax expense consisted of the following at August 31:


                                               1996         1995
                                            ---------     --------
         Current tax expense:
                 Federal                    $ 325,800     $427,000
                 State                         27,800           --
                                            ---------     --------
                 Total current                353,600      427,000
                                            ---------     --------
         Deferred tax expense (benefit):
                 Federal                     (169,100)     238,000
                                            ---------     --------
                 Total deferred              (169,100)     238,000
                                            ---------     --------
                 Total                      $ 184,500     $665,000
                                            =========     ========


Deferred taxes arise primarily due to the Company's filing of its income tax return on a cash basis and the use of accelerated methods of computing depreciation for tax purposes. The components of the provision (benefit) for deferred income taxes, at August 31, were as follows:


Applicable to                                      1996          1995
-------------                                   ---------     ---------
Cash basis of accounting for federal income
tax purposes                                    $  31,400     $ 393,700

Difference in methods of computing
depreciation for tax and financial reporting
purposes and other                                 22,900        59,300

Use of reserve for bad debts for financial
reporting and specific charge-off method for
tax reporting                                    (223,400)     (215,000)
                                                ---------     ---------

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements



                                                $(169,100)    $ 238,000
                                                =========     =========

Significant components of the Company's deferred tax liabilities and assets, at August 31, 1996, were as follows:


                                                   Current       Noncurrent
                                                 -----------     ----------
         Deferred tax liabilities:
              Basis in property and equipment    $        --     $(134,000)
              Receivables                         (1,365,900)           --
         Deferred tax assets:
              Payables and other                     338,800            --
              Reserve for bad debts                  591,100            --
                                                 -----------     ---------
         Net Liability                           $  (436,000)    $(134,000)
                                                 ===========     =========


The following table reconciles the Federal statutory income tax rate and the Company's effective income tax rate:


                                                               1996      1995
                                                              -----      ----
         Provision for income taxes at Federal
         statutory rate                                        34.0%     34.0%
         State tax provision, net of federal benefits           2.9%       --
         Effect of utilization of net operating loss carry
         forward                                              (18.5)       --
         Effect of other differences                            4.3%      4.0%
                                                              -----      ----
         Effective tax rate                                    22.7%     38.0%
                                                              =====      ====


NOTE 7.        RELATED PARTY TRANSACTIONS

The Company leases to its President his personal residence at a monthly rate of $1,400. Total rent received for the years ended August 31, 1996 and 1995 was $16,800 and $16,800, respectively.

Due to the legislative requirements concerning the practice of medicine in the state of Texas, the Company has entered into agreements with various Professional Associations and individual doctors (the "Physicians") for the services of physicians.

The Physicians provide services to third parties and after covering the costs associated with the physicians, remit proceeds to the Company for management services. The structure of the agreements between the Company for its clinic and the Physicians require that all income be paid to the Company for management services or to the physicians for compensation. The accompanying financial statements reflect transactions with the Physicians on a

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements


basis as if the Company and Physicians were "combined" or "consolidated" as revenues reflect all clinic revenues billed to patients and expenses reflect compensation incurred to the Physicians. For the years ended August 31, 1996 and 1995, total revenues billed to third parties and compensation paid associated with the Physicians were as follows:


                                                1996          1995
                                             ----------    ----------
         Revenues billed to third parties    $2,737,993    $1,225,731
         Compensation to Physicians          $1,665,102    $  554,538


NOTE 8.        COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of Vista on August 25, 1994, the Company issued 716,370 shares of its common stock in exchange for approximately 65% of the outstanding common stock of Vista owned by approximately 30 individual stockholders and/or related entities. Simultaneous with the closing of this acquisition, fifteen of the Vista stockholders pledged a total of 415,279 shares of the Company's stock to a local bank as collateral for individual loans aggregating $730,000. The proceeds from these loans were contributed to the capital of Vista.

The Company entered into a Pledge-Security Agreement with the lending bank whereby the Company has granted the bank a limited security interest in, and has pledged certain cash funds contained in the Company's account at the bank. The Company's liability is limited to the shortfall, if any, calculated by taking the difference between (i) 130% of the dollar amount of the outstanding loan balance (including principal and interest) attributed to a particular Vista shareholder and (ii) the value of the Company's shares pledged by that Vista shareholder, such value to be based upon the quoted value of shares of the Company's common stock as published by NASDAQ. The dollar amount of the bank's security interest in funds on deposit will be adjusted upward or downward every 90 days.

Upon default by one of the Vista shareholders in payment on his/her loan, the bank has the option to exercise a right of offset with respect to the funds on deposit or proceed to foreclose upon its security interest, but only to the extent, if any, of a shortfall as described above.

As of November 15, 1996, the value of the Company's stock, as defined above, was approximately $113,120 less than 130% of the aggregate balance of the loans to the Vista stockholders. To the best of management's knowledge, all of the individual loans were current and the bank has not advised the Company that any of the loans were in default.

Vista is contractually committed to purchase, on an annual basis, a minimum of $50,000 of X-ray film from a supplier in exchange for the use of related medical equipment without cost through November 1996. In the event Vista does not achieve the minimum purchase requirement, a penalty will be assessed. Since inception, Vista has not met the minimum purchase commitment and is potentially liable for approximately $20,000 in penalties. Management expects the supplier to waive these penalties based upon new business opportunities which exist between Vista and the supplier. Accordingly, no amounts have been accrued in the accompanying financial statements in connection with penalties which may be assessed under the contract.

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements

The Company leases certain of its facilities and equipment under operating leases with net aggregate future lease payments of $40,400 at August 31, 1996 payable as follows:

         Year ending August 31,
         1997                      $12,800
         1998                        7,200
         1999                        7,200
         2000                        7,200
         2001                        6,000
                                   -------
         Totals                    $40,400
                                   =======

Rent expense related to its facilities and equipment leases, for the years ended August 31, 1996 and 1995, was $13,584 and $12,384, respectively.

The Company also leases corporate office space under an operating lease on a month-to-month basis. Rent expense for its corporate leases was $15,432 for each of the years ended August 31, 1996 and 1995.

In addition, the Company pays certain operating leases on behalf of the physicians being managed by Doctors Practice Management, Inc. For the years ended August 31, 1996 and 1995, total physicians' operating lease expenses were $90,586 and $58,927 respectively.

Total rent expense, including those physicians' operating leases paid by the Company, for the years ended August 31, 1996, and 1995 was approximately $119,600 and $109,700, respectively.

NOTE 9.        SUPPLEMENTARY INFORMATION

     At August 31, 1996, the detail of certain balance sheet accounts was as follows:

         Accounts Receivable:
              Trade                                            $4,118,624
              Other                                                33,969
                                                               ----------
                                                                4,152,593
         Less, allowance for doubtful accounts                  1,739,221
                                                               ----------
                                                               $2,413,372
                                                               ==========
         Other assets:
              Excess costs over net assets acquired, net of
                accumulated amortization of $33,231            $  197,486
              Receivables                                       1,014,664
              Other                                               120,934
                                                               ----------
                                                               $1,333,084
                                                               ==========
         Accrued Liabilities:
              Advalorem taxes                                     106,697
              Compensation to Physicians                          667,429
              Other                                                22,895
                                                               ----------
                                                               $  797,021
                                                               ==========

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements


NOTE 10.       CAPITAL STOCK

During fiscal 1996, the Company repurchased 71,335 shares of its common stock for approximately $57,300. Additionally, during fiscal 1996, the Company's approximately 65% owned subsidiary, Vista, repurchased 11,807 shares of its common stock for approximately $135,000.


STOCK OPTIONS

Effective August 1, 1995, the Board of Directors approved and issued 1,000,000 shares of its common stock for a 1995 Non-Qualified Stock Option Plan for consultants and non-employee directors. Under the terms of the Plan, the Company may grant stock options in the Company's common stock to consultants and non-employee directors of the Company and its subsidiaries at no less than the fair market value of the stock at the date of grant. Under the Plan, the options become exercisable no earlier than six (6) months from date of grant and expire on the date of the consultants termination or the non-employee directors' resignation. As of August 31, 1996, the Company granted 175,000 options, all of which are exercisable, at exercise prices per share ranging from $1.250 to $1.625.

Effective August 31, 1995, the Company's shareholders approved a 1995 Incentive Stock Option Plan. The 1995 Incentive Stock Option Plan reserves 1,000,000 shares of the Company's common stock for option grants to key employees at no less than the fair market value of the stock at the date of grant. Under the Plan, the options generally become exercisable cumulatively, beginning one year after the date granted. As of August 31, 1996, the Company reserved 275,527 shares for option grants at an exercise price of $0.94. The share options outstanding become exercisable in fiscal 1997 and expire through fiscal 2001.

NOTE 11.       CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL
               INSTRUMENTS

The Company has financial instruments which are exposed to concentrations of credit risk; they consist primarily of cash investments and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of FDIC insurance limits; however, management believes that these financial institutions are of high quality and the risk of loss is minimal. As is customary in the health care business, the Company has trade accounts receivable from various private insurers, and the balance due from a particular insurer at any point in time may be in excess of the allowance for doubtful accounts. The Company continually monitors this situation and believes that its credit risk exposure on its trade accounts receivable is limited. The trade receivables from private insurers is normally in excess of 90% of the total trade receivables at any point in time.

The carrying amounts of cash and cash equivalents, short-term investments, receivables and accounts payable approximate fair value due to the short term maturities of these instruments. The carrying amounts of the Company's long-term borrowings, at August 31, 1996, approximates their fair value.

                                INDEX TO EXHIBITS

      All Exhibits listed below are included herewith unless otherwise noted by an asterisk next to the Exhibit No.

(2.1.)* Stock Sale Agreement, dated July 21, 1992, pertaining to a change in control of Dynacq International, Inc. (the "Company") which was previously filed in and is incorporated herein by this reference to, the Company's Registration Statement on Form 10, No. 0-20554.

(2.2.)* Exchange Agreement by and among the Company, Vista Healthcare, Inc. ("Vista") and certain Vista shareholders which was previously filed in, and is incorporated by this reference to, the Company's Current Report on Form 8-K, dated August 4, 1994.

(3.0)* Articles of Incorporation, filed June 16, 1989, which were previously filed in, and are hereby incorporated by reference to the Company's Registration Statement on Form 10, No. 0-20554.

(3.1.)* Amendment to Articles of Incorporation, filed February 12, 1992, which was previously filed in, and is hereby incorporated by reference to, the Company's Registration Statement on Form 10, No. 0-20554.

(3.2.)* Amendment to Articles of Incorporation, filed July 20, 1992, which was previously filed in, and is hereby incorporated by reference to, the Company's Registration Statement on Form 10, No. 0-20554.

(3.3.)* Bylaws (amended August 1, 1995) which were previously filed in and are hereby incorporated by reference to the Company's Amended Form 10-K for fiscal 1995 dated May 1, 1996, File No. 0-20554.

(10.1.)* Pledge-Security Agreement between the Company and Capital Bank dated July 20, 1994, which was previously filed in and incorporated by this reference to, the Company's current Report on Form 8-K, dated August 4, 1994, No. 0-20554.

(10.2.)* Guaranty Agreement between the Company and Metlife Capital Corporation dated July, 1994, which was previously filed in and is hereby incorporated by reference to, the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993.

(10.3.)     Security Agreement dated July 18, 1996, between Vista and Capital
            Bank.

(10.4.)     1995 Incentive Stock Option Plan for Employees and Employee
            Directors

(10.5.) 1995 Non-Qualified Stock Option Plan for Consultants and Non-Employee Directors

(10.6.)     1995 Stock Option Agreement between the Company and Philip S. Chan

(10.7.) Full Service Management Agreement between Doctors Practice Management, Inc. ("DPMI") and Mohammed M. Haq, M.D. dated March 1, 1996.

(10.8.) Full Service Facility and Management Agreement effective July 1, 1996, between Houston Physical Medicine Associates, M.D., P.A. and DPMI.

(10.9.) Full Service Facility and Management Agreement between DPMI and Medical Diagnostic Imaging Center dated May 1, 1996.

(10.10.) Full Service Facility and Management Agreement between DPMI and R.S. Arora, M.D. dated May 1, 1996.

(10.11.) Full Service Facility and Management Agreement between DPMI and JCW Medical Associates, P.A. dated May 1, 1996.

(10.12.) Full Service Management Agreement between DPMI and Ping S. Chu, M.D., dated March 1, 1996.

(10.13.) Full Service Management Agreement effective May 1, 1996, between DPMI and William E. Grose, M.D., P.A.

(10.14.) Promissory Note dated November 15, 1996, from JCW Medical Associates, P.A. payable to the Company in the principal amount of $666,922.22, bearing interest at 8% per annum and payable in 180 monthly installments.

(10.15.) Security Agreement dated May 1, 1996, by JCW Medical Associates, P.A. to DPMI.

(10.16.) Credit Agreement dated May 1, 1996, between JCW Medical Associates, P.A. and DPMI.

(10.17.) Revolving Credit Note from JCW Medical Associates, P.A. to DPMI dated April 1, 1996 for $675,000.

(10.18.) Credit Agreement dated April 1, 1996, between R.S. Arora, M.D., as Borrower, to DPMI as Lender, for advances up to $100,000.

(10.19.) Security Agreement dated April 1, 1996, by R.S. Arora M.D. as Grantor to DPMI as Lender.

(10.20.) Revolving Credit Note dated April 1, 1996, in the principal amount of $100,000 from R.S. Arora, M.D. to DPMI.

(10.21.) Promissory Note and Security Agreement from the Company to Capital Bank dated April 4, 1995.

(10.22.) $100,000 Revolving Credit Note dated July 1, 1996, from Houston Physical Medicine Associates, M.D., P.A. to DPMI

(10.23.) Credit Agreement dated July 1, 1996, between Houston Physical Medicine Associates, M.D., P.A. and DPMI

(10.24.) Full Service Management Agreement dated January 1, 1996, between Vista and DPMI

(22.1.)* Listing of subsidiaries of the Company which was previously filed in and is incorporated herein by this reference to the Company's Amended Annual Report on Form 10-K for the fiscal year ended August 31, 1995, No. 0-020554.

(27)        Financial Data Schedule