Form 10QSB
period 1996-11-30
DYNACQ INTERNATIONAL INC
filed 1997-01-22
CIK 890908

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1996

                                       or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
For  the transition period from  _______________ to  ___________________

Commission file number 0-20554

                           DYNACQ INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEVADA                                            76-0375477
          ------                                            ----------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

10304 INTERSTATE 10 EAST, SUITE 369, HOUSTON, TEXAS              77029
---------------------------------------------------              -----
(address of principal executive offices)                        Zip Code

Registrants telephone number, including area code (713)673-6432

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

    Check  whether the  issurer  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90
days. Yes X . No   .
         ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dates.

Title of Each Class                            Outstanding at  January 17, 1997
Common Stock, $0.001  par value                14,235,136 shares

       Transitional Small Business Disclosure Format (check one)
        Yes          No  X
           -----       ------

PART I. - FINANCIAL INFORMATION
ITEM I. - FINANCIAL STATEMENTS

                   DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  (Unaudited)    (Audited)
                                 ASSETS

                                                                   NOVEMBER 30,   AUGUST 31
                                                                      1996           1996
--------------------------------------------------------------------------------------------
CURRENT ASSETS:
   Cash                                                               901,477      1,134,579
    Restricted  short-term investments                                180,000        180,000
    Receivable (Net of Allowance for                                2,146,282      2,413,372
         Doubtful Accounts)
     Inventory                                                         31,500         29,347
     Other Current Assets                                              12,570         31,120
--------------------------------------------------------------------------------------------
Total Current Assets                                                3,271,829     3 ,788,418

FIXED ASSETS - NET                                                  5,223,200      5,197,107
OTHER ASSETS                                                        1,329,802      1,333,084
--------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        9,824,831     10,318,609
============================================================================================


                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable                                                  532,798        199,452
    Accrued Liabilities                                                97,385        797,021
    Income Taxes Payable                                              138,797        252,110
    Current Portion of Notes Payable                                  277,833        277,833
    Federal Income Taxes Payable                                      355,892        436,000
--------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                           1,402,705      1,962,416

LONG-TERM DEBT                                                        941,076        969,392
DEFERRED FEDERAL INCOME TAX  PAYABLE                                  134,000        134,000
MINORITY INTERESTS IN SUBSIDIARY                                      877,260        856,357

STOCKHOLDERS' EQUITY:
    Preferred Stock, $0.01 Par Value,
      5,000,000 Shares Authorized,
      None Issued or Outstanding
    Common Stock, $0.001 Par Value,
      300,000,000 Shares Authorized
      After 8 to 1 reverse Stock Split,
       14,235,136 Shares Issued and
       Outstanding                                                     14,235         14,235
    Additional Paid In Capital                                      3,452,130      3,452,130
    Retained Earnings                                               3,060,747      2,987,401
LESS TREASURY STOCK; 71,335 shares at cost                            (57,322)       (57,322)
--------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                          6,469,790      6,396,444
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          9,824,831     10,318,609
============================================================================================

                   DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                  NOVEMBER 30
                                                            1996            1995
------------------------------------------------------------------------------------
INCOME                                                      2,182,493      1,545,007
COST OF SALE                                                   52,534        106,737
------------------------------------------------------------------------------------
    GROSS  PROFIT                                           2,129,959      1,438,270

LESS EXPENSES :
    Contract Services                                         760,874        200,115
     Salaries                                                 486,681        208,537
     Medical Supplies                                         151,452        167,333
     Maintenance & Repairs                                     20,772         32,153
     Administrative                                           130,745         62,046
     Utilities                                                 19,838         23,469
     Insurance                                                 26,665            311
     Depreciation and Amortization                            109,846        131,272
     Auto Expenses                                             14,916          8,204
     Taxes, Licences and Professional Fees                    154,118         51,350
     Leasing                                                    3,434          4,105
     Rent                                                      57,656
     Interest                                                  29,600         37,057
     Advertising & Promotion                                   56,171              0
------------------------------------------------------------------------------------
      Total Expenses                                        2,022,767        929,810
------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM OPERATIONS                             107,192        508,460
MINORITY INTERESTS IN (PROFITS)/LOSS                          (20,903)       (60,646)
OF SUBSIDIARY

LESS PROVISION FOR FEDERAL INCOME TAXES
    Current                                                    12,943         65,000
    Deferred                                                        0         96,779
------------------------------------------------------------------------------------
    Total Income Taxes                                         12,943        161,779
------------------------------------------------------------------------------------
NET INCOME (LOSS)                                              73,346        286,035
====================================================================================
NET INCOME (LOSS) PER SHARE:
    INCOME BEFORE PROVISION FOR
           FEDERAL INCOME TAX                                   0.006          0.031
     PROVISION FOR FEDERAL INCOME TAX                           0.001          0.011
------------------------------------------------------------------------------------
NET INCOME                                                      0.005          0.020
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING              14,235,136     14,235,136

                   DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED NOVEMBER 30
                                   (UNAUDITED)

                                                              1996          1995
----------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
USED BY OPERATING ACTIVITIES:

Net Income (Loss)                                             73,346       286,035
ADD:  ITEMS NOT REQUIRING CASH:
      DEPRECIATION                                           109,846       131,272

Adjustments  to reconcile  net income  (loss)
to net cash  provided by operating activities:
    (Increase) Decrease in Accounts Receivable               267,090       337,370
    (Increase) Decrease in Inventory                          (2,153)        4,758
    (Increase) Decrease in Other Current Assets               18,550        64,260
    (Increase) Decrease in Due from Affiliates                     0        80,666
    (Increase) Decrease in Other Assets                        3,282        86,560
    Increase (Decrease) in Accounts Payable                  333,346       (35,624)
    Increase (Decrease) in Accrued Liabilities              (699,636)        1,954
    Increase (Decrease) in Current Notes Payable                   0       (70,724)
    Increase (Decrease) in Current Income Taxes             (193,421)      (35,000)
    Increase (Decrease) in Deferred Income Taxes                   0        96,779
----------------------------------------------------------------------------------
Net Cash Used by Operating Activities                        (89,750)      948,306

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of Fixed Assets                                (135,249)     (143,269)
    (Decrease) Increase of Minority Interests                 20,903        60,646
     in subsidiary
----------------------------------------------------------------------------------
    Net Cash Used by Investing Activities                   (114,346)      (82,623)

CASH FLOW FROM FINANCING ACTIVITIES:
    Retirement of Long -Term Debt                             28,316             0
    Acquisition of treasury stock                            (57,322)            0
----------------------------------------------------------------------------------
     Net Cash Provided by Financing Activities               (29,006)            0
----------------------------------------------------------------------------------

      Net Increase/(Decrease) in Cash                       (233,102)      856,683

CASH BALANCE AT BEGINNING OF YEAR                          1,134,579       649,572
----------------------------------------------------------------------------------
CASH BALANCE AT END OF THE QUARTER                           901,477     1,515,255
==================================================================================

                         DYNACQ INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              NOVEMBER 30, 1996
                                 (UNAUDITED)



NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Dynacq International, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements at August 31, 1996. Operating results for the three months period ended November 30,1996 are not necessarily indicative of the results that may be expected for the year ending August 31, 1997.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
              COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 1995
               TO THE THREE MONTHS ENDED NOVEMBER 30, 1996

Consolidated revenues for the three months ended November 30, 1996 increased $637,486 or 41% from that for the corresponding previous quarter ended November 30, 1995. Notwithstanding this significant increase in consolidated revenues, there were a number of significant increases and decreases in the component revenue categories. For instance, while Doctor's Practice Management, Inc. ("DPMI") generated $1,059,500 revenues in the current quarter, did not generated any revenue in the corresponding quarter of 1995. Revenue attributable to home infusion therapy operations decrease $119,669 or 21% in the current quarter due to lower patient load as a result of fewer referrals and lower reimbursable insurance charges per patient compared to the corresponding quarter of the previous fiscal year. Revenue attributable to Vista operations decreased $302,343 or 39% from that of the prior year due to fewer patient referrals, primarily as a result of the relocation of a physician group which was located on the premises.

Consolidated costs of sale for the three months ended November 30, 1996 decreased $54,203 or 50% from that for the corresponding previous quarter ended November 30, 1995, was primarily attributable to both the home infusion therapy operations and Vista due to lower revenues.

Consolidated operating expenses for the three months ended November 30, 1996 increased $1,092,957 or 117% from that for the corresponding previous quarter ended November 30, 1995 primarily due to increase in activities of DPMI. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:

(1) The increase in contract services of $560,759 or 280% was primarily attributable to DPMI, which had no activities in the corresponding previous quarter.

(2) The increase in salaries expenses of $278,144 or 133% was primarily attributable to DPMI, which had no activities in the corresponding previous quarter.

(3) The increase in insurance expense of $26,354 or 847% was primarily attributable to DPMI, which had no activities in the corresponding previous quarter.

(4) The increase in auto expenses of $6,712 or 82% was primarily due to DPMI, which had no activities in the corresponding previous quarter.

(5) The increase in taxes, licences and professional fees of $102,760 or 200% was primarily due to DPMI, which had no activities in the corresponding previous quarter.

(6) The increase in rent expense of $53,798 or 139% was primarily due to DPMI, which had no activities in the corresponding previous quarter.

(7) The increase in advertising and promotion expense of $56,171 was primarily incurred by Vista to increase public awareness of the facilities.

                              FINANCIAL CONDITION
COMPARISON OF THE BALANCE SHEETS AT THREE MONTHS ENDED NOVEMBER 30, 1996 TO THE
          AUDITED BALANCE SHEET AT FISCAL YEAR ENDED AUGUST 31, 1996.

Consolidated cash for the three months ended November 30, 1996 decreased $233,102 or 21% from that of the previous audited balance sheet ending August 31, 1996 was due to $89,750 used by operating activities, $114,346 used by investing activities and $29,006 used by financing activities. Consolidated accounts payable and accrued liabilities for the three months ended November 30, 1996 decreased $366,290 or 36% from that of the previous audited balance sheet ended August 31, 1996 due to the payment of trade payable.

Liquidity and Capital Resources

Working Capital of $1,869,124 at November 30, 1996 increased $43,122 or 2% from working capital at August 31, 1996 primarily due to decrease in accounts payable and accrued liabilities. At November 30, 1996, the Company maintained a liquid position evidenced by a current ratio of 1.33 to 1 and total debt to equity of 0.37 to 1.

PART II.

ITEM 1. - LEGAL PROCEEDINGS
            None

ITEM 2. - CHANGES IN SECURITIES
            None

ITEM 3. - DEFAULT UPON SENIOR SECURITIES
            None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

ITEM 5. - OTHER INFORMATION
            None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              27 -- Financial Data Schedule

          (b) Reports on Form 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     DYNACQ INTERNATIONAL, INC.




DATE  JANUARY 19, 1997                               BY: /s/ PHILIP CHAN
    ----------------------                              ------------------------
                                                        Philip Chan
                                                        VP-Finance/Treasurer &
                                                        Chief Financial Officer

                                EXHIBIT INDEX

        27 -- Financial Data Schedule