Form 10QSB/A
period 1996-11-30
DYNACQ INTERNATIONAL INC
filed 1997-01-22
CIK 890908

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT 1
                                      TO


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
============================================================================================

                   DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                  NOVEMBER 30
                                                            1996            1995
------------------------------------------------------------------------------------
INCOME                                                      2,182,493      1,545,007
COST OF SALE                                                   52,534        106,737
------------------------------------------------------------------------------------
    GROSS  PROFIT                                           2,129,959      1,438,270

LESS EXPENSES :
    Contract Services                                         760,874        200,115
     Salaries                                                 486,681        208,537
     Medical Supplies                                         151,452        167,333
     Maintenance & Repairs                                     20,772         32,153
     Administrative                                           130,745         62,046
     Utilities                                                 19,838         23,469
     Insurance                                                 26,665            311
     Depreciation and Amortization                            109,846        131,272
     Auto Expenses                                             14,916          8,204
     Taxes, Licences and Professional Fees                    154,118         51,350
     Leasing                                                    3,434          4,105
     Rent                                                      57,656          3,858
     Interest                                                  29,600         37,057
     Advertising & Promotion                                   56,171              0
------------------------------------------------------------------------------------
      Total Expenses                                        2,022,767        929,810
------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM OPERATIONS                             107,192        508,460
MINORITY INTERESTS IN (PROFITS)/LOSS                          (20,903)       (60,646)
OF SUBSIDIARY

LESS PROVISION FOR FEDERAL INCOME TAXES
    Current                                                    12,943         65,000
    Deferred                                                        0         96,779
------------------------------------------------------------------------------------
    Total Income Taxes                                         12,943        161,779
------------------------------------------------------------------------------------
NET INCOME (LOSS)                                              73,346        286,035
====================================================================================
NET INCOME (LOSS) PER SHARE:
    INCOME BEFORE PROVISION FOR
           FEDERAL INCOME TAX                                   0.006          0.031
     PROVISION FOR FEDERAL INCOME TAX                           0.001          0.011
------------------------------------------------------------------------------------
NET INCOME                                                      0.005          0.020
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING              14,235,136     14,235,136

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

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

ITEM 5. - OTHER INFORMATION
            None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits


             *27 -- Financial Data Schedule


          (b) Reports on Form 8-K

              None

------------
  * Filed Previously

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


       *27 -- Financial Data Schedule

------------
  * Filed Previously