Form 10QSB
period 1997-02-28
DYNACQ INTERNATIONAL INC
filed 1997-04-21
CIK 890908

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1997

                                       or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For  the transition period from  _______________ to  ___________________

Commission file number 0-20554

                           DYNACQ INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          NEVADA                                      76-0375477
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

   10304 INTERSTATE 10 EAST, SUITE 369, HOUSTON, TEXAS          77029
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

    Title of Each Class                         Outstanding at  March 31, 1997
Common Stock, $0.001  par value                      14,235,136 shares

       Transitional Small Business Disclosure Format (check one)
        Yes         No     X
            ------      -------

PART I. - FINANCIAL INFORMATION
ITEM I. - FINANCIAL STATEMENTS

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                  (Unaudited)     (Audited)
                       ASSETS
                                                                  FEBRUARY 28,    AUGUST 31
                                                                     1997           1996
                                                                  -----------    -----------
CURRENT ASSETS:
   Cash                                                               778,617      1,134,579
    Restricted  Short-Term Investments                                180,000        180,000
    Receivable (Net of Allowance for                                2,462,976      2,413,372
         Doubtful Accounts)
     Inventory                                                         34,264         29,347
     Other Current Assets                                              34,149         31,120
                                                                  -----------    -----------
Total Current Assets                                                3,490,006     3 ,788,418

FIXED ASSETS - NET                                                  5,235,513      5,197,107
OTHER ASSETS                                                        1,264,751      1,333,084
                                                                  -----------    -----------
TOTAL ASSETS                                                        9,990,270     10,318,609
                                                                  ===========    ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable                                                  152,196        199,452
    Accrued Liabilities                                               734,439        797,021
    Income Taxes Payable                                              197,651        252,110
    Current Portion of Notes Payable                                  277,833        277,833
    Federal Income Taxes Payable                                      305,259        436,000
                                                                  -----------    -----------



TOTAL CURRENT LIABILITIES                                           1,667,378      1,962,416

LONG-TERM DEBT                                                        817,949        969,392
DEFERRED FEDERAL INCOME TAX  PAYABLE                                  134,000        134,000
MINORITY INTERESTS IN SUBSIDIARY                                      877,164        856,357

STOCKHOLDERS' EQUITY:
    Preferred Stock, $0.01 Par Value,
      5,000,000 Shares Authorized,
      None Issued or Outstanding
    Common Stock, $0.001 Par Value,
      300,000,000 Shares Authorized
      After 8 to 1 reverse Stock Split,
       14,235,136 Shares Issued and
       Outstanding                                                     14,235         14,235
    Additional Paid In Capital                                      3,452,130      3,452,130
    Retained Earnings                                               3,074,736      2,987,401
LESS TREASURY STOCK; 71,335 shares at cost                            (57,322)       (57,322)
                                                                  -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                          6,483,779      6,396,444

                                                                  ===========    ===========

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          9,990,270     10,318,609
                                                                  ===========    ===========

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   FEBRUARY 28                   FEBRUARY 28
                                               1997           1996           1997           1996
                                            -----------    -----------    -----------    -----------
INCOME                                        2,253,684      1,963,686      4,436,177      3,508,693
COST OF SALE                                    101,851         74,185        154,385        180,922
                                            -----------    -----------    -----------    -----------
    GROSS  PROFIT                             2,151,833      1,889,501      4,281,792      3,327,771

LESS EXPENSES :
    Contract Services                           750,273        595,098      1,511,147        795,213
     Salaries                                   610,947        256,857      1,097,628        465,394
     Medical Supplies                           249,367        112,324        400,819        279,657
     Administrative                             138,955         56,303        269,700        118,349
     Depreciation & Amortization                115,588        127,267        225,434        258,539
     Auto Expenses                                9,629         10,555         24,545         18,759
     Taxes, Licences & Prof. Fees                55,920        235,717        210,038        287,067
     Leasing                                      3,934          1,718          7,368          5,823
     Rent                                        47,367          3,858        105,023          7,716
     Marketing & Promotion                       26,773         18,711         82,944         18,711
     Maintenance & Repairs                       15,747         28,027         36,519         60,180
     Utilities                                   34,260         22,102         54,098         45,571
     Insurance                                   25,853          8,669         52,518          8,980
     Interest                                    27,891         35,348         57,491         72,405
                                            -----------    -----------    -----------    -----------
      Total Expenses                          2,112,504      1,512,554      4,135,272      2,442,364
                                            -----------    -----------    -----------    -----------
NET INCOME FROM OPERATIONS                       39,329        376,947        146,520        885,407
MINORITY INTERESTS IN                            (9,904)       (25,005)       (30,807)       (85,651)
PROFIT/(LOSS) OF SUBSIDIARY

LESS PROVISION FOR FEDERAL
INCOME TAXES
    Current                                      15,435        118,136         28,378        183,136
    Deferred                                          0              0              0         96,779
                                            -----------    -----------    -----------    -----------
    Total Income Taxes                           15,435        118,136         28,378        279,915
                                            -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                13,990        283,806         87,335        519,841
                                            ===========    ===========    ===========    ===========
NET INCOME (LOSS) PER SHARE:
    INCOME BEFORE PROVISION
      FOR  FEDERAL INCOME TAX                     0.002          0.025          0.008          0.056
    PROVISION FOR FEDERAL
      INCOME TAX                                  0.001          0.008          0.002          0.020
                                            -----------    -----------    -----------    -----------
NET INCOME                                        0.001          0.016          0.006          0.037
WEIGHTED AVERAGE NUMBER                      14,235,136     14,235,136     14,235,136     14,235,136
OF SHARES OUTSTANDING
*(AS ADJUSTED FOR 8 TO 1 REVERSE                      *              *              *              *
    STOCK SPLIT EFFECTIVE MARCH 8, 1993.)

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED FEBRUARY 28
                                  (UNAUDITED)


                                                      1997          1996
                                                   ----------    ----------
RECONCILIATION OF NET INCOME TO NET CASH
USED BY OPERATING ACTIVITIES:

Net Income (Loss)                                      87,335       519,841
ADD:  ITEMS NOT REQUIRING CASH:
           DEPRECIATION                               225,434       258,539

Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
    (Increase) Decrease in Accounts Receivable        (49,604)      391,840
    (Increase) Decrease in Inventory                   (4,917)        3,221
    (Increase) Decrease in Other Current Assets        (3,029)       45,444
    (Increase) Decrease in Notes Receivable                 0             0
    (Increase) Decrease in Other Assets                68,333       182,680
    Increase (Decrease) in Accounts Payable           (47,256)     (121,034)
    Increase (Decrease) in Accrued Liabilities        (62,582)        9,458
    Increase (Decrease) in Current Notes Payable            0       (19,231)
    Increase (Decrease) in Current Income Taxes      (185,200)      (42,864)
    Increase (Decrease) in Deferred Income Taxes            0        96,779
                                                   ----------    ----------
Net Cash Used by Operating Activities                  28,514     1,324,673

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of Fixed Assets                         (263,840)      (87,412)
    (Decrease) Increase of Minority Interests          30,807        85,651
     in subsidiary
                                                   ----------    ----------
    Net Cash Used by Investing Activities            (233,033)       (1,761)

CASH FLOW FROM FINANCING ACTIVITIES:
    Retirement of Long -Term Debt                    (151,443)     (123,927)
    Acquisition of treasury stock                           0             0
                                                   ----------    ----------
     Net Cash Provided by Financing Activities       (151,443)     (123,927)
                                                   ----------    ----------

      Net Increase/(Decrease) in Cash                (355,962)    1,198,985

CASH BALANCE AT BEGINNING OF YEAR                   1,134,579       649,572
                                                   ----------    ----------
CASH BALANCE AT END OF THE QUARTER                    778,617     1,848,557
                                                   ==========    ==========

                           DYNACQ INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997
                                  (UNAUDITED)


NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Dynacq International, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements at August 31, 1996. Operating results for the six months period ended February 28,1997 are not necessarily indicative of the results that may be expected for the year ending August 31, 1997.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
             COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 1997
                  TO THE THREE MONTHS ENDED FEBRUARY 28, 1996

Consolidated revenues for the three months ended February 28, 1997 increased $289,998 or 15% from that for the corresponding previous quarter ended February 28, 1996. Notwithstanding this moderate increase in consolidated revenues, there were a number of significant increases and decreases in the component revenue categories. For instance, while Doctor's Practice Management, Inc. ("DPMI") generated $1,462,613 revenues in the current quarter, it only generated two months revenue of $776,785 in the corresponding fiscal quarter of 1996. Revenue attributable to home infusion therapy operations decrease $68,565 or 15% in the current quarter due to lower patient load as a result of fewer referrals and lower reimbursable insurance charges per patient compared to the corresponding quarter of the previous fiscal year. Rental revenue decreased $81,200 and revenue attributable to Vista operations decreased $253,909 or 38% from that of the prior year due to fewer patient referrals, primarily as a result of the relocation of a physician group which was located on the premises.

Consolidated costs of sale for the three months ended February 28, 1997 increased $27,666 or 37% from that for the corresponding previous quarter ended February 28, 1996, was primarily attributable to DPMI, which had only two months of activities in the corresponding previous quarter.

Consolidated operating expenses for the three months ended February 28, 1997 increased $599,950 or 40% from that for the corresponding previous quarter ended February 28, 1996 primarily due to increase in activities of DPMI. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:

(1) The increase in contract services of $155,175 or 26% was primarily attributable to DPMI, which had only two months of activities in the corresponding previous quarter.
(2) The increase in salaries expenses of $354,090 or 138% was primarily attributable to DPMI, which had only two months of activities in the corresponding previous quarter.
(3) The increase in medical supplies expense of $137,043 or 122% was primarily attributable to DPMI, which had only two months of activities in the corresponding previous quarter.
(4) The increase in administrative expenses of $82,652 or 147% was primarily due to DPMI, which had only two months of activities in the corresponding previous quarter.
(5) The decrease in taxes, licences and professional fees of $179,797 or 76% was primarily due to eliminating of management fee paid by Vista to DPMI.
(6) The increase in leasing expense of $2,216 or 129% was primarily due to DPMI, which had only two months of activities in the corresponding previous quarter.
(7) The increase in rent expense of $43,509 or 113% was primarily due to DPMI, which had only two months of activities in the corresponding previous quarter.
(8) The increase in marketing & promotion expense of $8,062 or 43% was primarily due to DPMI, which had only two months of activities in the corresponding previo quarter.
(9) The increase in utilities expense of $12,158 or 55% was primarily due to DPMI, which had only two months of activities in the corresponding previous quarter.
(10) The increase in insurance expense of $17,184 or 198% was primarily due to DPMI, which had only two months of activities in the corresponding previous quarter.
(11) The decrease in interest expense of $7,457 or 21% was primarily attributable to Vista due to the amortization of the mortgage interest expense.

              COMPARISION OF THE SIX MONTHS ENDED FEBRUARY 28, 1997 TO THE SIX MONTHS ENDED FEBRUARY 28, 1996.

Consolidated revenues for the six months ended February 28, 1997 increased $927,484 or 26% from that for the corresponding period ended February 28 of the previous fiscal year. Notwithstanding this moderate increase in consolidated revenues, there were a number of significant increases and decreases in the component revenue categories. For instance, while DPMI generated $2,722,869 revenues in the current quarter, it only generated two months revenue of $766,785 in the corresponding quarter of 1996. Revenue attributable to home infusion therapy operations decreased $290,362 or 26% in the current quarter due to lower patient load as a result of fewer referrals and lower reimbursable insurance charges per patient compared to the corresponding quarter of the previous fiscal year. Rntal revenue decreased $182,635 and revenue attributable to Vista operations decreased 636,253 or 44% from that of the prior year due to fewer patient referrals, primarily as a result of the relocation of a physician group which was located on the premises.

Consolidated costs of sale for the six months ended February 28, 1997 decreased $26,357 or 15% from that for the corresponding period ended February 28 of the previous fiscal year, primarily due to lower patient load of the home infusion therapy operations.

Consolidated operating expenses for the six months ended February 28, 1997 increased $1,692,908 or 69% from that for the corresponding period ended February 28 of the previous fiscal year. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:

(1) The increase in contract services expense of $715,934 or 90% was primarily attributable to DPMI, which had only two months of activities in the corresponding previous quarter.
(2) The increase in salaries expense of $632,234 or 136% was primarily attributable to DPMI, which had only two months of activities in the corresponding previous quarter.
(3) The increase in medical supplies expense of $121,162 or 43% was primarily attributable to DPMI, which had only two months of activities in the corresponding previous quarter.
(4) The increase in administrative expense of $151,351 or 128% was primarily attributable to DPMI, which had only two months of activities in the corresponding previous quarter.

(5) The increase in auto expense of $5,786 or 31% was primarily attributable to DPMI, which had only two months of activities in the corresponding previous quarter.
(6) The decrease in taxes, licences and professional fees of $77,029 or 27% was primarily due to decreasing in management fee paid by Vista to DPMI.
(7) The increase in leasing expense of $1,545 or 27% was primarily attributable to DPMI, which had only two months of activities in the corresponding previous quarter.
(8) The increase in rent expense of $97,307 or 126% was primarily attributable to DPMI, which had only two months of activities in the corresponding previous quarter.
(9) The increase in marketing and promotion expense of $64,233 or 343% was primarily attributable to Vista to increase public awareness of the facilities.
(10) The increase in utilities expense of $8,527 or 19% was primarily attributable to DPMI, which had only two months of activities in the corresponding previous quarter.
(11) The increase in insurance expense of $43,538 or 485% was primarily attributable to DPMI, which had only two months of activities in the corresponding previous quarter.
(12) The decreased in interest expense of $14,914 or 21% was primarily attributable to Vista due to amortization of mortgage interest expense.


                              FINANCIAL CONDITION
 COMPARISON OF THE BALANCE SHEETS AT SIX MONTHS ENDED FEBRUARY 28, 1997 TO THE
          AUDITED BALANCE SHEET AT FISCAL YEAR ENDED AUGUST 31, 1996.

Consolidated cash for the three months ended February 28, 1997 decreased $355,962 or 31% from that of the previous audited balance sheet ending August 31, 1996 was due to $28,514 used by operating activities, $233,033 used by investing activities and $151,443 used by financing activities. Consolidated accounts payable and accrued liabilities for the six months ended February 28, 1997 decreased $109,838 or 11% from that of the previous audited balance sheet ended August 31, 1996 due to the payment of trade payable.

Liquidity and Capital Resources

Working Capital of $1,822,628 at February 28, 1997 decreased $3,374 or 0.2% from working capital at August 31, 1996 primarily due to decrease in cash, accounts payable and accrued liabilities. At February 28, 1997, the Company maintained a liquid position evidenced by a current ratio of 2.09 to 1 and total debt to equity of 0.54 to 1.

PART II.

ITEM 1. - LEGAL PROCEEDINGS

          In March, 1997 DPMI filed a civil lawsuit against Houston Physical Medicine Associates, M.D., P.A. and Anjali Jain, M.D. in the 269th District Court of Harris County, Texas to seek repayment of $110,000 owed to DPMI pursuant to the Revolving Credit Agreement and Security Agreement executed in July of 1996. No reserve for bad debt has been recorded in the current quarterly financial statement.

ITEM 2. - CHANGES IN SECURITIES

          None

ITEM 3. - DEFAULT UPON SENIOR SECURITIES

          None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5. - OTHER INFORMATION

          None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits

           27    Financial Data Schedule



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DYNACQ INTERNATIONAL, INC.




DATE                                BY:
    -------------------------------     ---------------------------------
                                        Philip Chan
                                        VP-Finance/Treasurer &
                                        Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
 NUMBER            DESCRIPTION
------            -----------
           27    Financial Data Schedule