Form 10QSB
period 1997-05-31
DYNACQ INTERNATIONAL INC
filed 1997-07-21
CIK 890908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
 (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 1997

                                       or

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the transition period from  _______________ to _______________

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

Registrants telephone number, including area code (713) 673-6432

                                      N/A
                    (Former name, former address and former
                  fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X. No __.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dates.

Title of Each Class                               Outstanding at June 30, 1997
Common Stock, $0.001 par value                    14,235,136 shares

     Transitional Small Business Disclosure Format (check one)
                            Yes [ ]       No [X]

================================================================================

PART I. - FINANCIAL INFORMATION
ITEM I. - FINANCIAL STATEMENTS

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)       (Audited)
                    ASSETS
                                                      May 31,        AUGUST 31
                                                       1997            1996
                                                   ------------    ------------
CURRENT ASSETS:
   Cash                                                 918,384       1,134,579
    Restricted Short-Term Investments                   180,000         180,000
    Receivable (Net of Allowance for                  2,637,909       2,413,372
         Doubtful Accounts)
     Inventory                                           32,024          29,347
     Other Current Assets                                 2,666          31,120
                                                   ------------    ------------
Total Current Assets                                  3,770,983       3,788,418

FIXED ASSETS - NET                                    5,145,736       5,197,107
OTHER ASSETS                                          1,263,226       1,333,084
                                                   ------------    ------------
TOTAL ASSETS                                         10,179,945      10,318,609
                                                   ============    ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable                                    312,202         199,452
    Accrued Liabilities                                 959,992         797,021
    Income Taxes Payable                                197,651         252,110
    Current Portion of Notes Payable                    277,833         277,833
    Federal Income Taxes Payable                        276,796         436,000
                                                   ------------    ------------

TOTAL CURRENT LIABILITIES                             2,024,474       1,962,416

LONG-TERM DEBT                                          756,354         969,392
DEFERRED FEDERAL INCOME TAX  PAYABLE                    134,000         134,000
MINORITY INTERESTS IN SUBSIDIARY                        913,184         856,357

STOCKHOLDERS' EQUITY:
    Preferred Stock, $0.01 Par Value,
      5,000,000 Shares Authorized,
      None Issued or Outstanding
    Common Stock, $0.001 Par Value,
      300,000,000 Shares Authorized
      After 8 to 1 reverse Stock Split,
       14,235,136 Shares Issued and
       Outstanding                                       14,235          14,235
    Additional Paid In Capital                        3,452,130       3,452,130
    Retained Earnings                                 2,942,890       2,987,401
LESS TREASURY STOCK; 71,335 shares at cost              (57,322)        (57,322)
                                                   ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                            6,351,933       6,396,444
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           10,179,945      10,318,609
                                                   ============    ============

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     May, 31                       May 31,
                                               1997           1996           1997           1996
                                            -----------    -----------    -----------    -----------
INCOME                                        2,477,777      2,451,385      6,913,954      5,960,078
COST OF SALE                                     89,521         79,523        243,906        260,445
                                            -----------    -----------    -----------    -----------
    GROSS PROFIT                              2,388,256      2,371,862      6,670,048      5,699,633

LESS EXPENSES :
    Contract Services                         1,000,970        913,954      2,512,117      1,709,167
     Salaries                                   598,515        341,725      1,696,143        807,119
     Medical Supplies                           354,780        180,934        755,599        460,591
     Administrative                              97,476         89,168        367,176        207,517
     Depreciation & Amortization                109,377        130,151        334,811        388,690
     Auto Expenses                                9,829         10,195         34,374         28,954
     Taxes, Licences & Prof. Fees               154,588        338,405        364,626        625,472
     Leasing                                      2,702          4,105         10,070          9,928
     Rent                                        33,191         29,514        138,214         37,230
     Marketing & Promotion                       69,755          6,727        152,699         25,438
     Maintenance & Repairs                       15,744         36,427         52,263         96,607
     Utilities                                   23,087         29,563         77,185         75,134
     Insurance                                   22,452         42,973         74,970         51,953
     Interest                                    29,994         33,285         87,485        105,690
                                            -----------    -----------    -----------    -----------
      Total Expenses                          2,522,460      2,187,126      6,657,732      4,629,490
                                            -----------    -----------    -----------    -----------
NET INCOME FROM OPERATIONS                     (134,204)       184,736         12,316      1,070,143
MINORITY INTERESTS IN                           (26,020)        15,703        (56,827)       (69,948)
(PROFIT)/LOSS OF SUBSIDIARY

LESS PROVISION FOR FEDERAL
INCOME TAXES
    Current                                     (28,378)       130,932              0        314,068
    Deferred                                          0        (60,779)             0         36,000
                                            -----------    -----------    -----------    -----------
    Total Income Taxes                          (28,378)        70,153              0        350,068
                                            -----------    -----------    -----------    -----------
NET INCOME (LOSS)                              (131,846)       130,286        (44,511)       650,127
                                            ===========    ===========    ===========    ===========
NET INCOME (LOSS) PER SHARE:
    INCOME BEFORE PROVISION
      FOR FEDERAL INCOME TAX                     (0.009)         0.014         (0.003)         0.070
    PROVISION FOR FEDERAL
      INCOME TAX                                 (0.000)         0.005          0.000          0.024
                                            -----------    -----------    -----------    -----------
NET INCOME                                       (0.009)         0.009         (0.003)         0.046
WEIGHTED AVERAGE NUMBER                      14,235,136     14,235,136     14,235,136     14,235,136
OF SHARES OUTSTANDING
*(AS ADJUSTED FOR 8 TO 1 REVERSE                      *              *              *              *
    STOCK SPLIT EFFECTIVE MARCH 8, 1993.)

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED MAY 31
                                  (UNAUDITED)


                                                          1997          1996
                                                       ----------    ----------
RECONCILIATION OF NET INCOME TO NET CASH
USED BY OPERATING ACTIVITIES:

Net Income (Loss)                                         (44,511)      650,127
ADD: ITEMS NOT REQUIRING CASH:
     DEPRECIATION                                         334,811       388,690

Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
    (Increase) Decrease in Accounts Receivable           (224,537)      414,626
    (Increase) Decrease in Inventory                       (2,677)        2,387
    (Increase) Decrease in Prepaid Expenses                28,454        34,994
    (Increase) Decrease in Notes Receivable                     0      (374,308)
    (Increase) Decrease in Other Assets                    69,858        62,194
    Increase (Decrease) in Accounts Payable               112,750       127,893
    Increase (Decrease) in Accrued Liabilities            162,971         7,437
    Increase (Decrease) in Current Notes Payable                0       (29,223)
    Increase (Decrease) in Current Income Taxes          (213,663)      (18,065)
    Increase (Decrease) in Deferred Income Taxes                0        36,000
                                                       ----------    ----------
Net Cash Used by Operating Activities                     223,456     1,302,752

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of Fixed Assets                             (283,440)     (149,454)
    (Decrease) Increase of Minority Interests              56,827       (34,368)
     in subsidiary
                                                       ----------    ----------
    Net Cash Used by Investing Activities                (226,613)     (183,822)

CASH FLOW FROM FINANCING ACTIVITIES:
    Retirement of Long -Term Debt                        (213,038)     (188,430)
    Acquisition of treasury stock                               0             0
                                                       ----------    ----------
     Net Cash Provided by Financing Activities           (213,038)     (188,430)
                                                       ----------    ----------

      Net Increase/(Decrease) in Cash                    (216,195)      930,500

CASH BALANCE AT BEGINNING OF YEAR                       1,134,579       649,572
                                                       ----------    ----------
CASH BALANCE AT END OF THE QUARTER                        918,384     1,580,072
                                                       ==========    ==========

                           DYNACQ INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997
                                  (UNAUDITED)

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Dynacq International, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements at August 31, 1996. Operating results for the nine months period ended May 31,1997 are not necessarily indicative of the results that may be expected for the year ending August 31, 1997.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
               COMPARISON OF THE THREE MONTHS ENDED MAY 31, 1997
                     TO THE THREE MONTHS ENDED MAY 31, 1996

Consolidated revenues for the three months ended May 31, 1997 increased $26,392 or 1% from that for the corresponding previous quarter ended May 31, 1996. Notwithstanding this small increase in consolidated revenues, there were a number of significant increases and decreases in the component revenue categories. For instance, revenue attributable to Doctor's Practice Management, Inc. ("DPMI") increased $32,973 or 2%, rental revenue decreased $63,698 and revenue attributable to Vista operations increased $53,418 or 11% from that of the prior year.

Consolidated costs of sale for the three months ended May 31, 1997 increased $9,998 or 13% from that for the corresponding previous quarter ended May 31, 1996, was primarily attributable to DPMI and Vista.

Consolidated operating expenses for the three months ended May 31, 1997 increased $269,316 or 12% from that for the corresponding previous quarter ended May 31, 1996 primarily due to increase in the activities of DPMI. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:

(1) The increase in contract services of $87,016 or 10% was primarily attributable to DPMI.

(2) The increase in salaries expenses of $256,790 or 75% was primarily attributable to DPMI.

(3) The increase in medical supplies expense of $173,846 or 96% was primarily attributable to DPMI and Vista

(4) The increase in administrative expenses of $8,308 or 9% was primarily attributable to DPMI.

(5) The decrease in taxes, licences and professional fees of $183,817 or 54% was primarily due to eliminating of management fee paid by Vista to DPMI.

(6) The decrease in leasing expense of $1,403 or 34% was primarily due to the expiration of some lease agreements attributable to the home infusion therapy operations.

(7) The increase in rent expense of $3,677 or 12% was primarily attributable to DPMI.

(8) The increase in marketing and promotion expense of $63,028 or 937% was primarily due to Vista to increase public awareness of the facilities.

(9) The decrease in utilities expense of $6,476 or 22% was primarily attributable to Vista.

(10) The decrease in insurance expense of $20,521 or 48% was primarily attributable to Vista.

(11) The decrease in interest expense of $3,291 or 10% was primarily attributable to Vista due to the amortization of the mortgage interest expense.

                COMPARISON OF THE NINE MONTHS ENDED MAY 31, 1997
                     TO THE NINE MONTHS ENDED MAY 31, 1996.

Consolidated revenues for the nine months ended May 31, 1997 increased $953,876 or 16% from that for the corresponding period ended May 31 of the previous fiscal year. Notwithstanding this moderate increase in consolidated revenues, there were a number of significant increases and decreases in the component revenue categories. For instance, revenue attributable to DPMI increased $1,866,657 or 80% due to increase in activities. Revenue attributable to home infusion therapy operations decreased $163,610 or 13% in the current period due to lower patient load as a result of fewer referrals and lower reimbursable insurance charges per patient compared to the corresponding period of the previous fiscal year. Rental revenue decreased $246,334 and revenue attributable to Vista operations decreased $502,837 or 26% from that of the prior year due to fewer patient referrals, primarily as a result of the relocation of a physician group which was located on the premises.

Consolidated costs of sale for the nine months ended May 31, 1997 decreased $16,539 or 6% from that for the corresponding period ended May 31 of the previous fiscal year, primarily due to lower patient load of the Vista operations.

Consolidated operating expenses for the nine months ended May 31, 1997 increased $1,962,224 or 42% from that for the corresponding period ended May 31 of the previous fiscal year. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:

(1) The increase in contract services expense of $802,950 or 47% was primarily attributable to DPMI.

(2) The increase in salaries expense of $889,024 or 110% was primarily attributable to DPMI.

(3) The increase in medical supplies expense of $295,008 or 64% was primarily attributable to DPMI.

(4) The increase in administrative expense of $159,659 or 77% was primarily attributable to DPMI.

(5) The increase in auto expense of $5,420 or 19% was primarily attributable to DPMI.

(6) The decrease in taxes, licences and professional fees of $260,846 or 42% was primarily due to decreasing in management fee paid by Vista to DPMI.

(7) The increase in rent expense of $100,984 or 271% was primarily attributable to DPMI.

(8) The increase in marketing and promotion expense of $127,261 or 500% was primarily attributable to Vista to increase public awareness of the facilities.

(9) The increase in insurance expense of $23,016 or 44% was primarily attributable to DPMI.

(10) The decreased in interest expense of $18,205 or 17% was primarily attributable to Vista due to the amortization of mortgage interest expense.

                              FINANCIAL CONDITION
   COMPARISON OF THE BALANCE SHEETS AT NINE MONTHS ENDED MAY 31, 1997 TO THE
          AUDITED BALANCE SHEET AT FISCAL YEAR ENDED AUGUST 31, 1996.

Consolidated cash for the nine months ended May 31, 1997 decreased $216,195 or 19% from that of the previous audited balance sheet ending August 31, 1996 was due to $223,456 provided by operating activities, $226,613 used by investing activities and $213,038 used by financing activities. Consolidated accounts receivable for the nine months ended May 31, 1997 increased $224,537 or 9% from that of the previous audited balance sheet ended August 31, 1996. Consolidated accounts payable and accrued liabilities for the nine months ended May 31, 1997 increased $275,721 or 28% from that of the previous audited balance sheet ended August 31, 1996 due to the accrual of trade payable.

Liquidity and Capital Resources

Working Capital of $1,812,527 at May 31, 1997 decreased $13,475 or 0.1% from working capital at August 31, 1996 primarily due to decrease in cash, and income taxes payable. At May 31, 1997, the Company maintained a liquid position evidenced by a current ratio of 1.86 to 1 and total debt to equity of 0.60 to 1.

                                   PART II.

ITEM 1. - LEGAL PROCEEDINGS

     In March, 1997 DPMI filed a civil lawsuit (Case No. 97-08711) against Houston Physical Medicine Associates, M.D., P.A. ("HPM") and Anjali Jain, M.D. ("Jain") in the 269th District Court of Harris County, Texas to seek repayment of $110,000 owed to DPMI pursuant to the Revolving Credit Agreement and Security Agreement executed in July of 1996. In April, 1997 HPM and Jain filed a counterclaim against and complain against DPMI and Chiu M. Chan seeking alleged actual damages in excess of $300,000. In May, 1997 DPMI and Chiu M. Chan through court filing denied each and every allegation made by HPM/Jain. No reserve for bad debt or loss pursuant to this lawsuit has been recorded in the current quarterly financial statement. However, $27,000 legal fee has been accrued in the current quarterly financial statement.

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

                                        DYNACQ INTERNATIONAL, INC.



DATE: July 21, 1997                     BY: /s/ PHILIP CHAN
                                           --------------------------------
                                            Philip Chan
                                            VP-Finance/Treasurer &
                                            Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
