Form 10KSB40
period 1997-08-31
DYNACQ INTERNATIONAL INC
filed 1997-11-25
CIK 890908

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal year ended              August 31, 1997
                                        --------------------------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                         to
                                        -----------------------    ------------
         Commission file number                   0-20554
                                -----------------------------------------------

                          DYNACQ INTERNATIONAL, INC.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in its charter)

                  NEVADA                                  76-0375477
    -------------------------------          -----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation of organization)



   10304 INTERSTATE 10 EAST, SUITE 369
              HOUSTON, TEXAS                                77029
---------------------------------------      -----------------------------------
(Address of principal executive offices)                  (Zip Code)



Issuer's telephone number, including area code          (713) 673-6432
                                                --------------------------------

          Securities registered pursuant to Section 12(b)of the Act:

       Title of each class           Name of each exchange on which registered


             None                                       None
-----------------------------------        -----------------------------------

          Securities registered pursuant to Section 12(g)of the Act:

                        Common Stock - $.001 Par Value
          ----------------------------------------------------------
                               (Title of Class)


     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]. No [ ].

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no such disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's gross revenues for the most recent fiscal year: $9,771,949

     As of November 24, 1997, there were 14,415,136 shares of the registrant's common stock, $.001 par value, issued and outstanding, 5,282,759 of which having an aggregate market value of approximately $2,958,345 (based on the closing bid price of $.56 as of October 29, 1997) were held by non-affiliates of the registrant. In determining the number of shares held by non-affiliates, shares held by officers, directors and the Company's majority shareholder were excluded.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None
                      -----------------------------------

        Transitional Small Business Disclosure Format. Yes [ ]. No [X].

                                  FORM 10-KSB

                           DYNACQ INTERNATIONAL, INC.

                               TABLE OF CONTENTS



PART I....................................................................................................................1
         ITEM 1.           DESCRIPTION OF BUSINESS........................................................................1
         ITEM 2.           DESCRIPTION OF PROPERTY........................................................................8
         ITEM 3.           LEGAL PROCEEDINGS..............................................................................9
         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................9
PART II...................................................................................................................9
         ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................................9
         ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....................................10
         ITEM 7.           FINANCIAL STATEMENTS..........................................................................13
         ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                           ON ACCOUNTING AND FINANCIAL DISCLOSURE........................................................13
PART III.................................................................................................................14
         ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.............................................14
         ITEM 10.          EXECUTIVE COMPENSATION........................................................................15
         ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT................................................................................16
         ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................16
         ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K..............................................................16
SIGNATURES...............................................................................................................17

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

GENERAL

         Dynacq International, Inc., a Nevada corporation incorporated on June 16, 1989 (the "Company"), is engaged in the business of providing home infusion health care services and supplies to patients in their homes, the operation of an outpatient surgical facility, the operation of a medical office complex, and the management of physician practices, all located in the Houston metropolitan area. The Company's predecessor completed a public offering in 1984 and merged into the Company in June 1989 pursuant to a share-for-share exchange of stock. On February 12, 1992, the Company changed its corporate name from Jackson Brothers Industries, Inc. to Dynacq International, Inc. Unless otherwise indicated, all references to the Company herein include its subsidiaries. See
Note 1.B. of Notes to Consolidated Financial Statements.

         In July, 1992, the Company's current management acquired a controlling interest in the common stock, $.001 par value of the Company (the "Common Stock") in a private placement and prior management resigned. Effective August 1, 1992, the Company commenced operations as a provider of health care services and supplies to patients in their homes specializing in home infusion therapy. The Company and its predecessor had no history of operations prior to August, 1992. Home infusion therapy is the administration to a patient of nutrients, antibiotics or other medications whether intravenously or through a feeding tube, usually as a continuation of treatment initiated in a hospital. The Company's home infusion services include training patients and their care givers, compounding prescriptions and conducting other pharmacy operations, delivering supplies, providing certain nursing services, monitoring patient compliance with the prescribed plan of care, monitoring patient outcome, maintaining patient records, consulting with attending physicians, maintaining equipment and processing reimbursement claims. While historically the Company's core business has been home infusion therapy, the Company has taken several steps during the past three fiscal years to diversify its operations and use of assets, including the acquisition of Vista Healthcare, Inc. described below in August 1994 which owns a 15,000 square foot outpatient surgical facility located in Pasadena, Texas.

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

         Vista owns and operates a 15,000 square foot medical clinic and outpatient surgical center in Pasadena, Texas (the "Vista Facility"). Vista provides a variety of surgeries, medical treatments and laboratory services on an outpatient basis. Under the Company's control, Vista continues to utilize its facilities and equipment in the same manner, however, the Company expanded the services offered and purchased new equipment. Revenues from the Vista Facility are expected to substantially increase in fiscal 1998 and may become the Company's largest revenue producer, exceeding revenues from the Company's home infusion therapy business and revenues from the Company's management of physician practices described below.

         In September, 1994, the Company commenced construction of a new medical office building, adjacent to the Vista Facility, which was completed in 1995 at a total cost of approximately $1,925,000 (the "Office Building"). Most of the offices in the Office Building are currently utilized by physicians with whom the Company has management contracts through its wholly-owned subsidiary Doctors Practice Management, Inc., a Texas corporation ("DPMI"). In March, 1994, the Company formed

DPMI for the purpose of providing (i) fee based management services to physicians' groups, and (ii) assistance in consolidating medical providers into integrated delivery systems. These systems are intended to build a concentrated critical mass of primary care physicians, specialty physicians, clinics and outpatient surgical centers. DPMI plans to offer participating medical providers health care management agreements and management systems that include standards to better manage costs, shared administrative and clinical services and individual or shared office facilities.

     Since most physicians' current revenue streams of fee-for-service will be replaced by managed care and capitated forms of revenue in the next few years, controlling costs will become more critical to improve or maintain profitable practices for physicians running their practices in a highly managed care setting of reduced revenues. An obvious solution to produce efficiencies and savings is for physicians to integrate and consolidate in order to share administrative and clinical services. Much of the integration and increased efficiencies in health care delivery are being spurred by the economic climate. DPMI should fit well in this integrated environment, where it can provide coordinated business management practices, which are needed by many physicians' groups, in return for management fees and incentive performance bonuses. During the next few years, management believes there will be a reallocation of health care business in favor of professionally managed integrated delivery systems. DPMI's goal is to obtain a competitive advantage in competing for managed health care contracts with insurance companies or in direct contracting with major employers or consortiums of employers.

     DPMI commenced providing management services for the Premier Health Care Group, P.L.L.C. ("Premier"), of which the majority of physician members are also shareholders of Vista. In May 1995, DPMI ceased providing management services to Premier because of the difficulty of resolving administrative and management issues with some Premier members. Since May 1995, DPMI has been aggressively seeking new management opportunities with other physicians. This effort is showing steady results as DPMI began managing Vista in January of 1996 and had agreements to manage 7 and 6 physician practices at the end of fiscal 1996 and 1997, respectively.

THE HOME INFUSION HEALTH CARE MARKET

     The Company's home infusion health care business principally involves the administration of physician-prescribed nutrients, antibiotics or other medications to patients in their homes, usually as a continuation of a treatment program initiated in a hospital. The market for home infusion health care has grown rapidly since its initial development in the late 1970's. Management believes that the growth of this market is primarily attributable to
(i) increased cost containment efforts that have encouraged home health care,
(ii) medical advances that enable doctors to treat more illnesses through home health care, and (iii) the desire of hospitalized patients to be treated in their homes. The growth of the industry is also the result of improved delivery technology that permits the treatment of more diseases at home and the growing awareness and acceptance among physicians and third-party payers of home health care as an alternative to hospital treatment.

     Home health care is favorable for insurance companies because it is much cheaper to pay for similar patient services performed by home health care companies than by hospitals. The trend for insurance companies to pressure hospitals and physicians to release patients to their homes to recover at the earliest possible time to save cost is substantial. This enhances favorable market growth for the home health care industry. The Company selects only referral patients with proper adequate private insurance, with confirmation from the insurance company of ability to pay, to ensure both profitability and collectability of performed services and concentrates on two patient service areas, Parenteral Nutrition Therapy and Antibiotic Therapy. Home health care is not a capital intensive business and does not require high inventory levels. It is a skilled labor intensive business that provides professional medical services to patients with personal care.

     PARENTERAL NUTRITION THERAPY. Parenteral nutrition therapy is prescribed for individuals unable to eat or digest food due to a failure of their gastrointestinal tracts. Parenteral nutrition is typically administered through central vein catheters that are surgically implanted during hospitalization. The Company formulates, compounds and dispenses solutions pursuant to a physician's order. Solutions used in this therapy typically contain amino acids (protein), dextrose (carbohydrate), lipids (fat), electrolytes, vitamins and trace minerals. Some patients requiring this type of therapy periodically require routine re-hospitalization throughout their treatment. Some patients may require therapy for the remainder of their life.

     ANTIBIOTIC THERAPY. Antibiotic and anti-infection therapies are used to treat a variety of infections, including osteomyelitis (bone infections), bacterial endocarditis (heart valve infections), septicemia (blood infections), wound infections, bone and joint infections and infections associated with cystic fibrosis and diabetes. By intravenously administering antibiotics into the bloodstream (as opposed to ingesting them orally), the effectiveness of the medication is generally increased. Antibiotic therapy is also a significant therapy for treating individuals suffering from Acquired Immune Deficiency Syndrome ("AIDS"). Because of the gradual destruction of the immune system by the AIDS virus, orally administered drugs typically become less effective against opportunistic infections, and consequently antibiotics must be introduced intravenously.

PHYSICIANS' PRACTICE MANAGEMENT

         During fiscal 1997, DPMI had agreements to manage the medical practices of six physicians and is currently negotiating additional contracts. Due to the cancellation of several physician management agreements following the Company's fiscal 1997 year end, the Company currently has three remaining physician practice management agreements. Each physician practice management agreement is called a "Full Service Facility and Management Agreement" (the "Management Agreement") . The Management Agreements require DPMI, at its expense, to: (i) act as the sole and exclusive agent of the physician or physician group for the management and administration of business functions and services related to the physicians' medical practice; (ii) undertake marketing, billing, record keeping, collection, clerical staffing and support services;
(iii) provide physical office space, facilities and equipment necessary for the physician's practice, including the repair and maintenance thereof and all utilities and supplies related thereto including licenses and permits; (iv) undertake the hiring, firing, selection, training and supervision of all non-medical personnel; (v) prepare and maintain accounting and financial records and patient files; and (vi) undertake other management and administrative functions related to the foregoing. In consideration of its services, DPMI receives a management fee ranging from 20% to 65% of revenues generated by the physicians. DPMI attempts to negotiate long-term (5 years or longer) noncancellable Management Agreements due to its large initial costs in setting up and equipping fully staffed and functional facilities for physicians. The Management Agreements may be terminated by the non-defaulting party in the event of a breach by the defaulting party. DPMI and the physicians each agree to indemnify the other for claims which may arise in connection with the performance of their respective obligations under the Management Agreements. To facilitate the expansion and integration of physician practices under DPMI management including the physical relocation thereof to facilities owned by the Company, DPMI has agreed to make loans to several of the contracting physicians. The loans (the "Physician Loans") are usually documented by a credit agreement, a promissory note and a security agreement which provides DPMI a security interest in certain assets of the physician's practice including inventory, accounts, equipment and general intangibles. As of August 31, 1997, DPMI had one (1) Physician Loan in the aggregate principal amount of $74,647 as opposed to three (3) Physician Loans in the aggregate principal amount of approximately $836,000 as of August 31, 1996. Although the Physician Loans have facilitated the expansion of the physician management business of DPMI, the Company, as a lender, incurs a risk that the Physician Loans will not be paid or paid in a timely manner. If the Company or DPMI is forced to foreclose on the security collateralizing any Physician Loan, there can be no assurance that the collateral will be sufficient to cover the obligation. Two of the Physician Loans were in material payment default as of August 31, 1997, and the Company incurred writeoff charges for such loans in the aggregate amount of $776,922 for fiscal 1997. The Company intends to pursue collection of the defaulted loans and may eventually recover some portion of the loans. If all or part of any existing or future Physician Loans prove to be uncollectible, there could be a material adverse effect on the earnings of the Company. The Company has initiated legal action to recover $110,000 loaned to a physician with a Management Agreement with the Company. This lawsuit resulted in counterclaims against the Company by the physician. See "Item 3. Legal Proceedings." Under the Management Agreements, DPMI is entitled to a fixed percentage of collections from the physicians' practice and DPMI has agreed to pay certain fixed categories of expenses which obligation is not limited in amount. To the extent DPMI's share of collections is not sufficient to cover its expense obligations under the Management Agreements, DPMI will remain obligated to pay the excess expenses and is subject to losses under the Management Agreements. Excluding the writeoffs for uncollectible loans, DPMI's physician management practice recorded a small operating profit in fiscal 1997. See "Management's Discussion and Analysis or Plan of Operation - Analysis of Operations."

OUTPATIENT SURGICAL FACILITY AND OFFICE BUILDING

         The Company's Vista Facility provides outpatient surgical facilities, x-ray diagnostic services and full service laboratory testing to physicians and their patients. The Vista Facility and the Office Building are located adjacent to each other. On January 1, 1996, DPMI entered into a five year Management Agreement for the Vista Facility which entitles DPMI to 28% of the revenues generated by the facility in exchange for comprehensive management services provided by DPMI. The Management Agreement for the Vista Facility is similar in scope to the ones entered into by DPMI to manage physician practices. Effective September 1, 1996, the Management Agreement with DPMI was amended to increase the management fees payable to DPMI by Vista to 38% of collections. The Office Building is principally utilized by DPMI for the location of physician practices under Management Agreements with DPMI and consists of approximately 35,900 square feet. The Company also leases space in the Office Building to physicians whose practices are not managed by DPMI and receives rental revenues from such physicians. See "Item 2. Description of Property."

BUSINESS GROWTH STRATEGY

         Beginning in late fiscal 1994 and during fiscal 1995, the Company commenced implementation of a new business strategy of diversifying from an almost exclusively home infusion service provider into an integrated medical/health services Company. The foundation of this strategy was the acquisition of a majority interest in Vista which owns the Vista outpatient surgical center located in Pasadena, Texas in August 1994 and the completion of the Office Building adjacent to the Vista Facility in April 1995. The Company also formed DPMI to provide management services to medical practices. DPMI provides office space and fee-based management services to client physicians located in the Office Building and in other locations. Vista provides outpatient surgical facilities, x-ray diagnostic services and full service laboratory testing to physicians and their patients in the Vista Facility.

         The Company intends to grow as a provider of health care services by
(i) expanding the business of its existing operations locally, (ii) acquiring established health care providers, and (iii) opening new branch facilities in selected local markets. The Company will periodically evaluate possible acquisitions and suitable locations for new facilities. The Company does not presently have any agreements, arrangements or understandings regarding any acquisitions or the opening of additional facilities. The Company leased and opened an additional facility in fiscal 1997 pursuant to a Management Agreement for a medical practice. See "Item 2. Description of Property." The Company's growth strategy is dependent in a large part on the ability of the Company to attract and retain key management, marketing and operating personnel at the local facility level. Such persons are in high demand and are often subject to competing offers from other health care service companies and related businesses.

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

         The Company's target markets are areas with major industrial companies and middle class blue-collar workers, generally with strong union ties and with superior insurance coverage. This population group has proven to be very open to the type of health care center concept offered by the Company. The Company's operations are in Pasadena, Texas, a petrochemical industry hub which provides a stable patient base of insured patients. The Company anticipates growth within a hub area by expanding its core of outlying doctor practices and clinics under management contracts, broadening the initial lines of specialized practices, and, in selected new industrial markets, opening additional outpatient surgical facilities. It is anticipated that each hub area will consist of a central core of outpatient surgical, diagnostic and laboratory centers, infusion therapy facilities and specialized practices serving outlying clusters of general practitioners. Subsequent alliances of physicians, specialists and clinics are feasible in other areas around Houston, such as Clear Lake, La Porte, Baytown, Deer Park, and other industrial/petrochemical centers.

COMPETITION

         The Company is one of many in the greater Houston metropolitan area that provide medical practice management, outpatient surgical facilities, professional buildings or home infusion therapy. Several major hospital organizations with greater financial resources are planning to or have entered the Pasadena area (the Company's principal market) which will directly compete with the Company's operations. Such competition could be particularly acute with respect to the Company's outpatient surgical facility and have an adverse effect on the ability of the Company to attract and retain physician practices in the Office Building.

         The home infusion health care therapy market is highly competitive and management anticipates that competition, particularly for patient referrals, will intensify in all metropolitan areas. The industry has been subject to market consolidation in recent years and the Company believes that this trend will continue. The Company currently competes with other home infusion therapy companies, hospitals, physician groups and other health care organizations, many of which operate on a regional or national basis and are larger and have significantly greater resources than the Company. In the past two years, the Company has experienced substantial pressure from insurance companies with respect to the need for and the cost of home infusion therapy treatments. This pressure has resulted in a declining patient base and reimbursable charges per patient resulting in substantially lower revenues and losses to the Company for home infusion operations.

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

MARKETING AND SALES

         With respect to the Company's home infusion business and its outpatient surgical facility, the Company relies primarily on patient referrals from physicians. With respect to home infusion therapy, these referral sources tend to be concentrated among a limited number of physician specialists, allowing the Company to conduct a directed selling effort. Primarily due to escalating pressures to contain health care costs, insurance companies and other third-party payers are participating to a greater extent in decisions regarding health care alternatives. Consequently, management believes that such third-party payers will be increasingly important in marketing the Company's services in the future.

         The Company's marketing strategy for DPMI is to offer to certain oncologists, specialists and general practitioners centralized office management services in exchange for a percentage of the doctor's revenues. The Company will provide office personnel to perform administrative tasks, and technicians to perform certain technical functions at the practitioners office. While the Company expects this aspect of its business to be independently profitable, an important reason for pursuing the management of physician practices is to create a natural source of referrals of patients needing parenteral nutrition and other therapies. Management also believes that as oncologists, in particular, become more aware of the benefits of nutritional therapy to their patients in terms of bettering their quality of life while cancer treatments are being pursued, many of those practitioners will be more likely to refer their patients to the Company at a much earlier stage for parenteral nutrition treatment.

DELIVERY OF HOME INFUSION PATIENT SERVICES

         The decision to proceed with home infusion therapy is made jointly by the patient, the attending physician and the Company. This decision involves obtaining and evaluating information about the patient's medical history, home environment and insurance, as well as discussing the patient's willingness and ability to participate in the self-administration of home health care. After a patient is referred to the Company, a pharmacist takes the prescription order from the attending physician and Company personnel coordinate the delivery of patient care tailored to the individual's specific needs.

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

         A federal statute (the "federal anti-kickback statute") prohibits the offer or payment of remuneration, or the solicitation or receipt of remuneration, to induce either (i) the purchase of any item or service reimbursable in whole or in part by Medicare or certain state health care programs (including Medicaid); or (ii) the referral of an individual for the furnishing of any item or service reimbursable in whole or in part by Medicare or certain state health care programs. Both criminal and civil penalties can be imposed for violations of the federal-kickback statute, including exclusion from participation in the Medicare and Medicaid programs. The Department of Health and Human Services and law enforcement authorities are increasingly scrutinizing arrangements between health care providers and referring physicians to ensure that those arrangements do not constitute mechanisms for paying for referrals. In addition, a number of states have adopted similar legislation that applies to patients not covered by Medicare or Medicaid programs. The Company does not believe that its business operations violate federal or state anti-kickback statutes. Medicare and state health care programs do not reimburse medical practices for management fees paid to the Company, and the Company does not refer patients to the medical practices. Nevertheless, because of the breadth of federal and state anti-kickback statutes and the absence of court decisions interpreting their application to arrangements such as those entered into by the Company, there can be no assurance that the Company's activities will not be challenged by regulatory authorities or that the Company's position will prevail if challenged.

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

RISKS INHERENT IN PROVISION OF MEDICAL SERVICES

         The Company's operations involve the delivery of health care services to the public and the Company is exposed to the risk of professional liability claims. Claims of this nature, if successful, could result in damage awards to the claimants in excess of the limits of any applicable insurance coverage maintained by the Company or health care providers utilized by the Company or those who utilize the Company's facilities, equipment and services. Insurance against losses related to claims of this type can be expensive and varies widely from state to state. The Company or its affiliated physician groups and professional service providers maintain liability insurance in amounts and coverages believed to be usual and customary. Nevertheless, successful malpractice claims asserted against the medical care providers or the Company could have a material adverse effect on the Company.

LIMITED OPERATING HISTORY

         The Company faces certain general business risks with respect to all of its operations. In addition to regulatory concerns and increasing competition with respect to all of its operations, the Company's home infusion therapy operations are subject to substantial risks because the Company serves a relatively small number of patients. The Company's home infusion health care revenues have decreased from $ 2,730,753 in fiscal 1995 to $ 1,767,752 in fiscal 1996 and $1,524,864 in fiscal 1997. The average number of full-time home infusion therapy patients has decreased from approximately 10 in fiscal 1995 to approximately three (3) in fiscal 1997. In the past two years, the Company has faced increasing pressure from insurance companies to justify the continuation of and need for home infusion therapy for patients and the Company's charges therefor. The Company expects these pressures to continue. In addition, the Company has not established a successful operating history with respect to its physician practice management. The Company's revenues and profits from this area will remain vulnerable until the Company has more management contracts for physician practices and more experience in managing such contracts. As of August 31, 1997,

DPMI had management agreements for six physician practices. The loss of one or more of these contracts could have a material adverse effect on the profits and revenues of DPMI. See "Item 6. - Management's Discussion and Analysis and Plan of Operation".

REDUCTIONS IN THIRD PARTY REIMBURSEMENTS

         Health care providers typically bill various third party payers, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the health care services provided to their patients. These third party payers are increasingly negotiating the prices charged for medical services, pharmaceuticals and other supplies, with the goal of lowering reimbursement and utilization rates. Third party payers can also deny reimbursement for medical services, pharmaceuticals and other supplies if they determine that a treatment was not performed in accordance with treatment protocols established by such payers or for other reasons. Loss of revenues to the Company caused by cost containment efforts could have a material adverse effect on the Company. Although the Company does not have any contracts to provide health care services on a capitated or other risk sharing basis, the Company anticipates that it will eventually offer its services to payers in the future on a capitated or other risk sharing basis. To the extent that patients or enrollees covered by a contract require more frequent or extensive care than is anticipated by the Company, the revenue to the Company derived from such contracts may be insufficient to cover the costs of the services provided. Insufficient revenue under capitated or other risk sharing contracts could have a material adverse effect on the Company.

INSURANCE

         In recent years, physicians, hospitals and other participants in the health care market have become subject to an increasing number of lawsuits alleging malpractice, product liability or related legal theories, many of which involve large claims and significant defense costs. With respect to its home infusion health care business, the Company does not carry liability insurance for any employee or contract representative. The Company requires that all health care professionals, including registered nurses with whom the Company contracts, carry personal professional liability insurance. However, the Company does not require continuing proof of insurance, mandate policy limits or deductibles or require that the Company be named as an additional insured. Should one of the Company's agents or contracting health care professionals commit a negligent or other liability producing act or omission in the Company's home infusion operations, the patient could have a direct claim against the Company which would be uninsured. Mr. Chiu Chan has in force personal professional liability insurance with coverage limits of $1 million per incident. He has not experienced difficulty in obtaining insurance in the past and believes the current insurance coverage is adequate to provide for any claims that may arise and related settlements, if any, involving him personally. As the pharmacist in charge of home infusion therapy, any claims would probably involve Mr. Chiu Chan and the Company and Mr. Chan's insurance should apply to any losses. The Company may, however, be exposed to the extent Mr. Chiu Chan's insurance does not apply or is insufficient to cover any losses for which the Company is jointly liable. Management believes the Company has reasonable and customary insurance coverage with respect to the remainder of its business operations although the Company cannot provide any assurance that its insurance would cover all losses to which the Company may be subject to.

EMPLOYEES

         The Company and its subsidiaries employed approximately 70 full-time employees and 5 part-time employees as of August 31, 1997. A number of other individuals are utilized on an as needed contractual basis, with the number being dependent on the patient load. The Company experienced a substantial increase in the number of its employees as a result of the increase in the number of physician practices managed by DPMI. The Company had 42 employees as of August 31, 1996.

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


ITEM 2.           DESCRIPTION OF PROPERTY

         The Company commenced its health care operations in August 1992 and leased 1,000 square feet of office space in East Houston for $600 per month. As of March 1, 1993, the office space was expanded to a total of 1,915 square feet and, accordingly, the monthly lease rate increased to $1,286. This lease expired March 1, 1995 and is currently on a month-to-month basis. The lessor of the office space is Capital Bank. One of the Company's directors is a director of Capital Bank. Management believes that the lease rate being paid is consistent with other commercial rates available in the East Houston area.

         In August 1994, the Company consummated the acquisition of 65% of the outstanding common stock of Vista, which owns the Vista Facility, an outpatient surgical center in Pasadena, Texas consisting of a one story building containing approximately 15,000 square feet. The land and building owned by Vista is subject to and collateralized by a note payable and deed of trust to Met Life Capital. The note bears a fixed interest rate of 9.65%, requires monthly installment payments of $19,533, contains a maturity date of September 1, 2002, and the balance as of August 31, 1997, was $938,808. The Company entered into a Guaranty Agreement with Met Life Capital whereby the Company guaranteed 65% of the outstanding balance of the mortgage loan. Management believes the facility is adequately covered by insurance. The depreciation on the Vista Facility is computed using the straight line method over thirty-nine years, furniture and fixtures are depreciated over seven years, and equipment is depreciated over five years. The property tax rate is about 3% of appraised value and the annual real and personal property taxes are about $77,000. The Vista Facility is 100% utilized by Vista as an outpatient surgical center and to provide laboratory and diagnostic testing services.

         In September 1994, the Company commenced construction of the Office Building (adjacent to the existing Vista Facility described above) which was completed in 1995. The total cost of the office building was approximately $1,937,000, and was financed from working capital. The Office Building was constructed as a professional office building for physician practices. There is competition from several professional buildings in the surrounding area. Management believes the Office Building is adequately covered by insurance. The Office Building is comprised of two stories and contains approximately 35,900 square feet of space of which approximately 23,000 is utilized by physician practices under the management of DPMI and approximately 12,200 is rented to 2 physicians who are not under Management Agreements with DPMI. The remaining space will be utilized for additional physician practices, when contracted for by DPMI, or it will be leased to physicians through lease agreements. A total of $707,000 has been spent for new equipment and furnishings for the Office Building. All depreciation is calculated on the straight line method, with the building being depreciated over thirty-nine years, furniture and fixtures over seven years, and equipment over five years. The property tax rate is approximately 3% of appraised value and the annual real and personal property taxes are about $80,000. As of August 31, 1997, there were six physician practices under management with DPMI which are located in the Office Building. Each physician practice utilizes more than 10% of the space in the building and comprises more than 10% of the management fees payable to DPMI pursuant to the Management Agreements described below. Revenues and income from the property are derived from the management fees received by DPMI under the Management Agreements, although the Company does receive regular rental income from physicians who elect to rent space in the building for their practices. Pursuant to the Management Agreements which provide DPMI with a percentage of revenues from each physician's practice, DPMI agrees to provide fully-equipped office space and other services. Given the limited number of Management Agreements and lease agreements which provide revenue to DPMI and the Company from the Office Building, the loss or cancellation of any agreement could be material. If any Management Agreement or lease agreement relating to space in the Office Building is cancelled or terminated, the Company believes it will be able to find additional physician tenants in the short-term. The Office Building is not subject to any lien or mortgages and is owned 100% by the Company.

         On July 1, 1996, DPMI leased approximately 3,000 square feet of office space from the City of Pasadena pursuant to a five (5) year lease (containing an option for an additional five (5) years) which requires lease payments of $7,200 annually. The property is located at 1001 East Shaw, Pasadena, Texas. DPMI acquired the property for the location of a medical practice under a Management Agreement. DPMI has invested approximately $124,000 for furniture, fixtures and equipment at this location. The property is currently 100% utilized for a physician's practice.

ITEM 3.           LEGAL PROCEEDINGS

         In March 1997, DPMI filed a civil lawsuit styled Doctors Practice Management, Inc., Plaintiff vs. Houston Physical Medicine Associates, M.D., P.A. and Anjali Jain, M.D., Defendants; Cause No. 97-08711; In the 279th Judicial District Court of Harris County, Texas to seek repayment of advances of $110,000 owed to the Company pursuant to a revolving credit agreement and a revolving credit note. The Defendants are a physician group that DPMI entered into a Management Agreement with to manage their practice. In April 1997, the Defendants filed a counterclaim against DPMI and the president of the Company, jointly and severally, alleging fraud, intentional misrepresentation, violations of the Texas Deceptive Trade Practices Act, and various other causes of action, including breach of contract, seeking actual damages in excess of $300,000, consequential damages in an amount in excess of $200,000 and exemplary damages, attorneys' fees and court costs. In May 1997, DPMI and the Company's President filed a response denying all allegations made in the counterclaim by the Defendants. The Company intends to vigorously defend this case and believes that a settlement or related judgment will not have a material adverse effect on the Company's financial position. The Company believes that the Defendants filed the counterclaims against DPMI in an effort to find some legal basis to attempt to avoid or delay repayment of the advances. The Company may not have insurance coverage for any of the claims filed by the Defendants.

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

         The following table sets forth the high and low closing bid prices for the Company's Common Stock during each of the last eight fiscal quarters as reported by the National Quotation Bureau, Inc.


                                                      High              Low
                                                      ----              ---
1997 Fiscal Year - Quarter Ended:
         November 30, 1996                        $     1.25       $     0.675
         February 28, 1997                              1.125            0.675
         May 31, 1997                                   0.875            0.50
         August 31, 1997                                1.00             0.25
1996 Fiscal Year - Quarter Ended:
         November 30, 1995                              1.3125           1.00
         February 29, 1996                              1.375            0.9375
         May 31, 1996                                   1.125            0.6875
         August 31, 1996                                1.25             1.00


         These quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

         As of October 8, 1997, the Company had approximately 93 shareholders of record. This number does not include shareholders who hold the Company's securities in nominee accounts with broker-dealer firms or depository institutions or shares issued to employees of the Company subsequent to the Company's fiscal year end. Including the shares issued to the Company's employees and the beneficial owners of shares held in nominee accounts or depository institutions, the Company believes it has in excess of 300 beneficial owners of its Common Stock.

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


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         The Company (including its predecessor) did not generate any revenues from inception in 1983 through July 1992. New management and other individuals/entities invested $2,000,000 in 1992 and the Company began to generate revenues from home health care therapy in August 1992, the first month of operations.

ANALYSIS OF OPERATIONS

         The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three years ended August 31, 1997.

         The Company recorded a consolidated net loss of $1,059,195 for the year ended August 31, 1997, as compared to consolidated net income of $559,473 in fiscal 1996 and $936,019 in 1995. There were no significant, unusual or non-recurring items of income or expense during the three years ended August 31, 1997, except for writeoffs in fiscal 1997 of uncollectible notes in the amount of $776,922 and the writeoff of $371,736 in uncollectible advances to a subsidiary. As discussed below, the Company's loss for fiscal 1997 includes the writeoff of loans previously made by the Company to various physician groups. Although further losses attributable to physician loans are possible, the Company intends to curtail its practice of making loans to physician groups in the future and does not expect to record further significant writeoffs due to uncollectible loans in future years.

         As a result of a significant increase in the Company's revenues and expenses during fiscal 1997 relating to the Company's management of physician practices and the recordation of physician practice revenues and expenses on a combined or consolidated basis (see footnote 8 of Notes to Consolidated Financial Statements), it is difficult to meaningfully compare on a year-to-year basis the large differences in many of the expense categories.


AUGUST 31, 1997 VS. AUGUST 31, 1996

         For the fiscal year ended August 31, 1997, total consolidated revenues increased by $2,240,954 to $9,771,949, a 30% increase. Of this amount, revenues of $5,188,381 were recorded by DPMI in fiscal 1997 compared to $2,737,993 in fiscal 1996 as a result of the Company's aggressive efforts in signing up physician practices for management by DPMI. However, as a result of the termination or cancellation of five (5) Management Agreements with physicians during fiscal 1997 and subsequent to the year ended August 31, 1997, the Company expects physician management revenues (and corresponding expenses) to decrease significantly during fiscal 1998. The Company records revenues from the management of physician practices on a combined or consolidated basis and reflects as revenues all patient billings of the respective practices and expenses payments to physicians and other physician practice costs.

         Revenues attributable to Vista operations were $3,058,704 in fiscal 1997, compared to $3,025,249 in fiscal 1996, an increase of less than 1%. Revenues from home infusion therapy were $1,524,864 in fiscal 1997 compared to $1,767,753 in fiscal 1996, a decrease of 14 %, primarily as a result of fewer patients and increasing cost and reimbursement constraints imposed by third-party payers, resulting in lower recoverable charges per day per patient.

         Costs and expenses relating to home infusion therapy declined primarily as a result of the Company's decreased patient load. Expenses for compensation and benefits to employees increased by 78% to $2,360,433 as a result of additional employees hired by the Company primarily to service the increased business associated with the management of physician practices by DPMI. The number of employees employed by the Company and its subsidiaries increased from approximately 42 in fiscal 1996 to approximately 75 as of August 31, 1997. Expenses for contract payments to physicians increased 78% to $2,962,888 primarily as a result of the additional physician practices under management during all of fiscal 1997. The Company's provision for uncollectible trade accounts increased from $893,486 in fiscal 1996 to $1,269,066 in fiscal 1997 primarily as a result of increased trade revenues resulting in corresponding increases for uncollectible trade accounts. As a percentage of revenues, the Company's provision for uncollectible trade accounts increased from 11.8% in fiscal 1996 to 13% in fiscal 1997. The Company expects its uncollectible trade accounts as a percentage of revenues to remain relatively constant. Due to payment non-performance on two (2) Physician Loans, the Company incurred a charge for uncollectible notes of $776,922 in fiscal 1997. No similar writeoffs for uncollectible loans have been recorded by the Company in prior years. In addition, the Company incurred a writeoff associated with an uncollectible advance to a subsidiary of $371,736. Together the uncollectible note and advance writeoffs totaled $1,148,658 which writeoffs substantially contributed to the Company's consolidated net loss for the year before taxes and minority interest of $1,593,285. The Company does not expect to incur similar recurring writeoffs in the future and will strictly limit or curtail advances or loans associated with the management of physician practices. Expenses for medical supplies increased 64% to $1,283,112 primarily as a result of the need for additional supplies associated with the increased revenues and business from the Company's physician management practice.

         General and administrative expenses increased 24% to $1,369,233 primarily as a result of increased operational activities. Rent and other income declined from $119,843 in fiscal 1996 to $23,847 in fiscal 1997 primarily as a result of the Company utilizing its Office Building for physician practices under the Management Agreements which require the Company to provide office space and the physicians are not separately charged for rent.

         As discussed above, of the Company's consolidated loss of $1,593,285 before income taxes and minority interest in fiscal 1997, approximately $1,148,658 is attributable to the Company's writeoffs of physician loans and certain advances determined by the Company to be uncollectible. DPMI had a small operating profit of approximately $4,400 exclusive of losses associated with the physician loans. Operations from Vista resulted in an operating profit of approximately $38,000 in fiscal 1997 compared to an operating profit of approximately $190,000 in fiscal 1996. Vista incurred reduced operating profits despite an increase in revenues, principally as a result of the increase in management fees payable to DPMI from 28% to 38% effective September 1, 1996. The Company's home infusion therapy operations resulted in an operating loss of approximately $1,636,010 in fiscal 1997 compared to a small operating loss of approximately $51,418 in fiscal 1996. The significant increased loss associated with the Company's home infusion operations is primarily attributable to the writeoffs of the uncollectible notes and advances of $1,148,658 which were originally recorded as loans and advances from the home infusion therapy division. In addition, revenues from home infusion therapies declined significantly as a result of fewer patients and lower recoverable rates associated with the Company's home infusion patients.

         The Company faces certain general business risks with respect to all of its operations. In addition to regulatory concerns and increasing competition with respect to all of its operations, the Company's home infusion therapy operations are subject to substantial risks because the Company serves a relatively small number of patients. The Company's home infusion health care revenues decreased from $ 2,730,753 in fiscal 1995 to $1,524,864 in fiscal 1997 as a result of a significant decrease in the number of full-time patients from approximately ten (10) in fiscal 1995 to an average of three (3) full-time patients in fiscal 1997. The Company does not intend to aggressively market its home infusion therapy services at this time primarily because of reduced recoverable patient day rates being paid by third-party payers. The Company will not continue to accept home infusion patients if rates continue to decline. In the past two (2) years, the Company has faced increasing pressure from insurance companies to justify the need for continued home infusion therapy in some cases and the Company's charges therefor. The Company expects these pressures to continue and to increase. With respect to its physician's practice management services, the Company has yet to establish a consistently successful operating history, particularly in view of the writeoffs for uncollectible notes recorded in fiscal 1997. The Company's revenues and profits from this area will remain vulnerable until the Company has more management contracts for physician practices and more experience in managing such contracts. As of August 31, 1997, DPMI had Management Agreements for six (6) physician practices, however, the Company has discontinued two (2) Management Agreements subsequent to year-end, leaving only four (4) Management Agreements in effect, including the Vista Management Agreement and those for three (3) physician practices. The loss of one or more of these contracts could have a material adverse effect on the profits and revenues of DPMI. Revenues from the Vista Facility increased slightly during fiscal 1997 due to increased patient referrals. The Company expects, and will aggressively pursue, increased patient referrals for the Vista Facility during fiscal 1998 and expects to record revenue and operating profit increases.

AUGUST 31, 1996 VS. AUGUST 31, 1995


         For the fiscal year ended August 31, 1996, consolidated total revenues were $7,530,995 compared to $6,904,586 for the prior year. Notwithstanding this moderate increase of $626,409, or 9%, in consolidated gross revenues, there were a number of significant increases and decreases in the component revenue categories. For instance, revenue attributable to home infusion therapy operations decreased $963,002, or 35%, from that of the prior year due to a lower patient load as a result of fewer referrals and lower reimbursable insurance charges per patient. Revenue attributable to operations of the Vista Facility increased less than 1% from the prior year. Revenues from DPMI increased $1,512,264, or 123%, as a result of DPMI's aggressive efforts in signing up physician practices for management. Rental revenue decreased $299,928, or 71%, from the prior year due to the DPMI Management Agreements with physicians whereby DPMI is obligated to provide office space and other services in consideration for its management fees. Interest revenue increased $14,917, or 23%, from the prior year due to increased cash balances on deposit in interest bearing bank accounts. The Company achieved positive net income with respect to two of its three areas of operation. Net income (before minority interest) from the operations of DPMI was $420,689 and $190,202 from the operations of the Vista Facility. The Company incurred a loss of $51,418 with respect to its home infusion therapy operation.

         There were significant increases in consolidated expense categories primarily due to increases in the management activities of DPMI including a $198,577, or 17.6%, increase in compensation and benefits expense, primarily as a result of additional employees hired by DPMI, a $690,810, or 73.7%, increase in contract payments to physicians and a $297,740, or 61.2%, increase in medical supplies expense. An increase of $94,349, or 21.1%, increase in depreciation and amortization expense was primarily due to the purchase of new medical equipment by Vista. Although some expense categories such as rent and occupancy expense and other expenses showed a significant decrease from that of the prior year, while another expense category such as other general and administrative expenses showed significant increase from that of the prior year, the grouping of individual expense accounts under each of these three expense categories in the current year differed than that of the prior year and contributed to the significant increase and decrease in each of these three expense categories.


LIQUIDITY AND CAPITAL RESOURCES

         The Company maintained sufficient liquidity in fiscal 1996 and 1997 to meet its business needs. The Company had working capital of $1,824,162 as of August 31, 1997 and $1,826,002 as of August 31, 1996. The Company had net cash provided by operating activities of $40,275 for fiscal 1997 as opposed to $1,179,796 for fiscal 1996. As of August 31, 1997, the Company maintained a liquid position evidenced by a current ratio of 2 to 1 and a total debt to equity ratio of .49 to 1. The Company expects to have positive cash flow from operations for fiscal 1998.

         The Company is actively targeting opportunities to expand in the outpatient surgical clinic markets and, on a selective basis, its physician management services. Therefore, internally generated funds may not be sufficient to finance future expansion. The Company will assess the need for and obtain, if necessary, additional equity capital or debt financing; provided, however, there can be no assurance that the Company will be able to obtain any necessary financing on terms, or in amounts, that are necessary and acceptable to the Company.

         Management believes that available cash funds and funds generated from operations will be sufficient for the Company to finance working capital requirements for the foreseeable future and to meet its payment obligations on its long-term indebtedness.

         INFLATION. Inflation has not significantly impacted the Company's financial position or operations.

         FORWARD-LOOKING INFORMATION. Information in this Annual Report on Form 10-K contains forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. When used in this Annual Report on Form 10-K, words such as "anticipate", "believe", "estimate", "expect", "intend", and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, and are subject to certain risks, uncertainties, and assumptions relating to the operations and results of operations of the Company, competitive factors and pricing pressures, costs of products and services, general economic conditions, and the acts of third parties, as well as other factors described in this Annual Report on Form 10-K, and, from time to time, in the Company's periodic earnings releases and other reports filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended, or the like.

ITEM 7.           FINANCIAL STATEMENTS

         The information required by this item is included in a separate section of this Annual Report on Form 10-K beginning on Page F-1 and is incorporated herein by reference.


ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective September 27, 1996, the Company terminated the accounting firm of Bateman, Blomstrom & Co. There were no disagreements on any matter of accounting principles or practices, financial statement presentation or disclosure, or auditing scope or procedures with the Company's prior accountants. The independent accountants' reports on the Company's financial statements for the past two years did not contain an adverse opinion, disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change certifying accountants was recommended and approved by the Company's Board of Directors. During the Company's two most recent fiscal years there were no disagreements or "reportable events" with the Company's former or current independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Effective September 27, 1996, the Company engaged the accounting firm of Wood, Harper & Associates, P.C. as its new principal independent accountants.

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


NAME                              AGE         POSITION
Chiu Moon Chan                    45          Chairman of the Board of Directors, Chief Executive Officer,
                                              President and Secretary (July 1992-Present)
Philip Chan                       46          Vice President - Finance and Treasurer/Director
                                              (July 1992-Present)
Stephen L. Huber                  47          Director  (July 1992-Present)

Earl R. Votaw                     71          Director  (July 1992-Present)


     CHIU MOON CHAN is a registered pharmacist and since May 1978, has been employed by health care service organizations in Houston, Texas. From March 1986 to May 1988, Mr. Chan was employed by the M.D. Anderson Cancer Center, Houston, Texas. From June 1988 through September 1991, Mr. Chan operated his own home infusion health care business in Houston, Texas as a sole proprietorship. From October 1991 through July 1992, Mr. Chan was an executive officer and employee of E.F.S.M., Inc. located in Houston, Texas, which is in the home infusion health care business, specializing in Medicare and Medicaid patients. Mr. Chan earned a Bachelor of Science degree in Pharmacy from the University of Houston.

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


                                           SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION
                                              -------------------

       NAME/PRINCIPAL POSITION            FISCAL                                                             LONG-TERM
                                           YEAR             SALARY             BONUS            OTHER       COMPENSATION
                                          ------            ------            -------           -----      --------------
          Chiu Chan, CEO                   1997          $   100,000         $   -0-          $   -0-        $   -0-
                                           1996              160,000             -0-            6,010            -0-
                                           1995              160,000           6,667           28,194            -0-


     NO OTHER OFFICER, DIRECTOR OR EMPLOYEE OF THE COMPANY OR ITS SUBSIDIARIES RECEIVED TOTAL COMPENSATION IN EXCESS OF $100,000 DURING THE LAST THREE FISCAL YEARS. THE COMPANY HAS NO EMPLOYMENT AGREEMENTS WITH ITS EXECUTIVES. MR. CHIU CHAN AND PHILIP CHAN DEVOTE 100% OF THEIR TIME TO THE COMPANY.

     PURSUANT TO THE COMPANY'S INCENTIVE STOCK OPTION PLAN, OPTIONS TO PURCHASE 275,527 SHARES WERE GRANTED ON MAY 14, 1996, WHICH NUMBER INCLUDES 157,606 OPTIONS GRANTED TO MR. PHILIP CHAN. THE REMAINING OPTIONS WERE GRANTED TO APPROXIMATELY TEN (10) NONEXECUTIVE EMPLOYEES OF THE COMPANY AND ITS SUBSIDIARIES. ALL OPTIONS ARE EXERCISABLE AT $0.9375 PER SHARE AND EXPIRE MAY 14, 2001. THE BOARD OF DIRECTORS ALSO ADOPTED A NON-QUALIFIED STOCK OPTION PLAN IN AUGUST 1996 FOR NON-DIRECTOR EMPLOYEES AND CONSULTANTS, AND A TOTAL OF 175,000 OPTIONS WERE GRANTED TO TWO (2) CONSULTANTS DURING FISCAL 1996 UNDER THAT PLAN.


                                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                           Number of Securities      Percent of Total Options/
                           Underlying Options/SAR's  SAR's Granted to
          Name             Granted                   Employees in Fiscal Year  Exercise Price   Expiration Date
          ----             ------------------------  ----------------------------------------   ---------------

             [No options were granted or exercised in fiscal 1997]

         Directors of the Company do not receive any compensation for their services as directors, although directors will be reimbursed for expenses incurred in attending board meetings.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

         The following sets forth certain information with respect to the beneficial ownership of shares held by directors, executive officers and persons known to management to own more than 5% of the outstanding Common Stock of the Company as of November 24, 1997.


                                 NAME AND ADDRESS                  NUMBER OF SHARES AND
     TITLE OF CLASS             OF BENEFICIAL OWNER           NATURE OF BENEFICIAL OWNERSHIP      PERCENT OF CLASS
     --------------             -------------------           ------------------------------      ----------------

Common Stock              Chiu Moon Chan                               9,084,877(1)                      63.02%
                          323 Wood Loop
                          Houston, Texas  77015
Common Stock              Ella Chan                                    9,084,877(1)                      63.02%
                          323 Wood Loop
                          Houston, Texas  77015
Common Stock              Philip Chan                                    205,106(2)                       1.42%
                          7930 Millbrook Drive
                          Houston, Texas  77095
Common Stock              Hi Lite Development Ltd.                     2,433,375                         16.88%
                          First Floor, Wah Sing
                          Building
                          61A Java Road
                          North Point, Hong Kong
Common Stock              Officers and Directors                       9,289,983                         64.44%
                          as a group (6)


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits. The exhibits required by Item 601 of Regulation S-B are included in this report commencing on page E-1 hereof which contains a list of such exhibits. The list of exhibits and the exhibits contained herein are incorporated into this part by reference.

         B. Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 1996.

                    -----------------------------

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

                           DYNACQ INTERNATIONAL, INC.

By:        /s/ Chiu Moon Chan                       Date:     November 24, 1997
         -----------------------------------------
         Chiu Moon Chan, Chairman of the Board
         Chief Executive Officer, President and
         Secretary


         In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


                   NAME                                   TITLE                         DATE
                   ----                                   -----                         ----
   /s/ Chiu Moon Chan                        Chairman of the Board,          November 24, 1997
-------------------------------------------
Chiu Moon Chan                               Chief Executive Officer,
                                             President and Secretary
   /s/  Philip S. Chan                       Vice President,                 November 24, 1997
-------------------------------------------
Philip S. Chan                               Chief Financial Officer,
                                             Controller, and Director
   /s/ Stephen L. Huber                      Director                        November 24, 1997
-------------------------------------------
Stephen L. Huber
   /s/  Earl R. Votaw                        Director                        November 24, 1997
-------------------------------------------
Earl R. Votaw


         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

                                Not Applicable.

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                    INDEX




A.       Financial Statements                                                                   Page
                                                                                                ----
         Report of independent public accountants                                                F-2

         Consolidated balance sheet as of August 31, 1997                                        F-3

         Consolidated statements of operations for the years ended                               F-4
           August 31, 1997 and 1996

         Consolidated statements of changes in stockholders' equity for the                      F-5
           years ended August 31, 1997 and 1996

         Consolidated statements of cash flows for the years ended                               F-6
           August 31, 1997 and 1996

         Notes to consolidated financial statements                                              F-7




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors
Dynacq International, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Dynacq International, Inc. and its subsidiaries (the "Company") as of August 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended August 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 1997, and the results of its operations and its cash flows for the years ended August 31, 1997 and 1996 in conformity with generally accepted accounting principles.



Sugar Land, Texas                               WOOD, HARPER & ASSOCIATES, P.C.
November 20, 1997

                                                     DYNACQ INTERNATIONAL, INC.
                                                     Consolidated Balance Sheet
                                                                 August 31,1997

 ------------------------------------------------------------------------------

ASSETS
    Current assets:
        Cash and cash equivalents                                                                  $    842,343
        Restricted short-term investments                                                               189,638
        Accounts receivable, net of allowance for doubtful accounts of $2,278,500                     2,274,008
        Income tax receivable                                                                           181,294
        Inventories                                                                                      31,679
        Due from related party                                                                           16,800
                                                                                                   ------------

           Total current assets                                                                       3,535,762

    Property and equipment, net                                                                       5,057,627

    Other assets                                                                                        266,200
                                                                                                   ------------
           Total assets                                                                            $  8,859,589
                                                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
        Notes payable                                                                              $    250,000
        Accounts payable                                                                                431,366
        Accrued liabilities                                                                             718,881
        Deferred income taxes payable                                                                   131,000
        Current maturities of long-term debt                                                            180,353
                                                                                                   ------------

           Total current liabilities                                                                  1,711,600

    Noncurrent liabilities:
        Long-term debt                                                                                  788,473
        Deferred income taxes                                                                           127,000
                                                                                                   ------------
           Total noncurrent liabilities                                                                 915,473

    Commitments and contingencies

    Minority interest                                                                                   895,267


    Stockholders' Equity
        Preferred stock, $.01 par value, 5,000,000 shares authorized;
           none issued or outstanding                                                                         -
        Common stock, $.001 par value, 300,000,000 shares authorized;
           14,235,136 shares issued                                                                      14,235
        Additional paid-in capital                                                                    3,452,130
        Retained earnings                                                                             1,928,206
        Less treasury stock; 71,335 shares at cost                                                      (57,322)
                                                                                                   ------------

                           Total stockholders' equity                                                 5,337,249
                                                                                                   ------------
                           Total liabilities and stockholders' equity                              $  8,859,589
                                                                                                   ============

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                                                      DYNACQ INTERNATIONAL, INC.
                                           Consolidated Statements of Operations
                                     For the Years Ended August 31,1997 and 1996
--------------------------------------------------------------------------------


                                                                                       1997             1996
                                                                                       ----             ----

    Revenues, net
        Infusion therapy                                                          $  1,524,864      $  1,767,753
        Physician practice management                                                5,188,381         2,737,993
        Clinic and outpatient surgical                                               3,058,704         3,025,249
                                                                                  ------------      ------------

           Total revenues, net                                                       9,771,949         7,530,995

    Costs and expenses:
        Direct costs of infusion therapy revenues                                      263,983           334,522
        Compensation and benefits                                                    2,360,433         1,328,652
        Contract payments to physicians                                              2,962,888         1,665,102
        Provision for uncollectible trade accounts                                   1,269,066           893,486
        Provision for uncollectible notes                                              776,922                 -
        Medical supplies                                                             1,283,112           784,056
        Depreciation and amortization                                                  455,009           540,623
        Rent and occupancy                                                             185,978           119,568
        Other general and administrative expenses                                    1,369,233         1,103,156
        Other expenses                                                                       -            12,896
                                                                                  ------------      ------------

           Total costs and expenses                                                 10,926,624         6,782,061
                                                                                  ------------      ------------

           Income (loss) from operations                                            (1,154,675)          748,934
                                                                                  ------------      -------------

    Other income (expense):
        Rent and other income                                                           23,847           119,843
        Interest income                                                                 26,674            80,259
        Uncollectible  advances                                                       (371,736)                -
        Interest expense                                                              (117,395)         (137,113)
                                                                                  ------------      ------------

           Total other income (expense)                                               (438,610)           62,989
                                                                                  ------------      ------------

           Income (loss) before income taxes and minority interest                  (1,593,285)          811,923

    Provision (credit) for income taxes                                               (573,000)          184,500
                                                                                  ------------      ------------

           Net income (loss) before minority interest                               (1,020,285)          627,473

    Minority interest in earnings                                                      (38,910)          (67,950)
                                                                                  ------------      ------------

        Net income (loss)                                                         $ (1,059,195)     $    559,473
                                                                                  ============      ============

    Earnings (loss) per common share                                              $      (0.07)     $       0.04
                                                                                  =============     ============
     Weighted average number of common and
        common equivalent shares outstanding                                        14,235,136        14,242,658



              The accompanying notes are an integral part of the
                      consolidated financial statements.

                                                      DYNACQ INTERNATIONAL, INC.
                      Consolidated Statements of Changes in Stockholders' Equity
                                    For the Years Ended August 31, 1997 and 1996

--------------------------------------------------------------------------------

                                                                 Treasury Stock
                                     Common Stock                   at Cost
                                     ------------             --------------------
                                                                                       Additional
                                                                                       Paid-In         Retained
                                Shares          Amount       Shares        Amount      Capital         Earnings        Total
                                ------          ------       ------        ------      -------         --------        -----
Balance, August 31, 1995     14,235,136        $ 14,235           -      $       -   $ 3,332,026      $ 2,427,928   $ 5,774,189

Treasury stock acquired               -               -      71,335        (57,322)            -                -       (57,322)

Repurchase of
 subsidiary stock                     -               -           -              -       120,104                        120,104

Net Income                            -               -           -              -             -          559,473       559,473
                             ----------        --------      ------      ---------   -----------      -----------   -----------
Balance, August 31, 1996     14,235,136        $ 14,235      71,335      $ (57,322)  $ 3,452,130      $ 2,987,401   $ 6,396,444

Net Income (Loss)                     -               -           -              -             -       (1,059,195)   (1,059,195)
                             ----------        --------      ------      ---------   -----------      -----------   -----------
Balance, August 31, 1997     14,235,136        $ 14,235      71,335      $ (57,322)  $ 3,452,130      $ 1,928,206   $ 5,337,249
                             ==========        ========      ======      =========   ===========      ===========   ===========



              The accompanying notes are in integral part of the
                      consolidated financial statements.

                                                      DYNACQ INTERNATIONAL, INC.
                      Consolidated Statements of Changes in Stockholders' Equity
                                    For the Years Ended August 31, 1997 and 1996

--------------------------------------------------------------------------------

                                                                                1997             1996
                                                                                ----             ----
Cash flows from operating activities:
Net income (loss)                                                         $ (1,059,195)     $   559,473

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
    Deprecation and amortization                                               455,009          540,623
    Bad debt expense                                                         1,269,066          657,121
    Provision for uncollectible notes                                          776,922                -
    Uncollectible advances                                                     371,736                -
    Deferred income taxes                                                     (312,000)        (169,100)
    Minority interest                                                           38,910          (52,154)
    Changes in operating assets and liabilities:
       Accounts receivable                                                  (1,273,671)        (946,410)
       Income tax receivable                                                  (181,294)               -
       Inventories                                                              (2,332)             578
       Due from related party                                                   28,357          480,670
       Other assets                                                             27,103           27,371
       Long-term receivable                                                          -         (642,928)
       Accounts payable                                                        231,914           53,204
       Accrued liabilities                                                     (78,140)         720,387
       Income taxes payable                                                   (252,110)         (49,039)
                                                                          ------------      -----------

       Net cash provided by operating activities                                40,275        1,179,796
                                                                          ------------      -----------

Cash flows from investing activities:
    Repurchase of subsidiary stock                                                   -          120,104
    Purchases of property and equipment                                       (234,474)        (283,558)
    Purchases of short-term investments                                         (9,638)        (180,000)
                                                                          ------------      -----------

       Net cash used in investing activities                                  (244,112)        (343,454)
                                                                          ------------      -----------

Cash flows from financing activities:
    Proceeds from long-term debt                                               190,000                -
    Principal payments on long-term debt                                      (278,399)        (294,013)
    Acquisition of treasury stock                                                    -          (57,322)
                                                                          ------------      -----------

       Net cash used in financing activities                                   (88,399)        (351,335)
                                                                          ------------      -----------

       Net increase (decrease) in cash and cash equivalents                   (292,236)         485,007

Cash and cash equivalents at beginning of year                               1,134,579          649,572
                                                                          ------------      -----------

Cash and cash equivalents at end of year                                  $    842,343      $ 1,134,579
                                                                          ============      ===========

Supplemental cash flow disclosures:
    Cash paid during year for:
       Interest                                                           $    106,849      $   137,113
       Income taxes                                                       $    185,191      $   338,000
  Noncash financing activities:
              Property and equipment financed by notes payable            $     60,000      $         -



              The accompanying notes are in integral part of the
                      consolidated financial statements.

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

NOTE 1.  CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BUSINESS AND ORGANIZATION

    Dynacq International, Inc. (the "Company") is engaged in the business of providing home infusion health care services and supplies to patients in their homes, the operation of an outpatient surgery facility, the operation of a medical office complex, and the management of group physician practices, all located in the Houston metropolitan area.

    The Company was incorporated under the laws of the State of Utah on September 16, 1983, as Rujo, Inc. On January 14, 1987, the shareholders of the Company approved the change of name of the Company to Jackson Brothers Industries, Inc. The Company merged into a Nevada corporation of the same name on June 16, 1989, pursuant to a share-for-share exchange of stock. On January 12, 1992, the shareholders of the Company again approved a change of corporate name to Dynacq International, Inc., elected directors of the Company and approved a plan of recapitalization whereby authorized capital was increased to an aggregate of 55,000,000 shares of stock, comprised of 50,000,000 Common Shares and 5,000,000 Preferred Shares.

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

    In February 1993, the Company became the beneficial owners of all of the outstanding common stock of Lucky China International Limited, a Hong Kong-chartered corporation, whose corporation name has since been changed to Dynacq (Asia), Limited ("Asia"). There a two shares outstanding. One share is held in the name of the Company and the other share is held in the name of Mr. Kwong Chung Wai, as a nominee for the Company. On April 13, 1995, Mr. Wai accepted an appointment as Director of Asia. During 1995, Asia disposed of substantially all of its assets and ceased its operations.

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

--------------------------------------------------------------------------------

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

D.  CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturity of three months or less as cash equivalents. At August 31, 1997, cash equivalents were composed primarily of investments in money market funds and certificates of deposits.

E.  RESTRICTED SHORT-TERM INVESTMENTS

    In connection with the Company's Pledge-Security Agreement with a financial institution (Note 9), the Company has restricted and pledged as collateral one of its highly liquid interest bearing deposits, with a maturity of one year. The short-term investment is being held to maturity and its carrying value approximates its current value. In October 1997, the amount of the deposit pledged as collateral was reduced from $189,638 to $67,200.

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

    The Company periodically reviews the value of its excess costs over net assets acquired to determine if an impairment has occurred. The Company measures the potential impairment of recorded excess costs over net assets acquired by the undiscounted value of expected future operating cash flows in relation to its net capital investment in the subsidiary. Based on its review, the Company does not believe that an impairment of its excess costs over net assets acquired has occurred.

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

I.  ADVERTISING COSTS

    The Company expenses advertising costs as incurred. Amounts expended during the two years ended August 31, 1997 and 1996, were approximately $51,000 and $39,500, respectively.

J.  INCOME TAXES

    The Company utilized Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), which requires that deferred tax liabilities or assets be recognized for differences between the income tax basis and the financial reporting basis of assets and liabilities and are measured using the enacted marginal tax rates currently in effect when the differences reverse. The Company's principal differences giving rise to deferred income taxes are accounts receivable, reserve for bad debts, accounts payable, accrued liabilities, and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income.

K.  EARNINGS PER COMMON SHARE

    Earning per common share is calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during each year. Fully diluted earnings per share are not presented because such amounts would be the same as amounts computed for primary earnings per share.

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

M.  PROSPECTIVE ACCOUNTING CHANGES

    The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements report certain information about their products and services, the geographic area in which they operate, and their major customers. The Company is not required to adopt and does not currently plan to adopt SFAS No. 130 or SFAS No. 131 until its fiscal year ending August 31, 1999. The Company does not expect any significant disclosures will be necessary when SFAS No. 130 or SFAS No. 131 are adopted.

N.  RECLASSIFICATIONS

    Certain accounts in the prior-year financial statements have been reclassified for comprehensive purposes to conform with the presentation in the current-year financial statements.

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

NOTE 2.          VISTA HEALTHCARE, INC.

On August 25, 1994, the Company completed the acquisition of approximately 65% of the common stock of Vista in a transaction accounted for as a purchase. Accordingly, the accompanying financial statements reflect the results of operations of Visa for the period subsequent to August 25, 1994. During 1995, the Company sold a portion of its investment in Vista to certain affiliates for $80,000 cash. During 1996, Vista repurchased a portion of its common stock from certain affiliates for $134,958 and resold $20,000 of this stock to an affiliated Physician. During 1997, the remaining treasury stock was sold to the Company at Vista's cost of $114,958. As of August 31, 1997, the Company owned approximately 65% of the outstanding common stock of Vista.

NOTE 3.  PROPERTY AND EQUIPMENT

At August 31, 1997, property and equipment consisted of the following:

        Land                                              $    252,589
        Buildings and improvements                           4,424,956
        Furniture and fixtures                                 121,723
        Equipment                                            2,271,349
        Automobile                                              24,125
                                                           -----------

                                                             7,094,742
        Less, accumulated depreciation                      (2,037,115)
                                                           -----------

        Net property and equipment                         $ 5,057,627
                                                           ===========



Vista's exiting physical facility is pledged as collateral on a long-term mortgage to a financing company in the amount of $938,808 as of August 31, 1997. In connection with its acquisition of approximately 65% interest in Vista, the Company has guaranteed 65% of the outstanding balance of this long-term mortgage. In addition, certain equipment of the Company is pledged to collateralize a long-term bank loan of $30,018, as of August 31, 1997.

For the years ended August 31, 1997 and 1996, depreciation expenses was $433,954 and $519,568, respectively.

NOTE 4.          OTHER NON-CURRENT ASSETS

In connection with the acquisition of Vista, excess costs over net assets acquired totaling $230,717 was incurred. This amount is being amortized over a period of fourteen years on a straight-line basis beginning August 25,1 994. For the years ended August 31, 1997 and 1996, amortization expense was $16,480 for each period.

NOTE 5.          NOTE PAYABLE

Note payable consists of a 6.50% short-term note due to a physician group for which the Company provides management services.

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

NOTE 6.          LONG-TERM DEBT

At August 31, 1997, long-term debt consisted of the following:

        Note payable to a bank, payable in monthly
        installments of $4,003, including interest at
        8.25%, through April 1998, collateralized by
        medical equipment.                                       $  30,018

        Note payable to a financing company payable in
        monthly installments of $19,533, including
        interest at 9.65%, through September 2002,
        collateralized by land and guaranteed by certain
        minority stockholders of Vista.                            938,808
                                                                 ---------

                                                                   968,926
        Less, current maturities                                  (180,353)
                                                                 ---------

                                                                 $ 788,473
                                                                 =========



The aggregate principal payments on long-term debt subsequent to August 31, 1997, are as follows:

          Year ending August 31,
                                   1998                          $ 180,453
                                   1999                            165,502
                                   2000                            182,198
                                   2001                            200,579
                                   2002                            220,816
                                   Thereafter                       19,378
                                                                 ---------
          Total                                                  $ 968,926
                                                                 =========




NOTE 7.          INCOME TAXES

The provision for income tax expense (benefit) consisted of the following at August 31:

                                                   1997            1996
                                                   ----            -----
          Current tax expense (benefit):
                   Federal                      $(261,000)      $  325,800
                   State                                -           27,800
                                                ---------       ----------
                   Total Current                 (261,000)         353,600
          Deferred tax expense (benefit):
                   Federal                       (312,000)        (169,100)
                                                ---------       ----------

          Total                                 $(573,000)      $  184,500
                                                =========       ==========



                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Deferred taxes arise primarily due to the Company's filing of its income tax return on a cash basis, the use of accelerated methods of computing depreciation for tax purposes, and the use of the specific charge-off method for tax reporting. The components of the provision (benefit) for deferred income taxes, at August 31, were as follows:


                                                                1997             1996
                                                                ----             ----
                 Applicable to:
                 -------------
                 Cash basis of  accounting for  federal
                 income tax purposes.                      $    124,500      $    31,400

                 Difference  in  methods  of  computing
                 depreciation  for  tax  and  financial
                 reporting purposes and other.                   (7,500)          22,900


                 Use  of  reserve  for  bad  debts  for
                 financial   reporting   and   specific
                 charge-off method for tax reporting.          (410,000)        (223,400)


                 Other                                          (19,000)               -
                                                           ------------      -----------
                                                           $   (312,000)     $  (169,100)
                                                           ============      ===========

Significant components of the Company's deferred tax liabilities and assets, at August 31, 1997, were as follows:

                                                          Current         Noncurrent
                                                          -------         ----------
                 Deferred tax liabilities:
                   Basis in property and equipment   $           -      $  (127,000)
                   Receivables                          (1,547,000)               -
                 Deferred tax assets:
                   Payables and other                      395,400                -
                   Reserve for bad debts                 1,001,600                -
                   Other                                    19,000                -
                                                     -------------      -----------
                 Net liability                       $    (131,000)     $  (127,000)
                                                     =============      ===========

The following table reconciles the Federal statutory income tax rate and the Company's effective income tax rate:

                                                                1997                   1996
                                                                ----                   ----
                 Provision for income taxes  at federal
                 statutory rate                               34.0%                   34.0%
                 State  tax  provision, net  of federal
                 benefits                                        -                     2.9
                 Effect   of    utilization   of    net
                 operating loss carry forward                    -                   (18.5)

                 Effect of other differences                   2.0                     4.3
                                                              ----                    ----

                 Effective tax rate                           36.0%                   22.7%
                                                              ====                    ====

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

NOTE 8.          RELATED PARTY TRANSACTIONS

The Company leases to its President his personal residence at a monthly rate of $1,400. Total rent income for the years ended August 31, 1997 and 1996, was $16,800 for each year. The amount due for rent for the year ended August 31, 1997 is included in current other assets as due from related party. The company has received $15,400 of this amount subsequent to year end

Due to the legislative requirements concerning the practice of medicine in the state of Texas, the Company has entered into agreements with various Professional Associations and individual doctors (the "Physicians") for the services of physicians.

The Physicians provide services to third parties and after covering the costs associated with the Physicians, remit proceeds to the Company for management services. The structure of the agreements between the Company for its clinic and the Physicians require that all income be paid to the Company for management services or to the physicians for compensation. The accompanying financial statements reflect transactions with the Physicians on a basis as if the Company and Physicians were "combined" or "consolidated" as revenues reflect all clinic revenues billed to patients and expenses reflect compensation incurred to the Physicians.

Subsequent to August 31, 1997, the Company terminated several of the management agreements with the Physicians and anticipates the termination of several other Physician agreements in the near future. Total revenues and expenses associated with these Physicians was $3,534,907 and $3,403,274, respectively, for the year ended August 31, 1997.

While the Company intends to maintain its management services to physicians, its primary focus will be on increasing the patient volume and profitability of the Vista clinic and outpatient surgical center.

NOTE 9.          COMMITMENTS AND CONTINGENCIES

PLEDGE-SECURITY AGREEMENT

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

The Company entered into a Pledge-Security Agreement with the lending bank whereby the Company has granted the bank a limited security interest in, and has pledged certain cash funds contained in the Company's account at the bank. The Company's liability is limited to the shortfall, if any, calculated by taking the difference between (1) 130% of the dollar amount of the outstanding loan balance (including principal and interest) attributed to a particular Vista shareholder and (2) the value of the Company's shares pledged by that Vista shareholder, such value to be based upon the quoted value of shares of the Company's common stock as published by NASDAQ. The dollar amount of the bank's security interest in funds on deposit will be adjusted upward or downward every 90 days.

Upon default by one of the Vista shareholders in payment on his/her loan, the bank has the option to exercise a right of offset with respect to the funds on deposit or proceed to foreclose upon its security interest, but only to the extent, if any, of a shortfall as described above.

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

As of August 31, 1997, total Vista shares pledged as collateral was 64,961 for individual loans aggregating $67,174. As of November 7, 1997, the value of the Company's stock, as defined above, was approximately $33,000 less than 130% of the aggregate balance of the remaining loans to these individuals. To the best of management's knowledge, all of the individual loans were current and the bank has not advised the Company that any of the loans were in default.

LEASES

The Company leases certain of its facilities and equipment under operating leases with net aggregate future lease payments of $27,600 at August 31, 1997, payable as follows:

                    Year ending August 31,
                                              1998            $    7,200
                                              1999                 7,200
                                              2000                 7,200
                                              2001                 6,000
                                                              ----------
                    Total                                     $   27,600
                                                              ==========


Rent expense related to its facilities and equipment leases, for the years ended August 31, 1997 and 1996, was $9,521 and $13,584, respectively.

The Company also leases corporate office space under an operating lease on a month-to-month basis. Rent expense for its corporate leases was $15,432 for each of the years ended August 31, 1997 and 1996.

In addition, the Company pays certain operating leases on behalf of the physicians being managed by Doctors Practice Management, Inc. For the years ended August 31, 1997 and 1996, total physicians' operating lease expenses were $161,025 and $90,586, respectively.

Total rent expenses, including those physicians' operating leases paid by the Company, for the years ended August 31, 1997 and 1996, was approximately $186,000 and $119,600, respectively.

LITIGATION

In March 1997, the Company filed a civil lawsuit against one of the Physicians for which the Company provided management services, to seek repayment of advances of $110,000 owed to the Company pursuant to the Revolving Credit Agreement and Security Agreement executed in July of 1996, between the parties. In April 1997, the Physician filed a counterclaim against the Company and the Company's president seeking alleged damages in excess of $500,000. In May 1997, the Company and the Company's president filed a response denying allegations made in the counterclaim. The Company intends to vigorously defend its case and believes that a settlement or related judgment would not have a material adverse effect on the Company's financial position, results of operations or cash flows. In the opinion of management, the Company's allowance for doubtful accounts is adequate to cover the loss, if any, on the advances made to the Physician. No additional amounts are recorded on the books of the Company in anticipation of a loss as a result of this contingency.


The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

OTHER RISKS

The Company maintains insurance for worker's compensation, automobile, general liability, and property loss. During the past year the Company began to self-insure medical malpractice claims as it believes its liability related to such claims is minimal due to the fact that the physician would be primarily responsible for any medical malpractice claim. However, subsequent to year-end the Company reevaluated this decision and has decided to obtain coverage for such possible claims. Management does not believe the Company's exposure is significant, and is not aware of any pending or potential claims against the Company.

NOTE 10.         SUPPLEMENTARY INFORMATION

At August 31, 1997, the detail of certain balance sheet accounts was as follows:

               Accounts receivable:
                 Trade                                            $ 4,364,370
                 Other                                                188,138
                                                                  -----------
                                                                    4,552,508
               Less, allowance for doubtful accounts
                                                                   (2,278,500)
                                                                  -----------
                                                                  $ 2,274,008
                                                                  ===========

               Other assets:
                 Excess costs over net assets acquired,
                    net of accumulated amortization of $49,711    $   181,006

                 Note receivable, net of allowance
                     of $616,922                                            -
                 Other                                                 85,194
                                                                  -----------
                                                                  $   266,200
                                                                  ===========

               Accrued liabilities:
                  Compensation to Physicians                      $   607,729
                 Advalorem taxes                                      100,605
                 Other                                                 10,547
                                                                  -----------
                                                                  $   718,881
                                                                  ===========


NOTE 11.         CAPITAL STOCK

During fiscal 1996, the Company repurchased 71,335 shares of its common stock for approximately $57,300. Additionally, during fiscal 1996, the Company's approximately 65% owned subsidiary, Vista, repurchased 11,807 shares of its common stock for $134,958 and resold $20,000 of this stock to an affiliated physician. During 1997, the balance of the shares were sold to the Company at Vista's cost of $114,958.

STOCK OPTIONS

Effective August 1, 1995, the Board of Directors approved and issued 1,000,000 shares of its common stock for a 1995 Non-Qualified Stock Option Plan for consultants and non-employee directors. Under the terms of the Plan, the Company may grant stock options in the Company's common stock to consultants and non-employee directors of the Company and its subsidiaries at no less than the fair market value of the stock at the date of grant. Under the Plan, the options become exercisable no earlier than six (6) months from date of grant and expire on the date of the consultants termination or the non-employee directors' resignation. During 1996, the Company granted 175,000 options, all of which are exercisable, at exercise prices per share ranging from $1.250 to $1.625. There were no options granted, exercised, forfeited, or expired during the year ended August 31, 1997.

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Effective August 31, 1995, the Company's shareholders approved a 1995 Incentive Stock Option Plan. The 1995 Incentive Stock Option Plan reserves 1,000,000 shares of the Company's common stock for option grants to key employees at no less than the fair market value of the stock at the date of grant. Under the Plan, the options generally become exercisable cumulatively, beginning one year after the date granted. During 1996, the Company reserved 275,527 shares for option grants at an exercise price of $0.94. The share options outstanding became exercisable in fiscal 1997, and expire through fiscal 2001. There were no options granted, exercised, forfeited, or expired during the year during the year ended August 31, 1997.


NOTE 12.         CONCENTRATIONS OF CREDIT RISK AND
                 FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has financial instruments which are exposed to concentrations of credit risk; they consist primarily of cash investments and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of FDIC insurance limits; however, management believes that these financial institutions are of high quality and the risk of loss in minimal. As is customary in the health care business, the Company has trade accounts receivable from various private insurers, and the balance due from a particular insurer at any point in time may be in excess of the allowance for doubtful accounts. The Company does not request collateral from its customers and continually monitors its exposure for credit losses and maintains allowances for anticipated losses. The trade receivables from private insurers is normally in excess of 90% of the total trade receivables at any point in time.

The carrying amounts of cash and cash equivalents, short-term investments, receivables, notes payable and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying amounts of the Company's long-term borrowings, at August 31, 1997, approximately their fair value.

NOTE 13.         SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

The following is a summary of significant adjustments that occurred during the fourth quarter of the year ended August 31, 1997:

               Provision for uncollectible amounts on notes
               receivable from Physicians determined
               unlikely to be collected                         $   776,922

               Provision for estimated uncollectible amounts
               related to the performance of medical services       380,000


               Write off of advances related to the
               acquisition of a service business determined
               to be uncollectible, included in other
               expense in the financial statements                  371,736
                                                                -----------

                                                                  1,528,658
               Less, estimated credit for income taxes             (520,000)
                                                                -----------
                                                                $ 1,008,658
                                                                ===========

The Company intends to curtail its practice of making loans to physician groups and does not expect to record future significant write offs due to uncollectible loans in future years.

                               INDEX TO EXHIBITS

         All Exhibits listed below are included herewith unless otherwise noted by asterisk(s) next to the Exhibit No.

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

(3.2.)* Amendment to Articles of Incorporation, filed July 20, 1992, which was previously filed in,and is hereby incorporated by reference to, the Company's Registration Statement on Form
                  10, No. 0-20554.

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

(10.3.)**         Security Agreement dated July 18, 1996, between Vista and
                  Capital Bank.

(10.4.)**         1995 Incentive Stock Option Plan for Employees and Employee
                  Directors

(10.5.)**         1995 Non-Qualified Stock Option Plan for Consultants and
                  Non-Employee Directors.

(10.6.)**         1995 Stock Option Agreement between the Company and Philip S.
                  Chan.

(10.7.)**         Full Service Management Agreement between Doctors Practice
                  Management, Inc. ("DPMI") and Mohammed M. Haq, M.D. dated
                  March 1, 1996.


(10.8.)**         Full Service Facility and Management Agreement effective July
                  1, 1996, between Houston Physical Medicine Associates , M.D.,
                  P.A. and DPMI.

(10.9.)**         Full Service Facility and Management Agreement between DPMI and Medical Diagnostic Imaging Center dated May 1, 1996.

(10.10.)**        Full Service Facility and Management Agreement between DPMI and R.S. Arora, M.D. dated May 1, 1996.

(10.11.)**        Full Service Facility and Management Agreement between DPMI and JCW Medical Associates, P.A.  dated May 1, 1996.

(10.12.)**        Full Service Management Agreement between DPMI and Ping S.
                  Chu, M.D., dated March 1, 1996.

(10.13.)**        Full Service Management Agreement effective May 1, 1996,
                  between DPMI and William E. Grose, M.D., P.A.

(10.14.)**        Promissory Note dated November 15, 1996, from JCW Medical
                  Associates, P.A. payable to the Company in the principal
                  amount of $666,922.22, bearing interest at 8% per annum and payable in 180 monthly installments.

(10.15.)**        Security Agreement dated May 1, 1996, by JCW Medical
                  Associates, P.A. to DPMI.

(10.16.)**        Credit Agreement dated May 1, 1996, between JCW Medical
                  Associates, P.A. and DPMI.

(10.17.)**        Revolving Credit Note from JCW Medical Associates, P.A. to
                  DPMI dated April 1, 1996 for $675,000.

(10.18.)**        Credit Agreement dated April 1, 1996, between R.S. Arora,
                  M.D., as Borrower, to DPMI as Lender, for advances up to
                  $100,000.

(10.19.)**        Security Agreement dated April 1, 1996, by R.S. Arora M.D.
                  as Grantor to DPMI as Lender.

(10.20.)**        Revolving Credit Note dated April 1, 1996, in the principal amount of $100,000 from R.S. Arora, M.D. to DPMI.

(10.21.)**        Promissory Note and Security Agreement from the Company to
                  Capital Bank dated April 4, 1995.

(10.22.)**        $100,000 Revolving Credit Note dated July 1, 1996, from
                  Houston Physical Medicine Associates, M.D., P.A. to DPMI.

(10.23.)**        Credit Agreement dated July 1, 1996, between Houston Physical
                  Medicine Associates, M.D., P.A. and DPMI

(10.24.)**        Full Service Management Agreement dated January 1, 1996,
                  between Vista and DPMI.



(10.25.)          Full Service Facility and Management Agreement dated October
                  1, 1996 by and between John Kirkwood, D.O. and DPMI.

(10.26.)          Full Service Facility and Management Agreement dated October
                  1, 1996 by and between Ronald W. Kirkwood, D.O. and DPMI.

(10.27.)          Full Service Facility and Management Agreement dated October
                  1, 1996 by and between Milton Kirkwood, D.O. and DPMI.

(10.28.)          Asset Purchase Agreement and Bill of Sale dated October 22,
                  1997 by and between Medtek Management, Inc. and DPMI.

(10.29.)          Asset Purchase Agreement dated November 13, 1997 by and among
                  DPMI, Kirkwood Medical Associates, P.A., Milton E. Kirkwood,
                  D.O., Ron Kirkwood, D.O., and John Kirkwood, D.O.

(10.30.)          Lease Agreement effective July 1, 1996 by and between DPMI as
                  Tenant and the City of Pasadena as Landlord relating to 3,000 square feet of office space in Pasadena, Texas.

(10.31.)          Lease Agreement dated November 1, 1997 by and between DPMI as
                  Landlord and Kirkwood Medical Associates as Tenant relating to approximately 9,200 square feet of office space located at 4301A Vista Road, Pasadena, Texas.

(10.32.)          Amendment No. 1 effective September 1, 1996 to the Full
                  Service Management Agreement dated January 1, 1996 between
                  DPMI and Vista.

(10.33.)          Amendment  No. 1 effective September 1, 1996 to the Full
                  Service Management Agreement between DPMI and Ping S. Chu,
                  M.D. dated March 1, 1996.

(10.34.)          Amendment No. 1 effective September 1, 1996 to Full Service
                  Facility and Management Agreement between DPMI and JCW
                  Medical Associates, P.A. dated May 1, 1996.

(10.35.)          $60,000.00 Promissory Note dated November 30, 1996, of the
                  Company, payable to JCW Medical Associates, P.A.

(10.36.) $190,000.00 Promissory Note dated January 31, 1997, of DPMI, payable to JCW Medical Associates, P.A.

(22.1.)* Listing of subsidiaries of the Company which was previously filed in and is incorporated herein by this reference to the Company's Amended Annual Report on Form 10-K for the fiscal year ended August 31, 1995, No. 0-20554.

(27.)             Financial Data Schedule.

** All Exhibits denoted with double asterisks were filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, Commission File No. 0-20554.