Form 10QSB
period 1997-11-30
DYNACQ INTERNATIONAL INC
filed 1998-01-14
CIK 890908

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1997

                                       or

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

    Check whether the issurer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X]. No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dates.

Title of Each Class                             Outstanding at  January 13, 1998
Common Stock, $0.001  par value                 14,426,336 shares

            Transitional Small Business Disclosure Format (check one)

                               Yes [ ] No [X]

PART I. - FINANCIAL INFORMATION
ITEM I. - FINANCIAL STATEMENTS

                 DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)          (Audited)
                                  ASSETS
                                                              NOVEMBER 30,         AUGUST 31
                                                                  1997                1997
                                                              ------------        ------------
CURRENT ASSETS:
   Cash                                                          1,332,473             842,343
    Restricted  short-term investments                             189,638             189,638
    Receivable (Net of Allowance for                             1,740,194           2,274,008
         Doubtful Accounts)
     Inventory                                                      30,626              31,679
     Due from related party                                          1,400              16,800
     Other Current Assets                                          181,294             181,294
                                                              ------------        ------------
Total Current Assets                                             3,475,625           3,535,762

FIXED ASSETS - NET                                               4,943,876           5,057,627
OTHER ASSETS                                                       434,114             266,200
                                                              ------------        ------------
TOTAL ASSETS                                                     8,853,615           8,859,589
                                                              ============        ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable                                               589,641             431,366
    Accrued Liabilities                                            168,630             718,881
    Notes Payable                                                  250,000             250,000
    Current Portion of Notes Payable                               144,112             180,353
    Deferred Income Taxes Payable                                  131,000             131,000
                                                              ------------        ------------
TOTAL CURRENT LIABILITIES                                        1,283,383           1,711,600

LONG-TERM DEBT                                                     788,473             788,473
DEFERRED FEDERAL INCOME TAX  PAYABLE                               244,282             127,000
MINORITY INTERESTS IN SUBSIDIARY                                   972,389             895,267

STOCKHOLDERS' EQUITY:
    Preferred Stock, $0.01 Par Value,
      5,000,000 Shares Authorized,
      None Issued or Outstanding
    Common Stock, $0.001 Par Value,
      300,000,000 Shares Authorized
      After 8 to 1 reverse Stock Split,
       14,415,136 Shares Issued and
       Outstanding                                                  14,235              14,235
    Additional Paid In Capital                                   3,452,130           3,452,130
    Retained Earnings                                            2,156,045           1,928,206
LESS TREASURY STOCK; 71,335 shares at cost                         (57,322)            (57,322)
                                                              ------------        ------------
TOTAL STOCKHOLDERS' EQUITY                                       5,565,088           5,337,249
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       8,853,615           8,859,589
                                                              ============        ============

                   DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                 NOVEMBER 30
                                                          1997                1996
                                                      ------------        ------------
INCOME                                                   2,270,561           2,182,493
COST OF SALE                                               129,108              52,534
                                                      ------------        ------------
    GROSS  PROFIT                                        2,141,453           2,129,959

LESS EXPENSES :
     Contract payments to physicians                       423,353             760,874
     Compensation and benefits                             553,373             486,681
     Medical Supplies                                      150,906             151,452
     Other general and administrative expense              399,786             406,820
     Depreciation and Amortization                         121,565             109,846
     Rent and occupancy                                     38,355              77,494
     Interest                                               31,791              29,600
                                                      ------------        ------------

      Total Expenses                                     1,719,129           2,022,767
                                                      ------------        ------------
NET INCOME (LOSS) FROM OPERATIONS                          422,324             107,192
MINORITY INTERESTS IN (PROFITS)/LOSS                       (77,122)            (20,903)
OF SUBSIDIARY

LESS PROVISION FOR FEDERAL INCOME TAXES
    Current                                                      0              12,943
    Deferred                                               117,363                   0
                                                      ------------        ------------
    Total Income Taxes                                     117,363              12,943
                                                      ------------        ------------
NET INCOME (LOSS)                                          227,839              73,346
                                                      ============        ============
NET INCOME (LOSS) PER SHARE:
    INCOME BEFORE PROVISION FOR
           FEDERAL INCOME TAX                                0.024               0.006
     PROVISION FOR FEDERAL INCOME TAX                        0.008               0.001
                                                      ------------        ------------
NET INCOME                                                   0.016               0.005
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           14,415,136          14,235,136

                   DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED NOVEMBER 30
                                   (UNAUDITED)

                                                                                         1997                1996
                                                                                     ------------        ------------
RECONCILIATION OF NET INCOME TO NET CASH
USED BY OPERATING ACTIVITIES:

Net Income (Loss)                                                                         227,839              73,346
ADD:  ITEMS NOT REQUIRING CASH:
           DEPRECIATION                                                                   121,565             109,846

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    (Increase) Decrease in Accounts Receivable                                            533,814             267,090
    (Increase) Decrease in Inventory                                                        1,053              (2,153)
    (Increase) Decrease in Other Current Assets                                                 0              18,550
    (Increase) Decrease in Due from related party                                          15,400                   0
    (Increase) Decrease in Other Assets                                                  (167,914)              3,282
    Increase (Decrease) in Accounts Payable                                               158,275             333,346
    Increase (Decrease) in Accrued Liabilities                                           (550,251)           (699,636)
    Increase (Decrease) in Current Notes Payable                                          (36,241)                  0
    Increase (Decrease) in Current Income Taxes                                                 0            (193,421)
    Increase (Decrease) in Deferred Income Taxes                                          117,282                   0
                                                                                     ------------        ------------
Net Cash Provided (Used) by Operating Activities                                          420,822             (89,750)

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of Fixed Assets                                                               (7,814)           (135,249)
    (Decrease) Increase of Minority Interests                                              77,122              20,903
     in subsidiary
                                                                                     ------------        ------------
    Net Cash Provided (Used) by Investing Activities                                       69,308            (114,346)

CASH FLOW FROM FINANCING ACTIVITIES:
    Retirement of Long -Term Debt                                                               0              28,316
    Acquisition of treasury stock                                                               0             (57,322)
                                                                                     ------------        ------------
     Net Cash Provided (Used) by Financing Activities                                           0             (29,006)
                                                                                     ------------        ------------

      Net Increase/(Decrease) in Cash                                                     490,130            (233,102)

CASH BALANCE AT BEGINNING OF YEAR                                                       1,031,981           1,134,579
                                                                                     ------------        ------------
CASH BALANCE AT END OF THE QUARTER                                                      1,522,111             901,477
                                                                                     ============        ============

                           DYNACQ INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997
                                   (UNAUDITED)

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Dynacq International, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements at August 31, 1997. Operating results for the three months period ended November 30,1997 are not necessarily indicative of the results that may be expected for the year ending August 31, 1998.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
             COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 1997
                   TO THE THREE MONTHS ENDED NOVEMBER 30, 1996

Consolidated revenues for the three months ended November 30, 1997 increased $88,000 or 4% from that for the corresponding previous quarter ended November 30, 1996. Notwithstanding this insignificant increase in consolidated revenues, there were a number of significant increases and decreases in the component revenue categories. For instance, revenue attributable to Doctors Practice Management, Inc. ("DPMI") decreased $406,000 or 32% from the corresponding previous quarter due to fewer physicians under management. The number of physicians under management was reduced from eleven from the corresponding previous quarter to four in the current quarter. Revenue attributable to home infusion therapy operations decrease $148,000 or 33% in the current quarter due to lower patient load as a result of fewer referrals and lower reimbursable insurance charges per patient compared to the corresponding quarter of the previous fiscal year. Revenue attributable to Vista operations significantly increased by $644,000 or 135% from the corresponding previous quarter due to increase in patient referrals, primarily as a result of the marketing effort by the new administrator.

Consolidated costs of sale for the three months ended November 30, 1997 increased $76,754 or 146% from that for the corresponding previous quarter ended November 30, 1996, was primarily attributable to Vista operations.

Consolidated operating expenses for the three months ended November 30, 1997 decreased $336,638 or 17% from that for the corresponding previous quarter ended November 30, 1996 primarily due to decrease in activities of DPMI. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:

(1) The decrease in contract services of $337,521 or 44% was primarily attributable to DPMI, which has fewer physicians under management in the current quarter.

(2) The increase in salaries expenses of $66,692 or 14% was primarily attributable to Vista, which has increased activities in the current quarter.

(3) The decrease in rent and occupancy expense of $39,139 or 51% was primarily due to DPMI, which has fewer off site physician leased spaces in the current quarter.

                               FINANCIAL CONDITION

COMPARISON OF THE BALANCE SHEETS AT THREE MONTHS ENDED NOVEMBER 30, 1997 TO THE AUDITED BALANCE SHEET AT FISCAL YEAR ENDED AUGUST 31, 1997.

Consolidated cash for the three months ended November 30, 1997 increased $490,130 or 58% from that of the previous audited balance sheet ending August 31, 1997 was due to $420,822 provided by operating activities and $69,308 provided by investing activities. Consolidated accounts receivable for the three months ended November 30, 1997 decreased $553,814 or 23% from that of the previous audited balance sheet ended August 31, 1997 due to the collection of accounts receivable.

Liquidity and Capital Resources

Working Capital of $2,192,242 at November 30, 1997 increased $368,080 or 20% from working capital at August 31, 1997 primarily due to decrease in accounts receivable and increase in cash. At November 30, 1997, the Company maintained a liquid position evidenced by a current ratio of 2.71 to 1 and total debt to equity of 0.42 to 1.

Management believes that available cash funds and funds generated from operations will be sufficient for the Company to finance working capital requirements for the foreseeable future and to meet its payment obligations on its long-term indebtedness.

Inflation. Inflation has not significantly impacted the Company's financial position or operations.

Forward-Looking Information. Information in this Form 10-QSB contains forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. When used in this Form 10-QSB, words such as "anticipate", "believe", "estimate", "expect", "intend", and similar expressions, as they related to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, and are subject to certain risks, uncertainties, and assumptions relating to the operations and results of operations of the Company, competitive factors and pricing pressures, costs of products and services, general economic conditions, and the acts of third parties, as well as other factors described in this Form 10-QSB, and, from time to time, in the Company's periodic earnings releases and other reports filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, or intended, or the like.

                                    PART II.

ITEM 1. - LEGAL PROCEEDINGS

          In March 1997, DPMI filed a civil lawsuit styled Doctors Practice Management, Inc., Plaintiff vs. Houston Physical Medicine Associates, M.D., P.A. and Anjali Jain, M.D., Defendants; Cause No. 97-08711; in the 279th Judicial Court of Harris County, Texas to seek repayment of advances of $110,000 owed to the Company pursuant to a revolving credit agreement and a revolving credit note. The Defendants are a physician group that DPMI entered into a Management Agreement with to manage their practice. In April 1997, the Defendants filed a counterclaim against DPMI and the president of the Company, jointly and severally, alleging fraud, intentional misrepresentation, violations of the Texas Deceptive Trade Practices Act, and various other causes of action, including breach of contract, seeking actual damages in excess of $300,000, consequential damages in an amount in excess of $200,000 and exemplary damages, attorney's fees and court costs. In May 1997, DPMI and the Company's President filed a response denying allegations made in the counterclaim by the Defendants. The Company intends to vigorously defend this case and believes that a settlement or related judgment will not have a material adverse effect on the Company's financial position. The Company believes that the Defendants filed the counterclaims against DPMI in an effort to find some legal basis to attempt to avoid or delay repayment of the advances. The Company may not have insurance coverage for any of the claims filed by the Defendants. In the opinion of management, the Company's allowance for doubtful accounts is adequate to cover the loss, if any, on the advances made to the Defendants. No additional amounts are recorded on the books of the Company in anticipation of a loss as a result of this contingency.

ITEM 2. - CHANGES IN SECURITIES

          None

ITEM 3. - DEFAULT UPON SENIOR SECURITIES

          None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5. - OTHER INFORMATION

          In January 1998, the Company's Board of Directors adopted a resolution by unanimous written consent to amend its Articles of Incorporation (the "Amendment") to effect a 4 to 1 reverse stock split (the "Reverse Stock Split") of the Company's outstanding common stock $0.001 par value (the "Common Stock"). The Amendment was approved by the Board of Directors and adopted by written consent of the holders of a majority of the outstanding shares of the Company's common stock. The Amendment will become effective on approximately February 10, 1998, the date on which the Company expects to file the Amendment with the Nevada Secretary of State (the "Effective Date"). The Reverse Stock Split is expected to facilitate the continued listing of the Company's Common Stock on the Nasdaq Small Cap Market. The Company currently has 14,426,336 shares of Common Stock issued and outstanding. The Reverse Stock Split will reduce the number of shares of the Company's outstanding Common Stock on the Effective Date to approximately 3,606,584 shares. The Information Statement detailing the Reverse Stock Split will be provided to all stockholders of record as of January 22, 1998.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          None





                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   DYNACQ INTERNATIONAL, INC.



DATE:  January  14, 1998                           BY: /s/ Philip Chan
                                                       Philip Chan
                                                       VP-Finance/Treasurer &
                                                       Chief Financial Officer