Form 10QSB
period 1998-02-28
DYNACQ INTERNATIONAL INC
filed 1998-04-14
CIK 890908

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 1998

                                       or

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

Title of Each Class                      Outstanding at  March 31, 1998
Common Stock, $0.001  par value               3,314,909 shares

   Transitional Small Business Disclosure Format (check one)
    Yes [ ]     No [X]

PART I. - FINANCIAL INFORMATION
ITEM I. - FINANCIAL STATEMENTS

           DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS

                              (Unaudited)       (Audited)
                                     ASSETS

                                                      FEBRUARY 28,       AUGUST 31
                                                         1998              1997
                                                      ------------      ----------
CURRENT ASSETS:
   Cash                                                1,390,300           842,343
    Restricted  Short-Term Investments                   192,787           189,638
    Receivable (Net of Allowance for                   1,905,653         2,274,008
     Doubtful Accounts)
     Inventory                                            27,346            31,679
     Due from Related Party                                1,400            16,800
     Other Current Assets                                181,294           181,294
                                                      ----------        ----------
Total Current Assets                                   3,698,780         3,535,762

FIXED ASSETS - NET                                     4,910,152         5,057,627
OTHER ASSETS                                             344,492           266,200
                                                      ----------        ----------
TOTAL ASSETS                                           8,953,424         8,859,589
                                                      ==========        ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable                                     117,388           431,366
    Accrued Liabilities                                  274,348           718,881
    Notes Payable                                        250,000           250,000
    Current Portion of Notes Payable                     150,335           180,353
    Deferred Income Taxes Payable                        131,000           131,000
                                                      ----------        ----------
TOTAL CURRENT LIABILITIES                                923,071         1,711,600

LONG-TERM DEBT                                         1,226,199           788,473
DEFERRED FEDERAL INCOME TAX  PAYABLE                     404,999           127,000
MINORITY INTERESTS IN SUBSIDIARY                       1,023,346           895,267

STOCKHOLDERS' EQUITY:
    Preferred Stock, $0.01 Par Value,
  5,000,000 Shares Authorized,
  None Issued or Outstanding
    Common Stock, $0.001 Par Value,
  300,000,000 Shares Authorized
  After 8 to 1 reverse Stock Split,
   14,235,136 Shares Issued and
   3,319,084 Shares Outstanding                            3,607            14,235
    Additional Paid In Capital                         3,552,761         3,452,130
    Retained Earnings                                  2,394,263         1,928,206
LESS TREASURY STOCK                                     (574,822)          (57,322)
                                                      ----------        ----------
TOTAL STOCKHOLDERS' EQUITY                             5,375,809         5,337,249
                                                      ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             8,953,424         8,859,589
                                                      ==========        ==========

                   DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                        FEBRUARY 28                            FEBRUARY 28
                                                  1998               1997               1998               1997
                                              -----------        -----------        -----------        -----------
INCOME                                          2,336,093          2,253,684          4,606,654          4,436,177
COST OF SALE                                      183,289            101,851            312,397            154,385
                                              -----------        -----------        -----------        -----------
    GROSS  PROFIT                               2,152,804          2,151,833          4,294,257          4,281,792

LESS EXPENSES :
    Contract payments to physicians               485,320            750,273            908,673          1,511,147
    Compensation and benefits                     437,246            610,947            990,619          1,097,628
     Medical supplies                             148,116            249,367            299,022            400,819
     Other general & administrative exp           365,637            261,064            765,423            647,113
     Depreciation & amortization                  122,355            115,588            243,920            225,434
     Rent and occupancy                           107,870             97,374            146,225            195,640
     Interest                                      32,280             27,891             64,071             57,491
                                              -----------        -----------        -----------        -----------
  Total Expenses                                1,698,824          2,112,504          3,417,953          4,135,272
                                              -----------        -----------        -----------        -----------
NET INCOME FROM OPERATIONS                        453,980             39,329            876,304            146,520
MINORITY INTERESTS IN                             (62,557)            (9,904)          (139,679)           (30,807)
(PROFIT)/LOSS OF SUBSIDIARY

LESS PROVISION FOR FEDERAL
INCOME TAXES
    Current                                             0             15,435                  0             28,378
    Deferred                                      153,205                  0            270,568                  0
                                              -----------        -----------        -----------        -----------
    Total Income Taxes                            153,205             15,435            270,568             28,378
                                              -----------        -----------        -----------        -----------
NET INCOME (LOSS)                                 238,218             13,990            466,057             87,335
                                              ===========        ===========        ===========        ===========
NET INCOME (LOSS) PER SHARE:
    INCOME BEFORE PROVISION
  FOR  FEDERAL INCOME TAX                           0.109              0.008              0.205              0.033
                                              -----------        -----------        -----------        -----------
  PROVISION FOR FEDERAL INCOME TAX                  0.043              0.004              0.075              0.008
                                              -----------        -----------        -----------        -----------
NET INCOME                                          0.066              0.004              0.130              0.025
WEIGHTED AVERAGE NUMBER                         3,600,195          3,558,784          3,600,195          3,558,784
OF SHARES OUTSTANDING                                  (2)                (1)                (2)                (1)

(1)(AS RETROACTIVELY ADJUSTED FOR 4 TO 1 REVERSE STOCK SPLIT EFFECTIVE FEBRUARY 10, 1998)

(2)(AS ADJUSTED FOR 4 TO 1 REVERSE STOCK SPLIT EFFECTIVE FEBRUARY 10, 1998 AND 287,500 POST 4 TO 1 REVERSE SPLIT TREASURY SHARES.)

          DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE SIX  MONTHS ENDED FEBRUARY 28
                       (UNAUDITED)

                                                           1998              1997
                                                        ----------        ----------
RECONCILIATION OF NET INCOME TO NET CASH
USED BY OPERATING ACTIVITIES:

Net Income (Loss)                                          466,057            87,335
ADD:  ITEMS NOT REQUIRING CASH:
       DEPRECIATION                                        243,920           225,434

Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
    (Increase) Decrease in Accounts Receivable             368,355           (49,604)
    (Increase) Decrease in Inventory                         4,333            (4,917)
    (Increase) Decrease in Other Current Assets                  0            (3,029)
    (Increase) Decrease in Due from Related Party           15,400            68,333
    Increase (Decrease) in Accounts Payable               (313,978)          (47,256)
    Increase (Decrease) in Accrued Liabilities            (444,533)          (62,582)
    Increase (Decrease) in Current Notes Payable           (30,018)                0
    Increase (Decrease) in Current Income Taxes                  0          (185,200)
    Increase (Decrease) in Deferred Income Taxes           277,999                 0
                                                        ----------        ----------
Net Cash Used by Operating Activities                      587,535            28,514

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of Fixed Assets                               (96,445)         (263,840)
    Purchase of Other Assets                               (78,292)                0
    (Decrease) Increase of Minority Interests              128,079            30,807
     in subsidiary
                                                        ----------        ----------
    Net Cash Used by Investing Activities                  (46,658)         (233,033)

CASH FLOW FROM FINANCING ACTIVITIES:
    Retirement of Long -Term Debt                          437,726          (151,443)
    Issuance of Common Stock                               (10,628)                0
    Issuance of Paid In Capital                            100,631                 0
    Acquisition of Treasury Stock                         (517,500)                0
                                                        ----------        ----------
     Net Cash Provided by Financing Activities              10,229          (151,443)
                                                        ----------        ----------

  Net Increase/(Decrease) in Cash                          551,106          (355,962)

CASH BALANCE AT BEGINNING OF YEAR                        1,031,981         1,134,579
                                                        ----------        ----------
CASH BALANCE AT END OF THE QUARTER                       1,583,087           778,617
                                                        ==========        ==========

                           DYNACQ INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1998
                                  (UNAUDITED)

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Dynacq International, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements at August 31, 1997. Operating results for the six months period ended February 28,1998 are not necessarily indicative of the results that may be expected for the year ending August 31, 1998.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     RESULTS OF OPERATIONS
      COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 1998
       TO THE THREE MONTHS ENDED FEBRUARY 28, 1997

Consolidated revenues for the three months ended February 28, 1998 increased $82,409 or 4 % from that for the corresponding previous quarter ended February 28, 1997. Notwithstanding this moderate increase in consolidated revenues, there were a number of significant increases and decreases in the component revenue categories. For instance, while Doctor's Practice Management, Inc. ("DPMI") generated $1,462,613 revenues in the corresponding fiscal quarter of 1996, it only generated $576,800 revenues in the current quarter, a reduction of $885,813 or 61% due to fewer physicians under management. Revenue attributable to home infusion therapy operations in the current quarter did not increase or decrease significantly compared to the corresponding quarter of the previous fiscal year. Rental revenue increased $53,200 and revenue attributable to Vista operations increased $915,000 or 224% from that of the prior year due to more patient referrals as a result of the marketing effort undertaken by the new administrator.

Consolidated costs of sale for the three months ended February 28, 1998 increased $81,438 or 80% from that for the corresponding previous quarter ended February 28, 1997, was primarily attributable to Vista, which has increased activities in the current quarter.

Consolidated operating expenses for the three months ended February 28, 1998 decreased $413,680 or 20% from that for the corresponding previous quarter ended February 28, 1997 primarily due to decrease in activities of DPMI. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:

(1) The decrease in contract payments to physicians of $264,953 or 35% was primarily attributable to DPMI, which had fewer physicians under management in the current quarter. The number of physicians under management have been reduced from 13 in the corresponding previous quarter to 5 in the current quarter.

(2) The decrease in compensation and benefits expenses of $173,301 or 28% was primarily attributable to DPMI, which had fewer physicians under management in the current quarter.
(3) The decrease in medical supplies expense of $101,251 or 41% was primarily attributable to DPMI, which had fewer physicians under management in the current quarter.
(4) The increase in other general and administrative expenses of $104,573 or 40% was primarily due to incurring of about $50,000 in legal fee and about $30,000 in software maintenance expense by DPMI, and about $24,000 in software maintenance expense by Vista in the current quarter.

      COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 1998 TO THE SIX MONTHS ENDED FEBRUARY 28, 1997.

Consolidated revenues for the six months ended February 28, 1998 increased $170,477 or 4 % from that for the corresponding period ended February 28 of the previous fiscal year. Notwithstanding this moderate increase in consolidated revenues, there were a number of significant increases and decreases in the component revenue categories. For instance, while DPMI generated $2,722,869 revenues in the corresponding previous period of fiscal 1997, it only generated $1,483,102 revenues in the current period, a reduction of $1,239,767 or 46 % due to fewer physicians under management. Revenue attributable to home infusion therapy operations decreased $147,893 or 18% in the current period due to lower patient load as a result of fewer referrals and lower reimbursable insurance charges per patient compared to the corresponding period of the previous fiscal year. Revenues attributable to Vista operations increased $1,558,786 or 177 % from that of the prior year due to more patient referrals, primarily as a result the marketing effort by the new administrator.

Consolidated costs of sale for the six months ended February 28, 1998 increased $158,012 or 102 % from that for the corresponding period ended February 28 of the previous fiscal year, primarily attributable to Vista, which has increased activities in the current quarter.

Consolidated operating expenses for the six months ended February 28, 1998 decreased $717,319 or 17 % from that for the corresponding period ended February 28 of the previous fiscal year. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:

(1) The decrease in contract payments to physicians expense of $602,474 or 40 % was primarily attributable to DPMI, which had fewer physicians under management in the current period.

(2) The decrease in compensation and benefits expense of $107,009 or 10 % was primarily attributable to DPMI, which had fewer physicians under management in the current period.

(3) The decrease in medical supplies expense of $101,797 or 25% was primarily attributable to DPMI, which had fewer physicians under management in the current period.

(4) The increase in administrative expense of $118,310 or 18 % was primarily due to incurring of about $50,000 in legal fee and about $30,000 in software maintenance expense by DPMI, and about $24,000 in software maintenance expense by Vista in the current period.

(5) The decrease in rent and occupancy expense of $49,415 or 25 % was primarily attributable to DPMI, which had fewer physicians, who had other satellite office spaces under management in the current period.

                              FINANCIAL CONDITION
COMPARISON OF THE BALANCE SHEETS AT SIX MONTHS ENDED FEBRUARY 28, 1998 TO THE AUDITED BALANCE SHEET AT FISCAL YEAR ENDED AUGUST 31, 1997.

Consolidated cash for the three months ended February 28, 1998 increased $547,957 or 65 % from that of the previous audited balance sheet ending August 31, 1997 was due to $587,535 provided by operating activities, $46,658 used by investing activities and $10,229 provided by financing activities. Consolidated accounts payable and accrued liabilities for the six months ended February 28, 1998 decreased $758,511 or 66 % from that of the previous audited balance sheet ended August 31, 1997 due to the payment of payable.

Liquidity and Capital Resources

Working Capital of $2,775,706 at February 28, 1998 increased $951,544 or 52 % from working capital at August 31, 1997 primarily due to increase in cash, and decrease in accounts payable and accrued liabilities. At February 28, 1998, the Company maintained a liquid position evidenced by a current ratio of 4 to 1 and total debt to equity of 0.67 to 1.

PART II.

ITEM 1. - LEGAL PROCEEDINGS

          In March, 1997 DPMI filed a civil lawsuit styled Doctors Practice Management, Inc., Plaintiff vs. Houston Physical Medicine Associates, M.D., P.A. and Anjali Jain, M.D., Defendants: Cause No. 97-08711; in the 269th Judicial District Court of Harris County, Texas to seek repayment of advances of $110,000 owed to DPMI pursuant to a revolving credit agreement and security agreement executed in July of 1996. The Defendants are a physician group that DPMI entered into a Management Agreement with to manage their practice. In April 1997, the Defendants filed a counterclaim against DPMI and the president of the Company, jointly and severally, alleging fraud, intentional misrepresentation, violations of the Texas Deceptive Trade Practices Act, and various other causes of action, including breach of contract, seeking actual damages in excess of $300,000, consequential damages in an amount in excess of $200,000 and exemplary damages, attorneys' fees and court costs. In May 1997, DPMI and the Company's President filed a response denying all allegations made in the counterclaim by the Defendants. The Company intends to vigorously defend this case and believes that a settlement or related judgment will not have a material adverse effect on the Company's financial position. The Company believes that the Defendants filed the counterclaims against DPMI in an effort to find some legal basis to attempt to avoid or delay repayment of the advances. The Company may not have insurance coverage for any of the claims filed by the Defendants. In the opinion of management, the Company's allowance for doubtful accounts is adequate to cover the loss, if any, on the advances made to the physician. No additional amounts are recorded on the books of the Company in anticipation of a loss as a result of this contingency.

ITEM 2. - CHANGES IN SECURITIES

          None

ITEM 3. - DEFAULT UPON SENIOR SECURITIES

          None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5. - OTHER INFORMATION

          In January 1998, the Company's Board of Directors adopted a resolution by unanimous written consent to amend its Articles of Incorporation (the "Amendment") to effect a 4 to 1 reverse split (the "Reverse Stock Split") of the Company's outstanding Common Stock $0.001 par value (the "Common Stock"). The Amendment was approved by the Board of Directors and adopted by written consent of the holders of a majority of the outstanding shares of the Company's common stock. The Amendment became effective on February 10, 1998, the date on which the Company expects to file the Amendment with the Nevada Secretary of State (the "Effective Date"). The Reverse Stock Split is expected to facilitate the continued listing of the Company's Common Stock on the Nasdaq Small Cap Market. The Company had 14,426,336 shares of Common Stock issued and outstanding before the Reverse Stock Split. The Reverse Stock Split reduces the number of shares of the Company's outstanding Common Stock on the Effective date to approximately 3,606,584 shares. The Information Statement detailing the Reverse Stock Split was provided to all stockholders of record as of January 22, 1998.

         In February, 1998 the Company issued 180,000 restricted pre 4 to 1 Reverse Split shares and 150,000 stock option to Medtek Management, Inc. for acquisition of all its tangible and intangible assets used for medical billings and collection services. The option is exercisable to purchase 150,000 restricted pre 4 to 1 Reverse Split shares prior to October 22, 1999 at $0.50 per pre 4 to 1 Reverse Split share price.

         On February 26, 1998, the Company and one of its shareholders reached an agreement to purchase back 287,500 post 4 to 1 reverse split shares of its outstanding common stock as treasury shares for $517,500 or $1.80 per share, of which $62,500 was paid in cash by the Company and the balance of $455,000 will be paid pursuant to a promissory note in sixty monthly installments of $10,006.64 each at an annual interest rate of 11.50 %.

         On March 24, 1998, the Company purchased back 4,175 post 4 to 1 Reverse Split shares at $2.70 per share for a total purchase price of $11,272.50 as treasury shares.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits


         (10.28) Asset Purchase Agreement dated October 22, 1997 by and between
                 Doctor's Practice Management, Inc. and Medtek Management, Inc., which was previously filed in and is incorporated herein by this reference.

          27     Financial Data Schedule

         Form 14C dated January 23, 1998, pertaining to 4 to 1 Reverse Stock Split which was previously filed in and is incorporated herein by this reference.

         Schedule 13D dated March 9, 1998 pertaining to the Company's purchase back of its 287,500 post 4 to 1 Reverse Split shares and the $455,000 note payable by the Company to Hi Lite Development Ltd., which was previously filed in by Hi Lite Development Ltd. and is incorporated herein by this reference.

                           FORWARD-LOOKING INFORMATION

         The information in this Form 10-QSB contains forward-looking statements relating to the Company that are based on the beliefs of the Company's Management, as well as assumptions made by, and information currently available to, the Company's management. When used in this Form 10-QSB, words such as "opinion", "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views or expectations of the Company with respect to future events, and are subject to change based on numerous factors including, but not limited to, regulatory changes and changes in management's intentions or beliefs.

                                    SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DYNACQ INTERNATIONAL, INC.





DATE:  April 14, 1998                 BY: /s/ Philip Chan
                                          Philip Chan
                                          VP-Finance/Treasurer &
                                          Chief Financial Officer

                                EXHIBIT INDEX



          27     Financial Data Schedule