Form 10QSB
period 1998-05-31
DYNACQ INTERNATIONAL INC
filed 1998-07-15
CIK 890908

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 1998

                                       or

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
For  the transition period from  _______________ to  ___________________

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

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90
days. Yes X     No
         ----     ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dates.

Title of Each Class                              Outstanding at  July 13, 1998
Common Stock, $0.001  par value                  3,305,897 shares

       Transitional Small Business Disclosure Format (check one)
        Yes          No X
           ----        ----

                                                                    Page 1 of  9
PART I. - FINANCIAL INFORMATION
ITEM I. - FINANCIAL STATEMENTS

                   DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)      (Audited)
                                     ASSETS
                                                                      May 31,        AUGUST 31
                                                                       1998            1997
                                                                    ----------      ----------
CURRENT ASSETS:
   Cash                                                              1,898,054         842,343
    Restricted  Short-Term Investments                                 180,000         189,638
    Receivable (Net of Allowance for                                 1,783,899       2,274,008
         Doubtful Accounts)
     Inventory                                                          31,556          31,679
     Other Current Assets                                               47,003         198,094
                                                                    ----------      ----------
Total Current Assets                                                 3,940,512       3,535,762

FIXED ASSETS - NET                                                   4,904,061       5,057,627
OTHER ASSETS                                                           515,005         266,200
                                                                    ----------      ----------
TOTAL ASSETS                                                         9,359,578       8,859,589
                                                                    ==========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable                                                   468,338         431,366
    Accrued Liabilities                                                 97,175         718,881
    Notes Payable                                                      250,000         250,000
    Current Portion of Notes Payable                                   150,335         180,353
    Federal Income Taxes Payable                                       299,590         131,000
                                                                    ----------      ----------

TOTAL CURRENT LIABILITIES                                            1,265,438       1,711,600

LONG-TERM DEBT                                                       1,103,308         788,473
DEFERRED FEDERAL INCOME TAX  PAYABLE                                   390,877         127,000
MINORITY INTERESTS IN SUBSIDIARY                                     1,044,482         895,267

STOCKHOLDERS' EQUITY:
    Preferred Stock, $0.01 Par Value,
      5,000,000 Shares Authorized,
      None Issued or Outstanding
    Common Stock, $0.001 Par Value,
      300,000,000 Shares Authorized
      After 4 to 1 reverse Stock Split,
       3,309,934 Shares Issued and
       Outstanding
                                                                         3,607          14,235
    Additional Paid In Capital                                       3,552,761       3,452,130
    Retained Earnings                                                2,597,082       1,928,206
LESS TREASURY STOCK; 296,650 shares at cost                           (597,977)        (57,322)
                                                                    ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                                           5,555,473       5,337,249
                                                                    ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           9,359,578       8,859,589
                                                                    ==========      ==========

                   DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          May,31                         May 31,

                                                   1998            1997           1998             1997
                                                --------------------------      --------------------------
INCOME                                           2,142,551       2,477,777       6,749,205       6,913,954
COST OF SALE                                        95,863          89,521         408,260         243,906
                                                ----------      ----------      ----------      ----------
    GROSS  PROFIT                                2,046,688       2,388,256       6,340,945       6,670,048

LESS EXPENSES :
    Contract payments to physicians                293,662       1,000,970       1,202,335       2,512,117
    Compensation and benefits                      418,474         598,515       1,409,093       1,696,143
    Medical Supplies                               397,439         354,780         696,461         755,599
    Other general &administrative expenses         297,250         356,802       1,062,673       1,003,915
    Depreciation & Amortization                    129,615         109,377         373,535         334,811
    Rent  and occupancy                             74,165          72,022         220,390         267,662
    Interest                                        50,146          29,994         114,217          87,485
                                                ----------      ----------      ----------      ----------
      Total Expenses                             1,660,751       2,522,460       5,078,704       6,657,732
                                                ----------      ----------      ----------      ----------
NET INCOME FROM OPERATIONS                         385,937        (134,204)      1,262,241          12,316
MINORITY INTERESTS IN                              (21,136)        (26,020)       (160,815)        (56,827)
(PROFIT)/LOSS OF SUBSIDIARY

LESS PROVISION FOR FEDERAL
INCOME TAXES
    Current                                        310,200         (28,378)        310,200               0
    Deferred                                      (148,218)              0         122,350               0
                                                ----------      ----------      ----------      ----------
    Total Income Taxes                             161,982         (28,378)        432,550               0
                                                ----------      ----------      ----------      ----------
NET INCOME (LOSS)                                  202,819        (131,846)        668,876         (44,511)
                                                ==========      ==========      ==========      ==========
NET INCOME (LOSS) PER SHARE:                         0.061          (0.037)          0.202          (0.013)

WEIGHTED AVERAGE NUMBER                          3,313,550       3,558,784       3,313,550       3,558,784
OF SHARES OUTSTANDING                                   (2)             (1)             (2)             (1)


(1)  (AS ADJUSTED FOR 4 TO 1 REVERSE STOCK SPLIT EFFECTIVE FEBRUARY 10, 1998.)
(2) (AS ADJUSTED FOR 4 TO 1 REVERSE STOCK SPLIT EFFECTIVE FEBRUARY 10, 1998 AND 296,650 POST 4 TO 1 REVERSE SPLIT TREASURY SHARES)

                   DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED MAY 31
                                   (UNAUDITED)

                                                        1998            1997
                                                     ----------      ----------
RECONCILIATION OF NET INCOME TO NET CASH
USED BY OPERATING ACTIVITIES:

Net Income (Loss)                                       668,876         (44,511)
ADD:  ITEMS NOT REQUIRING CASH:
           DEPRECIATION                                 373,535         334,811

Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
    (Increase) Decrease in Accounts Receivable          490,109        (224,537)
    (Increase) Decrease in Inventory                        123          (2,677)
    (Increase) Decrease in Prepaid Expenses                   0          28,454
    (Increase) Decrease in Notes Receivable                   0               0
    (Increase) Decrease in Other Current Assets         151,091          69,858
    Increase (Decrease) in Accounts Payable              36,972         112,750
    Increase (Decrease) in Accrued Liabilities         (621,706)        162,971
    Increase (Decrease) in Current Notes Payable        (30,018)              0
    Increase (Decrease) in Current Income Taxes         168,590        (213,663)
    Increase (Decrease) in Deferred Income Taxes        263,877               0
                                                     ----------      ----------
Net Cash Used by Operating Activities                 1,501,449         223,456

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of Fixed Assets                           (219,969)       (283,440)
    Purchase of Other Assets                           (248,805)              0
    (Decrease) Increase of Minority Interests           149,215          56,827
     in subsidiary                                   ----------      ----------

    Net Cash Used by Investing Activities              (319,559)       (226,613)

CASH FLOW FROM FINANCING ACTIVITIES:
    Borrowing (Retirement) of Long -Term Debt           314,835        (213,038)
     (Reverse Split) Issuance of Common Stock           (10,628)              0
    Increase Paid In Capital                            100,631               0
    Acquisition of Treasury Stock                      (540,655)              0
                                                     ----------      ----------
     Net Cash Provided by Financing Activities         (135,817)       (213,038)
                                                     ----------      ----------

      Net Increase/(Decrease) in Cash                 1,046,073        (216,195)

CASH BALANCE AT BEGINNING OF YEAR                     1,031,981       1,134,579
                                                     ----------      ----------
CASH BALANCE AT END OF THE QUARTER                    2,078,054         918,384
                                                     ==========      ==========

                           DYNACQ INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (UNAUDITED)

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Dynacq International, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements at August 31, 1997. Operating results for the nine months period ended May 31,1998 are not necessarily indicative of the results that may be expected for the year ending August 31, 1998.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
          COMPARISON OF THE THREE MONTHS ENDED MAY 31, 1998
          TO THE THREE MONTHS ENDED MAY 31, 1997

Consolidated revenues for the three months ended May 31, 1998 decreased $335,226 or 14% from that for the corresponding previous quarter ended May 31, 1997. Notwithstanding this moderate decrease in consolidated revenues, there were a number of significant increases and decreases in the component revenue categories. For instance, revenue attributable to Doctor's Practice Management, Inc. ("DPMI") decreased $935,692 or 58% due to fewer physicians under management, home infusion therapy revenue decreased $235,098 or 75% due to lower patient load as a result of fewer referrals and lower reimbursable insurance charges per patient compared to the corresponding period of the previous fiscal year, and revenue attributable to Vista operations increased $835,564 or 151% from that of the prior year due to more patient referrals.

Consolidated costs of sale for the three months ended May 31, 1998 increased $6,342 or 7% from that for the corresponding previous quarter ended May 31, 1997, was primarily attributable to Vista.

Consolidated operating expenses for the three months ended May 31, 1998 decreased $861,709 or 34% from that for the corresponding previous quarter ended May 31, 1997 primarily due to decrease in the activities of DPMI. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:

(1) The decrease in contract services of $707,308 or 71% was primarily attributable to the decrease in the activities of DPMI.

(2) The decrease in compensation and benefits expenses of $180,041 or 30% was primarily attributable to the decrease in the activities of DPMI.

(3) The increase in medical supplies expense of $42,659 or 12% was primarily attributable to the increase in the activities of Vista

(4) The decrease in other general and administrative expenses of $59,552 or 17% was primarily attributable to the decrease in the activities of DPMI.

(5) The increase in interest expense of $20,152 or 67% was primarily attributable to the purchase of its own treasury shares by the Company.

              COMPARISON OF THE NINE MONTHS ENDED MAY 31, 1998 TO THE NINE MONTHS ENDED MAY 31, 1997.

Consolidated revenues for the nine months ended May 31, 1998 decreased $164,749 or 2% from that for the corresponding period ended May 31 of the previous fiscal year. Notwithstanding this small decrease in consolidated revenues, there were a number of significant increases and decreases in the component revenue categories. For instance, revenue attributable to DPMI decreased $2,248,458 or 52% due to fewer physicians under management. Revenue attributable to home infusion therapy operations decreased $310,640 or 27% in the current period due to lower patient load as a result of fewer referrals and lower reimbursable insurance charges per patient compared to the corresponding period of the previous fiscal year, and revenue attributable to Vista operations increased $2,394,350 or 167% from that of the prior year due to increase in patient referrals.

Consolidated costs of sale for the nine months ended May 31, 1998 increased $164,354 or 67% from that for the corresponding period ended May 31 of the previous fiscal year, primarily due to increase in the activities in Vista operations.

Consolidated operating expenses for the nine months ended May 31, 1998 decreased $1,579,028 or 24% from that for the corresponding period ended May 31 of the previous fiscal year primarily due to decrease in the activities of DPMI. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:

(1) The decrease in contract services expense of $1,309,782 or 52% was primarily attributable to the decrease in the activities of DPMI.

(2) The decrease in compensation and benefits expense of $287,050 or 17% was primarily attributable to the decrease in the activities of DPMI.

(3) The decrease in medical supplies expense of $59,138 or 8% was primarily attributable to the decrease in the activities of DPMI.

(4) The decrease in rent and occupancy expense of $47,272 or 18% was primarily attributable to the decrease in the activities of DPMI.

(5) The increase in interest expense of $26,732 or 30% was primarily attributable to the buy back of its own treasury shares by the Company.

                               FINANCIAL CONDITION
COMPARISON OF THE BALANCE SHEETS AT NINE MONTHS ENDED MAY 31, 1998 TO THE AUDITED BALANCE SHEET AT FISCAL YEAR ENDED AUGUST 31, 1997.

Consolidated cash for the nine months ended May 31, 1998 increased $1,046,073 or 101% from that of the previous audited balance sheet ending August 31, 1997 was due to $1,501,449 provided by operating activities, $319,559 used by investing activities and $135,817 used by financing activities. Consolidated accounts receivable for the nine months ended May 31, 1998 decreased $490,109 or 22% from that of the previous audited balance sheet ended August 31, 1997. Consolidated accounts payable and accrued liabilities for the nine months ended May 31, 1998 decreased $584,734 or 50% from that of the previous audited balance sheet ended August 31, 1997 due to payment of trade payable.

Liquidity and Capital Resources

Working Capital of $2,675,074 at May 31, 1998 increased $850,912 or 74% from working capital at August 31, 1997 primarily due to increase in cash, income taxes payable and decrease in accrued liabilities. At May 31, 1998, the Company maintained a liquid position evidenced by a current ratio of 3 to 1 and total debt to equity of 0.27 to 1.

PART II.

ITEM 1. - LEGAL PROCEEDINGS

          In March, 1997 DPMI filed a civil lawsuit styled Doctors Practice Management, Inc., Plaintiff vs. Houston Physical Medicine Associates, M.D., P.A. and Anjali Jain, M.D., Defendants: Cause No. 97-08711; in the 269th District Court of Harris County, Texas to seek repayment of advances of $110,000 owed to DPMI pursuant to the revolving credit agreement and security agreement executed in July of 1996. The Defendants are a physician group that DPMI entered into a Management Agreement with Plaintiff to manage their practice. In April, 1997, the Defendants filed a counterclaim against DPMI and the president of the Company, jointly and severally, alleging fraud, intentional misrepresentation, violations of the Texas Deceptive Trade Practices Act, and various other causes of action, including breach of contract, seeking actual damages in excess of $300,000, consequential damages in an amount in excess of $200,000 and exemplary damages, attorneys' fees and court costs. In May, 1997 DPMI and the Company's President filed a response denying all allegations made in the counterclaim by the Defendants. The Company intends to vigorously defend this case and believes that a settlement or related judgment will not have a material adverse effect on the Company's financial position. The Company believes that the Defendants filed the counterclaims against DPMI in an effort to find some legal basis to attempt to avoid or delay repayment of the advances. The Company may not have insurance coverage for any of the claims filed by the Defendants. In the opinion of management, the Company's allowance for doubtful accounts is adequate to cover the loss, if any, on the advances made to the physician. No additional amounts are recorded on the books of the Company in anticipation of a loss as a result of this contingency..

ITEM 2. - CHANGES IN SECURITIES
          None

ITEM 3. - DEFAULT UPON SENIOR SECURITIES
          None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5. - OTHER INFORMATION

          The Company bought back 4,175 shares of its own common stock in the open market at a price of $2.709 on March 7, 1998.

          The Company bought back 4,975 shares of its own common stock in the open market at a price of $2.380 on April 30, 1998.

          The Company bought back 800 shares of its own common stock in the open market at a price of $2.41 on July 6, 1998.

          The Company bought back 3,237 shares of its own common stock in the open market at a price of $2.45 on July 9, 1998.

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


                                            DYNACQ INTERNATIONAL, INC.




DATE:  July 15, 1998                        BY: /s/ Philip Chan
                                                 Philip Chan
                                                 VP-Finance/Treasurer &
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------
27           Financial Data Schedule