Form 10KSB
period 1998-08-31
DYNACQ INTERNATIONAL INC
filed 1998-12-14
CIK 890908

                                  FORM 10-KSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Fiscal year ended      August 31, 1998
                              -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                    to
                                   ------------------    ----------------------

    Commission file number              0-20554
                          -----------------------------------------------------

                           DYNACQ INTERNATIONAL, INC.
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

            NEVADA                                     76-0375477
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation of organization)

  10304 INTERSTATE 10 EAST, SUITE 369
            HOUSTON, TEXAS                                    77029
-----------------------------------------         -----------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code          (713) 673-6432
                                               --------------------------------
          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered

           None                                        None
--------------------------            -----------------------------------------

           Securities registered pursuant to Section 12(g)of the Act:

                         Common Stock - $.001 Par Value
                   -----------------------------------------
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
     ---      ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no such disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                            ---
         The issuer's gross revenues for the most recent fiscal year:
$10,980,369

         As of December 10, 1998, there were 3,281,845 shares of the registrant's common stock, $.001 par value, issued and outstanding, 1,010,626 of which having an aggregate market value of approximately $2,463,401 (based on the last trade price of $2.44 as of December 10, 1998) were held by non-affiliates of the registrant. In determining the number of shares held by non-affiliates, shares held by officers, directors and the Company's majority shareholder were excluded.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None
                         ------------------------------

        Transitional Small Business Disclosure Format. Yes        No  X
                                                           ---       ---

                                  FORM 10-KSB

                           DYNACQ INTERNATIONAL, INC.

                               TABLE OF CONTENTS

PART I....................................................................................................................1
         ITEM 1.           DESCRIPTION OF BUSINESS........................................................................1
         ITEM 2.           DESCRIPTION OF PROPERTY........................................................................7
         ITEM 3.           LEGAL PROCEEDINGS..............................................................................8
         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................8
PART II...................................................................................................................8
         ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................................8
         ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......................................9
         ITEM 7.           FINANCIAL STATEMENTS..........................................................................13
         ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                           ON ACCOUNTING AND FINANCIAL DISCLOSURE........................................................13
PART III.................................................................................................................13
         ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.............................................13
         ITEM 10.          EXECUTIVE COMPENSATION........................................................................14
         ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT................................................................................15
         ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................15
         ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K..............................................................16

                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

         Dynacq International, Inc., a Nevada corporation incorporated on June 16, 1989 (the "Company"), is engaged in the business of providing home infusion health care services and supplies to patients in their homes, the operation of an outpatient surgical facility, the operation of a medical office complex, and the management of physician practices, all located in the Houston metropolitan area. In addition, in May 1998, the Company organized Vista Community Medical Center, L.L.C., a Texas limited liability company ("Vista Medical") for the purpose of operating a General Acute Care Hospital now under construction and located adjacent to the "Vista Facility" (defined below), which is expected to be complete in February 1999 (the "Hospital"). Unless otherwise indicated, all references to the Company herein include its subsidiaries. See Note 1.B. of Notes to Consolidated Financial Statements.

         In July, 1992, the Company's current management acquired a controlling interest in the common stock, $.001 par value of the Company (the "Common Stock"), in a private placement and prior management resigned. Effective August 1, 1992, the Company commenced operations as a provider of health care services and supplies to patients in their homes specializing in home infusion therapy. Home infusion therapy is the administration to a patient of nutrients, antibiotics or other medications whether intravenously or through a feeding tube, usually as a continuation of treatment initiated in a hospital. The Company's home infusion services include training patients and their care givers, compounding prescriptions and conducting other pharmacy operations, delivering supplies, providing certain nursing services, monitoring patient compliance with the prescribed plan of care, monitoring patient outcome, maintaining patient records, consulting with attending physicians, maintaining equipment and processing reimbursement claims. While historically the Company's core business has been home infusion therapy, the Company has taken several steps during the past three fiscal years to diversify its operations and use of assets, including (i) the acquisition of Vista Healthcare, Inc., a Texas corporation ("Vista") described below in August 1994 which owns a 15,000 square foot outpatient surgical facility located in Pasadena, Texas, (ii) the formation of Doctors Practice Management, Inc., a Texas corporation ("DPMI") to manage physician practices, (iii) the ownership and operation of a professional building, and (iv) the ownership and operation of the Hospital currently under construction.

         Effective March 8, 1993, the Company's shareholders approved a reverse split of the outstanding shares of the Company's Common Stock on the basis of one share for every eight shares outstanding, with the par value of each share remaining at $.001. The reverse split was recommended by the Board of Directors because of its belief that the pre-split per share price level adversely affected the marketability of the Company's Common Stock and that an increase in the per share price was important to qualify for a listing on the National Association of Securities Dealers, Inc. Automated Quotation System (NASDAQ). In September 1993, the Company's Common Stock received its listing and began trading on the NASDAQ Small Cap System under the symbol DYII. In February 1998, the Company amended its Articles of Incorporation to effectuate a four (4) to one (1) reverse stock split in order to increase the price of its Common Stock to, among other things, maintain the listing of the Common Stock on the NASDAQ Small Cap System and to attempt to enhance the acceptability and marketability of the Common Stock.

         On August 25, 1994, the Company completed the acquisition of approximately 65% of the outstanding common stock of Vista in exchange for approximately 5% of its Common Stock issued to 30 shareholders of Vista in exchange for their shares of Vista common stock pursuant to an Exchange Agreement dated July 15, 1994. Vista operates a 15,000 square foot medical clinic and outpatient surgical center in Pasadena, Texas (the "Vista Facility"). Vista provides a variety of surgeries, medical treatments and laboratory services on an outpatient basis. Under the Company's control, Vista continues to utilize its facilities and equipment in the same manner, however, the Company expanded the services offered and purchased new equipment. Revenues from the Vista Facility substantially increased in fiscal 1998 and it became the Company's largest revenue producer, exceeding the combined revenues from the Company's home infusion therapy business and revenues from the Company's management of physician practices described below.

         In September, 1994, the Company commenced construction of a 35,900 square foot medical office building adjacent to the Vista Facility which was completed in 1995 at a total cost of approximately $1,925,000 (the "Office Building"). Several of the offices in the Office Building are currently utilized by physicians with whom the Company has management contracts through its wholly-owned subsidiary DPMI. Offices are also leased to other physician practices that are not subject to management agreements with DPMI. In March, 1994, the Company formed DPMI for the purpose of providing (i) fee based management services to physicians' groups, and (ii) assistance in consolidating medical providers into integrated delivery systems. These systems are intended to build a concentrated critical mass of primary care physicians, specialty physicians, clinics and outpatient surgical centers. DPMI plans to offer participating medical providers health care management agreements and management systems that include standards to better manage costs, shared administrative and clinical services and individual or shared office facilities.

         DPMI began managing Vista in January 1996. It currently has agreements to manage three (3) physician practices and it has a Management Agreement to manage the Vista Facility.

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

PARENTERAL NUTRITION THERAPY. Parenteral nutrition therapy is prescribed for individuals unable to eat or digest food due to a failure of their gastrointestinal tracts. Parenteral nutrition is typically administered through central vein catheters that are surgically implanted during hospitalization. The Company formulates, compounds and dispenses solutions pursuant to a physician's order. Solutions used in this therapy typically contain amino acids (protein), dextrose (carbohydrate), lipids (fat), electrolytes, vitamins and trace minerals. Some patients requiring this type of therapy periodically require routine rehospitalization throughout their treatment. Some patients may require therapy for the remainder of their life.

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

PHYSICIANS' PRACTICE MANAGEMENT

         During fiscal 1998, DPMI had agreements to manage the medical practices of three physician practices and the Vista Facility. Each physician practice management agreement is called a "Full Service Facility and Management Agreement" (the "Management Agreement") . The Management Agreements generally require DPMI, at its expense, to: (i) act as the sole and exclusive agent of the physician or physician group for the management and administration of business functions and services related to the physicians' medical practice;
(ii) undertake marketing, billing, record keeping, collection, clerical staffing and support services; (iii) provide physical office space, facilities and equipment necessary for the physician's practice, including the repair and maintenance thereof and all utilities and supplies related thereto including licenses and permits; (iv) undertake the hiring, firing, selection, training and supervision of all non-medical personnel; (v) prepare and maintain accounting and financial records and patient files; and (vi) undertake other management and administrative functions related to the foregoing. In consideration of its services, DPMI receives a management fee ranging from 35% to 65% of revenues generated by the physicians. DPMI attempts to negotiate long-term (5 years or longer) noncancellable Management Agreements due to its large initial costs in setting up and equipping fully staffed and functional facilities for physicians. The Management Agreements may be terminated by the non-defaulting party in the event of a breach by the defaulting party. DPMI and the physicians each agree to indemnify the other for claims which may arise in connection with the performance of their respective obligations. Pursuant to the Management Agreements, DPMI is entitled to a fixed percentage of collections from the physicians' practice and is obligated to pay certain fixed categories of expenses which obligation is not limited in amount. To the extent DPMI's share of collections is not sufficient to cover its expense obligations under the Management Agreements, DPMI is obligated to pay the excess expenses and is subject to losses under the Management Agreements.

OUTPATIENT SURGICAL FACILITY, OFFICE BUILDING AND HOSPITAL

         The Company's Vista Facility, consisting of approximately 15,000 square feet, provides outpatient surgical facilities, x-ray diagnostic services and full service laboratory testing to physicians and their patients. The Vista Facility, Office Building and Hospital are located adjacent to each other. Effective October 1, 1998, DPMI entered into a one (1) year Management Agreement renewable for two (2) additional years for the Vista Facility which entitles DPMI to 60% of the revenues generated by the facility in exchange for comprehensive management services provided by DPMI. The Management Agreement for the Vista Facility is similar in scope to the ones entered into by DPMI to manage physician practices. The Office Building, consisting of approximately 35,900 square feet, is utilized by DPMI for the location of physician practices under Management Agreements and for leasing space to physician practices which are not under management with DPMI. The Hospital is currently under construction and it is expected to be completed in February 1999. It will have 42 beds and consist of approximately 30,000 square feet. See "Item 2. Description of Property."

BUSINESS GROWTH STRATEGY

         Beginning in late fiscal 1994 and during fiscal 1995, the Company commenced implementation of a new business strategy of diversifying from an almost exclusively home infusion service provider into an integrated medical/health services Company. The foundation of this strategy was the acquisition of a majority interest in Vista in August 1994 and the completion of the Office Building adjacent to the Vista Facility in April 1995. The Company also formed DPMI to provide management services to medical practices. DPMI provides office space and fee-based management services to client physicians located in the Office Building and in other locations. Vista provides outpatient surgical facilities, x-ray diagnostic services and full service laboratory testing to physicians and their patients in the Vista Facility. In fiscal 1998, the Company decided to build a 42-bed hospital adjacent to its Vista Facility (the outpatient surgical center) and its Office Building which is expected to be completed in February 1999. With the addition of the Hospital, the Company will broaden the range of medical services it can provide including major surgical cases which require hospitalization.

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

         The Company's target markets are areas with major industrial companies and middle class blue-collar workers, generally with strong union ties and with superior insurance coverage. This population group has proven to be very open to the type of health care center concept offered by the Company. The Company's operations are in Pasadena, Texas, a petrochemical industry hub which provides a stable patient base of insured patients. The Company anticipates growth within a targeted area by purchasing or constructing an outpatient surgical center and, if it is successful, adding a professional building onto a hospital at the same location or nearby. It is anticipated that each hub area will consist of a central core of outpatient surgical, diagnostic and laboratory centers, infusion therapy facilities and specialized practices serving outlying clusters of general practitioners. Subsequent alliances of physicians, specialists and clinics are feasible in other areas around Houston, such as Clear Lake, La Porte, Baytown, Deer Park, and other industrial/petrochemical centers.

COMPETITION

         The Company is one of many in the greater Houston metropolitan area that provide medical practice management, outpatient surgical facilities, professional buildings, hospitals or home infusion therapy. Several major hospital organizations with greater financial resources are planning to or have entered the Pasadena area (the Company's principal market) which will directly compete with the Company's operations. Such competition could be particularly acute with respect to the Company's outpatient surgical facility and the Hospital and have an adverse effect on the ability of the Company to attract and retain physician practices in the Office Building.

         The home infusion health care therapy market is highly competitive and management anticipates that competition, particularly for patient referrals, will intensify in all metropolitan areas. The industry has been subject to market consolidation in recent years and the Company believes that this trend will continue. The Company currently competes with other home infusion therapy companies, hospitals, physician groups and other health care organizations, many of which operate on a regional or national basis and are larger and have significantly greater resources than the Company. In the past two years, the Company has experienced substantial pressure from insurance companies with respect to the need for and the cost of home infusion therapy treatments. This pressure has resulted in a declining patient base and reimbursable charges per patient resulting in substantially lower revenues to the Company from home infusion operations.

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

MARKETING AND SALES

         With respect to the Company's home infusion business and its outpatient surgical facility, the Company relies primarily on patient referrals from physicians, including those officing in the Office Building. With respect to home infusion therapy, these referral sources tend to be concentrated among a limited number of physician specialists, allowing the Company to conduct a directed selling effort. Primarily due to escalating pressures to contain health care costs, insurance companies and other third-party payers are participating to a greater extent in decisions regarding health care alternatives. Consequently, management believes that such third-party payers will be increasingly important in marketing the Company's services in the future. Management will engage in traditional advertising in connection with the opening of the Hospital, including newspaper, radio and billboard advertising.

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

RISKS INHERENT IN PROVISION OF MEDICAL SERVICES

         The Company's operations involve the delivery of health care services to the public and the Company is exposed to the risk of professional liability claims. Claims of this nature, if successful, could result in damage awards to the claimants in excess of the limits of any applicable insurance coverage maintained by the Company or health care providers utilized by the Company or those who utilize the Company's facilities, equipment and services. Insurance against losses related to claims of this type can be expensive and varies widely from state to state. The Company or its affiliated physician groups and professional service providers maintain liability insurance in amounts and coverages believed to be usual and customary. Nevertheless, successful malpractice or other liability claims asserted against the medical care providers or the Company could have a material adverse effect on the Company.

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

INSURANCE

         In recent years, physicians, hospitals and other participants in the health care market have become subject to an increasing number of lawsuits alleging malpractice, product liability or related legal theories, many of which involve large claims and significant defense costs. With respect to its home infusion health care business, the Company does not carry liability insurance for any employee or contract representative. The Company requires that all health care professionals, including registered nurses with whom the Company contracts, carry personal professional liability insurance. However, the Company does not require continuing proof of insurance, mandate policy limits or deductibles or require that the Company be named as an additional insured. Should one of the Company's agents or contracting health care professionals commit a negligent or other liability producing act or omission in the Company's home infusion operations, the patient could have a direct claim against the Company which would be uninsured. Mr. Chiu Chan has in force personal professional liability insurance with coverage limits of $1 million per incident. He has not experienced difficulty in obtaining insurance in the past and believes the current insurance coverage is adequate to provide for any claims that may arise and related settlements, if any, involving him personally. As the pharmacist in charge of home infusion therapy, any claims would probably involve Mr. Chiu Chan and the Company and Mr. Chan's insurance may apply to the extent the loss is related to his pharmacy services. The Company may, however, be exposed to the extent Mr. Chiu Chan's insurance does not apply or is insufficient to cover any losses for which the Company is jointly liable. Management believes the Company has reasonable and customary insurance coverage with respect to the remainder of its business operations although the Company cannot provide any assurance that its insurance would cover all losses to which the Company may be subject to.

EMPLOYEES

         The Company and its subsidiaries employed approximately 48 full-time and 5 part-time employees as of August 31, 1998. A number of other individuals are utilized on an as needed contractual basis, with the number being dependent on the patient load. The Company experienced a substantial decrease in the number of its employees as a result of fewer physician management agreements. The Company had approximately 75 employees for the fiscal year ended August 31, 1997. The Company expects to add approximately fifteen full-time employees in connection with the opening of the Hospital.

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

         Effective August 31, 1995, the Company's shareholders approved a 1995 Incentive Stock Option Plan. The 1995 Incentive Stock Option Plan was recommended by the Board of Directors because of its belief that the Plan will advance the interests of the Company by providing key employees, who have substantial responsibility for the direction and management of the Company, with additional incentive for them to promote the success of the Company by increasing their proprietary interest in the success of the Company. It is intended that options issued under the Plan will qualify as Incentive Stock Options under

Section 422A of the Internal Revenue Code. The Company granted options to purchase 106,250 shares under the 1995 Incentive Stock Option to ten (10) employees during fiscal 1998 at a purchase price of $1.38 per share.

HOSPITAL OPERATIONS

         The Company has no experience with respect to the ownership and operation of a hospital. The Company's Hospital is scheduled to open in February 1999. The Hospital will be owned by the Company and managed by DPMI and Vista Medical. The Company intends to lease the Hospital to Vista Medical pursuant to a long-term lease for monthly rentals of approximately $35,000 per month. Vista Medical will be owned 70% by DPMI and it is expected that an outside investor group will own approximately 30% of Vista Medical. The Company is funding the costs to construct and operate the Hospital. The Company cannot provide any assurances that the operations of the Hospital will be successful in the long-term or short-term. In the short-term, construction delays, staffing, initial operating problems and low utilization could lead to short-term losses and negative cashflow. In the long-term, the Company's ability to manage the Hospital and competition will be key factors in the success of the Hospital.


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

         In August 1994, the Company consummated the acquisition of 65% of the outstanding common stock of Vista, which owned the Vista Facility, an outpatient surgical center in Pasadena, Texas consisting of a one story building containing approximately 15,000 square feet. The Vista Facility is subject to and collateralized by a note payable and deed of trust to Met Life Capital. The note bears a fixed interest rate of 9.65%, requires monthly installment payments of $19,533, and has a maturity date of September 1, 2002. As of August 31, 1998, the balance was $782,472. The Company entered into a Guaranty Agreement with Met Life Capital whereby the Company guaranteed 65% of the outstanding balance of the mortgage loan. Management believes the facility is adequately covered by insurance. The depreciation on the Vista Facility is computed using the straight line method over thirty-nine years, furniture and fixtures are depreciated over seven years, and equipment is depreciated over five years. The property tax rate is about 3% of appraised value and the annual real and personal property taxes are about $77,000. The Vista Facility is 100% utilized as an outpatient surgical center and to provide laboratory and diagnostic testing services. On September 1, 1998, Vista sold the Vista Facility and the land on which the Vista Facility, the Office Building and Hospital are located to the Company for a total purchase price of $1,400,000 payable pursuant to a promissory note of like amount, bearing interest at 8.5% per annum and payable in eighty-four monthly installments of $22,171.08. In addition, the Company obtained the agreement of Met Life Capital to obtain the release of the minority shareholders of Vista from their personal guaranties.

         In September 1994, the Company commenced construction of the Office Building (adjacent to the existing Vista Facility described above) which was completed in 1995. The total cost of the Office Building was approximately $1,937,000, and was financed from working capital. The Office Building was constructed as a professional office building for physician practices. There is competition from several professional buildings in the surrounding area. Management believes the Office Building is adequately covered by insurance. The Office Building is comprised of two stories and contains approximately 35,900 square feet of space of which approximately 23,000 is utilized by physician practices under the management of DPMI or is leased to other physicians not under contract with DPMI. The remaining space is available for lease to physicians or other third parties. A total of $707,000 has been spent for new equipment and furnishings for the Office Building. All depreciation is calculated on the straight line method, with the building being depreciated over thirty-nine years, furniture and fixtures over seven years, and equipment over five years. The property tax rate is approximately 3% of appraised value and the annual real and personal property taxes are about $80,000. As of August 31, 1998, there were three physician practices under management with DPMI which are located in the Office Building. Each physician practice utilizes more than 10% of the space in the building and comprises more than 10% of the management fees payable to DPMI pursuant to the Management Agreements described below. Revenues and income from the Office Building are derived, in part, from the management fees received by DPMI under the Management Agreements, although the Company does receive regular rental income from physicians who elect to rent space in the building for their practices which are not under management with DPMI. Pursuant to the Management Agreements which provide DPMI with a percentage of revenues from each physician's practice, DPMI agrees to provide fully-equipped office space and other services. Given the limited number of Management Agreements and lease agreements which provide revenue to DPMI and the Company from the Office Building, the loss or cancellation of any agreement would be material. If any Management Agreement or lease agreement relating to space in the Office Building is canceled or terminated, the Company believes it will be able to find additional physicians or other tenants. The Office Building is not subject to any lien or mortgages and is owned 100% by the Company.

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

         In the second quarter of fiscal 1998, the Company entered into a construction contract for the Hospital which is expected to be completed in February 1999. The total construction price is approximately $2,500,000 and the equipment and furnishings are expected to cost approximately $1,000,000. The Company intends to fund the construction price and the equipment and furnishings from internally generated funds. However, if necessary, the Company may borrow a portion of the needed funds to complete the Hospital and encumber the Hospital with a first or second mortgage. The Company believes that financing for all or a part of the Hospital would be available, if required. The Hospital is located in Pasadena, Texas and is adjacent to the Office Building and Vista Facility. It will have 42 beds, two surgical rooms, an intensive care area, nurse station, kitchen and other facilities to operate as a complete hospital.


ITEM 3.       LEGAL PROCEEDINGS

         The Company is not a party to any material litigation.


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


                                                      High              Low
                                                      ----              ---
1998 Fiscal Year - Quarter Ended:
         November 30, 1997                        $     3.00       $     1.50
         February 28, 1998                              2.50             2.00
         May 31, 1998                                   2.75             2.00
         August 31, 1998                                2.50            2.375

1997 Fiscal Year - Quarter Ended:
         November 30, 1996                         $     5.00       $     2.70
         February 28, 1997                               4.50             2.70
         May 31, 1997                                    3.50             2.00
         August 31, 1997                                 4.00             1.00

         These quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions and are adjusted to reflect the Company's four (4) to one (1) reverse stock split effective February 1998.

         As of November 4, 1998, the Company had approximately 149 shareholders of record. This number does not include shareholders who hold the Company's securities in nominee accounts with broker-dealer firms or depository institutions or shares issued to employees of the Company subsequent to the Company's fiscal year end. Including the shares issued to the Company's employees and the beneficial owners of shares held in nominee accounts or depository institutions, the Company believes it has in excess of 300 beneficial owners of its Common Stock.

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

         Vista Medical intends to offer up to 30% of its equity interests to an outside investor group in a private placement under Section 4(2) of the Securities Act of 1933, as amended, and pursuant to applicable state law exemptions. It is expected that the investor group will be comprised of individual investors, including physicians, who may form a limited liability company to undertake the investment. Vista Medical expects to raise approximately $360,000 from the sale of membership interests in the limited liability company.


ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         The Company (including its predecessor) did not generate any revenues from inception in 1983 through July 1992. New management and other individuals/entities invested $2,000,000 in 1992 and the Company began to generate revenues from home health care therapy in August 1992, the first month of operations.

ANALYSIS OF OPERATIONS

         The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three years ended August 31, 1998.

         The Company recorded consolidated net income of $945,843 for the year ended August 31, 1998, as compared to consolidated net loss of $1,059,195 in fiscal 1997 and net income of $559,473 in 1996. There were no significant, unusual or non-recurring items of income or expense during the three years ended August 31, 1998, except for writeoffs in fiscal 1997 of uncollectible notes in the amount of $776,922 and the writeoff of $371,736 in uncollectible advances to a subsidiary. As discussed below, the Company's loss for fiscal 1997 includes the writeoff of loans previously made by the Company to various physician groups. The Company does not expect to record further significant writeoffs due to uncollectible loans in future years.

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

AUGUST 31, 1998 VS. AUGUST 31, 1997

         For the fiscal year ended August 31, 1998, total consolidated revenues increased by $1,208,420 to $10,980,369, a 12% increase. Of this amount, revenues of $2,197,789 were recorded by DPMI in fiscal 1998 compared to $5,188,381 in fiscal 1997 as a result of the Company's decision to limit its management of physician practices and the termination or cancellation of five
(5) Management Agreements with physicians during fiscal 1997 and fiscal 1998. The Company expects physician management revenues (and corresponding expenses) to further decrease in fiscal 1999 as it reduces its business in the area of physician management practice. The Company records revenues from the management of physician practices on a combined or consolidated basis and reflects as revenues all patient billings of the respective practices and expenses payments to physicians and other physician practice costs.

         Revenues attributable to Vista operations were $6,951,253 in fiscal 1998, compared to $3,058,704 in fiscal 1997, an increase of 127%. Revenues from home infusion therapy were $1,831,327 in fiscal 1998 compared to $1,524,864 in fiscal 1997, an increase of 20%, primarily as a result of higher recoverable charges per day per patient.

         Expenses for compensation and benefits to employees decreased by 22% to $1,840,573 as a result of fewer employees needed by the Company to service the decreased business associated with the management of physician practices by DPMI. The number of employees employed by the Company and its subsidiaries decreased from approximately 75 in fiscal 1997 to approximately 53 as of August 31, 1998. Expenses for contract payments to physicians decreased 58% to $1,250,252 primarily as a result of fewer physician practices under management during fiscal 1998. The Company's provision for uncollectible trade accounts increased from $1,269,066 in fiscal 1997 to $2,240,258 in fiscal 1998 primarily as a result of increased trade revenues resulting in corresponding increases for uncollectible trade accounts. As a percentage of revenues, the Company's provision for uncollectible trade accounts increased from 13% in fiscal 1997 to 20% in fiscal 1998. The Company expects its uncollectible trade accounts as a percentage of revenues to remain relatively constant in the future at approximately 20%. The Company recorded writeoffs for uncollectible loans in fiscal 1998 of $149,698 as compared to $776,922 in prior years. The Company does not expect to incur similar recurring writeoffs of notes receivable in fiscal 1999 and does not intend to fund advances or loans to physician groups in the future in connection with its management of physician practices. Expenses for medical supplies decreased 18% to $1,051,194 associated with the decreased revenues and business from the Company's physician management practice.

         General and administrative expenses increased 22% to $1,669,832 primarily as a result of increased operational activities at the Vista Facility. Rent and other income increased from $23,847 in fiscal 1997 to $195,359 in fiscal 1998 primarily as a result of additional rental income received from outside physicians not under DPMI management.

         The Company's physician management practice (exclusive of the Vista Facility Management Agreement) and its home infusion division did not significantly contribute to the Company's operating profit. Substantially all of the Company's operating income of $1,760,754 was derived from the operations of the Vista outpatient surgery clinic, primarily from the Vista Facility Management Agreement. The future success of the Company is largely dependent on successful operations at the Vista Facility and the Hospital upon commencement of operations in the first quarter of fiscal 1999. The Company does not intend to aggressively market its home infusion therapy services at this time primarily because of reduced recoverable patient day rates being paid by third-party payors. The Company will not continue to accept home infusion patients if rates continue to decline. In the past two (2) years, the Company has faced increasing pressure from insurance companies to justify the need for continued home infusion therapy in some cases and the Company's charges therefor. The Company expects these pressures to continue and to increase. With respect to its physician's practice management services, the Company has yet to establish a consistently successful operating history, particularly in view of the writeoffs for uncollectible notes recorded in fiscal 1997. The Company does not intend to pursue additional management agreements for physician practices at this time.

AUGUST 31, 1997 VS. AUGUST 31, 1996

         For the fiscal year ended August 31, 1997, total consolidated revenues increased by $2,240,954 to $9,771,949, a 30% increase. Of this amount, revenues of $5,188,381 were recorded by DPMI in fiscal 1997 compared to $2,737,993 in fiscal 1996 as a result of the Company's aggressive efforts in signing up physician practices for management by DPMI. However, as a result of the termination or cancellation of five (5) Management Agreements with physicians during fiscal 1997 and subsequent to the year ended August 31, 1997, physician management revenues (and corresponding expenses) decreased significantly during fiscal 1998. The Company records revenues from the management of physician practices on a combined or consolidated basis and reflects as revenues all patient billings of the respective practices and expenses payments to physicians and other physician practice costs.

         Revenues attributable to Vista operations were $3,058,704 in fiscal 1997, compared to $3,025,249 in fiscal 1996, an increase of less than 1%. Revenues from home infusion therapy were $1,524,864 in fiscal 1997 compared to $1,767,753 in fiscal 1996, a decrease of 14 %, primarily as a result of fewer patients and increasing cost and reimbursement constraints imposed by third-party payors, resulting in lower recoverable charges per day per patient.

         Costs and expenses relating to home infusion therapy declined primarily as a result of the Company's decreased patient load. Expenses for compensation and benefits to employees increased by 78% to $2,360,433 as a result of additional employees hired by the Company primarily to service the increased business associated with the management of physician practices by DPMI. The number of employees employed by the Company and its subsidiaries increased from approximately 42 in fiscal 1996 to approximately 75 as of August 31, 1997. Expenses for contract payments to physicians increased 78% to $2,962,888 primarily as a result of the additional physician practices under management during all of fiscal 1997. The Company's provision for uncollectible trade accounts increased from $893,486 in fiscal 1996 to $1,269,066 in fiscal 1997 primarily as a result of increased trade revenues resulting in corresponding increases for uncollectible trade accounts. As a percentage of revenues, the Company's provision for uncollectible trade accounts increased from 11.8% in fiscal 1996 to 13% in fiscal 1997. The Company expects its uncollectible trade accounts as a percentage of revenues to remain relatively constant or to increase. Due to payment non- performance on two (2) physician loans, the Company incurred a charge for uncollectible notes of $776,922 in fiscal 1997. No similar writeoffs for uncollectible loans have been recorded by the Company in prior years. In addition, the Company incurred a writeoff associated with an uncollectible advance to a subsidiary of $371,736. Together the uncollectible note and advance writeoffs totaled $1,148,658 which writeoffs substantially contributed to the Company's consolidated net loss for the year before taxes and minority interest of $1,593,285. The Company does not expect to incur similar recurring writeoffs in the future and will strictly limit or curtail advances or loans associated with the management of physician practices. Expenses for medical supplies increased 64% to $1,283,112 primarily as a result of the need for additional supplies associated with the increased revenues and business from the Company's physician management practice.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company maintained sufficient liquidity in fiscal 1998 and 1997 to meet its business needs. The Company had working capital of $2,510,981 as of August 31, 1998 and $1,824,162 as of August 31, 1997. The Company had net cash provided by operating activities of $2,299,032 for fiscal 1998 as opposed to $13,172 for fiscal 1997. As of August 31, 1998, the Company maintained a liquid position evidenced by a current ratio of 2.53 to 1 and a total debt to equity ratio of 0.47 to 1. The Company expects to have positive cash flow from operations for fiscal 1998.

         The Company is actively targeting opportunities to expand in the outpatient surgical clinic markets by acquisition of existing facilities or the construction of new facilities. The Company will be required to fund approximately $3,500,000 to equip and construct the Hospital of which approximately $400,000 has been paid. The Company expects to fund the balance from cash- on-hand and internally generated funds. The Company believes it has the ability to borrow funds if necessary to meet its capital needs. However, there can be no assurance that the Company will have sufficient funds available to meet all of its capital needs.

         Management believes that available cash funds and funds generated from operations will be sufficient for the Company to finance working capital requirements for the foreseeable future and to meet its future payment obligations on its long-term indebtedness of $954,144 as of August 31, 1998.

         The Company expects the operations of the Hospital to have a material effect on the Company's consolidated operating results. While the Company believes the operating results of the Hospital will be successful in the long-term, it can provide no such assurance at this time to its Shareholders. In the short-term, expected operating results from the Hospital could be negatively impacted by construction delays, start-up delays or problems including staffing and equipment, low patient utilization (particularly in the first year), licensing or regulatory delays or other problems, which could have a material adverse effect on the Company's liquidity and capital resources. In the long-term, the skill and experience of the Hospital's management team and competition will play critical roles.

         YEAR 2000 COMPLIANCE ISSUES. The Company is currently evaluating its entire operation as a result of potential problems associated with Year 2000. The Company's personnel are evaluating all areas for compliance issues and are developing correction plans if necessary. Some internal areas and processes being evaluated include initial charge entry through billing and collections; accounts payable invoice receipt through processing and payment; bank processing of receipts and disbursements; computer hardware and software functionality; and time and/or date-sensitive office and medical equipment functionality. At present, the Company does not anticipate any material disruption in its operations or significant costs to be incurred to attain compliance. There can be no assurance, however, that the Company will identify or adequately assess all aspects of its business that may be affected. Due to this uncertainly, a contingency plan will be developed as each area is evaluated to minimize any negative impact to the Company. The Company is in the process of soliciting information concerning the Year 2000 compliance status of its payors (including the Medicare and Medicaid governmental programs), suppliers, and customers. In the event that any of the Company's significant payors, suppliers, or customers do not successfully and timely achieve Year 2000 compliance, the Company's business and/or operations could be adversely affected.

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

         Not Applicable.

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

NAME                              AGE         POSITION
Chiu Moon Chan                    46          Chairman of the Board of Directors, Chief Executive Officer,
                                              President and Secretary (July 1992-Present)
Philip Chan                       47          Vice President - Finance and Treasurer/Director
                                              (July 1992-Present)
Stephen L. Huber                  48          Director  (July 1992-Present)
Earl R. Votaw                     72          Director  (July 1992-Present)
Glenn Rodriguez                   52          CEO, Vista Healthcare, Inc. (November 1995-Present)

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

         GLENN RODRIGUEZ earned a BBA in Accounting from Florida International University in Miami, Florida, graduating in 1976. Mr. Rodriguez has served as the CEO of Vista for the last three (3) years and for the prior two (2) years served as the Chairman and CEO of Surgical Care Center of Texas, an outpatient surgical center in Pasadena, Texas.

         Each director holds office until the earlier of the election of his successor at the next annual meeting of stockholders or his resignation or removal.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Based solely upon the Company's review of Forms 3, 4, and 5 filed by the Company's officers and directors and persons who beneficially own 10% or more of the Company's Common Stock and the written representations of such persons, the Company is not aware that any of such persons failed to timely file the foregoing forms during the last fiscal year, except for the failure by Philip Chan to timely file a Form 4 or Form 5 to report options to acquire 20,000 shares under the Company's 1995 Incentive Stock Option Plan granted to him on December 18, 1997.


ITEM 10.      EXECUTIVE COMPENSATION

         The following summary compensation table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Registrant's Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION

NAME/PRINCIPAL POSITION                   FISCAL                                                            LONG-TERM
                                           YEAR              SALARY           BONUS             OTHER      COMPENSATION
                                           ----              ------           -----             -----      ------------
          Chiu Chan, CEO                   1998           $   80,000          $  -0-           $  -0-         $ -0-
                                           1997              100,000             -0-              -0-           -0-
                                           1996              160,000             -0-            6,010           -0-

No other officer, director or employee of the COMPANY OR its subsidiaries received total compensation in excess of $100,000 during the last three fiscal years. The Company has no employment agreements with its executives. Mr. Chiu Chan, Philip Chan, and Glenn Rodriguez devote 100% of their time to the Company.

         Pursuant to the Company's Incentive Stock Option Plan, options to purchase 68,882 shares were granted on May 14, 1996, which number includes 39,402 options granted to Mr. Philip Chan. The remaining options were granted to approximately ten (10) nonexecutive employees of the Company and its subsidiaries. These options are exercisable at $3.75 per share and expire May 14, 2001. The Board of Directors also adopted a non-qualified stock option plan in August 1996 for non-director employees and consultants, and a total of 43,750 options were granted to two (2) consultants during fiscal 1996 under that plan. In addition, in December 1997, the Company granted ten (10) employees options to purchase 106,250 shares in the aggregate at an exercise price of $1.38 per share which expire December 18, 2002, including options for 20,000 shares issued to Philip Chan and 22,500 to Glenn Rodriguez.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                           Number of Securities        Percent of Total Options/
                           Underlying Options/SAR's    SAR's Granted to
          Name             Granted                     Employees in Fiscal Year      Exercise Price      Expiration Date
          ----             ------------------------    -------------------------     --------------      ---------------

                      [No options were issued to or exercised by an named executive officer in fiscal 1998]

         Directors of the Company do not receive any mandatory compensation for their services as directors, although directors will be reimbursed for expenses incurred in attending board meetings.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following sets forth certain information with respect to the beneficial ownership of shares held by directors, executive officers and persons known to management to own more than 5% of the outstanding Common Stock of the Company as of December 10, 1998.

                             NAME AND ADDRESS                    NUMBER OF SHARES AND
   TITLE OF CLASS           OF BENEFICIAL OWNER             NATURE OF BENEFICIAL OWNERSHIP          PERCENT OF CLASS
   --------------           -------------------             ------------------------------          ----------------

Common Stock              Chiu Moon Chan                               2,271,219(1)                       69.21%
                          323 Wood Loop
                          Houston, Texas  77015

Common Stock              Ella Chan                                    2,271,219(1)                       69.21%
                          323 Wood Loop
                          Houston, Texas  77015

Common Stock              Philip Chan                                     71,277(2)                        2.17%
                          7930 Millbrook Drive
                          Houston, Texas  77095

Common Stock              Glenn Rodriguez                                 31,062(3)                       0.946%
                          10304 I10 East, Suite 369
                          Houston, Texas  77029

Common Stock              Officers and Directors                       2,373,558                          72.32%
                          as a group (6)


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.



-----------------------
     (1)  Includes (i) 1,695,547 shares held individually by Chiu Moon Chan,
(ii) 474,281 shares held in the name of Mr. Chan's spouse, and (iii) 101,938 shares held by two of Mr. Chan's minor children. Mr. Chan disclaims any beneficial ownership of the shares held by his spouse and minor children. Mrs. Chan disclaims any beneficial ownership of the shares held by her spouse and minor children.

     (2) Includes 39,402 shares which may be acquired by Mr. Philip Chan pursuant to options granted to him in May 1996 exercisable at $3.75 and expiring May 14, 2001 and 20,000 shares which may be acquired by Mr. Chan pursuant to options granted to him on December 18, 1997, which are exercisable at $1.375 and expire on December 18, 2002.

     (3) Includes options to purchase 22,500 shares which are exercisable at $1.375 and expire on December 18, 2002, which were granted on December 18, 1997.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

      A. Exhibits. The exhibits required by Item 601 of Regulation S-B are included in this report commencing on page E-1 hereof which contains a list of such exhibits. The list of exhibits and the exhibits contained herein are incorporated into this part by reference.

      B. Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DYNACQ INTERNATIONAL, INC.

By:  /s/ Chiu Moon Chan                                 Date:  December 14, 1998
    --------------------
    Chiu Moon Chan, Chairman of the Board
    Chief Executive Officer, President and Secretary


         In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


                      NAME                              TITLE                        DATE
                      ----                              -----                        ----

           /s/ Chiu Moon Chan                  Chairman of the Board,          December 14, 1998
          --------------------------------     Chief Executive Officer,
           Chiu Moon Chan                      President and Secretary

           /s/  Philip S. Chan                 Vice President,                 December 14, 1998
          --------------------------------     Chief Financial Officer,
           Philip S. Chan                      Controller, and Director

           /s/ Stephen L. Huber                Director                        December 14, 1998
          --------------------------------
           Stephen L. Huber

           /s/  Earl R. Votaw                  Director                        December 14, 1998
          --------------------------------
           Earl R. Votaw


         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

                                 Not Applicable.

                           DYNACQ INTERNATIONAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           YEARS ENDED AUGUST 31, 1998
                               AND AUGUST 31, 1997

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                        Page
                                                                                                        ----

         Report of independent public accountants                                                        F-2

         Consolidated balance sheet as of August 31, 1998                                                F-3

         Consolidated statements of operations for the years ended                                       F-4
           August 31, 1998 and 1997

         Consolidated statements of changes in stockholders' equity for the                              F-5
           years ended August 31, 1998 and 1997

         Consolidated statements of cash flows for the years ended                                       F-6
           August 31, 1998 and 1997

         Notes to consolidated financial statements                                                      F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors
Dynacq International, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Dynacq International, Inc. and its subsidiaries (the "Company") as of August 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended August 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 1998, and the results of its operations and its cash flows for the years ended August 31, 1998 and 1997 in conformity with generally accepted accounting principles.



Sugar Land, Texas                                WOOD, HARPER & ASSOCIATES, P.C.
November 30, 1998

                                                      DYNACQ INTERNATIONAL, INC.
                                                     Consolidated Balance Sheet
                                                                August 31, 1998


---------------------------------------------------------------------------------------------------------------------------

ASSETS
   Current assets:
      Cash and cash equivalents                                                           $ 2,413,257
      Restricted short-term investments                                                        30,000
      Accounts receivable, net of allowance for doubtful accounts of $4,587,405             1,665,349
      Inventories                                                                              29,608
      Due from related party                                                                   15,856
                                                                                          -----------

        Total current assets                                                                4,154,070

   Property and equipment, net                                                              5,212,841

   Other assets                                                                               245,145
                                                                                          -----------

        Total assets                                                                      $ 9,612,056
                                                                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Notes payable                                                                       $   250,000
      Accounts payable                                                                        187,817
      Accrued liabilities                                                                     311,354
      Income taxes payable                                                                    465,306
      Deferred income taxes payable                                                           186,000
      Current maturities of long-term debt                                                    242,612
                                                                                          -----------

        Total current liabilities                                                           1,643,089

   Noncurrent liabilities:
      Long-term debt, net of current maturities                                               954,144
      Deferred income taxes                                                                   133,000
                                                                                          -----------

        Total noncurrent liabilities                                                        1,087,144

   Commitments and contingencies

   Minority interest                                                                        1,077,305

   Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares authorized;
        none issued or outstanding                                                                 --
      Common stock, $.001 par value, 300,000,000 shares authorized;
        3,606,628 shares issued                                                                 3,607
      Additional paid-in capital                                                            3,552,761
      Retained earnings                                                                     2,874,049
      Less treasury stock; 326,039 shares at cost                                            (625,899)
                                                                                          -----------

          Total stockholders' equity                                                        5,804,518
                                                                                          -----------

          Total liabilities and stockholders' equity                                      $ 9,612,056
                                                                                          ===========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                     DYNACQ INTERNATIONAL, INC.
                                          Consolidated Statements of Operations
                                   For the Years Ended August 31, 1998 and 1997

------------------------------------------------------------------------------------------------------
                                                                       1998                  1997
                                                                       ----                  ----
Revenues, net:
   Infusion therapy                                               $     1,831,327      $     1,524,864
   Physician practice management                                        2,197,789            5,188,381
   Clinic and outpatient surgical                                       6,951,253            3,058,704
                                                                  ---------------      ---------------

      Total revenues, net                                              10,980,369            9,771,949

Costs and expenses:
   Direct costs of infusion therapy revenues                              408,074              263,983
   Compensation and benefits                                            1,840,573            2,360,433
   Contract payments to physicians                                      1,250,252            2,962,888
   Provision for uncollectible trade accounts                           2,240,258            1,269,066
   Provision for uncollectible notes                                      149,698              776,922
   Medical supplies                                                     1,051,194            1,283,112
   Depreciation and amortization                                          527,876              455,009
   Rent and occupancy                                                      81,858              185,978
   Other general and administrative expenses                            1,669,832            1,369,233
                                                                  ---------------      ---------------

      Total costs and expenses                                          9,219,615           10,926,624
                                                                  ---------------      ---------------

      Income (loss) from operations                                     1,760,754           (1,154,675)
                                                                  ---------------      ---------------

Other income (expense):
   Rent and other income                                                  195,359               23,847
   Interest income                                                         58,707               26,674
   Uncollectible  advances                                                     --             (371,736)
   Interest expense                                                      (132,562)            (117,395)
                                                                  ---------------      ---------------

      Total other income (expense)                                        121,504             (438,610)
                                                                  ---------------      ---------------

      Income (loss) before income taxes and minority interest           1,882,258           (1,593,285)

Provision (benefit) for income taxes                                      716,000             (573,000)
                                                                  ---------------      ---------------

      Net income (loss) before minority interest                        1,166,258           (1,020,285)

Minority interest in earnings                                            (220,415)             (38,910)
                                                                  ---------------      ---------------

      Net income (loss)                                           $       945,843      $    (1,059,195)
                                                                  ===============      ===============

Basic earnings (loss) per common share                            $          0.28      $         (0.30)
                                                                  ===============      ===============

Diluted earnings (loss) per common share                          $          0.27      $         (0.30)
                                                                  ===============      ===============

Weighted average common shares-basic                                    3,432,005            3,540,950
                                                                  ===============      ===============

Weighted average common shares-diluted                                  3,467,542            3,540,950
                                                                  ===============      ===============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                     DYNACQ INTERNATIONAL, INC.
                     Consolidated Statements of Changes in Stockholders' Equity
                                   For the years ended August 31, 1998 and 1997

-------------------------------------------------------------------------------------------------------
                                                                             Treasury Stock,
                                            Common Stock                         at Cost
                                      Shares           Amount            Shares          Amount
                                    ----------      -----------      -----------      -----------
Balance, August 31, 1996            14,235,136      $    14,235           71,335      $   (57,322)

Net loss                                    --               --               --               --
                                    ----------      -----------      -----------      -----------
Balance, August 31, 1997            14,235,136           14,235           71,335          (57,322)
                                    ----------      -----------      -----------      -----------
Restricted stock issued                191,280              191               --               --

Four-for-one reverse
  stock split at par
   value                           (10,819,788)         (10,819)         (53,501)              --

Treasury stock acquired                     --               --          308,205         (568,577)

Net income                                  --               --               --               --
                                    ----------      -----------      -----------      -----------
Balance, August 31, 1998             3,606,628      $     3,607          326,039      $  (625,899)
                                    ==========      ===========      ===========      ===========



                                    Additional
                                      Paid-In        Retained
                                      Capital         Earnings          Total
                                    -----------     -----------      -----------
Balance, August 31, 1996            $ 3,452,130     $ 2,987,401      $ 6,396,444

Net loss                                     --      (1,059,195)      (1,059,195)
                                    -----------     -----------      -----------
Balance, August 31, 1997              3,452,130       1,928,206        5,337,249
                                    -----------     -----------      -----------
Restricted stock issued                  89,812              --           90,003

Four-for-one reverse
  stock split at par
   value                                 10,819              --               --

Treasury stock acquired                      --              --         (568,577)

Net income                                   --         945,843          945,843
                                    -----------     -----------      -----------
Balance, August 31, 1998            $ 3,552,761     $ 2,874,049      $ 5,804,518
                                    ===========     ===========      ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                     DYNACQ INTERNATIONAL, INC.
                                           Consolidated Statements of Cash Flow
                                   For the Years Ended August 31, 1998 and 1997

------------------------------------------------------------------------------------------------------------------------
                                                                                         1998             1997
                                                                                         ----             ----
Cash flows from operating activities:
Net income (loss)                                                                    $   945,843      $(1,059,195)

Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Deprecation and amortization                                                          527,876          455,009
   Bad debt expense                                                                    2,240,258        1,269,066
   Provision for uncollectible notes                                                     149,698          776,922
   Uncollectible advances                                                                     --          371,736
   Deferred income taxes                                                                  61,000         (312,000)
   Minority interest                                                                     220,415           38,910
   Changes in operating assets and liabilities:
      Accounts receivable                                                             (1,781,297)      (1,273,671)
      Income tax receivable                                                              181,294         (181,294)
      Inventories                                                                          2,071           (2,332)
      Due from related party                                                                 944           28,357
      Accounts payable                                                                  (243,549)         231,914
      Accrued liabilities                                                               (470,827)         (78,140)
      Income taxes payable                                                               465,306         (252,110)
                                                                                     -----------      -----------

      Net cash provided by operating activities                                        2,299,032           13,172
                                                                                     -----------      -----------

Cash flows from investing activities:
   Purchases of property and equipment                                                  (535,512)        (234,474)
   Redemption of short-term investments                                                  159,638           (9,638)
   Decrease in other assets                                                               26,780           27,103
                                                                                     -----------      -----------

      Net cash used in investing activities                                             (349,094)        (217,009)
                                                                                     -----------      -----------

Cash flows from financing activities:
   Proceeds from long-term debt                                                               --          190,000
   Principal payments on long-term debt                                                 (227,070)        (278,399)
   Acquisition of treasury stock                                                        (113,577)              --
   Purchase of minority interests                                                        (38,377)              --
                                                                                     -----------      -----------

      Net cash used in financing activities                                             (379,024)         (88,399)
                                                                                     -----------      -----------

      Net increase (decrease) in cash and cash equivalents                             1,570,914         (292,236)

Cash and cash equivalents at beginning of year                                           842,343        1,134,579
                                                                                     -----------      -----------

Cash and cash equivalents at end of year                                             $ 2,413,257      $   842,343
                                                                                     ===========      ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.
                                      F-6

                                                     DYNACQ INTERNATIONAL, INC.
                                           Consolidated Statements of Cash Flow
                                   For the Years Ended August 31, 1998 and 1997

-------------------------------------------------------------------------------------------------------------------------

                                                                                         1998            1997
                                                                                         ----            ----
Supplemental cash flow disclosures:
   Cash paid during year for:
      Interest                                                                       $   126,220      $   106,849
      Income taxes                                                                   $     8,400      $   185,191
Noncash investing and financing activities:
      Property and equipment financed by note payable                                $        --      $    60,000
      Treasury stock acquisition financed by note payable                            $   455,000      $        --
   The Company purchased certain tangible and intangible assets for a consideration which included stock and the assumption of certain debts as follows:
      Fair value of assets acquired                                                  $   153,300      $        --
      Liabilities assumed                                                            $   (63,300)     $        --
      Stock issued in connection with acquisition                                    $   (90,000)     $        --



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

         On July 28, 1992, the Company completed the sale of 2,812,500 shares of its "restricted" common stock to several investors for a total purchase price of $2 million. As part of this recapitalization of the Company, the authorized number of common shares was increased from 50 to 300 million and three holders of "restricted" stock returned a total of 309,375 shares to the Company's treasury.

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

         Effective March 8, 1993, the Company's shareholders approved a reverse split of the outstanding shares of the Company's common stock on the basis of one share for every eight shares outstanding, with the par value of each share remaining at $.001. The reverse split was recommended by the Board of Directors because of its belief that the pre-split per share price level adversely affected the marketability of the Company's common stock and that an increase in the per share price was important to qualify for a listing on the National Association of Securities Dealer, Inc. Automated Quotation System (NASDAQ). In September 1993, the Company's common stock received its listing and began trading on the NASDAQ Small Cap system under the symbol DYII.

         In August 1994, the Company consummated the acquisition of approximately 65% of the outstanding stock of Vista Healthcare, Inc. ("Vista"), which operates a medical clinic and outpatient surgical center in Pasadena, Texas. The Company issued 179,093 shares of its common stock in a transaction valued at $1,289,461. This acquisition, which was accounted for as a purchase, resulted in the recording of excess costs over net assets acquired totaling $230,717. In 1994, the Company commenced construction of a new medical office building (adjacent to the Vista facility) which was completed in 1995 at a total cost of approximately $1,925,000. Several of the existing physician-minority shareholders of Vista have relocated their offices to the new facility.

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

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 1. CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In May 1998, DPMI organized Vista Community Medical Center, L.L.C. ("Vista Medical"), a Texas limited liability company, for the purpose of operating a General Acute Hospital (the "Hospital"). The Hospital is presently under construction and is located adjacent to the Vista medical clinic and outpatient surgical center in Pasadena, Texas. On July 1, 1998, DPMI executed a subscription agreement for a 70% membership interest in Vista Medical.

         In November 1997, Aso Medical, Inc. ("ASO") was formed as a wholly owned subsidiary of DPMI to provide billing and related services to physicians. ASO's operations were insignificant during 1998.

         Effective January 15, 1998, the Company's shareholders approved a reverse split of the outstanding shares of the Company's Common Stock on the basis of one share for every four shares outstanding, with the par value of each share remaining at $.001. The reverse split was recommended by the Board of Directors because of its belief that the post-split per share price will enhance the acceptability and marketability of the Company's common stock by the financial community and investing public. Additionally, management believed that the reverse split would result in the Company's common stock having a minimum bid price in excess of $1.00 per share and would, therefore, enable the Company to maintain the listing of its common stock on the Nasdaq SmallCap Market.

B.       CONSOLIDATED STATEMENTS

         The accompanying financial statements present the consolidated accounts of Dynacq International, Inc., a Nevada corporation, and its wholly owned and majority owned subsidiaries. Accordingly, the consolidated financial statements include all of the assets, liabilities, income, expenses, and cash flows for these companies. All significant intercompany transactions and balances have been eliminated. In addition, all references in the consolidated financial statements and related footnotes to number of shares, except shares authorized, per share amounts, stock option data and market prices of the Company's common stock have been restated to reflect the four-for-one reverse stock split approved by the Company's shareholders effective February 10, 1998.

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

D.       STOCK-BASED COMPENSATION

         The Company accounts for employee stock options under the provisions APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and has adopted the "disclosure only" alternative described in Statement of Financial Accounting Standards No. 123, "Accounting for the Stock-Based Compensation" ("SFAS 123"), which requires proforma disclosure of compensation expense using fair value based method of accounting for stock-based compensation plans.

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 1. CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.       CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturity of three months or less as cash equivalents. At August 31, 1998, cash equivalents were composed primarily of investments in money market funds and certificates of deposits.

F.       RESTRICTED SHORT-TERM INVESTMENTS

         In connection with the Company's Pledge-Security Agreement with a financial institution (Note 10), the Company has restricted and pledged as collateral one of its highly liquid interest bearing deposits, with a maturity of one year. The short-term investment is being held to maturity and its carrying value approximates its current value.

G.       INVENTORIES

         Inventories are valued at the lower of cost or market with substantially all stated at the first-in, first-out (FIFO) method.

H.       PROPERTY AND EQUIPMENT

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

         Construction in progress represents the cost of material purchases and construction costs, including interest capitalized, if applicable, during construction, for a General Acute Hospital to be located adjacent to the Vista facility in Pasadena, Texas. During 1998, capitalized interest was insignificant.

         Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 39 years. No depreciation is recorded on construction in progress until the asset is placed in service. The Company provides tax depreciation using various accelerated methods in conformity with the provisions of applicable tax law.

I.       OTHER NON-CURRENT ASSETS

         Excess costs over net assets acquired from the Vista acquisition are amortized on a straight-line basis over a period of 14 years. Loan origination fees are amortized on a straight-line basis over the terms of the related debt.

J.       IMPAIRMENT OF LONG-LIVED ASSETS

         The Company reviews its property and equipment and unamortized intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company estimates the future cash flows expected to result from operations and if the sum of the expected undiscounted future cash flows is less than the carrying amount of the long-lived asset, the Company recognizes an impairment loss by reducing the unamortized cost of the long-lived asset to its estimated fair value. To date the Company has not recognized any significant impairment on long-lived assets.

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 1. CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K.       ADVERTISING COSTS

         The Company expenses advertising costs as incurred. Amounts expended for the years ended August 31, 1998 and 1997, were approximately $293,500 and $51,000, respectively.

L.       INCOME TAXES

         The Company utilized Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), which requires that deferred tax liabilities or assets be recognized for differences between the income tax basis and the financial reporting basis of assets and liabilities and are measured using the enacted marginal tax rates currently in effect when the differences reverse. The Company's principal differences giving rise to deferred income taxes are accounts receivable, reserve for bad debts, accounts payable, accrued liabilities, and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income.

M.       EARNINGS PER COMMON SHARE

         Earning per common share for the years ended August 31, 1998 and 1997, are presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS 128). SFAS 128 replaced the presentation of primary and fully diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the year ended August 31, 1998, diluted common and common equivalent shares outstanding includes 35,537 of common share equivalents, consisting of stock options, determined under the treasury stock method. Common equivalent shares, consisting of stock options, are excluded from the diluted loss per share computation for fiscal 1997 because the effect would be antidilutive.

N.       ESTIMATES

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

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 1. CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

O.       PROSPECTIVE ACCOUNTING CHANGES

         The Financial Accounting Standards Board (FASB) has issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements report certain information about their products and services, the geographic area in which they operate, and their major customers. The Company is not required to adopt and does not currently plan to adopt SFAS No. 130 or SFAS No. 131 until its fiscal year ending August 31, 1999. The Company does not expect any significant disclosures will be necessary when SFAS No. 130 or SFAS No. 131 are adopted.


NOTE 2.  VISTA HEALTHCARE, INC.

         On August 25, 1994, the Company completed the acquisition of approximately 65% of the common stock of Vista in a transaction accounted for as a purchase. Accordingly, the accompanying financial statements reflect the results of operations of Vista for the period subsequent to August 25, 1994. During 1995, the Company sold a portion of its investment in Vista to certain affiliates for $80,000 cash. During 1996, Vista repurchased a portion of its common stock from certain affiliates for $134,958 and resold $20,000 of this stock to an affiliated Physician. During 1997, the remaining treasury stock was sold to the Company at Vista's cost of $114,958. During 1998, the Company purchased 1.45% of the common stock of Vista for $11,600 cash. Net assets purchased in excess of costs incurred have been included in consolidated operations. As of August 31, 1998, the Company owned approximately 68% of the outstanding common stock of Vista.

NOTE 3.  PROPERTY AND EQUIPMENT


At August 31, 1998, property and equipment consisted of the following:

                   Land                                    $   252,589
                   Buildings and improvements                4,423,932
                   Construction in progress                    395,911
                   Furniture and fixtures                      142,663
                   Equipment                                 2,276,560
                   Automobile                                   24,125
                                                           -----------
                                                             7,515,780

                   Less, accumulated depreciation           (2,302,939)

                   Net property and equipment              $ 5,212,841
                                                           ===========

Vista's existing physical facility is pledged as collateral on a long-term mortgage to a financing company in the amount of $788,472 as of August 31, 1998. In connection with its 1994 acquisition of approximately 65% interest in Vista, the Company has guaranteed 65% of the outstanding balance of this long-term mortgage.

For the years ended August 31, 1998 and 1997, depreciation expense was $449,728 and $433,954, respectively.

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 4.   OTHER NON-CURRENT ASSETS

In connection with the acquisition of Vista, excess costs over net assets acquired totaling $230,717 was incurred. This amount is being amortized over a period of fourteen years on a straight-line basis beginning August 25, 1994. For the years ended August 31, 1998 and 1997, amortization expense was $16,480 for each period.

NOTE 5.   NOTES PAYABLE

Notes payable consists of a 6.50% short-term note due to a physician group for which the Company provides management services.

NOTE 6.   LONG-TERM DEBT


At August 31, 1998, long-term debt consisted of the following:

                     Note payable to a former shareholder, payable in
                     monthly installments of $10,007, including interest
                     at 11.50%, through December 2002, uncollateralized.             $   408,284

                     Note payable to a financing company payable in
                     monthly installments of $19,533, including interest
                     at 9.65%, through September 2002, collateralized by
                     land and guaranteed by certain minority
                     stockholders of Vista.                                              788,472
                                                                                     -----------
                                                                                       1,196,756

                     Less, current maturities                                          (242,612)
                                                                                     ----------

                                                                                     $   954,144
                                                                                     ===========

The aggregate principal payments on long-term debt subsequent to August 31, 1998, are as follows:


         Year ending August 31,
              1999                      $  242,612
              2000                         268,657
              2001                         297,522
              2002                         329,512
            Thereafter                      58,453
                                        ----------

     Total                              $1,196,756
                                        ==========

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 7.   INCOME TAXES

The provision for income tax expense (benefit) consisted of the following at August 31:


                                                    1998           1997
                                                    ----           ----
         Current tax expense (benefit):
                     Federal                     $ 604,000      $(261,000)
                     State                          51,000             --
                                                 ---------      ---------
                     Total current                 655,000       (261,000)
         Deferred tax expense (benefit):
                     Federal                        61,000       (312,000)
                                                 ---------      ---------

         Total                                   $ 716,000      $(573,000)
                                                 =========      =========

Deferred taxes arise primarily due to the Company's filing of its income tax return on a cash basis, the use of accelerated methods of computing depreciation for tax purposes, and the use of the specific charge-off method for tax reporting. The components of the provision (benefit) for deferred income taxes, at August 31, were as follows:


                                                    1998           1997
                                                    ----           ----
         Applicable to:
         Cash basis of accounting for
         federal income tax purposes.            $ 819,000      $ 124,500

         Difference in methods of
         computing depreciation for tax
         and financial reporting purposes
         and other.                                 19,000         (7,500)

         Use of reserve for bad debts for
         financial reporting and specific
         charge-off method for tax reporting.     (785,000)      (410,000)

         Other                                       8,000        (19,000)
                                                 ---------      ---------

                                                 $  61,000      $(312,000)
                                                 =========      =========

Significant components of the Company's deferred tax liabilities and assets, at August 31, 1998, were as follows:


                                                   Current       Noncurrent
                                                   -------       ----------
         Deferred tax liabilities:
            Basis in property and equipment      $        --    $  (133,000)
            Receivables                           (2,125,000)            --
         Deferred tax assets:
            Payables and other                       154,000             --
            Reserve for bad debts                  1,786,000             --
            Other                                     (1,000)            --
                                                 -----------    -----------

         Net liability                           $  (186,000)   $  (133,000)
                                                 ===========    ===========

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 7.   INCOME TAXES (CONTINUED)

The following table reconciles the Federal statutory income tax rate and the Company's effective income tax rate:


                                            1998      1997
                                            ----      ----
    Provision for income taxes at federal
    statutory rate                          34.0%     34.0%
    State tax provision, net of federal
    benefits                                 2.7        --

    Other differences                        1.3       2.0
                                            ----      ----

    Effective tax rate                      38.0%     36.0%
                                            ====      ====

NOTE 8.   RELATED PARTY TRANSACTIONS

The Company leases to its President his personal residence at a monthly rate of $1,400. Total rent income for the years ended August 31, 1998 and 1997, was $16,800 for each year. The amount due for rent for the year ended August 31, 1998 is included in current assets as due from related party.

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

NOTE 9.   CAPITAL STOCK

Pursuant to an Asset Purchase Agreement dated October 22, 1997, the Company issued 45,000 shares of restricted common stock valued at $90,000. This issuance was valued at fair market value based upon management's estimation of the open market closing price. In exchange for the restricted common stock, the Company assumed liabilities of $63,300 and received tangible and intangible property with a fair value of $153,300. In addition to the restricted common shares, the Company granted a two-year option to purchase an additional 37,500 restricted shares of common stock at $2.00 per share. Through August 31, 1998, no shares were issued under the option agreement which expires October 22, 1999.

On February 26, 1998, the Company agreed to buy back 287,500 shares of common stock for $517,500 or $1.80 per share. A cash payment of $62,500 was made, and the balance of $455,000 is to be repaid pursuant to an unsecured promissory note in sixty (60) monthly installments of $10,007 each including accrued interest at an annual interest rate of 11.50%.

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 9.   CAPITAL STOCK (CONTINUED)

STOCK OPTIONS

Effective August 1, 1995, the Board of Directors approved and reserved 250,000 shares of its common stock for a 1995 Non-Qualified Stock Option Plan for consultants and non-employee directors. Under the terms of the Plan, the Company may grant stock options in the Company's common stock to consultants and non-employee directors of the Company and its subsidiaries at no less than the fair market value of the stock at the date of grant. Under the Plan, the options become exercisable no earlier than six (6) months from date of grant and expire on the date of the consultant's termination or the non-employee directors' resignation. During 1996, the Company granted 43,750 options, all of which are exercisable, at exercise prices per share ranging from $5.00 to $6.50. There were no options granted, exercised, forfeited, or expired during the year ended August 31, 1998.

Effective August 31, 1995, the Company's shareholders approved a 1995 Incentive Stock Option Plan. The 1995 Incentive Stock Option Plan reserves 250,000 shares of the Company's common stock for option grants to key employees at no less than the fair market value of the stock at the date of grant. Under the Plan, the options generally become exercisable cumulatively, beginning one year after the date granted. During 1996, the Company reserved 68,882 shares for option grants at an exercise price of $3.76. The share options outstanding became exercisable in fiscal 1997, and expire through fiscal 2001. During 1998, the Company reserved 106,250 shares for option grants at an exercise price of $1.375. The share options outstanding become exercisable in fiscal 1999, and expire through fiscal 2003. There were no options exercised, forfeited, or expired during the year ended August 31, 1998.

The Company has not recorded compensation expense pursuant to the grants of its options under APB 25. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net earnings and net earnings per common share would not be materially different than those reported in the accompanying consolidated financial statements.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

PLEDGE-SECURITY AGREEMENT

In connection with the acquisition of Vista on August 25, 1994, the Company issued 179,093 shares of its common stock in exchange for approximately 65% of the outstanding common stock of Vista owned by approximately 30 individual stockholders and/or related entities. Simultaneous with the closing of this acquisition, fifteen of the Vista stockholders pledged a total of 103,820 shares of the Company's stock to a local bank as collateral for individual loans aggregating $730,000. The proceeds from these loans were contributed to the capital of Vista.

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

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

NOTE 10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of August 31, 1998, total Company shares pledged as collateral was 16,241 for individual loans aggregating $29,047. As of November 30, 1998, the value of the Company's stock, as defined above, was approximately $2,000 more than 130% of the aggregate balance of the remaining loans to these individuals. To the best of management's knowledge, all of the individual loans were current and the bank has not advised the Company that any of the loans were in default.

LEASES

The Company leases certain of its facilities and equipment under operating leases with net aggregate future lease payments of $19,800 at August 31, 1998, payable as follows:


        Year ending August 31,
              1999            $ 7,200
              2000              7,200
              2001              5,400
                              -------

        Total                 $19,800
                              =======

Rent expense related to its facilities and equipment leases, for the years ended August 31, 1998 and 1997, was $8,438 and $19,521, respectively.

The Company also leases corporate office space under an operating lease on a month-to-month basis. Rent expense for its corporate leases was $15,432 for each of the years ended August 31, 1998 and 1997.

In addition, the Company pays certain operating leases on behalf of the physicians being managed by Doctors Practice Management, Inc. For the years ended August 31, 1998 and 1997, total physicians' operating lease expenses were $57,990 and $151,025, respectively.

Total rent expenses, including those physicians' operating leases paid by the Company, for the years ended August 31, 1998 and 1997, was approximately $81,860 and $186,000, respectively.

CONSTRUCTION

The Company has commitments for the construction of a fully licensed and certified General Acute Hospital (the "Hospital") which will be adjacent to the Vista facility in Pasadena, Texas. Total costs associated with the construction and furnishing of the Hospital are expected to be approximately $3,650,000. The Hospital is expected to be operational in February 1999.

LITIGATION

In March 1997, the Company filed a civil lawsuit against one of the Physicians for which the Company provided management services, seeking repayment of advances of $110,000 owed to the Company pursuant to a Revolving Credit Agreement and Security Agreement executed between the parties in July of 1996. In April 1997, the Physician filed a counterclaim against the Company and the Company's president seeking alleged damages in excess of $500,000. In May 1997, the Company and the Company's president filed a response denying allegations made in the counterclaim. In November 1998, the matter was tried and resulted in a $200,000 judgement favorable to the Company. All claims against the Company were resolved and dismissed. In the opinion of management, the Company's allowance for doubtful accounts, which was provided to cover any potential loss in 1997, is still appropriate as collection of the judgement, if any, is uncertain at this time.

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

NOTE 10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

In October 1998, the Company filed a civil lawsuit claiming breach of contract of the Asset Purchase Agreement dated October 22, 1997 (Note 9). On October 29, 1998, a Compromise, Settlement and Mutual Release Agreement was entered into whereby the Company agreed to pay $118,000 in exchange for the return of 45,000 shares of restricted common stock, the cancellation of the option to acquire 37,500 restricted shares of common stock and the transfer of approximately $57,849 of the original $63,300 of liabilities assumed. The settlement's effect on the Company is the purchase, subsequent to August 31, 1998, of 45,000 treasury shares for approximately $60,200.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

OTHER RISKS

The Company maintains insurance for worker's compensation, automobile, general liability, property loss, and medical malpractice claims. Management does not believe the Company's exposure to medical malpractice is significant, and is not aware of any pending or potential claims against the Company.

NOTE 11.  SUPPLEMENTARY INFORMATION

At August 31, 1998, the detail of certain balance sheet accounts was as follows:



         Accounts receivable:
            Trade                                               $ 6,070,615
            Other                                                   182,139
                                                                -----------
                                                                  6,252,754

         Less, allowance for doubtful accounts                   (4,587,405)
                                                                -----------
                                                                $ 1,665,349
                                                                ===========
         Other assets:
            Excess costs over net assets acquired,
               net of accumulated amortization of $66,191       $   164,526
            Note receivable, net of allowance
               of $616,922                                               --
            Other                                                    80,619
                                                                -----------

                                                                $   245,145
                                                                ===========
         Accrued liabilities:
            Compensation to Physicians                          $   128,050
            Interest expense                                         50,482
            Wages and payroll taxes                                  32,860
            Ad valorem taxes                                         42,113
            Other                                                    57,849
                                                                -----------

                                                                $   311,354
                                                                ===========

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


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

The carrying amounts of cash and cash equivalents, short-term investments, receivables, notes payable and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying amounts of the Company's long-term borrowings, at August 31, 1998, approximate their fair value.

                               INDEX TO EXHIBITS

All Exhibits listed below are incorporated by reference and are included herewith unless otherwise noted by asterisk(s) next to the Exhibit No.

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

(3.3.)       Amendment to Articles of Incorporation filed February 10, 1998.

(3.4.)* Bylaws (amended August 1, 1995) which were previously filed in and are hereby incorporated by reference to the Company's Amended Form 10-K for fiscal 1995 dated May 1, 1996, File No. 0-20554.

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

(10.3.)**    Security Agreement dated July 18, 1996, between Vista and Capital
             Bank.

(10.4.)**    1995 Incentive Stock Option Plan for Employees and Employee
             Directors

(10.5.)**    1995 Non-Qualified Stock Option Plan for Consultants and
             Non-Employee Directors.

(10.6.)**    1995 Stock Option Agreement between the Company and Philip S.
             Chan.


(10.7.)**    Full Service Facility and Management Agreement between DPMI and
             JCW Medical Associates, P.A. dated May 1, 1996.

(10.8.)**    Full Service Management Agreement between DPMI and Ping S. Chu,
             M.D., dated March 1, 1996.

(10.9.)**    Promissory Note dated November 15, 1996, from JCW Medical
             Associates, P.A. payable to the Company in the principal amount of $666,922.22, bearing interest at 8% per annum and payable in 180 monthly installments.

(10.10.)**   Security Agreement dated May 1, 1996, by JCW Medical Associates,
             P.A. to DPMI.

(10.11.)**   Credit Agreement dated May 1, 1996, between JCW Medical
             Associates, P.A. and DPMI.

(10.12.)**   Revolving Credit Note from JCW Medical Associates, P.A. to DPMI dated April 1, 1996 for $675,000.

(10.13.)**   Credit Agreement dated April 1, 1996, between R.S. Arora, M.D., as
             Borrower, to DPMI as Lender, for advances up to $100,000.

(10.14.)**   Security Agreement dated April 1, 1996, by R.S. Arora M.D. as
             Grantor to DPMI as Lender.

(10.15.)**   Revolving Credit Note dated April 1, 1996, in the principal amount of $100,000 from R.S. Arora, M.D. to DPMI.

(10.16.)**   $100,000 Revolving Credit Note dated July 1, 1996, from Houston
             Physical Medicine Associates, M.D., P.A. to DPMI.

(10.17.)**   Credit Agreement dated July 1, 1996, between Houston Physical
             Medicine Associates, M.D., P.A. and DPMI

(10.18.)***  Full Service Facility and Management Agreement dated October 1,
             1996 by and between Milton Kirkwood, D.O. and DPMI.

(10.19.)***  Asset Purchase Agreement and Bill of Sale dated October 22, 1997 by and between Medtek Management, Inc. and DPMI.

(10.20.)***  Asset Purchase Agreement dated November 13, 1997 by and among
             DPMI, Kirkwood Medical Associates, P.A., Milton E. Kirkwood, D.O., Ron Kirkwood, D.O., and John Kirkwood, D.O.

(10.21.)***  Lease Agreement effective July 1, 1996 by and between DPMI as
             Tenant and the City of Pasadena as Landlord relating to 3,000 square feet of office space in Pasadena, Texas.

(10.22.)***  Lease Agreement dated November 1, 1997 by and between DPMI as
             Landlord and Kirkwood Medical Associates as Tenant relating to approximately 9,200 square feet of office space located at 4301A Vista Road, Pasadena, Texas.

(10.23.)***  Amendment No. 1 effective September 1, 1996 to the Full Service
             Management Agreement between DPMI and Ping S. Chu, M.D. dated March 1, 1996.

(10.24.)***  Amendment No. 1 effective September 1, 1996 to Full Service
             Facility and Management Agreement between DPMI and JCW Medical Associates, P.A. dated May 1, 1996.

(10.25.)***  $60,000.00 Promissory Note dated November 30, 1996, of the
             Company, payable to JCW Medical Associates, P.A.

(10.26.)***  $190,000.00 Promissory Note dated January 31, 1997, of DPMI, payable to JCW Medical Associates, P.A.

(10.27.)     Stock Option Agreement for Philip Chan dated effective December
             18, 1997.

(10.28.) Stock Option Agreement for Glenn Rodriguez dated effective December 18, 1997.

(10.29.) Letter Agreement regarding pharmaceutical services between Vista and the Company dated effective September 1, 1998.

(10.30.) Office/Surgical Care Center Lease Agreement dated September 1, 1998, between the Company as Landlord and Vista as Tenant.

(10.31.) Management Support and Marketing Agreement dated October 1, 1998, by and between DPMI and Ultramed, L.C.

(10.32.) Full Service Management Agreement dated October 1, 1998, by and between DPMI and Vista

(10.33.) Real Estate Lien Note dated September 1, 1998, in the principal amount of $1,400,000.00 from the Company to Vista.

(10.34.) Warranty Deed with Vendor's Lien from Vista to the Company dated September 1, 1998, relating to 4.5799 acres of land in Pasadena, Texas.

(10.35.)     Deed of Trust dated September 1, 1998 from the Company regarding
             4.5799 acres of land in Pasadena, Texas.

(10.36.) AIA Construction Contract dated April 13, 1998, by and between the Company and Beck Ford Construction, Inc. for construction of the Hospital for approximately $2,500,000.

(21.0)       Listing of subsidiaries of the Company

(27.)        Financial Data Schedule.

--------------------------

** All Exhibits denoted with double asterisks were filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, Commission File No. 0-20554.

*** All Exhibits denoted with triple asterisks were filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, Commission File No. 0-20554.