Form 10QSB
period 1998-11-30
DYNACQ INTERNATIONAL INC
filed 1999-01-14
CIK 890908

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1998

                                       or

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

Title of Each Class                             Outstanding at  January 13, 1998
Common Stock, $0.001  par value                 3,280,589 shares

Transitional Small Business Disclosure Format (check one)
     Yes [ ]     No [X]

PART I. - FINANCIAL INFORMATION
ITEM I. - FINANCIAL STATEMENTS

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                   (Unaudited)             (Audited)
                                     ASSETS
                                                                                   NOVEMBER 30,             AUGUST 31
                                                                                       1998                    1998
------------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
   Cash                                                                              2,719,923               2,413,257
    Restricted short-term investments                                                   30,000                  30,000
    Receivable (Net of Allowance for
         Doubtful Accounts)                                                          1,392,309               1,665,349
     Inventory                                                                          28,608                  29,608
     Due from related party                                                             15,826                  15,856
------------------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                 4,186,666               4,154,070

FIXED ASSETS - NET                                                                   5,493,240               5,212,841
OTHER ASSETS                                                                           240,706                 245,145
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         9,920,612               9,612,056
====================================================================================================================================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable                                                                   181,422                 187,817
    Accrued Liabilities                                                                273,862                 311,354
    Notes Payable                                                                      250,000                 250,000
    Current Maturity of Notes Payable                                                  202,716                 242,612
    Income Taxes Payable                                                               401,306                 465,306
    Deferred Income Taxes Payable                                                      186,000                 186,000
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                            1,495,306               1,643,089

LONG-TERM DEBT, NET OF CURRENT MATURITY                                                954,144                 954,144
DEFERRED FEDERAL INCOME TAX PAYABLE                                                    290,690                 133,000
MINORITY INTERESTS IN SUBSIDIARY                                                     1,096,088               1,077,305

STOCKHOLDERS' EQUITY:
    Preferred Stock, $0.01 Par Value,
      5,000,000 Shares Authorized,
      None Issued or Outstanding
    Common Stock, $0.001 Par Value,
      300,000,000 Shares Authorized
      After 8 to 1 & 4 to 1 reverse stock split,
      3,606,628 Shares Issued and
       Outstanding                                                                       3,607                   3,607
    Additional Paid In Capital                                                       3,552,761               3,552,761
    Retained Earnings                                                                3,165,261               2,874,049
LESS TREASURY STOCK; 326,039 shares at cost                                           (637,245)               (625,899)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                           6,084,384               5,804,518
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           9,920,612               9,612,056
====================================================================================================================================

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                NOVEMBER 30
                                                                                       1998                     1997
------------------------------------------------------------------------------------------------------------------------------------
INCOME                                                                              2,417,625                2,270,561
COST OF SALE                                                                           98,090                  129,108
------------------------------------------------------------------------------------------------------------------------------------
    GROSS PROFIT                                                                    2,319,535                2,141,453


LESS EXPENSES:
     Contract payments to physicians                                                  393,258                  423,353
     Compensation and benefits                                                        492,483                  553,373
     Medical Supplies                                                                 296,187                  150,906
     Other general and administrative expense                                         385,660                  399,786
     Depreciation and Amortization                                                    124,402                  121,565
     Rent and occupancy                                                               111,555                   38,355
     Interest                                                                          33,390                   31,791
------------------------------------------------------------------------------------------------------------------------------------
      Total Expenses                                                                1,836,935                1,719,129
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM OPERATIONS                                                     482,600                  422,324
MINORITY INTERESTS IN (PROFITS)/LOSS
OF SUBSIDIARY                                                                         (33,698)                 (77,122)

LESS PROVISION FOR FEDERAL INCOME TAXES
    Current                                                                                 0                        0
    Deferred                                                                          157,690                  117,363
------------------------------------------------------------------------------------------------------------------------------------
    Total Income Taxes                                                                157,690                  117,363
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                     291,212                  227,839
====================================================================================================================================
NET INCOME (LOSS) PER SHARE:
    INCOME BEFORE PROVISION FOR
           FEDERAL INCOME TAX                                                           0.129                    0.100
    PROVISION FOR FEDERAL INCOME TAX                                                    0.045                    0.034
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                              0.084                    0.066
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                       3,467,542                3,467,542

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED NOVEMBER 30
                                 (UNAUDITED)

                                                                                        1998              1997
------------------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
USED BY OPERATING ACTIVITIES:

Net Income (Loss)                                                                     291,212             227,839
ADD:  ITEMS NOT REQUIRING CASH:
           DEPRECIATION                                                               124,402             121,565

Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
    (Increase) Decrease in Accounts Receivable                                        273,040             533,814
    (Increase) Decrease in Inventory                                                    1,000               1,053
    (Increase) Decrease in Other Current Assets                                             0                   0
    (Increase) Decrease in Due from related party                                          30              15,400
    (Increase) Decrease in Other Assets                                                 4,439            (167,914)
    Increase (Decrease) in Accounts Payable                                            (6,395)            158,275
    Increase (Decrease) in Accrued Liabilities                                        (37,492)           (550,251)
    Increase (Decrease) in Current Notes Payable                                      (39,896)            (36,241)
    Increase (Decrease) in Current Income Taxes                                       (64,000)                  0
    Increase (Decrease) in Deferred Income Taxes                                      157,690             117,282
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities                                      704,030             420,822

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of Fixed Assets                                                         (404,801)             (7,814)
    (Decrease) Increase of Minority Interests
     in subsidiary                                                                     18,783              77,122
------------------------------------------------------------------------------------------------------------------------------------
    Net Cash Provided (Used) by Investing Activities                                 (386,018)             69,308

CASH FLOW FROM FINANCING ACTIVITIES:
    Retirement of Long-Term Debt                                                            0                   0
    Acquisition of treasury stock                                                     (11,346)                  0
------------------------------------------------------------------------------------------------------------------------------------
    Net Cash Provided (Used) by Financing Activities                                  (11,346)                  0
------------------------------------------------------------------------------------------------------------------------------------
      Net Increase/(Decrease) in Cash                                                 306,666             490,130

CASH BALANCE AT BEGINNING OF YEAR                                                   2,413,257           1,031,981
------------------------------------------------------------------------------------------------------------------------------------
CASH BALANCE AT END OF THE QUARTER                                                  2,719,923           1,522,111
====================================================================================================================================

                           DYNACQ INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 1998
                                  (UNAUDITED)

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Dynacq International, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements at August 31, 1998.
Operating results for the three months period ended November 30,1998 are not necessarily indicative of the results that may be expected for the year ending August 31, 1999.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
          COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 1998
          TO THE THREE MONTHS ENDED NOVEMBER 30, 1997

Consolidated revenues for the three months ended November 30, 1998 increased $147,000 or 6% from that for the corresponding previous quarter ended November 30, 1997. Notwithstanding this insignificant increase in consolidated revenues, there were a number of significant increases and decreases in the component revenue categories. For instance, revenue attributable to Doctors Practice Management, Inc. ("DPMI") decreased $680,000 or 80% from the corresponding previous quarter due to fewer physicians under management. Revenue attributable to home infusion therapy operations decrease $202,770 or 68% in the current quarter due to lower patient load as a result of fewer referrals and lower reimbursable insurance charges per patient compared to the corresponding quarter of the previous fiscal year. Revenue attributable to Vista operations significantly increased by $1,029,000 or 92% from the corresponding previous quarter due to increased in patient referrals, primarily as a result of the marketing effort.

Consolidated costs of sale for the three months ended November 30, 1998 decreased $31,018 or 24% from that for the corresponding previous quarter ended November 30, 1997, was primarily attributable to the decreased home infusion operations.

Consolidated operating expenses for the three months ended November 30, 1998 increased $117,806 or 7% from that for the corresponding previous quarter ended November 30, 1997 primarily due to increase in activities of Vista. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:
(1) The decrease in contract services of $30,095 or 7% was primarily attributable to DPMI, which has fewer physicians under management in the current quarter.
(2) The decrease in salaries expenses of $60,890 or 11% was primarily attributable to DPMI, which has fewer activities in the current quarter.
(3) The increase in medical supplies expense of $145,281 or 96% was primarily due to Vista, which has more activities in the current quarter.
(4) The increase in rent and occupancy expense of $77,819 or 245% was primarily due to including the property maintenance expense of $21,740, property insurance of $8,300 and property taxes of $41,000, which were included in the Other General & Administrative Expense category in the corresponding previous quarter.



                              FINANCIAL CONDITION
COMPARISON OF THE BALANCE SHEETS AT THREE MONTHS ENDED NOVEMBER 30, 1998 TO THE AUDITED BALANCE SHEET AT FISCAL YEAR ENDED AUGUST 31, 1998.
Consolidated cash for the three months ended November 30, 1998 increased $306,666 or 13% from that of the previous audited balance sheet ending August 31, 1998 was due to $704,030 provided by operating activities, $386,018 used by investing activities and $11,346 used by financing activities. Consolidated accounts receivable for the three months ended November 30, 1998 decreased $273,040 or 16% from that of the previous audited balance sheet ended August 31, 1998 due to the collection of accounts receivable.

Liquidity and Capital Resources
Working Capital of $2,691,360 at November 30, 1998 increased $180,379 or 7% from working capital at August 31, 1998 primarily due to decrease in accounts receivable and increase in cash. At November 30, 1998, the Company maintained a liquid position evidenced by a current ratio of 2.80 to 1 and total debt to equity of 0.63 to 1.
Management believes that available cash funds and funds generated from operations will be sufficient for the Company to finance working capital requirements for the foreseeable future and to meet its payment obligations on its long-term indebtedness.
Inflation. Inflation has not significantly impacted the Company's financial position or operations.
Forward-Looking Information. Information in this Form 10-QSB contains forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. When used in this Form 10-QSB, words such as "anticipate", "believe", "estimate", "expect", "intend", "will", "will be" and similar expressions, as they related to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, and are subject to certain risks, uncertainties, and assumptions relating to the operations and results of operations of the Company, competitive factors and pricing pressures, costs of products and services, general economic conditions, and the acts of third parties, as well as other factors described in this Form 10-QSB, and, from time to time, in the Company's periodic earnings releases and other reports filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, intended, or will be or the like.

PART II.
ITEM 1. - LEGAL PROCEEDINGS

          The Company is not a party to any material litigation.

ITEM 2. - CHANGES IN SECURITIES
          None

ITEM 3. - DEFAULT UPON SENIOR SECURITIES
          None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5. - OTHER INFORMATION

          The Company bought back 2,000 shares of its own stock in the open market at a price of $2.375 on October 1, 1998.

          The Company bought back 2,694 shares of its own stock in the open market at a price of $2.4375 on October 2, 1998.

          The Company bought back 4,900 shares of its own stock in the open market at a price of $2.4375 on October 6, 1998.

          The Company bought back 1,500 shares of its own stock in the open market at a price of $2.4375 on October 8, 1998.

          The Company sold 20,000 shares of its own stock in the open market at a price of $2.4375 on October 16, 1998.

          The Company bought back 534 shares of its own stock in the open market at a price of $2.4375 on October 16, 1998.

          The Company bought back 1,700 shares of its own stock in the open market at a price of $2.43 on October 19, 1998.

          The Company bought back 1,250 shares of its own stock in the open market at a price of $2.375 on December 9, 1998.

          The Company bought back 2,000 shares of its own stock in the open market at a price of $2.4375 on December 10, 1998.

          Pursuant to the Company's Incentive Stock Option Plan, options to purchase 88,000 shares were granted on January 4, 1999, which number includes 24,000 options granted to Philip Chan, chief financial officer and 30,000 options granted to Glenn Rodriguez, President of Vista Healthcare, Inc. The remaining options were granted to approximately 5 employees of the Company and its subsidiaries. These options are exercisable at $2.375 and expire on January 3, 2004.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
                 None


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                DYNACQ INTERNATIONAL, INC.



DATE:  January 14, 1999                         BY: /s/ Philip Chan
                                                    Philip Chan
                                                    VP-Finance/Treasurer &
                                                    Chief Financial Officer

                                EXHIBIT INDEX



EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------

 27                        Financial Data Schedule