Form 10QSB
period 1999-02-28
DYNACQ INTERNATIONAL INC
filed 1999-04-13
CIK 890908

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-QSB
(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 1999

                                      or

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

Title of Each Class                         Outstanding at  February 28, 1999
Common Stock, $0.001  par value             3,296,045 shares


   Transitional Small Business Disclosure Format (check one)
   Yes ______         No X

                                                           Page 1 of  9
PART I. - FINANCIAL INFORMATION
ITEM I. - FINANCIAL STATEMENTS
             DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)     (Audited)
                                    ASSETS
                                                  FEBRUARY 28,    AUGUST 31,
                                                     1999           1998
--------------------------------------------------------------------------------
CURRENT ASSETS:
  Cash                                              2,193,989      2,413,257
    Restricted Short-Term Investments                  30,000         30,000
    Receivable (Net of Allowance for
      Doubtful Accounts)                            1,604,660      1,665,349
    Inventory                                          34,721         29,608
    Due from Related Party                             15,826         15,856
--------------------------------------------------------------------------------
Total Current Assets                                3,879,196      4,154,070

FIXED ASSETS - NET                                  6,703,919      5,212,841
OTHER ASSETS                                          185,506        245,145
--------------------------------------------------------------------------------
TOTAL ASSETS                                       10,768,621      9,612,056
================================================================================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                    570,109        187,817
  Accrued Liabilities                                 120,974        311,354
  Notes Payable                                       250,000        250,000
  Current Portion of Notes Payable                    150,335        242,612
  Income Taxes Payable                                611,923        465,306
  Deferred Income Taxes Payable                       186,000        186,000
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                           1,889,341      1,643,089

LONG-TERM DEBT                                        928,206        954,144
DEFERRED FEDERAL INCOME TAX  PAYABLE                  165,640        133,000
MINORITY INTERESTS IN SUBSIDIARY                    1,186,986      1,077,305

STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.01 Par Value,
    5,000,000 Shares Authorized,
    None Issued or Outstanding
  Common Stock, $0.001 Par Value,
    300,000,000 Shares Authorized
    After 8 to 1 & 4 to 1 Reverse Stock Split,
    3,606,628 Shares Issued and
    3,296,045 Shares Outstanding                        3,607          3,607
  Additional Paid In Capital                        3,552,761      3,552,761
  Retained Earnings                                 3,681,055      2,874,049
LESS TREASURY STOCK: 310,583 shares at cost          (638,975)      (625,899)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                          6,598,448      5,804,518
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         10,768,621      9,612,056
================================================================================

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 FEBRUARY 28                   FEBRUARY 28
                                             1999           1998           1999           1998
----------------------------------------------------------------------------------------------------
INCOME                                    3,235,153      2,336,093      5,652,778      4,606,654
COST OF SALE                                100,673        183,289        198,763        312,397
----------------------------------------------------------------------------------------------------
  GROSS  PROFIT                           3,134,480      2,152,804      5,454,015      4,294,257

LESS EXPENSES:
  Contract payments to physicians           565,810        485,320        959,068        908,673
  Compensation and benefits                 490,998        437,246        983,481        990,619
  Medical supplies                          293,392        148,116        589,579        299,022
  Other general & administrative exp.       695,967        365,637      1,081,627        765,423
  Depreciation & amortization               160,898        122,355        285,300        243,920
  Rent and occupancy                         49,625        107,870        161,180        146,225
  Interest                                   29,508         32,280         62,898         64,071
----------------------------------------------------------------------------------------------------
    Total Expenses                        2,286,198      1,698,824      4,123,133      3,417,953
----------------------------------------------------------------------------------------------------
NET INCOME FROM OPERATIONS                  848,282        453,980      1,330,882        876,304
MINORITY INTERESTS IN                       (75,983)       (62,577)      (109,681)      (139,679)
(PROFIT)/LOSS OF SUBSIDIARY

LESS PROVISION FOR FEDERAL
INCOME TAXES

  Deferred                                  256,505        153,205        414,195        270,568
----------------------------------------------------------------------------------------------------
  Total Income Taxes                        256,505        153,205        414,195        270,568
----------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                           515,794        238,198        807,006        466,057
====================================================================================================
NET INCOME (LOSS) PER COMMON SHARE:
BASIC EARNINGS (LOSS) PER SHARE               0.156          0.072          0.245          0.141
DILUTED EARNINGS (LOSS) PER SHARE             0.149          0.069          0.232          0.134

----------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARE-BASIC              3,296,045      3,296,045      3,296,045      3,296,045
WEIGHTED AVERAGE SHARE-DILUTED            3,471,177      3,471,177      3,471,177      3,471,177
                                             (1)            (1)            (1)            (1)

(1)(AS ADJUSTED FOR 4 TO 1 REVERSE
   STOCK SPLIT EFFECTIVE FEBRUARY 10, 1998
   AND 310,583 POST 4 TO 1 REVERSE SPLIT
   TREASURY SHARES.)

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX  MONTHS ENDED FEBRUARY 28
                                  (UNAUDITED)
                                                            1999         1998
--------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
USED BY OPERATING ACTIVITIES:


Net Income (Loss)                                          807,006      466,057
ADD:  ITEMS NOT REQUIRING CASH:
      DEPRECIATION                                         285,300      243,920

Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  (Increase) Decrease in Accounts Receivable                60,689      368,355
  (Increase) Decrease in Inventory                          (5,113)       4,333
  (Increase) Decrease in Other Current Assets                    0            0
  (Increase) Decrease in Due from Related Party                 30       15,400
  Increase (Decrease) in Accounts Payable                  382,292     (313,978)
  Increase (Decrease) in Accrued Liabilities              (190,380)    (444,533)
  Increase (Decrease) in Current Notes Payable             (92,277)     (30,018)
  Increase (Decrease) in Current Income Taxes              146,617            0
  Increase (Decrease) in Deferred Income Taxes              32,640      277,999
--------------------------------------------------------------------------------
Net Cash Provided/(Used) by Operating Activities         1,426,804      587,535

CASH FLOW FROM INVESTING ACTIVITIES:
  (Purchase)/Dispose of Fixed Assets                    (1,776,378)     (96,445)
  (Purchase)/Amortization of Other Assets                   59,639      (78,292)
  (Decrease)/Increase of Minority Interests                109,681      128,079
  in subsidiary
--------------------------------------------------------------------------------
  Net Cash Provided/(Used) by Investing Activities      (1,607,058)     (46,658)

CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowing/(Retirement) of Long -Term Debt                (25,938)     437,726
  Issuance of Common Stock                                       0      (10,628)
  Issuance of Paid In Capital                                    0      100,631
  Acquisition of Treasury Stock                            (13,076)    (517,500)
--------------------------------------------------------------------------------
  Net Cash Provided/(Used) by Financing Activities         (39,014)      10,229
--------------------------------------------------------------------------------

  Net Increase/(Decrease) in Cash                         (219,268)     551,106

CASH BALANCE AT BEGINNING OF YEAR                        2,413,257    1,031,981
--------------------------------------------------------------------------------
CASH BALANCE AT END OF THE QUARTER                       2,193,989    1,583,087
================================================================================

                          DYNACQ INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1999
                                  (UNAUDITED)


NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Dynacq International, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements at August 31, 1998. Operating results for the six months period ended February 28,1999 are not necessarily indicative of the results that may be expected for the year ending August 31, 1999.


Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
          COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 1999
          TO THE THREE MONTHS ENDED FEBRUARY 28, 1998

Consolidated revenues for the three months ended February 28, 1999 increased $899,060 or 39% from that for the corresponding previous quarter ended
February 28, 1998. Notwithstanding this significant increase in consolidated revenues, there were a number of significant increases and decreases in the component revenue categories. For instance, while Doctor's Practice Management, Inc. ("DPMI") generated $871,165 revenues in the corresponding quarter of the previous fiscal year, it only generated $737,753 revenues in the current quarter, a reduction of $133,411 or 15% due to fewer physicians under management. Revenue attributable to home infusion therapy operations in the current quarter decreased $86,400 or 22% compared to the corresponding quarter of the previous fiscal year. Rental revenue increased $40,000 and revenue attributable to Vista operations increased $1,078,500 or 82% from that of the prior fiscal year due to more patient referrals.

Consolidated costs of sale for the three months ended February 28, 1999 decreased $82,616 or 45% from that for the corresponding previous quarter ended February 28, 1998, was primarily attributable to the home infusion therapy operations, which has decreased activities in the current quarter.

Consolidated operating expenses for the three months ended February 28, 1999 increased $587,734 or 35% from that for the corresponding previous quarter ended February 28, 1998 primarily due to increase in activities of Vista. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:

(1) The increase in other general and administrative expense of $330,330 or 90% was primarily attributable to the increase in management and consulting fee paid to outside management company for overall operation improvement and enhancement in the current quarter.
(2) The increase in compensation and benefits expenses of $53,752 or 12%, of which $26,000 was attributable to Vista as a result of increase in activities, and the remaining $27,000 was attributable to DPMI, which has employed personnel for the new hospital to be opened in the third quarter.
(3) The increase in medical supplies expense of $145,276 or 98% was primarily attributable to Vista, which has increased activities in the current quarter.
(4) The decrease in rent and occupancy expenses of $58,245 or 54% was primarily due to incurring of less rent expense by DPMI for fewer physicians under management in the current quarter.

          COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 1999
          TO THE SIX MONTHS ENDED FEBRUARY 28, 1998.

Consolidated revenues for the six months ended February 28, 1999 increased $1,046,124 or 23% from that for the corresponding period ended February 28 of the previous fiscal year. Notwithstanding this moderate increase in consolidated revenues, there were a number of significant increases and decreases in the component revenue categories. For instance, while DPMI generated $1,483,102 revenues in the corresponding previous period of fiscal 1998, it only generated $676,624 revenues in the current period, a reduction of $806,478 or 54% due to fewer physicians under management. Revenue attributable to home infusion therapy operations decreased $294,593 or 43% in the current period due to lower patient load as a result of fewer referrals and lower reimbursable insurance charges per patient compared to the corresponding period of the previous fiscal year. Revenues attributable to Vista operations increased $2,107,583 or 86% from that of the prior year due to more patient referrals.

Consolidated costs of sale for the six months ended February 28, 1999 decreased $113,634 or 36% from that for the corresponding period ended February 28 of the previous fiscal year, primarily attributable to the home infusion operations, which has decreased activities in the period.

Consolidated operating expenses for the six months ended February 28, 1999 increased $705,180 or 21% from that for the corresponding period ended
February 28 of the previous fiscal year. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:
(1) The increase in other general and administrative expense of $316,204 or 41% was primarily attributable to the increase in management and consulting fee paid to outside management company for overall operation improvement and enhancement in the current period.
(2) The increase in medical supplies expense of $290,557 or 97% was primarily attributable to Vista, which had increased activities in the current period.


                              FINANCIAL CONDITION
COMPARISON OF THE BALANCE SHEETS AT SIX MONTHS ENDED FEBRUARY 28, 1999 TO THE AUDITED BALANCE SHEET AT FISCAL YEAR ENDED AUGUST 31, 1998.

Consolidated cash for the six months ended February 28, 1999 decreased $219,268 or 9% from that of the previous audited balance sheet ending August 31, 1999 was due to $1,426,804 provided by operating activities, $1,607,058 used by investing activities and $39,014 used by financing activities. Consolidated accounts payable and accrued liabilities for the six months ended February 28, 1999 increased $191,912 or 25% from that of the previous audited balance sheet ended August 31, 1998 due to incurring of new payable.

Liquidity and Capital Resources

The Company maintained sufficient liquidity in fiscal 1999 and 1998 to meet its business needs. The Company had working capital of $1,989,855 at February 28, 1999 which decreased $521,126 or 21% from working capital at August 31, 1998 primarily due to decrease in cash, and funding for the construction of the hospital. At February 28, 1999, the Company maintained a liquid position evidenced by a current ratio of 2 to 1 and total debt to equity of 0.63 to 1. The Company expects to have positive cash flow from operations for fiscal 1999.

The Company is actively targeting opportunities to expand in the outpatient surgical clinic markets by acquisition of existing facilities or the construction of new facilities. The Company will be required to fund approximately $3,500,000 to construct and equip the hospital of which approximately $2,100,000 has been paid. The Company expects to fund the balance from cash-on-hand and internally generated funds. The Company believes it has the ability to borrow funds if necessary to meet its capital needs. However, there can be no assurance that the Company will have sufficient funds available to meet all of its capital needs.

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

ITEM 2. - CHANGES IN SECURITIES
          None

ITEM 3. - DEFAULT UPON SENIOR SECURITIES
          None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5. - OTHER INFORMATION

          On April 8, 1999, the Company purchased back 4,000 post 4 to 1 Reverse Split shares at $3.756 per share for a total purchase price of $15,022.79 as treasury shares.

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

Year 2000 Compliance Issues. The Company is currently evaluating its entire operation as a result of potential problems associated with Year 2000. The Company's personnel are evaluating all areas for compliance issues and are developing correction plans if necessary. Some internal areas and processes being evaluated include initial charge entry through billing and collections; accounts payable invoice receipt through processing and payment; bank processing of receipts and disbursements; computer hardware and software functionality; and time and/or date-sensitive office and medical equipment functionality. At present, the Company does not anticipate any material disruption in its operations or significant costs to be incurred to attain compliance. There can be no assurance, however, that the Company will identify or adequately assess all aspects of its business that may be effected. Due to this uncertainty, a contingency plan will be developed as each area is evaluated to minimize any negative impact to the Company. The Company is in the process of soliciting information concerning the Year 2000 compliance status of its payers (including the Medicare and Medicaid government programs), suppliers, and customers. In the event that any of the Company's significant payers, suppliers, or customers do not successfully and timely achieve Year 2000 compliance, the Company's business and/or operations could be adversely affected.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            DYNACQ INTERNATIONAL, INC.



DATE:  April 13, 1999                       BY: /s/ Philip Chan
                                                Philip Chan
                                                VP-Finance/Treasurer &
                                                Chief Financial Officer