Form 10QSB
period 1999-05-31
DYNACQ INTERNATIONAL INC
filed 1999-07-15
CIK 890908

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1999

                                      or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [_].

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dates.

Title of Each Class                              Outstanding at  June 25, 1999
Common Stock, $0.001  par value                  3,289,045 shares

     Transitional Small Business Disclosure Format (check one)
     Yes [_]    No [X]

                                                                    Page 1 of  9
PART I. - FINANCIAL INFORMATION
ITEM I. - FINANCIAL STATEMENTS
            DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS
                                                        (Unaudited)   (Audited)
          ASSETS
                                                           May 31,    August 31,
                                                            1999         1998
CURRENT ASSETS:
 Cash                                                    1,987,623    2,413,257
  Restricted  Short-Term Investments                        30,000       30,000
  Receivable (Net of Allowance for
      Doubtful Accounts)                                 1,602,752    1,665,349
   Inventory                                                34,610       29,608
   Due from Related Party                                   15,826       15,856
--------------------------------------------------------------------------------
Total Current Assets                                     3,670,811    4,154,070

FIXED ASSETS - NET                                       8,382,416    5,212,841
OTHER ASSETS                                               185,887      245,145
--------------------------------------------------------------------------------
TOTAL ASSETS                                            12,239,114    9,612,056
--------------------------------------------------------------------------------

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                       1,048,934      187,817
  Accrued Liabilities                                      277,399      311,354
  Notes Payable                                            250,000      250,000
  Current Portion of Notes Payable                         150,335      242,612
  Income Taxes Payable                                     524,506      465,306
  Deferred Income Taxes Payable                            312,555      186,000
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                2,563,729    1,643,089
LONG-TERM DEBT                                             866,802      954,144
DEFERRED FEDERAL INCOME TAX  PAYABLE                       501,916      133,000
MINORITY INTERESTS IN SUBSIDIARY                         1,185,628    1,077,305

STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.01 Par Value,
    5,000,000 Shares Authorized,
    None Issued or Outstanding
  Common Stock, $0.001 Par Value,
    300,000,000 Shares Authorized
    After 8 to 1 & 4 to 1 Reverse Stock Split,
     3,606,628 Shares Issued and
     3,289,045 Shares Outstanding                            3,607        3,607
  Additional Paid In Capital                             3,552,761    3,552,761
  Retained Earnings                                      4,234,367    2,874,049
LESS TREASURY STOCK: 317,583 shares at cost               (669,696)    (625,899)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                               7,121,039    5,804,518

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              12,239,114    9,612,056
================================================================================

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 May 31                   May 31
                                           1999         1998         1999        1998
----------------------------------------------------------------------------------------
INCOME                                  4,346,327    2,142,551    9,999,105    6,749,205
COST OF SALE                              133,749       95,863      332,512      408,260
----------------------------------------------------------------------------------------
 GROSS PROFIT                           4,212,578    2,046,688    9,666,593    6,340,945

LESS EXPENSES:
 Contract payments to physicians          105,316      293,662    1,064,384    1,202,335
 Compensation and benefits                815,781      418,474    1,799,262    1,409,093
  Medical supplies                        558,079      397,439    1,147,658      696,461
  Other general & administrative
   exp.                                 1,551,558      297,250    2,633,185    1,062,673
  Depreciation & amortization             152,257      129,615      437,557      373,535
  Rent and occupancy                      114,158       74,165      275,338      220,390
  Interest                                 43,026       50,146      105,924      114,217
----------------------------------------------------------------------------------------
   Total Expenses                       3,340,175    1,660,751    7,463,308    5,078,704
----------------------------------------------------------------------------------------
NET INCOME FROM OPERATIONS                872,403      385,937    2,203,285    1,262,241
MINORITY INTERESTS IN
(PROFIT)/LOSS OF SUBSIDIARY                 1,358      (21,136)    (108,323)    (160,815)

LESS PROVISION FOR FEDERAL
INCOME TAXES
 Current                                        0      310,200            0      310,200
 Deferred                                 320,449     (148,218)     734,644      122,350
----------------------------------------------------------------------------------------
 Total Income Taxes                       320,449      161,982      734,644      432,550
----------------------------------------------------------------------------------------
NET INCOME (LOSS)                         553,312      202,819    1,360,318      668,876
NET INCOME (LOSS) PER COMMON SHARE:
----------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE             0.168        0.061        0.414        0.202
DILUTED EARNINGS (LOSS) PER SHARE           0.160        0.061        0.393        0.202
----------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARE-BASIC            3,289,045    3,313,550    3,289,045    3,313,550
WEIGHTED AVERAGE SHARE-DILUTED          3,464,177    3,313,550    3,464,177    3,313,550
                                        (2)          (1)          (2)          (1)

(1) (AS ADJUSTED FOR 4 TO 1 REVERSE STOCK SPLIT EFFECTIVE FEBRUARY 10, 1998 AND 310,583 POST 4 TO 1 REVERSE SPLIT TREASURY SHARES.)
(2) (AS ADJUSTED FOR 4 TO 1 REVERSE STOCK SPLIT EFFECTIVE FEBRUARY 10, 1998 AND 317,583 POST 4 TO 1 REVERSE SPLIT TREASURY SHARES.)

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MAY 31
                                  (UNAUDITED)

                                                               1999            1998
--------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
USED BY OPERATING ACTIVITIES:

Net Income (Loss)                                            1,360,318         668,876
ADD:  ITEMS NOT REQUIRING CASH:
           DEPRECIATION                                        437,557         373,535

Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
    (Increase) Decrease in Accounts Receivable                  62,597         490,109
    (Increase) Decrease in Inventory                           ( 5,002)            123
    (Increase) Decrease in Other Current Assets                      0         151,091
    (Increase) Decrease in Due from Related Party                   30               0
    Increase (Decrease) in Accounts Payable                    861,117          36,972
    Increase (Decrease) in Accrued Liabilities               (  33,955)       (621,706)
    Increase (Decrease) in Current Notes Payable             (  92,277)       ( 30,018)
    Increase (Decrease) in Current Income Taxes                 59,200         168,590
    Increase (Decrease) in Deferred Income Taxes               495,471         263,877
--------------------------------------------------------------------------------------
Net Cash Provided/(Used by) Operating  Activities            3,145,056       1,501,449

CASH FLOW FROM INVESTING ACTIVITIES:
    (Purchase)/Dispose of Fixed Assets                      (3,607,132)       (219,969)
    (Purchase)/Amortization of Other Assets                     59,258        (248,805)
    (Decrease)/Increase of Minority Interests                  108,323         149,215
     in subsidiary
--------------------------------------------------------------------------------------
    Net Cash Provided/(Used ) by Investing Activities       (3,439,551)       (319,559)

CASH FLOW FROM FINANCING ACTIVITIES:
    Borrowing/(Retirement) of Long -Term Debt                  (87,342)        314,835
    Issuance of Common Stock                                         0         (10,628)
    Issuance of Paid In Capital                                      0         100,631
    Acquisition of Treasury Stock                              (43,797)       (540,655)
--------------------------------------------------------------------------------------
     Net Cash Provided/(Used) by Financing Activities         (131,139)       (135,817)
--------------------------------------------------------------------------------------

      Net Increase/(Decrease) in Cash                         (425,634)      1,046,073

CASH BALANCE AT BEGINNING OF YEAR                            2,413,257       1,031,981
--------------------------------------------------------------------------------------
CASH BALANCE AT END OF THE QUARTER                           1,987,623       2,078,054
--------------------------------------------------------------------------------------

                          DYNACQ INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1999
                                  (UNAUDITED)


NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Dynacq International, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements at August 31, 1998. Operating results for the nine months period ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ending August 31, 1999.


Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        COMPARISON OF THE THREE MONTHS ENDED MAY 31, 1999 TO THE THREE MONTHS ENDED MAY 31, 1998

Consolidated revenues for the three months ended May 31, 1999 increased $2,203,776 or 103% from that for the corresponding previous quarter ended May 31, 1998. Notwithstanding this significant increase in consolidated revenues, there were a number of significant increases and decreases in the component revenue categories. For instance, while Doctor's Practice Management, Inc. ("DPMI") had no significant increase or decrease in revenues from the corresponding quarter of the previous fiscal year. Revenue attributable to home infusion therapy operations in the current quarter increased $137,740 or 92% compared to the corresponding quarter of the previous fiscal year due to more patient load. Rental revenue increased $34,930 and revenue attributable to Vista operations increased $1,998,080 or 144% from that for the prior fiscal year due to more patient referrals. The hospital which opened in May recorded $32,940 revenue.

Consolidated costs of sale for the three months ended May 31, 1999 increased $37,886 or 40% from that for the corresponding previous quarter ended May 31, 1998, was primarily attributable to the home infusion therapy operations, which has increased activities in the current quarter.

Consolidated operating expenses for the three months ended May 31, 1999 increased $1,679,424 or 101% from that for the corresponding previous quarter ended May 31, 1998 primarily due to increase in activities of Vista and the opening of the new hospital. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:

(1) The decrease in contract payments to physicians of $188,346 or 64% was primarily attributable to the decrease in activities of DPMI in the current quarter.
(2) There was an increase of $397,307 or 95% in compensation and benefits expenses, of which $135,930 was attributable to Vista as a result of increase in activities, and the remaining balance of $261,370 was attributable to the hospital which has opened in May.
(3) The increase in medical supplies expense of $160,640 or 40%, of which $135,170 was attributable to Vista, which has increased activities in the current quarter, and the balance of 25,460 was attributable to the hospital.
(4) The increase in other general and administrative expenses of $1,254,308 or 422%, of which $97,320 was attributable to the hospital , and the balance of the increase was primarily attributable to the increase in management and consulting fee paid to outside management company for overall operation improvement and enhancement in the current quarter.
(5) The increase in rent and occupancy expenses of $39,993 or 54% was primarily due to operating the hospital in the current quarter.

Net Income increased $350,493 or 173% from $202,819 in the corresponding quarter of the previous fiscal year to $553,312 in the current quarter.

Basic earnings per share increased $0.107 per share or 175% from $0.061 per share in the corresponding quarter of the previous year to $0.168 per share in the current quarter.

Fully diluted earnings per share increased $0.099 per share or 162% from $0.061 per share in the corresponding quarter of the previous year to $0.160 per share in the current quarter.

      COMPARISON OF THE NINE MONTHS ENDED MAY 31, 1999
      TO THE NINE MONTHS ENDED MAY 31, 1998.

Consolidated revenues for the nine months ended May 31, 1999 increased $3,249,900 or 48% from that for the corresponding period ended May 31 of the previous fiscal year. Notwithstanding this significant increase in consolidated revenues, there were a number of significant increases and decreases in the component revenue categories. For instance, while DPMI generated $2,088,300 revenues in the corresponding previous period of fiscal 1998, it only generated $1,180,729 revenues in the current period, a reduction of $907,571 or 43% due to fewer physicians under management. Revenue attributable to home infusion therapy operations decreased $71,840 or 9% in the current period due to lower patient load as a result of fewer referrals and lower reimbursable insurance charges per patient compared to the corresponding period of the previous fiscal year. Revenues attributable to Vista operations increased $4,105,750 or 107% from that for the corresponding period of the prior fiscal year due to more patient referrals, and rental revenue increased $123,560 from that for the corresponding period of the prior fiscal year due to some physicians still remain in the premises after the termination of their practice management agreements.

Consolidated costs of sale for the nine months ended May 31, 1999 decreased $75,748 or 19% from that for the corresponding period ended May 31 of the previous fiscal year, primarily attributable to the home infusion operations, which has decreased activities in the current period.

Consolidated operating expenses for the nine months ended May 31, 1999 increased $2,384,604 or 47% from that for the corresponding period ended May 31 of the previous fiscal year. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:

(1) The decrease in contract payments to physicians expense of $137,951 or 11% was primarily attributable to DPMI, which had fewer physicians under management in the current period.
(2) The increase in compensation and benefits expense of $390,169 or 28%, of which $128,800 was attributable to Vista as a result of increase in activities, and the remaining balance of $261,370 was attributable to the hospital, which has opened in May.
(3) The increase in medical supplies expense of $451,197 or 65%, of which $425,730 was attributable to Vista, which has increased activities in the current period, and the balance of $25,460 was attributable to the hospital, which has opened in May.
(4) The increase in other general and administrative expenses of $1,570,512 or 148%, of which $93,720 was attributable to the hospital, and the remaining balance of the increase was primarily attributable to the increase in management and consulting fee paid to outside management company for overall operation improvement and enhancement in the current period.
(5) The increase in rent and occupancy expense of $54,948 or 25% was primarily due to the operating of the hospital in the current period.

Net Income increased 691,442 or 103% from $668,876 in the corresponding period of the previous fiscal year to $1,360,318 in the current period.

Basic Earnings per share increased $0.212 per share or 105% from $0.202 per share in the corresponding period of the previous fiscal year to $0.414 per share in the current period.

Fully diluted earnings per share increased $0.191 per share or 95% from $0.202 per share in the corresponding period of the previous fiscal year to $0.393 per share in the current period.

                         FINANCIAL CONDITION
COMPARISON OF THE BALANCE SHEETS AT NINE MONTHS ENDED MAY 31, 1999 TO THE AUDITED BALANCE SHEET AT FISCAL YEAR ENDED AUGUST 31, 1998.

Consolidated cash for the nine months ended May 31, 1999 decreased $425,634 or 17% from that of the previous audited balance sheet ending August 31, 1998 was due to $3,145,056 provided by operating activities, $3,439,551 used by investing activities and $131,139 used by financing activities. Consolidated accounts payable and accrued liabilities for the nine months ended May 31, 1999 increased $827,162 or 166% from that for the previous audited balance sheet ended
August 31, 1998 due to incurring of new payable.


Liquidity and Capital Resources

The Company maintained sufficient liquidity in fiscal 1999 and 1998 to meet its business needs. The Company had working capital of $1,107,082 at May 31, 1999 which decreased $1,403,899 or 56% from working capital at August 31, 1998 primarily due to decrease in cash, and funding for the construction of the hospital. At May 31, 1999, the Company maintained a liquid position evidenced by a current ratio of 1.43 to 1 and total debt to equity of 0.72 to 1. The Company expects to have positive cash flow from operations for fiscal 1999.

The Company is actively targeting opportunities to expand in the outpatient surgical clinic markets by acquisition of existing facilities or the construction of new facilities. The Company will be required to fund approximately $5,500,000 to construct and equip the hospital of which approximately $4,715,000 has been paid. The Company expects to fund the balance from cash-on-hand and internally generated funds. The Company believes it has the ability to borrow funds if necessary to meet its capital needs. However, there can be no assurance that the Company will have sufficient funds available to meet all of its capital needs.

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

ITEM 2. - CHANGES IN SECURITIES
          None

ITEM 3. - DEFAULT UPON SENIOR SECURITIES
          None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5. - OTHER INFORMATION

          On April 28, 1999, the Company purchased back 1,400 post 4 to 1 Reverse Split shares at $4.02 per share for a total purchase price of $5,629.50 as treasury shares.

          On April 29,1999, the Company purchased back 1,000 post 4 to 1 Reverse Split shares at $4.03 per share for a total purchase price of $4,029.50 as treasury shares.

          On May 17, 1999, the Company sold 900 post 4 to 1 Reverse Split shares at $4.31 per share for a total selling price of $3,875.58

          On May 17, 1999, the Company sold 900 post 4 to 1 Reverse Split shares at $4.47 per share for a total selling price of $4,020.36

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


                                      DYNACQ INTERNATIONAL, INC.



DATE: July 15, 1999                   BY: /s/ Philip Chan
                                          Philip Chan
                                          VP-Finance/Treasurer &
                                           Chief Financial Officer