Form 10KSB
period 1999-08-31
DYNACQ INTERNATIONAL INC
filed 1999-11-29
CIK 890908

                                  FORM 10-KSB
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal year ended             August 31, 1999
                                ------------------------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _______________________
     Commission file number                   0-20554
                                ------------------------------------------------

                          DYNACQ INTERNATIONAL, INC.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in its charter)

               NEVADA                                     76-0375477
---------------------------------------     ------------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation of organization)                    Identification No.)

  10304 INTERSTATE 10 EAST, SUITE 369
            HOUSTON, TEXAS                                  77029
---------------------------------------     ------------------------------------
   (Address of principal executive                       (Zip Code)
              offices)

Issuer's telephone number, including
           area code                                  (713) 673-6432
                                            ------------------------------------
          Securities registered pursuant to Section 12(b) of the Act:


                                                Name of each exchange on which
       Title of each class                               registered
               None                                        None
---------------------------------------     ------------------------------------
          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock - $.001 Par Value
                        ------------------------------
                               (Title of Class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No ____.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no such disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _______

     The issuer's gross revenues for the most recent fiscal year: $20,296,421

     As of November 22, 1999, there were 3,235,611 shares of the registrant's common stock, $.001 par value, issued and outstanding, 953,264 of which having an aggregate market value of approximately $9,413,482 (based on the last trade price of $9.875 as of November 22, 1999) were held by non-affiliates of the registrant. In determining the number of shares held by non-affiliates, shares held by officers, directors and the Company's majority shareholder were excluded.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None
                                     -------------

     Transitional Small Business Disclosure Format.  Yes ____.  No [X]

                                  FORM 10-KSB

                          DYNACQ INTERNATIONAL, INC.

                               TABLE OF CONTENTS

PART I.....................................................................   1
     ITEM 1.  Description of Business......................................   1
     ITEM 2.  Description of Property......................................   6
     ITEM 3.  Legal Proceedings............................................   7
     ITEM 4.  Submission of Matters to a Vote of Security Holders..........   7
PART II....................................................................   7
     ITEM 5.  Market for Common Equity and Related Stockholder Matters.....   8
     ITEM 6.  Management's Discussion and Analysis or Plan of Operation....  12
     ITEM 7.  Financial Statements.........................................  12
     ITEM 8.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.......................  12
PART III...................................................................  12
     ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act............  12
     ITEM 10. Executive Compensation.......................................  13
     ITEM 11. Security Ownership of Certain Beneficial Owners
              and Management...............................................  15
     ITEM 12. Certain Relationships and Related Transactions...............  15
     ITEM 13. Exhibits and Reports on Form 8-k.............................  15

                                    PART I


ITEM 1.  Description of Business

General

     Dynacq International, Inc., a Nevada corporation incorporated on June 16, 1989 (the "Company"), is engaged in the business of providing home infusion healthcare services and supplies to patients in their homes, the operation of an outpatient surgical facility, the operation of a medical office complex, and the management of physician practices, all located in the Houston metropolitan area. In addition, in May 1998, the Company organized Vista Community Medical Center, L.L.C., a Texas limited liability company which is 70% owned by a subsidiary of the Company ("Vista Medical"), for the purpose of operating a General Acute Care Hospital located adjacent to the "Vista Facility" (defined below), which was completed and opened in May 1999 (the "Hospital"). Unless otherwise indicated, all references to the Company herein include its subsidiaries. See Note 1.B. of Notes to Consolidated Financial Statements.

     Effective August 1, 1992, the Company commenced operations as a provider of healthcare services and supplies to patients in their homes specializing in home infusion therapy. Home infusion therapy is the administration to a patient of nutrients, antibiotics or other medications whether intravenously or through a feeding tube, usually as a continuation of treatment initiated in a hospital. While historically the Company's core business has been home infusion therapy, the Company has taken several steps during the past five (5) years to diversify its operations and use of assets, including (i) the acquisition of Vista Healthcare, Inc., a Texas corporation ("Vista") described below in August 1994 which owned and operated a 15,000 square foot outpatient surgical facility located in Pasadena, Texas (the "Vista Facility"), (ii) the formation of Doctors Practice Management, Inc., a Texas corporation ("DPMI") in March 1994, to manage physician practices, (iii) the construction and operation of a professional building completed in May 1995, and (iv) the construction and operation of the Hospital completed in May 1999.

     In September 1993, the Company's Common Stock commenced trading on the NASDAQ Small Cap System under the symbol DYII. In February 1998, the Company amended its Articles of Incorporation to effectuate a four (4) to one (1) reverse stock split in order to increase the price of its Common Stock to, among other things, maintain the listing of the Common Stock on the NASDAQ Small Cap System and to attempt to enhance the acceptability and marketability of the Common Stock.

     In 1994, the Company completed the acquisition of approximately 65% of the outstanding common stock of Vista in exchange for approximately 5% of the Company's then outstanding common stock ($.001 par value per share, the "Common Stock") issued to 30 shareholders of Vista in exchange for their shares of Vista common stock pursuant to an Exchange Agreement. Vista operates the Vista Facility, a 15,000 square foot medical clinic and outpatient surgical center in Pasadena, Texas. Vista provides a variety of surgeries, medical treatments and laboratory services on an outpatient basis. Under the Company's control, Vista continues to utilize its facilities and equipment in the same manner, however, the Company expanded the services offered and purchased new equipment. Revenues from the Vista Facility substantially increased in fiscal 1998 and 1999 and it has become the Company's largest revenue producer, exceeding the combined revenues from the Company's home infusion therapy business and revenues from the Company's management of physician practices described below.

     The Company completed construction of a 35,900 square foot medical office building adjacent to the Vista Facility in 1995 at a total cost of approximately $1,937,000 (the "Office Building.") Several of the offices in the Office Building are currently utilized by physicians with whom the Company has management contracts through its wholly-owned subsidiary DPMI. Offices are also leased to other physician practices that are not subject to management agreements with DPMI. In March 1994, the Company formed DPMI for the purpose of providing (i) fee-based management services to physicians' groups, and (ii) assistance in consolidating medical providers into integrated delivery systems. DPMI began managing Vista in January 1996. It currently has agreements to manage three (3) physician practices and it has a Management Agreement to manage the Vista Facility.

The Home Infusion Healthcare Market

     The Company's home infusion healthcare business principally involves the administration of physician-prescribed nutrients, antibiotics or other medications to patients in their homes, usually as a continuation of a treatment program initiated in a hospital and is generally comprised of Parenteral Nutrition Therapy and Antibiotic Therapy services described below. Throughout the course of treatment, a company licensed pharmacist compounds or supervises the preparation of all prescribed drugs, solutions and related supplies and answers questions concerning the prescribed therapy and the Company's services. In certain cases where the patient is incapable of self-administering the therapy, a nurse is also present at each administration of the therapy. Company nurses visit patients periodically to review training, catheter placement and compliance with the patient care plan. The Company's personnel are available to respond to patient needs 24 hours a day, seven days a week. Due to increasing competition and decreasing reimbursable charges paid by third parties, the Company is not emphasizing home infusion therapy services in its business growth strategy. See "Management's Discussion and Analysis" hereinafter referred to as "MD&A."

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

Physicians' Practice Management

     During fiscal 1999, DPMI had agreements to manage the medical practices of three physician-group practices and the Vista Facility. Each physician practice management agreement is called a "Full Service Facility and Management Agreement" (the "Management Agreement"). The Management Agreements generally require DPMI, at its expense, to: (i) act as the sole and exclusive agent of the physician or physician group for the management and administration of business functions and services related to the physicians' medical practice;
(ii) undertake marketing, billing, record keeping, collection, clerical staffing and support services; (iii) provide physical office space, facilities and equipment necessary for the physician's practice, including the repair and maintenance thereof and all utilities and supplies related thereto including licenses and permits; (iv) undertake the hiring, firing, selection, training and supervision of all non-medical personnel; (v) prepare and maintain accounting and financial records and patient files; and (vi) undertake other management and administrative functions related to the foregoing. In consideration of its services, DPMI receives a management fee ranging from 35% to 65% of revenues generated by the physicians. DPMI attempts to negotiate long-term (5 years or longer) noncancellable Management Agreements due to its large initial costs in setting up and equipping fully staffed and functional facilities for physicians. The Management Agreements may be terminated by the non-defaulting party in the event of a breach by the defaulting party. DPMI and the physicians each agree to indemnify the other for claims which may arise in connection with the performance of their respective obligations. Pursuant to the Management Agreements, DPMI is entitled to a fixed percentage of collections from the physicians' practice and is obligated to pay certain fixed categories of expenses which obligation is not limited in amount. To the extent DPMI's share of collections is not sufficient to cover its expense obligations under the Management Agreements, DPMI is obligated to pay the excess expenses and is subject to losses under the Management Agreements. The Company is not pursuing additional physician Management Agreements at this time and is concentrating its resources on the operations of the Vista Facility and the Hospital.

Outpatient Surgical Facility, Office Building and Hospital

     The Company's Vista Facility, consisting of approximately 15,000 square feet, provides outpatient surgical facilities, x-ray diagnostic services and full service laboratory testing to physicians and their patients. The Vista Facility, Office Building and Hospital are located adjacent to each other. Effective October 1, 1998, DPMI entered into a one (1) year Management Agreement renewable for two (2) additional years for the Vista Facility which entitles DPMI to 60% of the revenues generated by the facility in exchange for comprehensive management services provided by DPMI. The Management Agreement for the Vista Facility is similar in scope to the ones entered into by DPMI to manage physician practices and was renewed for one (1) year in October 1999.
The Office Building, consisting of approximately 35,900 square feet, is utilized by DPMI for the location of physician practices under Management Agreements and for leasing space to physician practices which are not under management with DPMI. The Hospital was completed in May 1999 and has two (2) surgical suites and 42 beds. See "Item 2. Description of Property."

Business Growth Strategy

     Beginning in late fiscal 1994 and during fiscal 1995, the Company commenced implementation of a new business strategy of diversifying from an almost exclusively home infusion service provider into an integrated medical/healthcare services Company. The foundation of this strategy was the acquisition of a majority interest in Vista in August 1994 and the completion of the Office Building adjacent to the Vista Facility in April 1995. The Company also formed DPMI to provide management services to medical practices. DPMI provides office space and fee-based management services to client physicians located in the Office Building and in other locations. Vista provides outpatient surgical facilities, x-ray diagnostic services and full service laboratory testing to physicians and their patients in the Vista Facility. In fiscal 1998, the Company decided to build a 42-bed hospital adjacent to its Vista Facility (the outpatient surgical center) and its Office Building which was completed in May 1999. With the addition of the Hospital, the Company will broaden the range of medical services it can provide including major surgical cases which require hospitalization.

     The Company intends to grow as a provider of healthcare services by (i) expanding the business of its existing operations locally, (ii) acquiring established healthcare facilities, and (iii) opening new branch facilities in selected local markets. The Company will periodically evaluate possible acquisitions and suitable locations for new facilities. The Company's growth strategy is dependent in a large part on the ability of the Company to attract and retain key management, marketing and operating personnel at the local facility level. Such persons are in high demand and are often subject to competing offers from other healthcare service companies and related businesses. The Company primarily will target growth opportunities in the ambulatory surgical center business where it has established operating success.

     The Company's target markets are areas with major industrial companies and middle class blue-collar workers, generally with strong union ties and with superior insurance coverage. This population group has proven to be very open to the type of healthcare center concept offered by the Company. The Company's operations are in Pasadena, Texas, a petrochemical industry hub which provides a stable patient base of insured patients. The Company anticipates growth within a targeted area by purchasing or constructing an outpatient surgical center and, if it is successful, adding a professional building or a hospital at the same location or nearby. It is anticipated that each hub area will consist of a central core of outpatient surgical, diagnostic and laboratory centers, infusion therapy facilities and specialized practices serving outlying clusters of general practitioners. Subsequent alliances of physicians, specialists and clinics are feasible in other areas around Houston, such as Clear Lake, La Porte, Baytown, Deer Park, and other industrial/petrochemical centers wherever located.

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

     The home infusion healthcare therapy market is highly competitive and management anticipates that competition, particularly for patient referrals, will intensify in all metropolitan areas. The industry has been subject to market consolidation in recent years and the Company believes that this trend will continue. The Company currently competes with other home infusion therapy companies, hospitals, physician groups and other healthcare organizations, many of which operate on a regional or national basis and are larger and have significantly greater resources than the Company. In the past three years, the Company has experienced substantial pressure from insurance companies with respect to the need for and the cost of home infusion therapy treatments. This pressure has resulted in a declining patient base and reimbursable charges per patient resulting in substantially lower revenues to the Company from home infusion operations.

     Presently, the Company operates only in the greater Houston metropolitan area. However, the Company would expand its operations into other markets through acquisitions if suitable acquisition properties or businesses are identified and the acquisition terms are acceptable to the Company.

     With respect to the Company's healthcare operations, the primary competitive factors are (i) quality of care, including responsiveness of service and quality of professional personnel, (ii) the ability to establish and maintain relationships with referring physicians, hospitals, health maintenance organizations, clinics and nursing agencies, (iii) price, (iv) breadth of services offered, and (v) general reputation with physicians, other referral sources and potential patients. Management believes that the Company competes successfully in all of these areas.

Marketing and Sales

     With respect to the Company's home infusion business and its outpatient surgical facility, the Company relies primarily on patient referrals from physicians, including those officing in the Office Building. With respect to home infusion therapy, these referral sources tend to be concentrated among a limited number of physician specialists, allowing the Company to conduct a directed selling effort. Primarily due to escalating pressures to contain healthcare costs, insurance companies and other third-party payers are participating to a greater extent in decisions regarding healthcare alternatives. Consequently, management believes that such third-party payers will be increasingly important in marketing the Company's services in the future. In connection with the opening of the Hospital, the Company utilized traditional billboard and newspaper advertising.

Healthcare Regulation

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

     The healthcare industry is highly regulated at the federal and state levels. The Company believes its business is in material compliance with applicable law. The relationships between the Company and its affiliated physician groups, however, are unique, and many aspects of these relationships have not been the subject of judicial or regulatory interpretation. There can be no assurance that a review of the Company's business by courts or by healthcare, tax, labor or other regulatory authorities would not result in determinations that could adversely affect the Company's operations or that the healthcare regulatory environment will not change so as to restrict the Company's existing operations or potential for expansion.

     A federal statute (the "federal anti-kickback statute") prohibits the offer or payment of remuneration, or the solicitation or receipt of remuneration, to induce either (i) the purchase of any item or service reimbursable in whole or in part by Medicare or certain state healthcare programs (including Medicaid); or (ii) the referral of an individual for the furnishing of any item or service reimbursable in whole or in part by Medicare or certain state healthcare programs. Both criminal and civil penalties can be imposed for violations of the federal-kickback statute, including exclusion from participation in the Medicare and Medicaid programs. The Department of Health and Human Services and law enforcement authorities are increasingly scrutinizing arrangements between healthcare providers and referring physicians to ensure that those arrangements do not constitute mechanisms for paying for referrals. In addition, a number of states have adopted similar legislation that applies to patients not covered by Medicare or Medicaid programs. The Company does not believe that its business operations violate federal or state anti-kickback statutes. Medicare and state healthcare programs do not reimburse medical practices for management fees paid to the Company, and the Company does not refer patients to the medical practices. Nevertheless, because of the breadth of federal and state anti-kickback statutes and the absence of court decisions interpreting their application to arrangements such as those entered into by the Company, there can be no assurance that the Company's activities will not be challenged by regulatory authorities or that the Company's position will prevail if challenged.

     Numerous legislative proposals have been introduced or proposed in the U.S. Congress and in some state legislatures that would effect major changes in the U.S. healthcare system nationally or at the state level. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect, if any, such proposals would have on the Company's business. Certain proposals, such as reducing Medicare and Medicaid, could adversely affect the Company. There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company.

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

Risks Inherent in Provision of Medical Services

     The Company's operations involve the delivery of healthcare services to the public and the Company is exposed to the risk of professional liability claims. Claims of this nature, if successful, could result in damage awards to the claimants in excess of the limits of any applicable insurance coverage maintained by the Company or healthcare providers utilized by the Company or those who utilize the Company's facilities, equipment and services. Insurance against losses related to claims of this type can be expensive and varies widely from state to state. The Company or its affiliated physician groups and professional service providers maintain liability insurance in amounts and coverages believed to be usual and customary. Nevertheless, successful malpractice or other liability claims asserted against the medical care providers or the Company could have a material adverse effect on the Company.

Reductions in Third-Party Reimbursements

     Healthcare providers typically bill various third-party payers, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. These third-party payers are increasingly negotiating the prices charged for medical services, pharmaceuticals and other supplies, with the goal of lowering reimbursement and utilization rates. Third-party payers can also deny reimbursement for medical services, pharmaceuticals and other supplies if they determine that a treatment was not performed in accordance with treatment protocols established by such payers or for other reasons. Loss of revenues to the Company caused by cost containment efforts could have a material adverse effect on the Company. Although the Company does not have any contracts to provide healthcare services on a capitated or other risk sharing basis, the Company anticipates that it will eventually offer its services to payers in the future on a capitated or other risk sharing basis. To the extent that patients or enrollees covered by a contract require more frequent or extensive care than is anticipated by the Company, the revenue to the Company derived from such contracts may be insufficient to cover the costs of the services provided. Insufficient revenue under capitated or other risk sharing contracts could have a material adverse effect on the Company.

Insurance

     In recent years, physicians, hospitals and other participants in the healthcare market have become subject to an increasing number of lawsuits alleging malpractice, product liability or related legal theories, many of which involve large claims and significant defense costs. With respect to its home infusion healthcare business, the Company does not carry liability insurance for any employee or contract representative. The Company requires that all healthcare professionals, including registered nurses with whom the Company contracts, carry personal professional liability insurance. However, the Company does not require continuing proof of insurance, mandate policy limits or deductibles or require that the Company be named as an additional insured. Should one of the Company's agents or contracting healthcare professionals commit a negligent or other liability producing act or omission in the Company's home infusion operations, the patient could have a direct claim against the Company which would be uninsured. Mr. Chiu Chan has in force personal professional liability insurance with coverage limits of $1 million per incident. He has not experienced difficulty in obtaining insurance in the past and believes the current insurance coverage is adequate to provide for any claims that may arise and related settlements, if any, involving him personally. As the pharmacist in charge of home infusion therapy, any claims would probably involve Mr. Chiu Chan and the Company and Mr. Chan's insurance may apply to the extent the loss is related to his pharmacy services. The Company may, however, be exposed to the extent Mr. Chiu Chan's insurance does not apply or is insufficient to cover any losses for which the Company is jointly liable. Management believes the Company has reasonable and customary insurance coverage with respect to the remainder of its business operations although the Company cannot provide any assurance that its insurance would cover all losses to which the Company may be subject to.

Employees

     The Company and its subsidiaries employed approximately 100 full-time and 25 part-time employees as of August 31, 1999.

Employee Benefit Plans

     In August 1995, the Board of Directors approved a 1995 Non-Qualified Stock Option Plan for consultants and non-employee directors. Under the terms of the Plan, the Company may grant stock options in the Company's Common Stock to consultants and non-employee directors of the Company and its subsidiaries. The options granted under the Plan are not intended to qualify as "incentive stock options" as that term is defined under Section 422A of the Internal Revenue Code and, as such, the nonstatutory options granted under the Plan are not entitled to special treatment under Section 422 of the Code. In addition, in August 1995, the Company's shareholders approved a 1995 Incentive Stock Option Plan. The 1995 Incentive Stock Option Plan was recommended by the Board of Directors because of its belief that the Plan will advance the interests of the Company by providing key employees, who have substantial responsibility for the direction and management of the Company, with additional incentive for them to promote the success of the Company by increasing their proprietary interest in the success of the Company. It is intended that options issued under the Plan will qualify as Incentive Stock Options under Section 422A of the Internal Revenue Code. The Company believes its compensation paid to employees and its compensatory plans are sufficient to attract and retain qualified employees.

Hospital Operations

     The Company has no experience with respect to the ownership and operation of a hospital. The Company's Hospital which opened in May 1999 is owned by the Company and managed by Vista Medical. The Company leased the Hospital to Vista Medical pursuant to a five (5) year long-term lease for $57,500 per month.
Vista Medical is owned 70% by DPMI and 30% by Halcyon, L.L.C. The Company funded the costs to equip and construct the Hospital of approximately $5,000,000 from its cash flow and cash on hand. The Company cannot provide any assurances that the operations of the Hospital will be successful in the long-term or short-term. The Company believes the Hospital reached the break-even point in its sixth month of operations. In the long-term, the Company's ability to manage the Hospital and competition will be key factors in the success of the Hospital.


ITEM 2.  Description of Property

     The Company's office space for its headquarters at 10304 Interstate 10 East, Suite 369 consisting of approximately 1,000 square feet is leased on a month-to-month basis for $1,286.00 per month. The lessor of the office space is Capital Bank. One of the Company's directors is a director of Capital Bank. Management believes that the lease rate being paid is consistent with other commercial rates available in the East Houston area.

     In August 1994, the Company consummated the acquisition of 65% of the outstanding common stock of Vista, which owned the Vista Facility, an outpatient surgical center in Pasadena, Texas consisting of a one story building containing approximately 15,000 square feet. The Vista Facility serves as collateral for a note payable to G.E. Capital. Vista is the Maker of the Note which bears a fixed interest rate of 9.65%, requires monthly installment payments of $19,533, and has a maturity date of September 1, 2002. The note is guaranteed by the Company. As of August 31, 1999, the balance was $622,971. Management believes the facility is adequately covered by insurance. The depreciation on the Vista Facility is computed using the straight line method over thirty-nine years, furniture and fixtures are depreciated over seven years, and equipment is depreciated over five years. The property tax rate is about 3% of appraised value and the annual real and personal property taxes are about $80,000. The Vista Facility is 100% utilized as an outpatient surgical center and to provide laboratory and diagnostic testing services. On September 1, 1998, Vista sold the Vista Facility building and the land on which the Vista Facility, the Office Building and Hospital are located to the Company for a total purchase price of $1,670,000 payable pursuant to two (2) promissory notes bearing interest at 8.5% per annum and payable in eighty-four monthly installments of $26,446.93 in the aggregate.

     In September 1994, the Company commenced construction of the Office Building (adjacent to the existing Vista Facility described above) which was completed in 1995. The total cost of the Office Building was approximately $1,937,000, and was financed from working capital. The Office Building was constructed as a professional office building for physician practices. There is competition from several professional buildings in the surrounding area. Management believes the Office Building is adequately covered by insurance. The Office Building is comprised of two stories and contains approximately 35,900 square feet of space all of which is leased. In addition, the Company has invested approximately $700,000 for new equipment and furnishings for the Office Building. All depreciation is calculated on the straight line method, with the building being depreciated over thirty-nine years, furniture and fixtures over seven years, and equipment over five years. The property tax rate is approximately 3% of appraised value and the annual real and personal property taxes are about $80,000. As of August 31, 1999, there were three physician practices under management with DPMI which are located in the Office Building. Pursuant to the Management Agreements which provide DPMI with a percentage of revenues from each physician's practice, DPMI agrees to provide fully-equipped office space and other services. Approximately 10% of the space in the Office Building is utilized by DPMI for physician practices under its management. Four
(4) physician groups collectively lease approximately 70% of the Office Building space. Due to increased demand for office space in the past year, the Company does not believe the loss or cancellation of any lease would be material.

  On July 1, 1996, DPMI leased approximately 3,000 square feet of office space from the City of Pasadena pursuant to a five (5) year lease (containing an option for an additional five (5) years) which requires lease payments of $7,200 annually. The property is located at 1001 East Shaw, Pasadena, Texas. DPMI leased the property for the location of a medical practice under a Management Agreement which relocated to the Office Building. The property is not being utilized by the Company at this time.

     The Hospital is located next to the Vista Facility and the Office Building in Pasadena, Texas. It has 42 beds, two surgical suites, an emergency room, an intensive care area, nurse station, kitchen and other facilities necessary to operate as a complete hospital. The Hospital was completed in May 1999 at a total cost of approximately $5,000,000 which includes furniture, fixtures and equipment of approximately $1,579,000. The Company funded the foregoing cost from internally generated funds and cash-on-hand. The Hospital and its associated equipment are depreciated on the same basis as the Company's Vista Facility and Office Building. The Company believes the Hospital is adequately insured. The Company further believes that it has achieved positive cash flow from Hospital operations as of the date hereof.

     The Company's Office Building is owned by the Company free of any liens or encumbrances owed to third parties. The remainder of the Company's real estate holdings, including the Vista Facility and the Hospital, are subject to a first lien deed of trust to secure the remaining indebtedness owed to G.E. Capital of approximately $622,971. Additionally, all of the Company's real estate is subject to a deed of trust and lien to secure the Company's purchase money notes in the aggregate principal amount of $1,670,000 payable to Vista Healthcare, Inc. which is 70% owned by the Company.

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

                                                           High       Low
                                                           ----       ---
               1999 Fiscal Year - Quarter Ended:

                    November 30, 1998                      2.62      2.37

                    February 28, 1999                      4.75      2.37

                    May 31, 1999                           4.75      3.81

                    August 31, 1999                        8.50      4.71

               1998 Fiscal Year - Quarter Ended:

                    November 30, 1997                     $3.00     $1.50

                    February 28, 1998                      2.50      2.00

                    May 31, 1998                           2.75      2.00

                    August 31, 1998                        2.50      2.37

     These quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions and are adjusted to reflect the Company's four (4) to one (1) reverse stock split effective February 1998.

     As of November 16, 1999, the Company had approximately 273 shareholders of record. This number does not include shareholders who hold the Company's securities in nominee accounts with broker-dealer firms or depository institutions. Including the beneficial owners of shares held in nominee accounts or depository institutions, the Company believes it has in excess of 400 beneficial owners of its Common Stock.

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

     In the second quarter of fiscal 1999 Vista Medical sold 30% of its limited liability company interests for $360,000 to an outside investor in a private placement under Section 4(2) of the Securities Act of 1933, as amended, and pursuant to applicable state law exemptions.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Operations

     The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three years ended August 31, 1999.

August 31, 1999 vs. August 31, 1998

     The Company recorded consolidated net income of $2,663,832 for the year ended August 31, 1999, as compared to consolidated net income of $945,843 in fiscal 1998 and a net loss of $1,059,195 in 1997. There were no significant, unusual or non-recurring items of income or expense during the three years ended August 31, 1999, except for writeoffs in fiscal 1997 of uncollectible notes in the amount of $776,922 and the writeoff of $371,736 in uncollectible advances to a subsidiary. As discussed below, the Company's loss for fiscal 1997 includes the writeoff of loans previously made by the Company to various physician groups. The Company does not expect to record further significant writeoffs due to uncollectible loans in future years.

     As a result of a significant increase in the Company's revenues and expenses during fiscal 1999 relating to the Company's Vista Facility and the Hospital operations, it is difficult to meaningfully compare revenues and expenses on a year-to-year basis.

     For the fiscal year ended August 31, 1999 total consolidated revenues increased by $9,316,052 to $20,296,421, a 85% increase. Of this amount, revenues of $2,146,838 were recorded by DPMI in fiscal 1999 compared to $2,197,789 in fiscal 1998 as a result of the Company's decision to limit its expansion in the management of physician practices during fiscal 1999. The Company expects physician management revenues (and corresponding expenses) to further decrease in fiscal 2000 as it reduces its business in the area of physician management practice. The Company records revenues from the management of physician practices on a combined or consolidated basis and reflects as revenues all patient billings of the respective practices and expenses payments to physicians and other physician practice costs.

     Revenues attributable to operations of the Vista Facility were $16,030,473 in fiscal 1999, compared to $6,951,253 in fiscal 1998, an increase of 131%. Revenues from home infusion therapy were $758,872 in fiscal 1999 compared to $1,831,327 in fiscal 1998, a decrease of 59%, primarily as a result of lower recoverable charges per day per patient and a smaller patient load. Revenues from the Hospital for the first four months of operation were approximately $1,360,238 in fiscal 1999.

     Expenses for compensation and benefits to employees increased by 72% to $3,165,407 as a result of more employees needed by the Company to service the increased activities of Vista and the new business associated with the management of the Hospital by DPMI. The number of employees employed by the Company and its subsidiaries increased from approximately 53 in fiscal 1998 to approximately 100 as of August 31, 1999. The Company's provision for uncollectible trade accounts increased from $2,240,258 in fiscal 1998 to $4,120,862 in fiscal 1999 primarily as a result of increased trade revenues resulting in corresponding increases for uncollectible trade accounts. As a percentage of revenues, the Company's provision for uncollectible trade accounts for both fiscal 1998 and fiscal 1999 remained unchanged at approximately 27%. The Company expects its uncollectible trade accounts as a percentage of revenues to remain relatively constant in the future at approximately 27%. The Company recorded writeoffs for uncollectible loans in fiscal 1999 of $0 as compared to $149,698 in fiscal 1998. The Company does not expect to incur similar recurring writeoffs of notes receivable in fiscal 2000 and does not intend to fund advances or loans to physician groups in the future in connection with its management of physician practices. Expenses for medical supplies increased 159% to $2,724,407 associated with the increased revenues and business from the Hospital and Vista operations.

     General and administrative expenses increased 141% to $4,027,931 primarily as a result of increased operational activities at the Vista Facility and the addition of the Hospital operations for about four months. Rent and other income increased from $195,359 in fiscal 1998 to $336,744 in fiscal 1999 primarily as a result of additional rental income received from outside physicians not under DPMI management.

     The Company's physician management practice (exclusive of the Vista Facility Management Agreement) and its home infusion division did not significantly contribute to the Company's operating profit. DPMI's net income of $2,182,592 was primarily derived from the operations of the Vista outpatient surgery clinic, through the Vista Facility Management Agreement. The future success of the Company is largely dependent on successful operations at the Vista Facility and the Hospital.

     The Company faces certain general business risks with respect to all of its operations. In addition to regulatory concerns and increasing competition with respect to all of its operations, the Company's home infusion therapy operations are subject to substantial risks because the Company serves a relatively small number of patients. The Company's home infusion healthcare revenues decreased from $ 2,730,753 in fiscal 1995 to $758,872 in fiscal 1999 as a result of a significant decrease in the number of full-time patients from approximately ten
(10) in fiscal 1995 to an average of two (2) full-time patients in fiscal 1999. The Company does not intend to aggressively market its home infusion therapy services at this time primarily because of reduced recoverable patient day rates being paid by third-party payers. The Company will not continue to accept home infusion patients if rates continue to decline. In the past three (3) years, the Company has faced increasing pressure from insurance companies to justify the need for continued home infusion therapy in some cases and the Company's charges therefor. The Company expects these pressures to continue and to increase. With respect to its physician's practice management services, the Company has yet to establish a consistently successful operating history, particularly in view of the writeoffs for uncollectible notes recorded in fiscal 1997. The Company does not intend to pursue additional management agreements for physician practices at this time. Revenues from the Vista Facility increased significantly during fiscal 1999 due to increased patient referrals. The Company expects, and will aggressively pursue, increased patient referrals for the Vista Facility during fiscal 2000 and expects to maintain revenue and operating profit. The Company has no operating history for the Hospital although the Company expects the operations of the Hospital to have a material effect on the Company's consolidated operating results. While the Company believes the operating results of the Hospital will be successful in the long-term, it can provide no assurance at this time to its shareholders. In the short-term, expected operating results from the Hospital could be negatively impacted by low patient utilization (particularly in the first year), which could have a material adverse effect on the Company's liquidity and capital resources. The Company believes it obtained breakeven cash flow with respect to Hospital operations in the sixth month. In the long-term, the skill and experience of the Hospital's management team and competition will play critical roles.

August 31, 1998 vs. August 31, 1997

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

     For the fiscal year ended August 31, 1998, total consolidated revenues increased by $1,208,420 to $10,980,369, a 12% increase. Of this amount, revenues of $2,197,789 were recorded by DPMI in fiscal 1998 compared to $5,188,381 in fiscal 1997 as a result of the Company's decision to limit its management of physician practices and the termination or cancellation of five
(5) Management Agreements with physicians during fiscal 1997. The Company expects physician management revenues (and corresponding expenses) to further decrease in fiscal 1999 as it reduces its business in the area of physician management practice. The Company records revenues from the management of physician practices on a combined or consolidated basis and reflects as revenues all patient billings of the respective practices and expenses payments to physicians and other physician practice costs.

     Revenues attributable to Vista operations were $6,951,253 in fiscal 1998, compared to $3,058,704 in fiscal 1997, an increase of 127%. Revenues from home infusion therapy were $1,831,327 in fiscal 1998 compared to $1,524,864 in fiscal 1997, an increase of 20%, primarily as a result of higher recoverable charges per day per patient.

     Expenses for compensation and benefits to employees decreased by 22% to $1,840,573 as a result of fewer employees needed by the Company to service the decreased business associated with the management of physician practices by DPMI. The number of employees employed by the Company and its subsidiaries decreased from approximately 75 in fiscal 1997 to approximately 53 as of August 31, 1998. Expenses for contract payments to physicians decreased 58% to $1,250,252 primarily as a result of fewer physician practices under management during fiscal 1998. The Company's provision for uncollectible trade accounts increased from $1,269,066 in fiscal 1997 to $2,240,258 in fiscal 1998 primarily as a result of increased trade revenues resulting in corresponding increases for uncollectible trade accounts. As a percentage of revenues, the Company's provision for uncollectible trade accounts increased to in excess of 20% in fiscal 1998. The Company expects its uncollectible trade accounts as a percentage of revenues to remain relatively constant in the future at over 20%. The Company recorded writeoffs for uncollectible loans in fiscal 1998 of $149,698 as compared to $776,922 in prior years. The Company does not expect to incur similar recurring writeoffs of notes receivable in fiscal 1999 and does not intend to fund advances or loans to physician groups in the future in connection with its management of physician practices. Expenses for medical supplies decreased 18% to $1,051,194 associated with the decreased revenues and business from the Company's physician management practice.

     General and administrative expenses increased 22% to $1,669,832 primarily as a result of increased operational activities at the Vista Facility. Rent and other income increased from $23,847 in fiscal 1997 to $195,359 in fiscal 1998 primarily as a result of additional rental income received from outside physicians not under DPMI management.

     The Company's physician management practice (exclusive of the Vista Facility Management Agreement) and its home infusion division did not significantly contribute to the Company's operating profit. Substantially all of the Company's operating net income in fiscal 1998 was derived from the operations of the Vista outpatient surgery clinic, primarily from the Vista Facility Management Agreement.

Liquidity and Capital Resources

     The Company maintained sufficient liquidity in fiscal 1999 and 1998 to meet its business needs. The Company had working capital of $998,701 as of August 31, 1999 and $2,510,981 as of August 31, 1998. The Company had net cash provided by operating activities of $3,784,009 for fiscal 1999 as opposed to $2,299,032 for fiscal 1998. As of August 31, 1999, the Company maintained a liquid position evidenced by a current ratio of 1.21 to 1 and a total debt to equity ratio of 0.68 to 1. The Company expects to have positive cash flow from operations for fiscal 2000.

     The Company is actively targeting opportunities to expand in the outpatient surgical clinic markets by acquisition of existing facilities or the construction of new facilities. The Company has funded approximately $5,000,000 to equip and construct the Hospital. The Company expects to fund the balance from cash-on-hand and internally generated funds. The Company believes it has the ability to borrow funds if necessary to meet its capital needs. However, there can be no assurance that the Company will have sufficient funds available to meet all of its capital needs.

     Management believes that available cash funds and funds generated from operations will be sufficient for the Company to finance working capital requirements for the foreseeable future and to meet its future payment obligations on its long-term third-party indebtedness of $685,487 as of August 31, 1999 and long-term indebtedness owed to its affiliate Vista Healthcare of approximately $1,600,000.

     The Company expects the operations of the Hospital to have a material effect on the Company's consolidated operating results. While the Company believes the operating results of the Hospital will be successful in the long-term, it can provide no such assurance at this time to its Shareholders. In the short-term, expected operating results from the Hospital could be negatively impacted by problems including staffing and equipment, low patient utilization (particularly in the first year), licensing or regulatory delays or other problems, which could have a material adverse effect on the Company's liquidity and capital resources. In the long-term, the skill and experience of the Hospital's management team and competition will play critical roles. The Company believes it achieved positive cash flow from operations at the Hospital in its sixth month of operations.

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

     Forward-Looking Information. Information in this Annual Report on Form 10-K contains forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. When used in this Annual Report on Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, and are subject to certain risks, uncertainties, and assumptions relating to the operations and results of operations of the Company, competitive factors and pricing pressures, costs of products and services, general economic conditions, and the acts of third parties, as well as other factors described in this Annual Report on Form 10-K, and, from time to time, in the Company's periodic earnings releases and other reports filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended, or the like.

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

      NAME                  AGE     POSITION
      Chiu Moon Chan        47      Chairman of the Board of Directors, Chief Executive
                                    Officer, President and Secretary (July 1992-Present)

      Philip Chan           48      Vice President - Finance and Treasurer/Director
                                    (July 1992-Present)

      Stephen L. Huber      49      Director  (July 1992-Present)

      Earl R. Votaw         73      Director  (July 1992-Present)

      Glenn Rodriguez       53      CEO, Vista Healthcare, Inc. (November 1995-Present)

     Chiu Moon Chan has served as a director and as the Company's President, Secretary and Chief Executive Officer since July 1992. Mr. Chan is a registered pharmacist and since May 1978, was employed by various healthcare service organizations in Houston, Texas prior to his affiliation with the Company. Mr. Chan earned a Bachelor of Science degree in Pharmacy from the University of Houston.

     Philip Chan has served as a director and as the Company's Vice President -- Finance, CFO and Treasurer since July 1992. Mr. Chan earned advanced accounting degrees from the University of Houston and is a CPA in the State of Texas. Mr. Chan has previous corporate and outside accounting experience. He is not related to Chiu Moon Chan.

     Stephen L. Huber is a registered pharmacist and earned a Bachelor of Science degree in Pharmacy from the University of Houston. Since December 1991, Mr. Huber served as the Deputy Division Head for patient care services at the University of Texas M.D. Anderson Cancer Center. Mr. Huber joined M.D. Anderson in 1984 as Assistant Director of Operations. In 1999, Mr. Huber joined Cortex Communications, Inc., a medical education company, as President and Chief Operating Officer. Mr. Huber remains a research consultant at M.D. Anderson. Mr. Huber has served as director of the Company since 1992 and currently serves on the Company's Audit and Compensation committees.

     Earl R. Votaw retired in December 1993. He earned a Bachelor of Arts degree from the University of the Americas in Mexico City and a certificate of graduation from the Graduate School of Mortgage Banking from Northwestern University of Chicago. Prior to his retirement, Mr. Votaw served as a director and as the President and Chief Executive Officer of Capital Bank, a Texas chartered bank located in Houston, Texas. Mr. Votaw has served as a director of the Company since 1992 and currently serves on the Company's Audit and Compensation committees.

     Glenn Rodriguez, age 52, earned a B.B.A. in Accounting from Florida International University in Miami, Florida, graduating in 1976. Mr. Rodriguez has served as the CEO of Vista Healthcare, Inc., a majority-owned subsidiary of the Company since March 1997, and prior to that served as CEO of Surgical Care Center of Texas, an outpatient surgical facility in Pasadena, Texas. Mr. Rodriguez is not a director of the Company.

     Each director holds office until the earlier of the election of his successor at the next annual meeting of stockholders or his resignation or removal.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon the Company's review of Forms 3, 4, and 5 filed by the Company's officers and directors and persons who beneficially own 10% or more of the Company's Common Stock and the written representations of such persons, the Company is not aware that any of such persons failed to timely file the foregoing forms during the last fiscal year, except for the failure by Messrs. Chan and Rodriguez to file a Form 4 or Form 5 in fiscal 1999 as a result of options issued to them in January 1999.

ITEM 10.  Executive Compensation

     The Summary Compensation Table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the name executive officers. In addition, the remaining tables show the options granted to the Company's named executive officers in fiscal 1999 and the value of exercised and unexercised options, respectively.


                          SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------
                                        Annual Compensation                     Long-Term Compensation
                                 ---------------------------------      -------------------------------------
                                                                                   Awards             Payouts
                                                                        ---------------------------   -------
                                                           Other                         Securities
                                                           Annual       Restricted       Underlying               All other
                                                           Compen-        Stock           Options/     LTIP        Compen-
      Name and                   Salary       Bonus        sation        Award(s)          SARs       Payouts      sation
 Principal Position   Year        ($)          ($)           ($)            ($)             (#)          ($)         ($)
------------------------------------------------------------------------------------------------------------------------------
 Chiu Chan, CEO       1999        80,000     100,000           -0-             -0-             -0-        -0-           -0-
                     ---------------------------------------------------------------------------------------------------------
                      1998        80,000         -0-           -0-             -0-             -0-        -0-           -0-
                     ---------------------------------------------------------------------------------------------------------
                      1997       100,000         -0-           -0-             -0-             -0-        -0-           -0-
------------------------------------------------------------------------------------------------------------------------------
 Glenn Rodriguez,     1999        79,000     200,000           -0-             -0-          30,000        -0-           -0-
                     ---------------------------------------------------------------------------------------------------------
 President - Vista    1998        60,000         -0-           -0-             -0-          22,500        -0-           -0-
 Healthcare, Inc.    ---------------------------------------------------------------------------------------------------------
                      1997        45,000         -0-           -0-             -0-             -0-        -0-           -0-
------------------------------------------------------------------------------------------------------------------------------


                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                       Number of Securities      Percent of Total
                           Underlying               Options/
                          Options/SAR's          SAR's Granted to
      Name                 Granted          Employees in Fiscal Year      Exercise Price        Expiration Date
      ----                 -------          ------------------------      --------------        ---------------
Chiu Chan, CEO                    0                    N/A                   N/A                    N/A

Glenn D. Rodriguez,          30,000                    34%                 $ 2.375                 1/3/2004
President - Vista
Healthcare, Inc.
-------------------------------------------------------------------------------------------------------------

             AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTIONS/SAR VALUES


                                                          Number of
                                                       Unexcercised       Value of
                                                        Securities       Unexercised
                               Shares                   Underlying      In-The-Money
                              Acquired                 Options/SARs     Options/SARs
                                 on          Value     at FY-End (#)    at FY-End ($)
                              Exercise     Realized    Exercisable/     Exercisable/
                 Name            (#)          ($)      Unexercisable    Unexercisable
                 ----         ---------    --------    -------------    -------------
     Chiu Chan, CEO                  0         N/A            N/A               N/A

     Glenn D. Rodriguez         22,500     160,312         30,000           183,750
     President - Visa
     Healthcare, Inc.

     No other officer, director or employee of the Company or its subsidiaries received total compensation in excess of $100,000 during the last three fiscal years. The Company has no employment agreements with its executives. Mr. Chiu Chan, Philip Chan, and Glenn Rodriguez devote 100% of their time to the Company.

     Pursuant to the Company's Incentive Stock Option Plan, options to purchase 68,882 shares were granted on May 14, 1996, which number includes 39,402 options granted to Mr. Philip Chan. The remaining options were granted to approximately ten (10) nonexecutive employees of the Company and its subsidiaries. These options are exercisable at $3.75 per share and expire May 14, 2001. A total of 43,750 options were granted to two (2) consultants during fiscal 1996. In addition, in December 1997, the Company granted ten (10) employees options to purchase 106,250 shares in the aggregate at an exercise price of $1.38 per share which expire December 18, 2002, including options for 20,000 shares issued to Philip Chan and 22,500 to Glenn Rodriguez. In January 1999, the Company granted seven (7) employees options to purchase 88,000 shares in the aggregate at an exercise price of $2.375 per share which expire January 3, 2004, including options for 24,000 shares issued to Philip Chan and 30,000 to Glenn Rodriguez. In February 1998, the Company granted one (1) consultant options to purchase 12,500 shares at an exercise price of $2.00 per share which expires January 31, 2003. In September 1999, the Company granted two (2) consultants options to purchase 25,000 shares each for a total of 50,000 shares at an exercise price of $8.00 per share which expire January 3, 2004.

     Directors of the Company do not receive any mandatory compensation for their services as directors, although directors will be reimbursed for expenses incurred in attending board meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following sets forth certain information with respect to the beneficial ownership of shares held by directors, executive officers and persons known to management to own more than 5% of the outstanding Common Stock of the Company as of November 29, 1999.


                             NAME AND ADDRESS              NUMBER OF SHARES AND
TITLE OF CLASS              OF BENEFICIAL OWNER       NATURE OF BENEFICIAL OWNERSHIP     PERCENT OF CLASS
----------------------   -------------------------   --------------------------------   -------------------
Common Stock             Chiu Moon Chan                                    2,267,722/1/              70.00%
                         323 Wood Loop
                         Houston, Texas  77015

Common Stock             Ella Chan                                         2,267,722/1/              70.00%
                         323 Wood Loop
                         Houston, Texas  77015

Common Stock             Philip Chan                                          95,277/2/               2.94%
                         7930 Millbrook Drive
                         Houston, Texas  77095

Common Stock             Glenn Rodriguez                                      55,250/3/               1.71%
                         10304 I10 East, Suite 369
                         Houston, Texas  77029

Common Stock             Officers and Directors                             2,418,249                74.74%
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

B. Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 1999.

-------------
/1/ Includes 1,692,048 shares held individually by Chiu Moon Chan, (ii) 474,282 shares held in the name of Mr. Chan's spouse, and (iii) 101,392 shares held by two of Mr. Chan's minor children. Mr. Chan disclaims any beneficial ownership of the shares held by his spouse and minor children. Mrs. Chan disclaims any beneficial ownership of shares held by her spouse and minor children.

/2/ Includes 39,402 shares which may be acquired by Mr. Philip Chan pursuant to options granted to him in May 1996 exercisable at $3.75 and expiring May 14, 2001 and 20,000 shares which may be acquired by Mr. Chan pursuant to options granted to him on December 18, 1997, which are exercisable at $1.375 and expire on December 18, 2002, and 24,000 shares which may be acquired by Mr. Chan pursuant to options granted to him in January 4, 1999, which are exerciseable at $2.375 and expire on January 3, 2004.

/3/ Includes options to purchase 22,500 shares which are exercisable at $1.375 and expire on December 18, 2002, which were granted on December 18, 1997 and 30,000 shares which may be acquired by Mr. Rodriguez pursuant to option granted to him in January 4, 1999, which are exercisable at $2.375 and expire on January 3, 2004.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DYNACQ INTERNATIONAL, INC.

By:    /s/ Chiu Moon Chan                      Date:    November 29, 1999
     ---------------------------------------
     Chiu Moon Chan, Chairman of the Board
     Chief Executive Officer, President and Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

                         NAME                       TITLE                         DATE
                         ----                       -----                         ----
         /s/ Chiu Moon Chan                         Chairman of the Board,        November 29, 1999
      ------------------------------------------    Chief Executive Officer,
      Chiu Moon Chan                                President and Secretary


         /s/ Philip S. Chan                         Vice President,               November 29, 1999
      ------------------------------------------    Chief Financial Officer,
      Philip S. Chan                                Controller, and Director


         /s/ Stephen L. Huber                       Director                      November 29, 1999
      ------------------------------------------
      Stephen L. Huber

         /s/ Earl R. Votaw                          Director                      November 29, 1999
      ------------------------------------------
      Earl R. Votaw

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

                                Not Applicable.

                          DYNACQ INTERNATIONAL, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                          Years Ended August 31, 1999
                              and August 31, 1998

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                     INDEX


A.  Financial Statements                                                             Page
    --------------------                                                             ----
    Report of Independent Public Accountants                                         F-2

    Consolidated Balance Sheet as of August 31, 1999                                 F-3

    Consolidated Statements of Income for the Years Ended                            F-4
       August 31, 1999 and 1998

    Consolidated Statements of Changes in Stockholders' Equity for the               F-5
       Years Ended August 31, 1999 and 1998

    Consolidated Statements of Cash Flows for the Years Ended                        F-6
       August 31, 1999 and 1998

    Notes to Consolidated Financial Statements                                       F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors
Dynacq International, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Dynacq International, Inc. and its subsidiaries (the "Company") as of August 31, 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended August 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 1999, and the results of its operations and its cash flows for the years ended August 31, 1999 and 1998 in conformity with generally accepted accounting principles.


                                    /s/ Wood, Harper & Associates, P.C.
                                    -------------------------------------
Sugar Land, Texas                   Wood, Harper & Associates, P.C.
November 19, 1999

                                                      DYNACQ INTERNATIONAL, INC.
                                                      Consolidated Balance Sheet
                                                                 August 31, 1999

---------------------------------------------------------------------------------------------------------------------------
ASSETS
    Current assets:
      Cash and cash equivalents                                                                         $        1,163,535
      Accounts receivable, net of allowance for doubtful accounts of $8,381,676                                  4,405,494
      Inventories                                                                                                   31,869
      Notes receivable                                                                                              75,000
      Due from related party                                                                                        32,625
                                                                                                        -------------------

        Total current assets                                                                                     5,708,523

    Property and equipment, net                                                                                  9,579,207

    Other assets, net                                                                                              224,782
                                                                                                        -------------------

        Total assets                                                                                    $       15,512,512
                                                                                                        ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Notes payable                                                                                     $          250,000
      Current maturities of long-term debt                                                                         268,657
      Accounts payable                                                                                           1,432,114
      Accrued liabilities                                                                                        1,146,745
      Income taxes payable                                                                                       1,037,306
      Deferred income taxes payable                                                                                585,000
                                                                                                        -------------------

        Total current liabilities                                                                                4,719,822

    Noncurrent liabilities:
      Long-term debt, net of current maturities                                                                    685,487
      Deferred income taxes                                                                                        244,000
                                                                                                        -------------------

        Total noncurrent liabilities                                                                               929,487

    Commitments and contingencies                                                                                        -

    Minority interests                                                                                           1,498,801

    Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares authorized;
        none issued or outstanding                                                                                       -
      Common stock, $.001 par value, 300,000,000 shares authorized;
        3,606,628 shares issued                                                                                      3,607
      Additional paid-in capital                                                                                 3,552,761
      Retained earnings                                                                                          5,537,881
      Less treasury stock; 371,017 shares at cost                                                                 (729,847)
                                                                                                        -------------------

           Total stockholders' equity                                                                            8,364,402
                                                                                                        -------------------

           Total liabilities and stockholders' equity                                                   $       15,512,512
                                                                                                        ===================

   The accompanying notes are an integral part of the consolidated financial statements.

                                                      DYNACQ INTERNATIONAL, INC.
                                               Consolidated Statements of Income
                                    For the Years Ended August 31, 1999 and 1998

---------------------------------------------------------------------------------------------------------------------------

                                                                                      1999                     1998
                                                                                      ----                     ----
Revenues, net:
    Infusion therapy                                                          $          758,872       $         1,831,327
    Physician practice management                                                      2,146,838                 2,197,789
    Emergency and inpatient surgical                                                   1,360,238                         -
    Clinic and outpatient surgical                                                    16,030,473                 6,951,253
                                                                              -------------------      --------------------

      Total revenues, net                                                             20,296,421                10,980,369

Costs and expenses:
    Direct costs of infusion therapy revenues                                            316,889                   408,074
    Compensation and benefits                                                          3,165,407                 1,840,573
    Contract payments to physicians                                                    1,361,021                 1,250,252
    Provision for uncollectible trade accounts                                         4,120,862                 2,240,258
    Provision for uncollectible notes                                                          -                   149,698
    Medical supplies                                                                   2,724,407                 1,051,194
    Depreciation and amortization                                                        566,254                   527,876
    Rent and occupancy                                                                    87,405                    81,858
    Other general and administrative expenses                                          4,027,931                 1,669,832
                                                                              -------------------      --------------------

      Total costs and expenses                                                        16,370,176                 9,219,615
                                                                              -------------------      --------------------

      Income from operations                                                           3,926,245                 1,760,754
                                                                              -------------------      --------------------

Other income:
    Rent and other income                                                                336,744                   195,359
    Interest income                                                                       75,516                    58,707
    Interest expense                                                                    (118,165)                 (132,562)
                                                                              -------------------      --------------------

      Total other income                                                                 294,095                   121,504
                                                                              -------------------      --------------------

      Income before income taxes and minority interest                                 4,220,340                 1,882,258

Provision for income taxes                                                             1,410,000                   716,000
                                                                              -------------------      --------------------

      Net income before minority interest                                              2,810,340                 1,166,258

Minority interest in earnings                                                           (146,508)                 (220,415)
                                                                              -------------------      --------------------

      Net income                                                              $        2,663,832       $           945,843
                                                                              ===================      ====================

Basic earnings per common share                                               $             0.82       $              0.28
                                                                              ===================      ====================

Diluted earnings per common share                                             $             0.80       $              0.27
                                                                              ===================      ====================

Weighted average common shares-basic                                                   3,243,361                 3,432,005
                                                                              ===================      ====================

Weighted average common shares-diluted                                                 3,342,376                 3,467,542
                                                                              ===================      ====================

   The accompanying notes are an integral part of the consolidated financial statements.

                                                     DYNACQ INTERNATIONAL, INC.
                     Consolidated Statements of Changes in Stockholders' Equity
                                   For the Years Ended August 31, 1999 and 1998
-------------------------------------------------------------------------------

                                                             Treasury Stock,
                                 Common Stock                   at Cost                Additional
                                 ------------                   -------                 Paid-In       Retained
                             Shares          Amount        Shares         Amount        Capital       Earnings        Total
                             ------          ------        ------         ------        -------       --------        -----
Balance, August 31, 1997    14,235,136   $   14,235          71,335     $ (57,322)     $3,452,130    $1,928,206    $5,337,249

Restricted stock issued        191,280          191               -             -          89,812             -        90,003

Four-for-one reverse stock
  split at par value       (10,819,788)     (10,819)        (53,501)            -          10,819             -             -

Treasury stock acquired              -            -         308,205      (568,577)              -             -      (568,577)

Net income                           -            -               -             -               -       945,843       945,843
                           -----------   ----------        --------     ---------      ----------    ----------    ----------
Balance, August 31, 1998     3,606,628        3,607         326,039      (625,899)      3,552,761     2,874,049     5,804,518
                           -----------   ----------        --------     ---------      ----------    ----------    ----------

Treasury stock
 acquired, net                       -            -          44,978      (103,948)              -             -      (103,948)

Net income                           -            -               -             -               -     2,663,832     2,663,832
                           -----------   ----------        --------     ---------      ----------    ----------    ----------
Balance, August 31, 1999     3,606,628   $    3,607         371,017     $(729,847)     $3,552,761    $5,537,881    $8,364,402
                           ===========   ==========        ========     =========      ==========    ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                                      DYNACQ INTERNATIONAL, INC.
                                           Consolidated Statements of Cash Flows
                                    For the Years Ended August 31, 1999 and 1998

----------------------------------------------------------------------------------------------------------------------
                                                                                     1999                   1998
                                                                                     ----                   ----
Cash flows from operating activities:
Net income                                                                    $      2,663,832       $        945,843
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Deprecation and amortization                                                       566,254                527,876
    Bad debt expense                                                                 4,120,862              2,240,258
    Provision for uncollectible notes                                                        -                149,698
    Loss on retirement of property and equipment                                        32,914                      -
    Deferred income taxes, net                                                         510,000                 61,000
    Minority interests                                                                 146,508                220,415
    Changes in operating assets and liabilities:
      Accounts receivable                                                           (6,861,007)            (1,781,297)
      Income tax receivable                                                                  -                181,294
      Inventories                                                                       (2,261)                 2,071
      Due from related party                                                           (16,769)                   944
      Accounts payable                                                                 643,678               (243,549)
      Accrued liabilities                                                              835,391               (470,827)
      Income taxes payable                                                             572,000                465,306
                                                                              -----------------      -----------------

      Net cash provided by operating activities                                      3,211,402              2,299,032
                                                                              -----------------      -----------------

Cash flows from investing activities:
    Purchases of property and equipment                                             (4,345,026)              (535,512)
    Issuance of notes receivable                                                       (75,000)                     -
    Redemption of short-term investments                                                30,000                159,638
    Decrease in other assets                                                               474                 26,780
                                                                              -----------------      -----------------

      Net cash used in investing activities                                         (4,389,552)              (349,094)
                                                                              -----------------      -----------------

Cash flows from financing activities:
    Principal payments on long-term debt                                              (242,612)              (227,070)
    Acquisition of treasury stock, net                                                (103,948)              (113,577)
    Contributions from minority interests                                              360,000                      -
    Purchase of minority interests                                                     (85,012)               (38,377)
                                                                              -----------------      -----------------

      Net cash used in financing activities                                            (71,572)              (379,024)
                                                                              -----------------      -----------------

      Net increase (decrease) in cash and cash equivalents                          (1,249,722)             1,570,914

Cash and cash equivalents at beginning of year                                       2,413,257                842,343
                                                                              -----------------      -----------------

Cash and cash equivalents at end of year                                      $      1,163,535       $      2,413,257
                                                                              =================      =================

Supplemental cash flow disclosures:
    Cash paid during year for:
      Interest                                                                $        111,436       $        126,220
      Income taxes                                                            $        328,000       $          8,400
    Noncash investing activity:
      Property and equipment included in accounts payable                     $        600,619       $              -

   The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1.  CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

A.  Business and Organization

    Dynacq International, Inc. (the "Company") is engaged in the business of providing home infusion health care services and supplies to patients in their homes, the operation of an outpatient surgical center, the operation of a medical office complex, the management of physician practices, and the operation of a general acute hospital, all located in the Houston metropolitan area.

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

     In August 1994, the Company consummated the acquisition of approximately 65% of the outstanding stock of Vista Healthcare, Inc. ("Vista"), which operates a medical clinic and

NOTE 1. CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)



         outpatient surgical center in Pasadena, Texas. The Company issued 179,093 shares of its common stock in a transaction valued at $1,289,461. This acquisition, which was accounted for as a purchase, resulted in the recording of excess costs over net assets acquired totaling $230,717. In 1994, the Company commenced construction of a new medical office building (adjacent to the Vista facility) which was completed in 1995 at a total cost of approximately $1,925,000. Several of the existing physician-minority shareholders of Vista relocated their offices to the new facility.

    In September 1994, the Company formed Doctors Practice Management, Inc. ("DPMI") to provide fee based practice management services to physicians and to assist in consolidating medical providers into integrated delivery systems.

    In November 1997, Aso Medical, Inc. ("ASO") was formed as a wholly owned subsidiary of DPMI to provide billing and related services to physicians. ASO had no operations during 1999 and 1998.

    Effective January 15, 1998, the Company's shareholders approved a reverse split of the outstanding shares of the Company's Common Stock on the basis of one share for every four shares outstanding, with the par value of each share remaining at $.001. The reverse split was recommended by the Board of Directors because of its belief that the post-split per share price will enhance the acceptability and marketability of the Company's common stock by the financial community and investing public. Additionally, management believed that the reverse split would result in the Company's common stock having a minimum bid price in excess of $1.00 per share and would, therefore, enable the Company to maintain the listing of its common stock on the Nasdaq Small Cap Market.

    In May 1998, DPMI organized Vista Community Medical Center, L.L.C. ("Vista Medical"), a Texas limited liability company, for the purpose of operating a General Acute Hospital (the "Hospital"). The Hospital is located adjacent to the Vista medical clinic and outpatient surgical center in Pasadena, Texas. In 1998, the Company commenced construction of the new Hospital which was completed and opened in 1999 at a total cost, including furnishings, of approximately $4,960,000. DPMI has a 70% membership interest in Vista Medical.

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

NOTE 1. CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


C.   Revenue Recognition

     The Company recognizes revenue from the performance of medical services in the period in which such services are provided. Substantially all of the Company's revenues are derived from claims filed under major medical policies, workers' compensation policies, Medicare or Medicaid, or personal injury claims. Allowances for discounts on services or adjustments for non-covered costs and expenses are recognized in the period in which the related revenues are provided. Allowances for doubtful accounts are determined by management based upon historical experience and an assessment of the circumstances applicable to individual accounts.

D.  Stock-Based Compensation

    The Company accounts for employee stock options under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and has adopted the "disclosure only" alternative described in Statement of Financial Accounting Standards No. 123, "Accounting for the Stock-Based Compensation" ("SFAS 123"), which requires proforma disclosure of compensation expense using fair value based method of accounting for stock-based compensation plans.

E.  Cash and Cash Equivalents

    The Company considers all highly liquid investments with maturity of three months or less as cash equivalents. At August 31, 1999, cash equivalents were composed primarily of investments in money market funds.

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

NOTE 1. CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


H.   Other Non-Current Assets

     Excess costs over net assets acquired from the Vista acquisition are amortized on the straight-line basis over a period of 14 years. Loan origination fees are amortized on the straight-line basis over the terms of the related debt.

I.   Impairment of Long-Lived Assets

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

J.   Advertising Costs

     The Company expenses advertising costs as incurred. Amounts expended for the years ended August 31, 1999 and 1998, were approximately $82,000 and $293,500, respectively.

K.   Income Taxes

     The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires that deferred tax liabilities or assets be recognized for differences between the income tax basis and the financial reporting basis of assets and liabilities and are measured using the enacted marginal tax rates currently in effect when the differences reverse. The Company's principal differences giving rise to deferred income taxes are accounts receivable, reserve for bad debts, accounts payable, accrued liabilities, and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income.

L.   Earnings Per Common Share

     Earning per common share for the years ended August 31, 1999 and 1998, are presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the presentation of primary and fully diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the years

NOTE 1. CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


ended August 31, 1999 and 1998, diluted common and common equivalent shares outstanding includes 131,882 and 143,750, respectively, of common share equivalents, consisting of stock options, determined under the treasury stock method.

M.  Segments

    For the year ended August 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) which establishes standards for the way public business enterprises report information about operating segments in annual financial statements. Also established were standards for related disclosures about products, services, geographical areas, and major customers. The adoption of SFAS 131 did not have an effect on the Company's primary financial statements.

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

NOTE 2.  VISTA HEALTHCARE, INC.

On August 25, 1994, the Company completed the acquisition of approximately 65% of the common stock of Vista in a transaction accounted for as a purchase. Accordingly, the accompanying financial statements reflect the results of operations of Vista for the period subsequent to August 25, 1994. During 1995, the Company sold a portion of its investment in Vista to certain affiliates for $80,000 cash. During 1996, Vista repurchased a portion of its common stock from certain affiliates for $134,958 and resold $20,000 of this stock to an affiliated Physician. During 1997, the remaining treasury stock was sold to the Company at Vista's cost of $114,958. During 1998, the Company purchased 1.45% of the common stock of Vista for $11,600 cash. During 1999, the Company purchased an additional 2.56% of Vista for $37,000 cash. Net assets purchased in excess of costs incurred have been included in consolidated operations. As of August 31, 1999, the Company owned approximately 70% of the outstanding common stock of Vista.

NOTE 3.  PROPERTY AND EQUIPMENT

At August 31, 1999, property and equipment consisted of the following:

          Land                                      $   497,109
          Buildings and improvements                  7,177,253
          Furniture and fixtures                        459,944
          Equipment                                   3,869,730
          Automobile                                     24,125
                                                    -----------
                                                     12,028,161

          Less, accumulated depreciation             (2,448,954)
                                                    -----------

          Net property and equipment                $ 9,579,207
                                                    ===========

Vista's existing physical facility is pledged as collateral on a long-term mortgage to a financing company in the amount of $622,970 as of August 31, 1999. In connection with its 1994 acquisition of approximately 65% interest in Vista, the Company has guaranteed 65% of the outstanding balance of this long-term mortgage.

For the years ended August 31, 1999 and 1998, depreciation expense was $546,365 and $449,728, respectively.

NOTE 4.  OTHER NON-CURRENT ASSETS

In connection with the acquisition of Vista, excess costs over net assets acquired totaling $230,717 were incurred. This amount is being amortized over a period of fourteen years on the straight-line basis beginning August 25, 1994. For the years ended August 31, 1999 and 1998, amortization expense was $16,480 for each period.

NOTE 5.  NOTES PAYABLE

Notes payable consists of two 6.50% short-term notes due to a physician group for which the Company provides management services.

NOTE 6. LONG-TERM DEBT

At August 31, 1999, long-term debt consisted of the following:

          Note payable to a former shareholder, payable in monthly
          installments of $10,007, including interest at 11.50%,
          through December 2002, uncollateralized.                    $ 331,174

          Note payable to a financing company payable in monthly
          installments of $19,533, including interest at 9.65%,
          through September 2002, collateralized by land and
          guaranteed by certain minority stockholders of Vista.         622,970
                                                                      ---------
                                                                        954,144


          Less, current maturities                                     (268,657)
                                                                      ---------

                                                                      $ 685,487
                                                                      =========

The aggregate principal payments on long-term debt subsequent to August 31, 1999, are as follows:

               Year ending August 31,
                     2000               $268,657
                     2001                297,522
                     2002                329,512
                     2003                 58,453
                                        --------

               Total                    $954,144
                                        ========


NOTE 7. INCOME TAXES

The provision for income tax expense consisted of the following at August 31:

                                           1999              1998
                                           ----              ----
          Current tax expense:
                  Federal                  $1,087,000        $604,000
                  State                        93,000          51,000
                                           ----------        --------
                  Total current             1,180,000         655,000
          Deferred tax expense:
                  Federal                     212,000          56,000
                  State                        18,000           5,000
                                           ----------        --------
                  Total deferred              230,000          61,000
                                           ----------        --------

          Total                            $1,410,000        $716,000
                                           ==========        ========

Deferred taxes arise primarily due to the Company and its subsidiaries filing their individual income tax returns on a cash basis, the use of the specific charge-off method for tax reporting, and accelerated methods of computing depreciation for tax purposes. The components of the provision for deferred income taxes, at August 31, were as follows:

                                                                            1999                   1998
                                                                            ----                   ----
          Applicable to:
          -------------
          Cash basis of accounting for federal income tax
          purposes.                                                       $ 1,286,000             $ 819,000


          Use of reserve for bad debts for financial reporting
          and specific charge-off method for tax reporting.                (1,090,000)             (785,000)


          Difference in methods of computing depreciation for
          tax and financial reporting purposes and other.                      34,000                27,000
                                                                          -----------             ---------

                                                                          $   230,000             $  61,000
                                                                          ===========             =========

Significant components of the Company's deferred tax liabilities and assets, at August 31, 1999, were as follows:

                                                                Current     Noncurrent
                                                                -------     ----------
          Deferred tax liabilities:
           Basis in property and equipment                    $         -   $(244,000)
           Receivables                                         (4,514,000)          -
          Deferred tax assets:
           Payables and other                                     894,000           -
           Reserve for bad debts                                3,035,000           -
                                                              -----------   ---------

          Net liability                                       $  (585,000)  $(244,000)
                                                              ===========   =========

The following table reconciles the Federal statutory income tax rate and the Company's effective income tax rate:

                                                                    1999        1998
                                                                    ----        ----
          Provision for income taxes at federal statutory
          rate                                                      34.0%       34.0%

          State tax provision, net of federal benefits               3.0         3.0
          Minority interest in loss of partnership on which
          tax benefit was not recorded                              (3.3)          -

          Other differences                                         (0.3)        1.0
                                                                    ----        ----

          Effective tax rate                                        33.4%       38.0%
                                                                    ====        ====

NOTE 8. RELATED PARTY TRANSACTIONS

The Company leases to its President his personal residence at a monthly rate of $1,400. Total rent income for the years ended August 31, 1999 and 1998, was $16,800 for each year. The amount due for rent for the year ended August 31, 1999 is included in current assets as due from related party.

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

NOTE 9. CAPITAL STOCK

Pursuant to an Asset Purchase Agreement dated October 22, 1997, the Company issued 45,000 shares of restricted common stock valued at $90,000. This issuance was valued at fair market value based upon management's estimation of the open market closing price. In exchange for the restricted common stock, the Company assumed liabilities of $63,300 and received tangible and intangible property with a fair value of $153,300. In addition to the restricted common shares, the Company granted a two-year option to purchase an additional 37,500 restricted shares of common stock at $2.00 per share. In October 1998, the Company filed a civil lawsuit claiming breach of contract of the Asset Purchase Agreement. On October 29, 1998, a Compromise, Settlement and Mutual Release Agreement was entered into whereby the Company agreed to pay $118,000 in exchange for the return of the 45,000 shares of restricted common stock, the cancellation of the option to acquire 37,500 restricted shares of common stock and the transfer of approximately $57,849 of the original $63,300 of liabilities assumed.

On February 26, 1998, the Company agreed to buy back 287,500 shares of common stock for $517,500 or $1.80 per share. A cash payment of $62,500 was made, and the balance of $455,000 is being repaid pursuant to an unsecured promissory note in sixty (60) monthly installments of $10,007 each including accrued interest at an annual interest rate of 11.50%.

Stock Options

The Company has various stockholder-approved stock option plans which provide for the grant of options to directors, officers, key employees and consultants to purchase Common Stock at a price determined by the Board of Directors which may not be less than 100% of the fair market value as of the date of grant. The Board of Directors administers the stock option plans. Options may be granted as incentive stock options or as non-qualified stock options. Incentive stock options vest 100% annually, upon completion of one year of employment subsequent to the date of grant. The non-qualified stock options are subject to vesting schedules determined by the Board of Directors at the date of grant subject to a minimum six month vesting provision. The options expire at dates ranging from five to ten years from the date of grant.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 is effective for fiscal years beginning after December 15, 1995 and allows for the option of continuing to account for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, or selecting the fair value method of expense recognition as described in SFAS 123. The Company has elected to follow APB 25 in accounting for its stock option plans. The total compensation expense associated with stock options granted in 1998 and 1999 was $200,760 and $202,248, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Hence, the 1999 pro-forma disclosures reflect the vesting of the options granted in 1998 and their related compensation expense. The options granted in 1999 and their related compensation expense will be reflected at the time such options vest.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1999, respectively: risk-free interest rates of 5.50% and 4.72%; dividend yield of zero as the Company has not paid and does not anticipate paying any dividends in the future; volatility factors of the expected market price of the Company's common stock of 1.51 and 1.87; and a weighted-average expected life of the options of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The Company's pro forma information follows:

                                                                           1999                  1998
                                                                           ----                  ----
          Net income available for common stock as reported             $2,663,832             $945,843
          SFAS No. 123 effect                                             (200,760)                   -
                                                                        ----------             --------

          Pro forma net income available for common stock               $2,463,072             $945,843
                                                                        ==========             ========

          Pro forma basic earnings per share                            $     0.76             $   0.28
          Pro forma diluted earnings per share                          $     0.74             $   0.27

The following is a summary of the Company's stock option activity and related information for the years ended August 31, 1999 and 1998:

                                                                                                    Weighted Average
                                                                                                         Price
                                                                                                    Date of Grant or
                                                                                                    ----------------
                                                                      Number of Shares                  Exercise
                                                                      ----------------                  --------
          Outstanding at August 31, 1997                                   112,632                       $ 4.40
           Options Granted                                                 156,250                         1.58
           Options Exercised                                                     -                            -
           Options Canceled                                                      -                            -
                                                                          --------                       ------
          Outstanding at August 31, 1998                                   268,882                         2.76
           Options Granted                                                  88,000                         2.38
           Options Exercised                                                     -                            -
           Options Canceled                                                (37,500)                       (2.00)
                                                                          --------                       ------
          Outstanding at August 31, 1999                                   319,382                       $ 2.74
                                                                          ========                       ======

          Options exercisable at year-end                                  231,382                       $ 2.88

          Weighted-average fair value of options granted
          during the year                                                 $   2.38

The following table summarizes information about the Company's stock options at August 31, 1999:

                                   Options Outstanding                               Options Exercisable
                    ---------------------------------------------------         ----------------------------
                                     Weighted-
                                      Average              Weighted-                            Weighted-
   Range of                          Remaining              Average                              Average
Exercise Prices     Number        Contractual Life       Exercise Price         Number        Exercise Price
---------------     ------        ----------------       --------------         ------        --------------
    $ 1 - 4         275,632             3.39                  $2.31             187,632            $2.28
    $ 5 - 7          43,750             6.03                  $5.43              43,750            $5.43
                    -------                                                     -------
    $ 1 - 7         319,382             3.75                  $2.74             231,382            $2.88
                    =======                                                     =======

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its facilities and equipment under operating leases with net aggregate future lease payments of $13,800 at August 31, 1999, payable as follows:

                     Year ending August 31,
                              2000                  7,800
                              2001                  6,000
                                                  -------

                              Total               $13,800
                                                  =======

Rent expense related to its facilities and equipment leases, for the years ended August 31, 1999 and 1998, was $35,444 and $8,438, respectively.

The Company also leases corporate office space under an operating lease on a month-to-month basis. Rent expense for its corporate lease was $16,372 and $15,432 for each of the years ended August 31, 1999 and 1998.

In addition, the Company pays certain operating leases on behalf of the physicians being managed by Doctors Practice Management, Inc. For the years ended August 31, 1999 and 1998, total physicians' operating lease expenses were $35,589 and $57,988, respectively.

Total rent expenses, including those physicians' operating leases paid by the Company, for the years ended August 31, 1999 and 1998, was approximately $87,405 and $81,858, respectively.

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

NOTE 11.  SUPPLEMENTARY INFORMATION

At August 31, 1999, the detail of certain balance sheet accounts was as follows:

          Accounts receivable:
            Trade                                                      $12,721,675
            Other                                                           65,495
                                                                       -----------
                                                                        12,787,170

          Less, allowance for doubtful accounts                         (8,381,676)
                                                                       -----------

                                                                       $ 4,405,494
                                                                       ===========

          Other assets:
            Excess costs over net assets acquired,
               net of accumulated amortization of $82,670              $   148,047
            Other                                                           76,735
                                                                       -----------

                                                                       $   224,782
                                                                       ===========

          Accrued liabilities:
             Compensation to Physicians                                $   294,829
             Interest expense                                               35,585
             Wages and payroll taxes                                       637,589
            Ad valorem taxes                                               178,742
                                                                       -----------

                                                                       $ 1,146,745
                                                                       ===========

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

The carrying amounts of cash and cash equivalents, short-term investments, receivables, notes payable and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying amounts of the Company's long-term borrowings, at August 31, 1999, approximate their fair value.

NOTE 13.  SEGMENT AND RELATED INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131 during the fiscal year ended August 31, 1999. The Company has four reportable segments: infusion therapy, physician practice management, emergency and inpatient surgical center, and clinic and outpatient surgical center. The infusion therapy segment's business principally involves the administration of physician-prescribed nutrients, antibiotics or other medicines to cancer patients in their homes. The physician practice management segment provides office space and fee-based management services to physicians. The emergency and patient surgical center segment is comprised of a forty-two bed hospital which provides a wide range of medical services including major surgical cases which require hospitalization. The clinic and outpatient surgical center segment provides outpatient surgical facilities, X-ray diagnostic services and full service laboratory testing.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

The Company accounts for intersegment sales and expenses as if the sales or transfers were to third parties, that is, at current market prices.

The Company's reportable segments are business units that offer different services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                                       Physician    Emergency and      Clinic and
                                           Infusion    Practice       Inpatient        Outpatient
                                           Therapy    Management   Surgical Center   Surgical Center    Totals
                                           -------    -----------  ----------------  ---------------    ------
  Revenues from external customers       $  758,873   $12,565,203     $1,360,238        $16,030,473   $30,714,787
  Intersegment revenues                           -    10,418,366              -                  -    10,418,366
  Interest revenue                           21,478        33,133          8,979            136,230       199,820
  Interest expense                          173,573             -              -             68,895       242,468
  Depreciation and amortization             326,854        53,870              -            185,530       566,254
  Income tax expense (benefit)              (90,000)    1,060,000       (414,000)           854,000     1,410,000
  Segment assets                          6,525,563     3,974,496      2,333,942          7,003,964    19,837,965
  Expenditures for segment assets         4,047,964       124,664              -            172,398     4,345,026
  Segment profit/(loss)                    (179,870)    2,112,592       (824,607)         1,702,225     2,810,340

The following table provides a reconciliation of the reportable segments' revenues, profit/(loss), assets, and other significant items to the consolidated totals.

          REVENUES:
          --------
          Total revenues for reportable segments                                                           $ 30,714,787
          Elimination of intersegment revenues                                                              (10,418,366)
                                                                                                           ------------
            Consolidated total revenues                                                                    $ 20,296,421
                                                                                                           ============


          PROFIT/(LOSS):
          -------------
          Total profit/(loss) for reportable segments                                                      $  2,838,340
          Elimination of minority interests                                                                    (146,508)
                                                                                                           ------------
            Consolidated net income                                                                        $  2,663,832
                                                                                                           ============


          ASSETS:
          ------
          Total assets for reportable segments                                                             $ 19,837,965
          Elimination of intercompany accounts and other                                                     (4,325,453)
                                                                                                           ------------
            Consolidated total assets                                                                      $ 15,512,512
                                                                                                           ============


          OTHER SIGNIFICANT ITEMS:
          -----------------------
                                                              Segment                                      Consolidated
                                                               Totals           Adjustments                   Totals
                                                               ------           -----------                   ------
          Interest revenue                                    $199,820           $(124,303)                $     75,517
          Interest expense                                     242,468            (124,303)                     118,165

The Company's revenues and long-lived assets are derived and domiciled from a customer base located solely in the United States.

                               INDEX TO EXHIBITS

All Exhibits listed below are incorporated by reference from prior filings except for those denoted by an asterisk which are filed herewith.

(2.1.) Stock Sale Agreement, dated July 21, 1992, pertaining to a change in control of Dynacq International, Inc. (the "Company") which was previously filed in and is incorporated herein by this reference to, the Company's Registration Statement on Form 10, No. 0-20554.

(2.2.) Exchange Agreement by and among the Company, Vista Healthcare, Inc. ("Vista") and certain Vista shareholders which was previously filed in, and is incorporated by this reference to, the Company's Current Report on Form 8-K, dated August 4, 1994.

(3.0) Articles of Incorporation, filed June 16, 1989, which were previously filed in, and are hereby incorporated by reference to the Company's Registration Statement on Form 10, No. 0-20554.

(3.1.) Amendment to Articles of Incorporation, filed February 12, 1992, which was previously filed in, and is hereby incorporated by reference to, the Company's Registration Statement on Form 10, No. 0-20554.

(3.2.) Amendment to Articles of Incorporation, filed July 20, 1992, which was previously filed in, and is hereby incorporated by reference to, the Company's Registration Statement on Form 10, No. 0-20554.

(3.3.)    Amendment to Articles of Incorporation filed February 10, 1998.

(3.4.) Bylaws (amended August 1, 1995) which were previously filed in and are hereby incorporated by reference to the Company's Amended Form 10-K for fiscal 1995 dated May 1, 1996, File No. 0-20554.

(10.1.) Pledge-Security Agreement between the Company and Capital Bank dated July 20, 1994, which was previously filed in and incorporated by this reference to, the Company's current Report on Form 8-K, dated August 4, 1994, No. 0-20554.

(10.2.) Guaranty Agreement between the Company and Metlife Capital Corporation dated July, 1994, which was previously filed in and is hereby incorporated by reference to, the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993. commission File No. 0-20564.

(10.3.) Security Agreement dated July 18, 1996, between Vista and Capital Bank, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, Commission File No. 0-20554.

(10.4.)   1995 Incentive Stock Option Plan for Employees and Employee
          Directors, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, Commission File No. 0-20554.

                                      E1

(10.5.) 1995 Non-Qualified Stock Option Plan for Consultants and Non-Employee Directors, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, Commission File No. 0-20554.

(10.6.) 1995 Stock Option Agreement between the Company and Philip S. Chan, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, Commission File No. 0-20554.

(10.7.) Full Service Facility and Management Agreement between DPMI and JCW Medical Associates, P.A. dated May 1, 1996, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, Commission File No. 0-20554.

(10.8.) Full Service Management Agreement between DPMI and Ping S. Chu, M.D., dated March 1, 1996, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, Commission File No. 0-20554.

(10.9.) Promissory Note dated November 15, 1996, from JCW Medical Associates, P.A. payable to the Company in the principal amount of $666,922.22, bearing interest at 8% per annum and payable in 180 monthly installments, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, Commission File No. 0-20554.

(10.10.) Security Agreement dated May 1, 1996, by JCW Medical Associates, P.A. to DPMI, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, Commission File No. 0-20554.

(10.11.) Credit Agreement dated May 1, 1996, between JCW Medical Associates, P.A. and DPMI, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, Commission File No. 0-20554.

(10.12.) Revolving Credit Note from JCW Medical Associates, P.A. to DPMI dated April 1, 1996 for $675,000, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, Commission File No. 0-20554.

(10.13.) Credit Agreement dated April 1, 1996, between R.S. Arora, M.D., as Borrower, to DPMI as Lender, for advances up to $100,000, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, Commission File No. 0-20554.

(10.14.) Security Agreement dated April 1, 1996, by R.S. Arora M.D. as Grantor to DPMI as Lender, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, Commission File No. 0-20554.

(10.15.) Revolving Credit Note dated April 1, 1996, in the principal amount of $100,000 from R.S. Arora, M.D. to DPMI, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, Commission File No. 0-20554.

(10.16.) $100,000 Revolving Credit Note dated July 1, 1996, from Houston Physical Medicine Associates, M.D., P.A. to DPMI, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, Commission File No. 0-20554.


                                      E2

(10.17.) Credit Agreement dated July 1, 1996, between Houston Physical Medicine Associates, M.D., P.A. and DPMI, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, Commission File No. 0-20554.

(10.18.) Full Service Facility and Management Agreement dated October 1, 1996 by and between Milton Kirkwood, D.O. and DPMI, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, Commission File No. 0-20554.

(10.19.) Asset Purchase Agreement and Bill of Sale dated October 22, 1997 by and between Medtek Management, Inc. and DPMI, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, Commission File No. 0-20554.

(10.20.) Asset Purchase Agreement dated November 13, 1997 by and among DPMI, Kirkwood Medical Associates, P.A., Milton E. Kirkwood, D.O., Ron Kirkwood, D.O., and John Kirkwood, D.O., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, Commission File No. 0-20554.

(10.21.) Lease Agreement effective July 1, 1996 by and between DPMI as Tenant and the City of Pasadena as Landlord relating to 3,000 square feet of office space in Pasadena, Texas, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, Commission File No. 0-20554.

(10.22.) Lease Agreement dated November 1, 1997 by and between DPMI as Landlord and Kirkwood Medical Associates as Tenant relating to approximately 9,200 square feet of office space located at 4301A Vista Road, Pasadena, Texas, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, Commission File No. 0-20554.

(10.23.) Amendment No. 1 effective September 1, 1996 to the Full Service Management Agreement between DPMI and Ping S. Chu, M.D. dated March 1, 1996, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, Commission File No. 0-20554.

(10.24.) Amendment No. 1 effective September 1, 1996 to Full Service Facility and Management Agreement between DPMI and JCW Medical Associates, P.A. dated May 1, 1996, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, Commission File No. 0-20554.

(10.25.) $60,000.00 Promissory Note dated November 30, 1996, of the Company, payable to JCW Medical Associates, P.A., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, Commission File No. 0-20554.

(10.26.) $190,000.00 Promissory Note dated January 31, 1997, of DPMI, payable to JCW Medical Associates, P.A., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, Commission File No. 0-20554.

(10.27.) Stock Option Agreement for Philip Chan dated effective December 18, 1997, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, Commission File No. 0-20554.

                                      E3

(10.28.) Stock Option Agreement for Glenn Rodriguez dated effective December 18, 1997, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, Commission File No. 0-20554.

(10.29.) Letter Agreement regarding pharmaceutical services between Vista and the Company dated effective September 1, 1998, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, Commission File No. 0-20554.

(10.30.) Office/Surgical Care Center Lease Agreement dated September 1, 1998, between the Company as Landlord and Vista as Tenant, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, Commission File No. 0-20554.

(10.31.) Management Support and Marketing Agreement dated October 1, 1998, by and between DPMI and Ultramed, L.C., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, Commission File No. 0-20554.

(10.32.) Full Service Management Agreement dated October 1, 1998, by and between DPMI and Vista, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, Commission File No. 0-20554.

(10.33.) Real Estate Lien Note dated September 1, 1998, in the principal amount of $1,400,000.00 from the Company to Vista, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, Commission File No. 0-20554.

(10.34.) Warranty Deed with Vendor's Lien from Vista to the Company dated September 1, 1998, relating to 4.5799 acres of land in Pasadena, Texas, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, Commission File No. 0-20554.

(10.35.)  Deed of Trust dated September 1, 1998 from the Company regarding
          4.5799 acres of land in Pasadena, Texas, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, Commission File No. 0-20554.

(10.36.) AIA Construction Contract dated April 13, 1998, by and between the Company and Beck-Ford Construction, Inc. for construction of the Hospital for approximately $2,500,000, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, Commission File No. 0-20554.

(10.37)* Stock Option Agreement for Philip Chan dated January 4, 1999, relating to options to purchase $24,000 shares at $2.375.

(10.38)* Stock Option Agreement for Glenn Rodriguez dated January 4, 1999, relating to options to purchase 30,000 shares at $2.375.

(10.39)* Hospital Lease Agreement from Dynacq to Vista Community Medical Center, L.L.C. for 23,000 square with annual retails of $57,500 per month for through January 31, 2004.

(10.40)* The Company's Real Estate Lien Note dated September 1, 1998 in the principal amount of $270,000 payable to Vista Healthcare, Inc.

                                      E4

(10.41)* Deed of Trust dated September 1, 1998, from the Company with respect to its real estate properties in Pasadena, Texas.

(10.42)*  Regulations of Vista Community Medical Center, L.L.C.

(21.0) Listing of subsidiaries of the Company, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, Commission File No. 0-20554.

(27.)*    Financial Data Schedule.

__________________________________

*    Filed herewith.

                                      E5