Form 10QSB
period 1999-11-30
DYNACQ INTERNATIONAL INC
filed 2000-01-14
CIK 890908

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-QSB
(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1999

                                      or

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

Title of Each Class                         Outstanding at  January 13, 2000
Common Stock, $0.001  par value             6,681,590 shares

   Transitional Small Business Disclosure Format (check one)
      Yes __         No X

PART I. - FINANCIAL INFORMATION
ITEM I. - FINANCIAL STATEMENTS

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                                (Unaudited)       (Audited)
                                                                NOVEMBER 30,      AUGUST 31
                                                                    1999            1999
                                                                ------------     -----------
CURRENT ASSETS:
  Cash                                                             1,608,941      1,163,535
   Receivable (Net of Allowance for                                4,757,998      4,405,494
       Doubtful Accounts)
    Inventory                                                         28,466         31,869
   Notes Receivable                                                  135,000         75,000
    Due from related party                                            32,625         32,625
                                                                 -----------     ----------
Total Current Assets                                               6,563,030      5,708,523

FIXED ASSETS - NET                                                 9,771,636      9,579,207
OTHER ASSETS                                                         221,939        224,782
                                                                  ----------     ----------
TOTAL ASSETS                                                      16,556,605     15,512,512
                                                                  ==========     ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                                                  595,408      1,432,114
   Accrued Liabilities                                             1,892,492      1,146,745
   Notes Payable                                                           0        250,000
   Current Maturity of Notes Payable                                 204,040        268,657
   Income Taxes Payable                                            1,078,882      1,037,306
   Deferred Income Taxes Payable                                     495,000        585,000
                                                                  ----------     ----------
TOTAL CURRENT LIABILITIES                                          4,265,822      4,719,822

LONG-TERM DEBT, NET OF CURRENT MATURITY                              685,487        685,487
DEFERRED FEDERAL INCOME TAX  PAYABLE                                 489,647        244,000
MINORITY INTERESTS IN SUBSIDIARY                                   1,615,469      1,498,801

STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.01 Par Value,
     5,000,000 Shares Authorized,
     None Issued or Outstanding (1)
   Common Stock, $0.001 Par Value,
     300,000,000 Shares Authorized
     After 8 to 1 &4 to 1 reverse stock split, & 100% stock
     dividend on 1/10/2000, 7,213,256 Shares Issued and
     Outstanding (1)                                                   7,311          3,607
   Additional Paid In Capital (1)                                  3,819,230      3,552,761
   Retained Earnings (1)                                           6,403,486      5,537,881
LESS TREASURY STOCK; 531,666 shares at cost (1)                     (729,847)      (729,847)
                                                                  ----------     ----------
TOTAL STOCKHOLDERS' EQUITY                                         9,500,180      8,364,402
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        16,556,605     15,512,512
                                                                  ==========     ==========

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                         NOVEMBER 30
                                                                      1999           1998
                                                                    ----------------------
INCOME                                                             5,243,612      2,417,625
COST OF SALE                                                         125,677         98,090
                                                                   ---------      ---------
   GROSS  PROFIT                                                   5,117,935      2,319,535

LESS EXPENSES :
    Contract payments to physicians                                  401,748        393,258
    Compensation and benefits                                        959,571        492,483
    Medical Supplies                                                 850,038        296,187
    Other general and administrative expense                       1,013,302        385,660
    Depreciation and Amortization                                    236,113        124,402
    Rent and occupancy                                                80,951        111,555
    Interest                                                          64,685         33,390
                                                                   ---------      ---------
     Total Expenses                                                3,606,408      1,836,935
                                                                   ---------      ---------
NET INCOME (LOSS) FROM OPERATIONS                                  1,511,527        482,600

LESS PROVISION FOR FEDERAL INCOME TAXES                              525,647        157,690

NET INCOME BEFORE MINORITY INTEREST                                  985,880        324,910

MINORITY INTERESTS IN (PROFITS)/LOSS
OF SUBSIDIARY                                                       (116,668)       (33,698)

NET INCOME (LOSS)                                                    869,212        291,212
                                                                   =========      =========
BASIC EARNINGS/ (LOSS) PER COMMON SHARE:                               $0.13          $0.04

DILUTED EARNINGS/ (LOSS) PER COMMON SHARE:                             $0.13          $0.04
                                                                   =========      =========
WEIGHTED AVERAGE COMMON SHARES-BASIC                               6,519,222 (1)  6,935,084 (2)
WEIGHTED AVERAGE COMMON SHARES-DILUTED                             6,684,836 (1)  6,935,084 (2)


Note:
(1) Common shares presented in the Consolidated Balance Sheets and Consolidated Statement of Operations for the first quarter ended November 30, 1999 in calculating both the common share par value, additional paid-in capital, retained earnings, and earnings per share reflect the 2 for 1 stock split effected in the form of a 100% stock dividend, although the 100% stock dividend will not take effect until January 10, 2000. Management elected to restate and present the number of common shares outstanding and other per share information giving effect to the 100% stock dividend on January 14, 2000, the ex-dividend date, which coincides with the filing date of this Form 10Q-SB for the quarterly period ended November 30, 1999 in order to avoid possible confusion.

(2) Common shares presented in the corresponding quarter of the previous year in computing the earnings per share are restated as if the 2 for 1 stock split effected in the form of a 100% stock dividend has been retroactively applied for comparison purpose.

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED NOVEMBER 30
                                  (UNAUDITED)


                                                             1999          1998
                                                           --------      --------
RECONCILIATION OF NET INCOME TO NET CASH
USED BY OPERATING ACTIVITIES:
Net Income (Loss)                                            869,212      291,212
ADD:  ITEMS NOT REQUIRING CASH:
      DEPRECIATION                                           236,113      124,402

Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
    (Increase) Decrease in Accounts Receivable              (352,504)     273,040
    (Increase) Decrease in Inventory                           3,403        1,000
    (Increase) Decrease in Other Current Assets              (60,000)           0
    (Increase) Decrease in Due from related party                  0           30
    (Increase) Decrease in Other Assets                        2,843        4,439
    Increase (Decrease) in Accounts Payable                 (836,706)      (6,395)
    Increase (Decrease) in Accrued Liabilities               745,747      (37,492)
    Increase (Decrease) in Current Notes Payable            (250,000)     (39,896)
    Increase (Decrease) in Current Maturity                  (64,617)           0
    Increase (Decrease) in Current Income Taxes               41,576      (64,000)
    Increase (Decrease) in Deferred Income Taxes             155,647      157,690
                                                           ---------    ---------
Net Cash Provided (Used) by Operating Activities             490,714      704,030

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of Fixed Assets                                (428,542)    (404,801)
    (Decrease) Increase of Minority Interests                116,668       18,783
     in subsidiaries
                                                           ---------    ---------
    Net Cash Provided (Used) by Investing Activities        (311,874)    (386,018)

CASH FLOW FROM FINANCING ACTIVITIES:
    Retirement of Long -Term Debt                                  0            0
     Issuance of exercised option shares from                266,566            0
     Treasury Stock
    Acquisition of Treasury Stock                                  0      (11,346)
                                                           ---------    ---------
     Net Cash Provided (Used) by Financing Activities        266,566      (11,346)
                                                           ---------    ---------
     Net Increase/(Decrease) in Cash                         445,406      306,666

CASH BALANCE AT BEGINNING OF YEAR                          1,163,535    2,413,257
                                                           ---------    ---------
CASH BALANCE AT END OF THE QUARTER                         1,608,941    2,719,923
                                                           =========    =========

                          DYNACQ INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 1999
                                  (UNAUDITED)

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Dynacq International, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements at August 31, 1999. Operating results for the three months period ended November 30,1999 are not necessarily indicative of the results that may be expected for the year ending August 31, 2000.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
            COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 1999
                 TO THE THREE MONTHS ENDED NOVEMBER 30, 1998

Consolidated revenues for the three months ended November 30, 1999 increased $2,825,987 or 117% from that for the corresponding previous quarter ended November 30, 1998. Notwithstanding this significant increase in consolidated revenues, there were a number of significant increases and decreases in the component revenue categories. For instance, revenue attributable to Doctors Practice Management, Inc. ("DPMI") increased significantly $319,502 or 183% from the corresponding previous quarter primarily derived from increased management fee of a specialist physician under management. Revenue attributable to home infusion therapy operations increased $86,257 or 20% in the current quarter due to higher patient load as a result of more referrals and higher reimbursable insurance charges per patient compared to the corresponding quarter of the
previous fiscal year.   Revenue attributable to Vista operations significantly
increased by $876,763 or 41% from the corresponding previous quarter due to increased in patient referrals, primarily as a result of the marketing effort. The hospital which was not opened in the corresponding quarter of the previous fiscal year recorded revenue of about $1,516,000 in the current quarter.

Consolidated costs of sale for the three months ended November 30, 1999 increased $27,587 or 28% from that for the corresponding previous quarter ended November 30, 1998, was primarily attributable to the increased Vista and hospital operations.

Consolidated operating expenses for the three months ended November 30, 1999 increased $1,801,083 or 98% from that for the corresponding previous quarter ended November 30, 1998 primarily due to increase in the activities of Vista and the hospital. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:

(1) The increase in salaries expenses of $467,088 or 95% was primarily attributable to the hospital, which was not in operation in the corresponding quarter of the previous year.

(2) The increase in medical supplies expense of $553,851 or 187% was primarily attributable to the hospital, which was not in operation in the corresponding quarter of the previous year.

(3) The increase in other general & administrative expense of $627,642 or 163%, of which $126,000 was attributable to the hospital, and the remaining balance of the increase was primarily attributable to the increase in management and consulting fee paid to outside management company for overall operation improvement and enhancement in the current quarter.

(4) The increase in depreciation and amortization expense of 111,711 or 90% was primarily due to addition of the hospital building, equipment and furniture and fixture.

(5) The increase in interest expense of $31,295 or 94% was primarily due to paid off of a temporary loan for working capital.

Net Income increased $578,000 or 198% from $291,212 in the corresponding quarter of the previous fiscal year to $869,212 in the current quarter.

Basic Earnings per share increased $0.09 per share or 225% from $0.04 per share in the corresponding quarter of the previous fiscal year to $0.13 per share in the current quarter.

Diluted Earnings per share increased $0.09 per share or 225% from $0.04 per share in the corresponding quarter of the previous fiscal year to $0.13 per share in the current quarter.

                              FINANCIAL CONDITION
   COMPARISON OF THE BALANCE SHEETS AT THREE MONTHS ENDED NOVEMBER 30, 1999
      TO THE AUDITED BALANCE SHEET AT FISCAL YEAR ENDED AUGUST 31, 1999.

Consolidated cash for the three months ended November 30, 1999 increased $445,406 or 38% from that of the previous audited balance sheet ending August 31, 1999 was due to $490,714 provided by operating activities, $311,874 used by investing activities and $266,566 provided by financing activities. Consolidated accounts receivable for the three months ended November 30, 1999 increased $352,504 or 129% from that of the previous audited balance sheet ended August 31, 1999.

Liquidity and Capital Resources

Working Capital of $2,297,208 at November 30, 1999 increased $1,308,507 or 132% from working capital at August 31, 1999 primarily due to increase in cash and receivable, and decrease in accounts payable. At November 30, 1999, the Company maintained a liquid position evidenced by a current ratio of 1.54 to 1 and total debt to equity of 0.52 to 1.

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

ITEM 2. - CHANGES IN SECURITIES
          None

ITEM 3. - DEFAULT UPON SENIOR SECURITIES
          None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5. - OTHER INFORMATION

          The Board of Directors of the Company in the best interests of the Company and its shareholders unanimously authorized and declared as of December 30, 1999 a stock split effected in the form of a 100% stock dividend on all issued shares of its common stock, 0.001 par value, whether outstanding or not, including its treasury shares, effective as of 5:00 p.m. on January 10, 2000 (the "Record Date") as to all shareholders of record as of such date. The distribution date for the 100% stock dividend was January 13, 2000 and the ex-dividend date is January 14, 2000. Pursuant to SEC Rule, Form 10b-17 was filed with NASDAQ on December 30, 1999

          On November 15, 1999, a consultant exercised 47,500 option common shares at $4.00 per share, and three employees exercised an aggregate of 50,000 option common shares at $1.375 per share including 22,500 option common shares exercised by Mr. Glenn Rodriguez pursuant to the Company's 1995 Incentive Stock Option Plan.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          The Board of Directors of the Company in the best interests of the Company and its shareholders unanimously authorize and declare as of December 30, 1999 a stock split effected in the form of a 100% stock dividend on all issued shares of its common stock, 0.001 par value, whether outstanding or not, including its treasury shares, effective as of 5:00 p.m. on January 10, 2000 (the "Record Date") as to all shareholders of record as of such date and hereby authorize the proper officers of the Company to undertake, complete and execute all filings and notifications which may be required in connection herewith including NASDAQ, the SEC, the Secretary of State, and press releases as determined to be necessary in their sole discretion.

Exhibits.
Unanimous Consent of Board of Directors of Dynacq International, Inc.

                             UNANINOUS CONSENT OF
               BOARD OF DIRECTORS OF DYNACQ INTERNATIONAL, INC.

    Whereas, the Board of Directors of Dynacq International, Inc. a Nevada corporation (the "Company") believe it is in the best interests of the Company and its shareholders to declare as of the effective date hereof (the "Declaration Date") a stock split effected as a 100% stock dividend (the "Dividend") on all issued shares of its common stock, 0.001 par value (the "Common Stock"). NOW THEREFORE IT IS

    RESOLVED, that the Board of Directors hereby authorize and declare as of the Declaration Date a stock split effected as a 100% stock dividend on all issued shares of its common Stock, whether outstanding or not, including its treasury shares, effective as of 5:00 p.m. on January 10, 2000 (the "Record Date") as to all shareholders of record as of such date and hereby authorize the proper officers of the Company to undertake, complete and execute all filings and notifications which may be required in connection herewith including with NASDAQ, the SEC, the Secretary of State, and press releases as determined to be necessary in their sole discretion; and further

    RESOLVED, that the officers of the Company are directed to proceed to file an application to list the Company's shares on the NASDAQ National Market if the Company so qualifies.

    IN WITNESS, WHEREOF the undersigned have executed this Unanimous Consent effective as of December 30, 1999.

                                                  DIRECTORS:

                                                  /s/ Chiu Moon Cham
                                                  ----------------------
                                                      Chiu Moon Chan

                                                  /s/ Philip S. Chan
                                                  ----------------------
                                                      Philip S. Chan

                                                  /s/ Stephen L. Huber
                                                  ----------------------
                                                      Stephen L. Huber

                                                  /s/ Earl R. Votaw
                                                  ----------------------
                                                      Earl R. Votaw

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DYNACQ INTERNATIONAL, INC.



DATE:  January  14, 2000               BY: /s/ Philip Chan
                                       ----------------------
                                           Philip Chan
                                           VP-Finance/Treasurer &
                                           Chief Financial Officer