Form 10QSB
period 2000-02-29
DYNACQ INTERNATIONAL INC
filed 2000-04-14
CIK 890908

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2000

                                      or

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


  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes X. No ___.

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dates.

Title of Each Class                            Outstanding at  April 14, 2000
Common Stock, $0.001  par value                6,864,722 shares

Transitional Small Business Disclosure Format (check one)

   Yes ______         No X

PART I. - FINANCIAL INFORMATION
ITEM I. - FINANCIAL STATEMENTS

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                          FEBRUARY 29,                            AUGUST 31
     ASSETS                                                  2000                                   1999
                                                         --------------                        --------------
                                                          (Unaudited)                            (Audited)
CURRENT ASSETS:
 Cash                                                     $ 2,209,463.00                       $ 1,163,535.00
  Receivable (Net of Allowance for
     Doubtful Accounts)                                   $ 5,551,414.00                       $ 4,405,494.00
  Inventory                                               $            -                       $    31,869.00
  Due from Related Party                                  $    32,625.00                       $    32,625.00
  Notes receivable                                        $   225,000.00                       $    75,000.00
                                                          --------------                       --------------
Total Current Assets                                      $ 8,018,502.00                       $ 5,708,523.00

FIXED ASSETS - NET                                        $ 9,698,389.00                       $ 9,579,207.00
OTHER ASSETS                                              $   217,820.00                       $   224,782.00
                                                          --------------                       --------------
TOTAL ASSETS                                              $17,934,711.00                       $15,512,512.00
                                                          ==============                       ==============
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                        $   509,776.00                       $ 1,432,114.00
  Accrued Liabilities                                     $   931,353.00                       $ 1,146,745.00
  Notes Payable                                           $   340,000.00                       $   250,000.00
  Current Portion of Notes Payable                        $   179,746.00                       $   268,657.00
  Income Taxes Payable                                    $ 1,095,030.00                       $ 1,037,306.00
  Deferred Income Taxes Payable                           $   495,000.00                       $   585,000.00
                                                          --------------                       --------------
TOTAL CURRENT LIABILITIES                                 $ 3,550,905.00                       $ 4,719,822.00

LONG-TERM DEBT                                            $   643,495.00                       $   685,487.00
DEFERRED FEDERAL INCOME TAX PAYABLE                       $ 1,017,586.00                       $   244,000.00
MINORITY INTERESTS IN SUBSIDIARY                          $ 1,711,292.00                       $ 1,498,801.00

STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.01 Par Value,
    5,000,000 Shares Authorized,
    None Issued or Outstanding                            $            -                       $            -
  Common Stock, $0.001 Par Value,
    300,000,000 Shares Authorized
    After 8 to 1, 4 to 1 Reverse Stock Split &
     100% Stock Dividend
       7,213,256 Shares Issued and
       6,864,722 Shares Outstanding                       $     7,377.00                       $     3,607.00
  Additional Paid In Capital                              $ 3,964,602.00                       $ 3,552,761.00
  Retained Earnings                                       $ 7,804,301.00                       $ 5,537,881.00
LESS TREASURY STOCK: 348,534 shares at cost               $  (764,847.00)                      $  (729,847.00)
                                                          --------------                       --------------
TOTAL STOCKHOLDERS' EQUITY                                $11,011,433.00                       $ 8,364,402.00
                                                          --------------                       --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $17,934,711.00                       $15,512,512.00
                                                          ==============                       ==============

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED                          SIX MONTHS ENDED
                                         -------------------------------------        ---------------------------------
                                           02/29/2000             02/29/1999           02/29/2000          02/29/1999
                                         -------------           -------------        -------------       -------------
NET REVENUES (net of reserve
 for uncollectibles)                     $5,787,917.00           $3,235,153.00        $11,031,529.00      $5,652,778.00
COST OF SALE                             $  223,803.00           $  100,673.00        $   349,480.00      $  198,763.00
                                         -------------           -------------        --------------      -------------
 GROSS  PROFIT                           $5,564,114.00           $3,134,480.00        $10,682,049.00      $5,454,015.00
                                         -------------           -------------        --------------      -------------
LESS EXPENSES:
 Contract payments to
  physicians                             $  330,816.00           $  565,810.00        $   732,564.00      $  959,068.00
 Compensation and benefits               $  837,881.00           $  490,998.00        $ 1,797,452.00      $  983,481.00
  Medical supplies                       $  695,584.00           $  293,392.00        $ 1,545,622.00      $  589,579.00
  Other general &
   administrative exp.                   $  873,081.00           $  695,967.00        $ 1,886,383.00      $1,081,627.00
  Depreciation & amortization            $  216,350.00           $  160,898.00        $   452,463.00      $  285,300.00
  Rent and occupancy                     $  212,494.00           $   49,625.00        $   293,445.00      $  161,180.00
  Interest                               $   22,332.00           $   29,508.00        $    87,017.00      $   62,898.00
                                         -------------           -------------        --------------      -------------
   Total Expenses                        $3,188,538.00           $2,286,198.00        $ 6,794,946.00      $4,123,133.00
                                         -------------           -------------        --------------      -------------
NET INCOME FROM OPERATIONS               $2,375,576.00           $  848,282.00        $ 3,887,103.00      $1,330,882.00
MINORITY INTERESTS IN
(PROFIT)/LOSS OF SUBSIDIARY              $ (146,823.00)          $  (75,983.00)       $  (263,491.00)     $ (109,681.00)
LESS PROVISION FOR FEDERAL
INCOME TAXES
 Current                                 $          -            $          -         $            -      $           -
 Deferred                                $  827,939.00           $  256,505.00        $ 1,353,586.00      $  414,195.00
                                         -------------           -------------        --------------      -------------
 Total Income Taxes                      $  827,939.00           $  256,505.00        $ 1,353,586.00      $  414,195.00
                                         -------------           -------------        --------------      -------------
INCOME/(LOSS)                            $1,400,814.00           $  515,794.00        $ 2,270,026.00      $  807,006.00
                                         =============           =============        ==============      =============
NET INCOME (LOSS) PER COMMON
 SHARE:
BASIC EARNINGS (LOSS) PER
 SHARE                                   $        0.21           $        0.08         $        0.34      $        0.12
DILUTED EARNINGS (LOSS) PER
 SHARE                                   $        0.21           $        0.07         $        0.34      $        0.12

WEIGHTED AVERAGE SHARE-BASIC                 6,759,883               6,592,090             6,759,883          6,592,090
WEIGHTED AVERAGE
 SHARE-DILUTED                               6,759,883               6,942,354             6,759,883          6,942,354
                                               (1)                       (2)                  (1)                (2)

---------------
(1) AS ADJUSTED FOR 4 TO 1 REVERSE STOCK SPLIT EFFECTIVE 2/10/98 AND 100% STOCK DIVIDEND EFFECTIVE 1/10/2000.

(2) COMMON SHARES PRESENTED IN THE CORRESPONDING QUARTER OF THE PREVIOUS YEAR IN COMPUTING THE EARNINGS ARE RESTATED AS IF THE 2 FOR 1 STOCK SPLIT EFFECTED IN THE FORM OF A 100% STOCK DIVIDEND HAS BEEN RETROACTIVELY APPLIED FOR COMPARISON PURPOSES.

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX  MONTHS ENDED FEBRUARY 29
                                  (UNAUDITED)

                                                                          2000               1999
                                                                     ---------------   ----------------
RECONCILIATION OF NET INCOME TO NET CASH
USED BY OPERATING ACTIVITIES:

Net Income (Loss)                                                    $  2,270,027.00    $   807,006.00
ADD:  ITEMS NOT REQUIRING CASH:
      DEPRECIATION                                                   $    452,463.00    $   285,300.00

Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
 (Increase) Decrease in Accounts Receivable                          $(1,145,920.00)    $    60,689.00
 (Increase) Decrease in Inventory                                    $    31,869.00     $    (5,113.00)
 (Increase) Decrease in Other Current Assets                         $  (150,000.00)    $            -
 (Increase) Decrease in Due from Related Party                       $            -     $        30.00
 Increase (Decrease) in Accounts Payable                             $  (922,338.00)    $   382,292.00
 Increase (Decrease) in Accrued Liabilities                          $  (215,392.00)    $  (190,380.00)
 Increase (Decrease) in Current Notes Payable                        $     1,089.00     $   (92,277.00)
 Increase (Decrease) in Current Income Taxes                         $   (32,276.00)    $   146,617.00
 Increase (Decrease) in Deferred Income Taxes                        $   773,586.00     $    32,640.00
                                                                     ---------------    --------------
Net Cash Provided/(Used by) Operating  Activities                    $ 1,063,108.00     $ 1,426,804.00
                                                                     ---------------    --------------
CASH FLOW FROM INVESTING ACTIVITIES:
 (Purchase)/Disposal of Fixed Assets                                 $  (571,645.00)    $(1,776,378.00)
 (Purchase)/Amortization of Other Assets                             $     6,962.00     $    59,639.00
 (Decrease)/Increase of Minority Interests in subsidiary             $   212,491.00     $   109,681.00
                                                                     ---------------    --------------
 Net Cash Provided/(Used )by Investing Activities                    $  (352,192.00)    $(1,607,058.00)
                                                                     ---------------    --------------
CASH FLOW FROM FINANCING ACTIVITIES:
 Borrowing/(Retirement) of Long-Term Debt                            $   (41,992.00)    $   (25,938.00)
 Issuance of Common Stock out of Treasury Stock                      $       163.00     $            -
 Issuance of Paid In Capital                                         $   411,841.00     $            -
 Acquisition of Treasury Stock                                       $   (35,000.00)    $   (13,076.00)
 Increase in Common Stock Par Value due to 100% Stock Dividend       $     3,607.00
 Decrease in Retained Earnings due to 100% Stock Dividend            $    (3,607.00)
                                                                     ---------------    --------------
  Net Cash Provided/(Used) by Financing Activities                   $   335,012.00     $   (39,014.00)
                                                                     ---------------    --------------
   Net Increase/(Decrease) in Cash                                   $ 1,045,928.00     $  (219,268.00)

CASH BALANCE AT BEGINNING OF YEAR                                    $ 1,163,535.00     $ 2,413,257.00
                                                                     ---------------    --------------
CASH BALANCE AT END OF THE QUARTER                                   $ 2,209,463.00     $ 2,193,989.00
                                                                     ===============    ==============

                       DYNACQ INTERNATIONAL, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             FEBRUARY 29, 2000
                                (UNAUDITED)


NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Dynacq International, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements at August 31, 1999. Operating results for the six months period ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ending August 31, 2000.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
            COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 29, 2000
                  TO THE THREE MONTHS ENDED FEBRUARY 28, 1999

Consolidated net revenues after deducting reserve for uncollectible bad debt expense for the three months ended February 29, 2000 increased $2,552,764 or 80% from that for the corresponding previous period ended February 28, 1999. Notwithstanding this significant increase in consolidated net revenues, there were a number of significant increases and decreases in the component net revenue categories. For instance, while Doctor's Practice Management, Inc. ("DPMI") generated $729,500 net revenues in the corresponding period of the previous fiscal year, it only generated $550,300 net revenues in the current period, a reduction of $179,200 or 25% due to fewer physicians under management. Net revenue attributable to home infusion therapy operations in the current period decreased $13,600 or 2% compared to the corresponding period of the previous fiscal year. Rental revenue increased $51,400 and net revenue attributable to Vista operations increased $1,899,000 or 79% from that of the prior fiscal year due to more patient referrals. The hospital which was not in operation in the corresponding period of the previous fiscal year generated $795,000 net revenue in the current period.

Consolidated costs of sale for the three months ended February 29, 2000 increased $123,130 or 122% from that for the corresponding previous period ended February 28, 1999, was primarily attributable to the increase in the activities of Vista.

Consolidated operating expenses for the three months ended February 29, 2000 increased $902,340 or 39% from that for the corresponding previous period ended February 28, 1999 primarily due to increase in the activities of Vista and the hospital, which was not in operation in the corresponding period of the previous fiscal year. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:

(1) The decrease in contract payments to physicians of $234,991 or 42% was primarily due to fewer physicians under management by DPMI.

(2) The increase in compensation and benefits expenses of $346,883 or 71%, of which $38,400 was attributable to Vista as a result of increase in activities, and $95,000 was attributable to DPMI, which has employed personnel for accounting, billings and collection, and the remaining increase of $213,700 was attributable to the hospital, which was not in operation in the corresponding period of the previous fiscal year.

(3) The increase in medical supplies expense of $402,192 or 137%, of which $225,900 was attributable to the hospital, which was not in operation in the corresponding period of the previous fiscal year, $201,600 of the increase was attributable to Vista which had increased activities in the current period offset by a $25,000 decrease attributable to DPMI, which had fewer physicians under management.

(4) The increase in other general and administrative expense of $177,114 or 25% was primarily attributable to the increase in management and consulting fee paid to outside management company for overall operation improvement and enhancement in the current quarter.

(5) The increase in depreciation and amortization expense of $55,452 or 34% was primarily attributable to the purchase of fixed assets for the hospital, which was not in operation in the corresponding period of the previous fiscal year.

(6) The increase in rent and occupancy expenses of $162,869 or 328% was primarily incurred by the hospital, which was not in operation in the corresponding period of the previous fiscal year.

Net Income increased $885,020 or 172% from $515,794 in the corresponding period of the previous fiscal year to $1,400,814 in the current period.

Basic and Diluted Earnings per share increased $0.13 per share or 163% from $0.08 per share in the corresponding period of the previous fiscal year to $0.21 per share in the current period.

      COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 29, 2000
      TO THE SIX MONTHS ENDED FEBRUARY 28, 1999.

Consolidated net revenues after deducting reserve for uncollectible bad debt expense for the six months ended February 29, 2000 increased $5,378,751 or 95% from that for the corresponding period ended February 28 of the previous fiscal year. Notwithstanding this significant increase in consolidated net revenues, there were a number of significant increases and decreases in the component net revenue categories. For instance, while DPMI generated $609,000 net revenues in the corresponding previous period of fiscal 1999, it generated $918,600 net revenues in the current period, an increase of $309,600 or 50% primarily due to more patients load treated by the physicians under management. Net revenue attributable to home infusion therapy operations decreased $125,900 in the current period compared to the corresponding period of the previous fiscal year due to lower patient load. Rental revenue increased $117,000 in the current period. Net revenues attributable to Vista operations increased $2,707,435 in the current period or 60% from that of the prior year due to more patient referrals. The hospital that was not in operation in the corresponding period of the previous fiscal year generated net revenue of $2,310,000 in the current period.

Consolidated costs of sale for the six months ended February 29, 2000 increased $150,717 or 76% from that for the corresponding period ended February 28 of the previous fiscal year, primarily attributable to Vista, which had increased activities in the current period.

Consolidated operating expenses for the six months ended February 29, 2000 increased $2,617,813 or 64% from that for the corresponding period ended February 28 of the previous fiscal year. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:

(1) The decrease in contract payments to physicians of $226,504 or 24% was due to fewer physicians under management.

(2) The increase in compensation and benefits expense of $813,971 or 83%, of which $76,000 was attributable to Vista due to increase in activities, $160,000 was attributable to DPMI, which has employed personnel for accounting, billings and collections, and the remaining balance of the increase of $586,000 was attributable to the hospital, which was not in operation in the corresponding period of the previous fiscal year.

(3) The increase in medical supplies of $956,043 or 162%, of which $833,300 was attributable to the hospital, which was not in operation in the corresponding period of the previous fiscal year, $303,700 of the increase was attributable to Vista due to increase in activities offset by a $181,000 decrease attributable to DPMI due to fewer physicians under management.

(4) The increase in other general and administrative expense of $804,756 or 74% was primarily attributable to the increase in management and consulting fee paid to outside management company for overall operation improvement and enhancement in the current period.

(5) The increase in depreciation and amortization expense of $167,163 or 59% was primarily attributable to the purchase of fixed assets for the hospital, which was not in operation in the corresponding period of the previous fiscal year.

(6) The increase in rent and occupancy expense of $132,265 or 82% was primarily incurred by the hospital, which was not in operation in the corresponding period of the previous fiscal year.

Net Income increased $1,463,020 or 181% from $807,006 in the corresponding period of the previous fiscal year to $2,270,026 in the current period.

Basic and Diluted Earnings per share increased $0.22 per share or 183% from $0.12 per share in the corresponding period of the previous fiscal year to $0.34 per share in the current period.

                         FINANCIAL CONDITION
COMPARISON OF THE BALANCE SHEETS AT SIX MONTHS ENDED FEBRUARY 29, 2000 TO THE AUDITED BALANCE SHEET AT FISCAL YEAR ENDED AUGUST 31, 1999.

Consolidated cash for the six months ended February 29, 2000 increased $1,045,928 or 90% from that of the previous audited balance sheet ending August 31, 1999 due to $1,063,108 provided by operating activities, $352,192 used by investing activities and $335,012 provided by financing activities. Consolidated accounts receivable net of allowance for doubtful accounts for the six months ended February 29, 2000 increased $1,145,920 or 26% from that of the previous audited balance sheet ended August 31, 1999. Consolidated accounts payable and accrued liabilities for the six months ended February 29, 2000 decreased $1,137,730 or 44 % from that of the previous audited balance sheet ended August 31, 1999 due to repayment of payable.


Liquidity and Capital Resources

The Company maintained sufficient liquidity in fiscal 2000 and 1999 to meet its business needs. The Company had working capital of $4,467,597 at February 29, 2000 which increased $3,478,896 or 351% from working capital at August 31, 1999 primarily due to increase in cash, accounts receivable, and reduction in accounts payable and accrued liabilities. At February 29, 2000, the Company maintained a liquid position evidenced by a current ratio of 2.26 to 1 and total debt to equity of 0.47 to 1. The Company expects to have positive cash flow from operations for fiscal 2000.

The Company is actively targeting opportunities to expand in the outpatient surgical clinic markets by acquisition of existing facilities or the construction of new facilities. The Company believes it has the ability to borrow funds if necessary to meet its capital needs. However, there can be no assurance that the Company will have sufficient funds available to meet all of its capital needs.

The Company expects the operations of the hospital to have a material effect on the Company's consolidated operating results. While the Company believes the operating results of the hospital will be successful in the long-term, it can provide no such assurance at this time to its shareholders. In the short-term, expected operating results from the hospital could be negatively impacted by unforeseen problems including staffing and equipment, low patient utilization (particularly in the first year), licensing or regulatory delays or other problems, which could have a material adverse effect on the Company's liquidity and capital resources. In the long-term, the skill and experience of the hospital's management team and competition will play critical roles.

PART II.

ITEM 1. - LEGAL PROCEEDINGS

        The Company is not a party to any material litigation.

ITEM 2. - CHANGES IN SECURITIES
        None

ITEM 3. - DEFAULT UPON SENIOR SECURITIES
        None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5. - OTHER INFORMATION

        On February 1, 2000 one consultant exercised 25,000 option common shares at an exercise price of $3.00 per share for a total of $75,000.

       On April 5, 2000, one consultant exercised 10,000 of his granted 50,000 option common shares at an exercise price of $4.00 per share for a total of $40,000. The expiration date for the remaining 40,000 option common shares will be September 27, 2004.

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


                                      DYNACQ INTERNATIONAL, INC.



DATE:  April 14, 2000                 BY: /s/ Philip Chan
                                          --------------------------------
                                          Philip Chan
                                          VP-Finance/Treasurer &
                                           Chief Financial Officer