Form 10QSB
period 2000-05-31
DYNACQ INTERNATIONAL INC
filed 2000-07-17
CIK 890908

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes [X]  No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dates.

Title of Each Class                      Outstanding at  June 23, 2000
Common Stock, $0.001  par value          6,874,722 shares

 Transitional Small Business Disclosure Format (check one)
 Yes [ ]   No [X]

PART I. - FINANCIAL INFORMATION
ITEM I. - FINANCIAL STATEMENTS


                                                                          DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                                                                                   CONSOLIDATED BALANCE SHEETS
                                                                             (Unaudited)                (Audited)
                                                 ASSETS
                                                                                MAY 31                  AUGUST 31
                                                                                 2000                      1999
                                                                           -----------------          --------------
CURRENT ASSETS:
   Cash                                                                     $ 3,276,430.00            $ 1,163,535.00
    Receivable (Net of Allowance for                                        $ 6,533,337.00            $ 4,405,494.00
         Doubtful Accounts)
     Inventory                                                              $      --                 $    31,869.00
     Due from Related Party                                                 $    37,240.00            $    32,625.00
     Notes receivable                                                       $   328,629.00            $    75,000.00
                                                                            --------------            --------------
Total Current Assets                                                        $10,175,636.00            $ 5,708,523.00

FIXED ASSETS - NET                                                          $ 9,538,040.00            $ 9,579,207.00
OTHER ASSETS                                                                $   209,084.00            $   224,782.00
                                                                            --------------            --------------
TOTAL ASSETS                                                                $19,922,760.00            $15,512,512.00
                                                                            ==============            ==============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable                                                        $   785,203.00            $ 1,432,114.00
    Accrued Liabilities                                                     $ 1,339,375.00            $ 1,146,745.00
    Notes Payable                                                           $      --                 $   250,000.00
    Current Portion of Notes Payable                                        $   155,102.00            $   268,657.00
    Income Taxes Payable                                                    $ 1,024,519.00            $ 1,037,306.00
    Deferred Income Taxes Payable                                           $   312,555.00            $   585,000.00
                                                                            --------------            --------------
TOTAL CURRENT LIABILITIES                                                   $ 3,616,754.00            $ 4,719,822.00

LONG-TERM DEBT                                                              $   600,140.00            $   685,487.00
DEFERRED FEDERAL INCOME TAX  PAYABLE                                        $ 1,424,803.00            $   244,000.00
MINORITY INTERESTS IN SUBSIDIARY                                            $ 1,711,407.00            $ 1,498,801.00

STOCKHOLDERS' EQUITY:
    Preferred Stock, $0.01 Par Value,
      5,000,000 Shares Authorized,
      None Issued or Outstanding                                            $           --            $           --
    Common Stock, $0.001 Par Value,
      300,000,000 Shares Authorized
      After 8 to 1, 4 to 1 Reverse Stock Split & 100% Stock Dividend
       7,552,588 Shares Issued and
       6,874,722 Shares Outstanding                                         $     7,492.00            $     3,607.00
    Additional Paid In Capital                                              $ 4,079,487.00            $ 3,552,761.00
    Retained Earnings                                                       $ 9,614,245.00            $ 5,537,881.00
LESS TREASURY STOCK: 677,866 shares at cost                                 $(1,131,568.00)           $  (729,847.00)
                                                                            --------------            --------------
TOTAL STOCKHOLDERS' EQUITY                                                  $12,569,656.00            $ 8,364,402.00
                                                                            --------------            --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $19,922,760.00            $15,512,512.00
                                                                            ==============            ==============


                                                                        DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                                                                          CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                          (UNAUDITED)
                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            05/31/2000      05/31/1999       05/31/2000       05/31/1999
                                                       ---------------- ---------------- ----------------- ----------------
NET REVENUES (net of reserve for uncollectibles)        $ 7,492,959.00   $ 4,346,327.00   $ 18,524,488.00   $ 9,999,105.00
COST OF SALE                                            $   185,200.00   $   133,749.00   $    534,680.00   $   332,512.00
                                                        --------------   --------------   ---------------   --------------
    GROSS  PROFIT                                       $ 7,307,759.00   $ 4,212,578.00   $ 17,989,808.00   $ 9,666,593.00
                                                        --------------   --------------   ---------------   --------------
LESS EXPENSES :
    Contract payments to physicians                     $   385,549.00   $   105,316.00   $  1,118,113.00   $ 1,064,384.00
    Compensation and benefits                           $   990,821.00   $   815,781.00   $  2,788,273.00   $ 1,799,262.00
     Medical supplies                                   $ 1,140,974.00   $   558,079.00   $  2,686,596.00   $ 1,147,658.00
     Other general & administrative exp                 $ 1,405,013.00   $ 1,551,558.00   $  3,291,396.00   $ 2,633,185.00
     Depreciation & amortization                        $   206,058.00   $   152,257.00   $    658,521.00   $   437,557.00
     Rent and occupancy                                 $   264,159.00   $   114,158.00   $    557,604.00   $   275,338.00
     Interest                                           $    20,620.00   $    43,026.00   $    107,637.00   $   105,924.00
                                                        --------------   --------------   ---------------   --------------
      Total Expenses                                    $ 4,413,194.00   $ 3,340,175.00   $ 11,208,140.00   $ 7,463,308.00
                                                        --------------   --------------   ---------------   --------------
NET INCOME FROM OPERATIONS                              $ 2,894,565.00   $   872,403.00   $  6,781,668.00   $ 2,203,285.00
MINORITY INTERESTS IN
(PROFIT)/LOSS OF SUBSIDIARY                             $  (226,847.00  )$     1,358.00   $   (490,338.00  )$  (108,323.00)
LESS PROVISION FOR FEDERAL
INCOME TAXES
    Current                                             $ 1,265,147.00   $      --        $  1,265,147.00   $      --
    Deferred                                            $  (407,374.00  )$   320,449.00   $    946,212.00   $   734,644.00
                                                        --------------   --------------   ---------------   --------------
    Total Income Taxes                                  $   857,773.00   $   320,449.00   $  2,211,359.00   $   734,644.00
                                                        --------------   --------------   ---------------   --------------
INCOME/(LOSS)                                           $ 1,809,945.00   $   553,312.00   $  4,079,971.00   $ 1,360,318.00
                                                        ==============   ==============   ===============   ==============
NET INCOME (LOSS) PER COMMON SHARE:
BASIC EARNINGS (LOSS) PER SHARE                         $      0.26      $         0.08   $          0.59   $         0.21
DILUTED EARNINGS (LOSS) PER SHARE                       $      0.26      $         0.08   $          0.59   $         0.20

WEIGHTED AVERAGE SHARE-BASIC                              6,870,944           6,578,090         6,870,944        6,578,090
WEIGHTED AVERAGE SHARE-DILUTED                            6,900,804           6,928,354         6,900,804        6,928,354
                                                         (1)                 (2)               (1)              (2)

(1) AS ADJUSTED FOR 4 TO 1 REVERSE STOCK SPLIT EFFECTIVE 2/10/98 AND 100% STOCK DIVIDEND EFFECTIVE 1/10/2000.

(2) COMMON SHARES PRESENTED IN THE CORRESPONDING QUARTER OF THE PREVIOUS YEAR IN COMPUTING THE EARNINGS ARE RESTATED AS IF THE 2 FOR 1 STOCK SPLIT EFFECTED IN THE FORM OF A 100% STOCK DIVIDEND HAS BEEN RETROACTIVELY APPLIED FOR COMPARISON PURPOSES.


                                                                                      DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                                                                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                              FOR THE NINE  MONTHS ENDED MAY 31
                                                                                                                  (UNAUDITED)
                                                                                               2000                   1999
                                                                                      ---------------------     --------------------
RECONCILIATION OF NET INCOME TO NET CASH
USED BY OPERATING ACTIVITIES:

Net Income (Loss)                                                                         $ 4,079,971.00           $ 1,360,318.00
ADD:  ITEMS NOT REQUIRING CASH:
           DEPRECIATION                                                                   $   658,521.00           $   437,557.00

Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
    (Increase) Decrease in Accounts Receivable                                            $(2,127,843.00)          $    62,597.00
    (Increase) Decrease in Inventory                                                      $    31,869.00           $    (5,002.00)
    (Increase) Decrease in Due from Related Party                                         $    (4,615.00)          $        30.00
    Increase (Decrease) in Accounts Payable                                               $  (646,911.00)          $   861,117.00
    Increase (Decrease) in Accrued Liabilities                                            $   192,630.00           $   (33,955.00)
    Increase (Decrease) in Current Notes Payable                                          $      --                $   (92,277.00)
    Increase (Decrease) in Current Income Taxes                                           $   (12,787.00)          $    59,200.00
    Increase (Decrease) in Deferred Income Taxes                                          $   908,358.00           $   495,471.00
                                                                                          --------------           --------------
Net Cash Provided/ (Used by) Operating  Activities                                        $ 3,079,193.00           $ 3,145,056.00
                                                                                          --------------           --------------
CASH FLOW FROM INVESTING ACTIVITIES:
    (Increase)/Decrease in Notes Receivable                                               $  (253,629.00)
    (Purchase)/ Disposal of Fixed Assets                                                  $  (617,354.00)          $(3,607,132.00)
    (Purchase)/ Amortization of Other Assets                                              $    15,698.00           $    59,258.00
    (Decrease)/ Increase of Minority Interests in subsidiary                              $   212,606.00           $   108,323.00
                                                                                          --------------           --------------
    Net Cash Provided/ (Used )by Investing Activities                                     $  (642,679.00)          $(3,439,551.00)
                                                                                          --------------           --------------
CASH FLOW FROM FINANCING ACTIVITIES:
    Borrowing/(Retirement) of Notes Payable                                               $  (250,000.00)
    Borrowing/ (Retirement) of Long -Term Debt                                            $  (198,902.00)          $   (87,342.00)
    Issuance of Common Stock out of Treasury Stock                                        $      --                $      --
    Issuance of Paid In Capital                                                           $   526,726.00           $      --
    Acquisition of Treasury Stock                                                         $  (401,721.00)          $   (43,797.00)
    Increase in Common Stock Par Value due to 100% Stock Dividend                         $     3,885.00           $      --
    Decrease in Retained Earnings due to 100% Stock Dividend                              $    (3,607.00)          $      --
                                                                                          --------------           --------------
     Net Cash Provided/ (Used) by Financing Activities                                    $  (323,619.00)          $  (131,139.00)
                                                                                          --------------           --------------
      Net Increase/(Decrease) in Cash                                                     $ 2,112,895.00           $  (425,634.00)

CASH BALANCE AT BEGINNING OF YEAR                                                         $ 1,163,535.00           $ 2,413,257.00
                                                                                          --------------           --------------
CASH BALANCE AT END OF THE QUARTER                                                        $ 3,276,430.00           $ 1,987,623.00
                                                                                          ==============           ==============


                          DYNACQ INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 2000
                                  (UNAUDITED)

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Dynacq International, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements at August 31, 1999. Operating results for the nine months period ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ending August 31, 2000.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
          COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2000
          TO THE THREE MONTHS ENDED MAY 31, 1999

Consolidated net revenues after deducting reserve for uncollectible bad debt expense for the three months ended May 31, 2000 increased $3,146,632 or 72% from that for the corresponding previous period ended May 31, 1999. Notwithstanding this significant increase in consolidated net revenues, there were a number of significant increases and decreases in the component net revenue categories. For instance, while Doctor's Practice Management, Inc. ("DPMI") generated $622,514 net revenues in the corresponding period of the previous fiscal year, it generated $731,777 net revenues in the current period, an increase of $109,263 or 18%, which included $22,842 bad debt recovery from a physician that has been previously written off, and the balance of the increase of $86,358 was primarily attributable to more patient load treated by the physicians under management. Net revenue attributable to home infusion therapy operations in the current period increased $66,000 or 24% compared to the corresponding period of the previous fiscal year due to collection of the portion of receivable that was previously reserved as uncollectible. Net revenue attributable to Vista operations increased $340,842 or 10% from that of the prior fiscal year due to more patient referrals. The hospital which started operation in the last month of the corresponding period of the previous fiscal year increased $2,627,600 net revenue or 798% in the current period. Vista Land and Equipment L.L.C., the company's wholly owned subsidiary that did not exit until January of 2000 generated rental revenue of $10,000 offset by a decrease in interest revenue of $7,070 in the current period.

Consolidated costs of sale for the three months ended May 31, 2000 increased $51,451 or 38% from that for the corresponding previous period ended May 31, 1999, was primarily attributable to the hospital, which started operation in the last month of the corresponding period of the previous year.

Consolidated operating expenses for the three months ended May 31, 2000 increased $1,073,019 or 32% from that for the corresponding previous period ended May 31, 1999 primarily due to increase in the activities of Vista and the hospital, which started operation in the last month of the corresponding period of the previous fiscal year. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:

(1) The increase in contract payments to physicians of $280,233 or 266% was primarily incurred by the hospital, which started operation in the last month of the corresponding period of the previous year.

(2) The increase in compensation and benefits expenses of $175,040 or 21%, of which $100,100 was primarily attributable to the hospital, which started operation in the last month of the corresponding period of the previous fiscal year, $118,000 of the increase was attributable to DPMI, which has employed personnel for accounting, billings and collections, $37,500 of the increase was incurred by Vista due to increase in activities offset by a decrease in $80,600 by the home infusion operations.

(3) The increase in medical supplies expense of $582,895 or 104%, was primarily attributable to the hospital, which started operation in the last month of the corresponding period of the previous fiscal year.

(4) The increase in depreciation and amortization expense of $53,801 or 35% was primarily attributable to the purchase of fixed assets for the hospital, which started operation in the last month of the corresponding period of the previous fiscal year.

(5) The increase in rent and occupancy expenses of $150,001 or 131% was primarily incurred by the hospital, which started operation in the last month of the corresponding period of the previous fiscal year.

Net Income increased $1,256,633 or 227% from $553,312 in the corresponding period of the previous fiscal year to $1,809,945 in the current period. Basic and Diluted Earnings per share increased $0.18 per share or 225% from $0.08 per share in the corresponding period of the previous fiscal year to $0.26 per share in the current period.

     COMPARISON  OF THE NINE MONTHS  ENDED MAY 31, 2000
     TO THE NINE MONTHS ENDED MAY 31, 1999.

Consolidated net revenues after deducting reserve for uncollectible bad debt expense for the nine months ended May 31, 2000 increased $8,525,383 or 85% from that for the corresponding period ended May 31 of the previous fiscal year. Notwithstanding this significant increase in consolidated net revenues, there were a number of significant increases and decreases in the component net revenue categories. For instance, while DPMI generated $1,291,317 net revenues in the corresponding previous period of fiscal 1999, it generated $1,560,749 net revenues in the current period, an increase of $269,432 or 16%, which included $68,500 bad debt recovery from a physician that has been previously written off, and the balance of the increase of $200,900 was primarily attributable to more patients load treated by the physicians under management. Net revenue attributable to home infusion therapy operations increased $319,500 or 46% in the current period compared to the corresponding period of the previous fiscal year, $32,000 of the increase was attributable to increase in rental revenue and the balance of the increase of $287,500 was due to higher patient load. Net revenues attributable to Vista operations increased $2,988,500 or 38% from that of the prior year due to more patient referrals. The hospital which started operation in the last month of the corresponding period of the previous fiscal year increased net revenue of $4,929,500 or 150% in the current period. Vista Land and Equipment, L.L.C., the Company's wholly owned subsidiary that did not exist until January of 2000 generated $25,000 rental revenue offset by a decrease in interest income of $6,500 in the current period.

Consolidated costs of sale for the nine months ended May 31, 2000 increased $202,168 or 61% from that for the corresponding period ended May 31 of the previous fiscal year, $139,000 of the increase was incurred by the hospital which started operation in the last month of the corresponding period of the previous fiscal year, $44,000 of the increase was incurred by the home infusion operations due to higher patient load, $19,000 of the increase was incurred by Vista due to increased activities in the current period.

Consolidated operating expenses for the nine months ended May 31, 2000 increased $3,744,832 or 50% from that for the corresponding period of the previous fiscal year. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:

(1) The increase in contract payments to physicians of $53,729 or 5%, was primarily attributable to the hospital which started operation in the last month of the corresponding period of the previous fiscal year.

(2) The increase in compensation and benefits expense of $989,011 or 55%, of which $113,700 was attributable to Vista due to increase in activities, $188,500 was attributable to DPMI, which has employed additional personnel for accounting, billings and collections, and the remaining balance of the increase of $686,000 was attributable to the hospital, which started operation in the last month of the corresponding period of the previous fiscal year.

(3) The increase in medical supplies of $1,538,938 or 134%, of which $1,409,300 was attributable to the hospital, which started operation in the last month of the corresponding period of the previous fiscal year, $309,900 of the increase was attributable to Vista due to increase in activities offset by a $180,000 decrease attributable to DPMI due to fewer physicians under management.

(4) The increase in other general and administrative expense of $658,211 or 25% was primarily attributable to the increase in management and consulting fee paid to outside management company for overall operation improvement and enhancement in the current period.

(5) The increase in depreciation and amortization expense of $220,964 or 50% was primarily attributable to the purchase of fixed assets for the hospital, which started operation in the last month of the corresponding period of the previous fiscal year.

(6) The increase in rent and occupancy expense of $282,226 or 103% was primarily incurred by the hospital, which started operation in the last month of the corresponding period of the previous fiscal year.

Net Income increased $2,719,653 or 200% from $1,360,318 in the corresponding period of the previous fiscal year to $4,079,971 in the current period.

Basic Earnings per share increased $0.38 per share or 181% from $0.21 per share in the corresponding period of the previous fiscal year to $0.59 per share in the current period.

Diluted Earnings per share increased $0.39 per share or 195% from $0.20 per share in the corresponding period of the previous fiscal year to $0.59 per share in the current period.

                               FINANCIAL CONDITION
COMPARISON OF THE BALANCE SHEETS AT NINE MONTHS ENDED MAY 31, 2000 TO THE AUDITED BALANCE SHEET AT FISCAL YEAR ENDED AUGUST 31, 1999.

Consolidated cash for the nine months ended May 31, 2000 increased $2,112,895 or 182% from that of the previous audited balance sheet ending August 31, 1999 due to $3,079,193 provided by operating activities, $642,679 used by investing activities and $323,619 used by financing activities. Consolidated accounts receivable net of allowance for doubtful accounts for the nine months ended May 31, 2000 increased $2,127,843 or 48% from that of the previous audited balance sheet ended August 31, 1999. Consolidated notes receivable increased $253,629 or 338% from that of the previous audited balance sheet ended August 31, 1999. Consolidated accounts payable and accrued liabilities for the nine months ended May 31, 2000 decreased $454,281 or 20 % from that of the previous audited balance sheet ended August 31, 1999 due to repayment of payable.

Liquidity and Capital Resources

The Company maintained sufficient liquidity in fiscal 2000 and 1999 to meet its business needs. The Company had working capital of $6,558,882 at May 31, 2000 which increased $5,570,181 or 563% from working capital at August 31, 1999 primarily due to increase in cash, accounts receivable, and reduction in accounts payable. At May 31, 2000, the Company maintained a liquid position evidenced by a current ratio of 2.81 to 1 and total debt to equity of 0.23 to 1. The Company expects to have positive cash flow from operations for fiscal 2000.

The Company is actively targeting opportunities to expand in the outpatient surgical clinic markets by acquisition of existing facilities or the construction of new facilities. The Company believes it has the ability to borrow funds if necessary to meet its capital needs. However, there can be no assurance that the Company will have sufficient funds available to meet all of its capital needs.

The Company expects the operations of the hospital to have a material effect on the Company's consolidated operating results. While the Company believes the operating results of the hospital will be successful in the long-term, it can provide no such assurance at this time to its shareholders. In the short-term, expected operating results from the hospital could be negatively impacted by unforeseen problems including staffing and equipment, low patient utilization (particularly in the first year), licensing or regulatory changes or other problems, which could have a material adverse effect on the Company's liquidity and capital resources. In the long-term, the skill and experience of the hospital's management team and competition will play critical roles.

Segment and Related Information

The Company adopted Statement of Financial Accounting Standards No.131 in fiscal year ended August 31, 1999. The Company has five reportable segments: infusion therapy, physician practice management, assets holding, emergency and inpatient surgical center, and clinic and outpatient surgical center. The infusion therapy segment's business principally involves the administration of physician-prescribed nutrients, antibiotics or other medicines to cancer patients in their homes. The physician practice management segment provides office space and fee-based management services to physicians. The emergency and inpatient surgical center segment is comprised of a forty-two beds hospital which provides a wide range of medical services including major surgical cases which require hospitalization. The clinic and outpatient surgical center segment provides outpatient surgical facilities, X-ray diagnostics services and full service laboratory testing. The assets holding segment has acquired all the assets of the emergency and inpatient surgical center segment and the clinic and outpatient surgical center segment and lease back to its respective segments.

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

                                            Infusion         Physician     Emergency       Clinic and        Assets       Totals
                                            Therapy          Practice      & Inpatient     Outpatient       Holding
                                                               Mgmt        Surgical         Surgical
                                                                            Center           Center
                                          -------------- -------------- ---------------  --------------   ------------  ------------
Three months ended May 31, 2000
Net revenues-external                      $   337,214         731,777      2,660,523       3,722,548         10,000       7,462,062
Intersegment revenues                                0       4,243,837              0               0        307,500       4,551,337
Interest revenue-external                        4,220          18,888          5,277           2,512              0          30,897
Intersegment interest revenue                        0               0              0          29,545              0          29,545
Segment profit/(loss)                          192,689         932,340        684,209         293,991        (66,437)      2,036,792
Nine months ended May 31, 2000
Net revenues-external                      $ 1,009,586       1,560,749      4,962,435      10,912,380         25,000      18,470,150
Intersegment revenues                          435,000      10,283,570              0               0        512,500      11,231,070
Interest revenue-external                        4,221          29,031         14,308           6,778              0          54,338
Intersegment interest revenue                        0               0              0          91,745              0          91,745
Segment profit (loss)                           59,666       2,223,859        801,858       1,602,260       (117,334)      4,570,309

*Restated
Three months ended May 31, 1999
Net revenues-external                          271,200         622,514         32,940       3,381,706              0       4,308,360
Intersegment revenues                          135,000       3,565,977              0               0        192,500       3,893,477
Interest revenue-external                       19,073           9,695          4,917           4,282              0          37,967
Intersegment interest revenue                        0               0              0               0              0               0
Segment profit/(loss)                           (3,815)        564,137       (269,825)        246,955         14,502         551,954

*Restated
Nine months ended May 31, 1999
Net revenues-external                          690,105       1,291,317         32,940       7,923,936              0       9,938,298
Intersegment revenues                          605,000       7,807,920              0               0        462,500       8,875,420
Interest revenue-external                       21,459          23,516          4,917          10,915              0          60,807
Intersegment interest revenue                        0               0              0               0              0               0
Segment profit (loss)                          (48,946)      1,151,338       (269,825)        653,045        (16,971)      1,468,641

The following table provides a reconciliation of the reportable segments' revenues, profit/(loss), and other significant items to the consolidated totals.

                                            Three months ended Nine months ended
                                                May 31, 2000    May 31, 2000
                                            ------------------ -----------------

Net revenues:
Total net revenues from external customers     $  7,462,062       $ 18,470,150
Interest revenue from external sources               30,897             54,338
                                               ------------       ------------
Consolidated total net revenues                   7,492,959         18,524,488
                                               ============       ============
Profit/(Loss):
Total profit/(loss) for reportable segments    $  2,036,792       $  4,570,309
Elimination of minority interests                  (226,847)          (490,338)
                                               ------------       ------------
Consolidated net income                           1,809,945          4,079,971
                                               ============       ============

                                                                               5

                                                  Three months ended             Nine months ended
                                                     May 31, 1999                    May 31,1999
                                                  ------------------             -----------------
Net revenues:
Total net revenues from external customers           $ 4,308,360                      $ 9,938,298
Interest revenue from external sources                    37,967                           60,807
                                                     -----------                      -----------
Consolidated total net revenues                        4,346,327                        9,999,105
                                                     ===========                      ===========
Profit/(Loss):
Total profit/(loss) for reportable segments          $   551,954                      $ 1,468,641
Elimination of minority interests                          1,358                         (108,323)
                                                     -----------                      -----------
Consolidated net income                                  553,312                        1,360,318
                                                     ===========                      ===========

* Interim selected financial data of each reportable segment for the corresponding periods of prior fiscal year were restated as if the new segment, Assets Holding was in existence, although it did not exist until January of 2000 for comparison purposes.

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

     In April and May of 2000, the Company purchased back 42,700 shares of its common stock as treasury shares in the open market at a purchase price varied from $7 to $9.

     In January of 2000, the Company formed a wholly owned subsidiary, Vista Land and Equipment L.L.C. to acquire all the assets owned by the Company and its subsidiary, Vista Healthcare, Inc. The Company also spun off its home infusion operations to Ambulatory Infusion Therapy Specialist, Inc., a corporation that the Company acquired with a nominal fee as a wholly owned subsidiary.

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


                                          DYNACQ INTERNATIONAL, INC.




DATE: July 17, 2000                       BY: /s/ Philip Chan
                                              Philip Chan
                                              VP-Finance/Treasurer &
                                              Chief Financial Officer