Form 10KSB40
period 2000-08-31
DYNACQ INTERNATIONAL INC
filed 2000-11-30
CIK 890908

                                  FORM 10-KSB
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal year ended                August 31, 2000
                                   ---------------------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to _____________________
          Commission file number                      0-20554
                                ------------------------------------------------

                          DYNACO INTERNATIONAL, INC.
          ----------------------------------------------------------------------
                (Name of Small Business Issuer in its charter)

                                     NEVADA                                                     76-0375477
          -------------------------------------------------------------        -------------------------------------------------
          (state or other jurisdiction of incorporation of organization)             (I.R.S. Employer Identification No.)

          1030 INTERSTATE 10 EAST, SUITE 369
          HOUSTON, TEXAS                                                                           77069
          --------------------------------------------------------------       -------------------------------------------------
          (Address of principal executive officers)                                             (Zip Code)

          Issuer's telephone number, including area code                                       713-673-6432
                                                                               -------------------------------------------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock - $.001 Par Value
                        ------------------------------
                               (Title of Class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period than the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes   x   .
                                                                       ------
No ______.

     Check if there is no disclosure of delinquent filers in response to Item 405 fo Regulation S-B contained in this form, and no such disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's gross revenues for the most recent fiscal year:  $26,032,441

     As of August 31, 2000 there were 7,658,856 shares of the registrant's common stock, .001 par value, issued and outstanding 2,033,464 of which having an aggregate market value of approximately $21,859,738 (based on the last trade price of $10.75 as of November 28, 2000) were held by non-affiliates of the registrant. In determining the number of shares held by non-affiliates, shares held by officers, directors, and the Company's majority shareholder were excluded.

     DOCUMENTS INCORPORATED BY REFERENCE.  None

     Transitional Small Business Format.  Yes _______.   No    x    .
                                                            --------

                                  FORM 10-KSB

                          DYNACQ INTERNATIONAL, INC.

                               TABLE OF CONTENTS

PART I..........................................................................    1
      ITEM 1.  Description of Business..........................................    1
      ITEM 2.  Description of Property..........................................    8
      ITEM 3.  Legal Processings................................................   10
      ITEM 4.  Submission of Matters to a Vote of Security Holders..............   10

PART II.........................................................................   10
      ITEM 5.  Market for Common Equity and Related Stockholder Matters.........   10
      ITEM 6.  Management's Discussion and Analysis or Plan of Operation........   12
      ITEM 7.  Financial Statements.............................................   16
      ITEM 8.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure...........................   16

PART III........................................................................   17
      ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act................   17
      ITEM 10. Executive Compensation...........................................   18
      ITEM 11. Security Ownership of Certain Beneficial Owners
               and Management...................................................   23
      ITEM 12. Certain Relationships and Related Transactions...................   23
      ITEM 13. Exhibits and Reports on Form 8-K.................................

                                    PART I

     ITEM 1.   Description of Business

     General

     Dynacq International, Inc., a Nevada corporation incorporated on June 16, 1989 (the "Company"), is engaged in (i) the operation of an outpatient surgical facility, (ii) the business of providing home infusion healthcare services and supplies to patients in their homes, (iii) the operation of a medical office complex, (iv) the management of physician practices, all located in the Houston metropolitan area, and (v) the ownership and management of an acute care hospital. In May 1998, the Company organized Vista Community Medical Center, L.L.C., a Texas limited liability company which is 70% owned by a subsidiary of the Company ("Vista Medical"), for the purpose of operating a General Acute Care Hospital located adjacent to the "Vista Facility" (defined below), which was completed and opened in May 1999 (the "Hospital"). Unless otherwise indicated, all references to the Company herein include its subsidiaries. See Note 1.B. of Notes to Consolidated Financial Statements.

     Effective August 1, 1992, the Company commenced operations as a provider of healthcare services and supplies to patients in their homes specializing in home infusion therapy. Home infusion therapy is the administration to a patient of nutrients, antibiotics or other medications whether intravenously or through a feeding tube, usually as a continuation of treatment initiated in a hospital. The Company's home infusion therapy business was its core operation for several years before it diversified its healthcare operations. The Company's diversification effort includes (i) the acquisition of Vista Healthcare, Inc., a Texas corporation ("Vista") described below in August 1994 which then owned and operated a 15,000 square foot outpatient surgical facility located in Pasadena, Texas (the "Vista Facility"), (ii) the formation of Doctors Practice Management, Inc., a Texas corporation ("DPMI") in March 1994, to manage physician practices,
(iii) the construction and operation of a professional medical building completed in May 1995, and (iv) the construction and operation of the Hospital completed in May 1999.The Company transferred its home infusion therapy business to Ambulatory Infusion Therapy Specialists, Inc., a Texas corporation ("AITS") in December 1999 in exchange for 100% of the common stock of AITS. The reason for this transfer was an attempt by the Company to reduce the operating exposure to the Company of the possible liabilities arising from the operations the business in view of its declining significance to the Company's operations overall.

     In September 1993, the Company's Common Stock commenced trading on the NASDAQ Small Cap System under the symbol DYII. In February 1998, the Company amended its Articles of Incorporation to effectuate a four (4) to one (1) reverse stock split in order to increase the price of its Common Stock to, among other things, maintain the listing of the Common Stock on the NASDAQ Small Cap System and to attempt to enhance the acceptability and marketability of the Common Stock. In fiscal 2000 the Board of Directors of the Company deemed it to be in the best interests of the Company and its shareholders and approved as of December 30, 1999 a stock split effected in the form of a 100% stock dividend on all issued shares of its common stock, $.001 par value (the "Common Stock") effective as of 5:00 p.m. on January 10, 2000. On April 11, 2000, the Company's request for listing of its securities on The Nasdaq National Market System was approved by NASDAQ and its Common Stock started trading on the Nasdaq National Market System under the same trading symbol DYII on April 14, 2000.

     In 1994, the Company completed the acquisition of approximately 65% of the outstanding common stock of Vista in exchange for approximately 5% of the Company's then outstanding Common Stock which was issued to 30 shareholders of Vista in exchange for their shares of Vista common stock pursuant to an Exchange Agreement. Subsequent to the initial exchange, the Company has reacquired additional Vista shares increasing its ownership of Vista to approximately 96%. Vista operated the Vista Facility, which provides a variety of surgeries, medical treatments and laboratory services on an outpatient basis. Under the Company's control, Vista continues to utilize its facilities and equipment in the same manner, however, the Company expanded the services offered and purchased new equipment. Revenues from the Vista Facility substantially increased in the last three years and it has become the Company's largest revenue producer and profit center, exceeding the combined revenues from the Company's home infusion therapy business and revenues from the Company's management of physician practices. The Company's Hospital has become the Company's second largest profit center and revenue producer behind Vista.

     The Company completed construction of a 35,900 square foot medical office building adjacent to the Vista Facility in 1995 at a total cost of approximately $1,937,000 (the "Office Building"). Several of the offices in the Office Building are currently utilized by physicians with whom the Company has management contracts through its wholly-owned subsidiary DPMI. Offices are also leased to other physician practices that are not subject to management agreements with DPMI. In March 1994, the Company formed DPMI for the purpose of providing (i) fee-based management services to physicians' groups, and (ii) assistance in consolidating medical providers into integrated delivery systems. DPMI began managing Vista in January 1996. It currently has agreements to manage three (3) physician practices and it has a Management Agreement to manage the Vista Facility and the Hospital.

     In fiscal 2000 the Company undertook several steps to reduce the company's operational risks and liability exposure with respect to its various healthcare operations. As discussed above, it transferred its home therapy infusion business to AITS. It also formed Vista Land and Equipment, L.L.C., a Texas limited liability company 100% owned by the Company ("VLE") to hold substantially all of the operational assets of the Company and its subsidiaries which will be leased back to the various entities by VLE.

     In addition it is intended that DPMI or other entities to be formed, will serve as the manager or operator of the Company's different businesses including, to date, the operations of Vista, the Hospital, the home infusion therapy operations and the management of physician practices. To date the Company has not incurred material liabilities or lawsuits from its various operations and believes that its operations are adequately insured. Its restructuring of asset ownership and operational control to subsidiaries is intended to provide additional protection to the Company's consolidated operations and assets overall such that liabilities in one operational area may be contained to the maximum extent permitted by state laws limiting entity liabilities from their owners.

The Home Infusion Healthcare Market.

     As previously discussed, all operations and assets of the Company's home infusion healthcare business were transferred to AITS. AITS is solely responsible for operating this business utilizing its own employees, pharmacists and consulting nurses. The Company's only involvement will be to perform certain general administrative services for AITS as part of its consolidated operations.

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

Parenteral Nutrition Therapy

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

Physicians' Practice Management

     During fiscal 2000, DPMI had agreements to manage the medical practices of three (3) physician-group practices and the Vista Facility and the Hospital. Each physician practice management agreement is called a "Full Service Facility and Management Agreement" (the Management Agreement"). The Management Agreements generally require DPMI, at its expense, to: (i) act as the sole and exclusive agent of the physician or physician group for the management and administration of business functions and services related to the physicians' medical practice; (ii) undertake marketing, billing, record keeping, collection, clerical staffing and support services; (iii) provide physical office space, facilities and equipment necessary for the physician's practice, including the repair and maintenance thereof and all utilities and supplies related thereto including licenses and permits; (iv) undertake the hiring, firing, selection, training and supervision of all non-medical personnel; (v) prepare and maintain accounting and financial records and patient files; and (vi) undertake other management and administrative functions related to the foregoing. In consideration of its services, DPMI receives a management fee ranging from 35% to 65% of revenues generated by the physicians. DPMI attempts to negotiate long-term (5 years or longer) noncancellable Management Agreements due to its large initial costs in setting up and equipping fully staffed and functional facilities for physicians. The Management Agreements may be terminated by the non-defaulting party in the event of a breach by the defaulting party. DPMI and the physicians each agree to indemnify the other for claims which may arise in connection with the performance of their respective obligations. Pursuant to the Management Agreements, DPMI is entitled to a fixed percentage of collections from the physicians' practice and is obligated to pay certain fixed categories of expenses which obligation is not limited in amount. To the extent DPMI's share of collections is not sufficient to cover its expense obligations under the Management Agreements, DPMI is obligated to pay the excess expenses and is subject to losses under the Management Agreements. The Company is not pursuing additional physician Management Agreements at this time and is concentrating its resources on the operations of the Vista Facility and the Hospital.

Outpatient Surgical Facility, Office Building and Hospital

     The Company's Vista Facility, consisting of approximately 15,000 square feet, provides outpatient surgical facilities, x-ray diagnostic services and full service laboratory testing to physicians and their patients. The Vista Facility, Office Building and Hospital are located adjacent to each other. Effective October 1, 1998, DPMI entered into a one (1) year Management Agreement renewable for two (2) additional years for the Vista Facility which entitles DPMI to 60% of the revenues generated by the facility in exchange for comprehensive management services provided by DPMI. The Management Agreement for the Vista Facility is similar in scope and nature to the ones entered into by DPMI to manage physician practices and was renewed for one (1) year in October 1999 and again in October 2000. The Office Building, consisting of approximately 35,900 square feet, is utilized by DPMI for the location of physician practices under Management Agreements and for leasing space to physician practices which are not under management with DPMI. The Hospital was completed in May 1999 and has two (2) surgical suites and 42 beds. See "Item 2. Description of Property."

Business Growth Strategy

     Beginning in late fiscal 1994 and during fiscal 1995, the Company commenced implementation of a new business strategy of diversifying from an almost exclusively home infusion service provider into an integrated medical/healthcare services Company. The foundation of this strategy was the acquisition of a majority interest in Vista in August 1994 and the completion of the Office Building adjacent to the Vista Facility in April 1995. The Company also formed DPMI to provide management services to medical practices. DPMI provides office space and fee-based management services to certain client physicians located in the Office Building. Vista provides outpatient surgical facilities, x-ray diagnostic services and third-party laboratory testing to physicians and their patients in the Vista Facility. In fiscal 1998, the Company decided to build a 42-bed hospital adjacent to its Vista Facility (the outpatient surgical center) and its Office Building which was completed in May 1999. With the addition of the Hospital, the Company has expanded the range of medical services it can provide including major surgical cases which require hospitalization.

     The Company intends to grow as a provider of healthcare services by (i) expanding the business of its existing operations locally, (ii) acquiring established healthcare facilities, and (iii) opening new branch facilities in
selected local markets.   The Company will periodically evaluate possible
acquisitions and suitable locations for new facilities. The Company's growth strategy is dependent in a large part on the ability of the Company to attract and retain key management, marketing and operating personnel at the local facility level. Such persons are in high demand and are often subject to competing offers from other healthcare service companies and related businesses. The Company primarily will target growth opportunities in the ambulatory surgical center business where it has established the greatest operating success.

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

     The healthcare industry is highly regulated at the federal and state levels. The Company believes its business is in material compliance with applicable law. The various relationships between the Company and its affiliated physician groups, however, are varying and in some respects unique, and many aspects of these relationships have not been the subject of judicial or regulatory interpretation. There can be no assurance that a review of the Company's business by courts or by healthcare, tax, labor or other regulatory authorities would not result in determinations that could adversely affect the Company's operations or that the healthcare regulatory environment will not change so as to restrict the Company's existing operations or potential for expansion.

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

Risks Inherent in Provision of Medical Services

     The Company's operations involve the delivery of healthcare services to the public and the Company is exposed to the risk of negligence and other liability claims relating to personal injuries or even wrongful death. Claims of this nature, if successful, could result in damage awards to the claimants in excess of the limits of any applicable insurance coverage maintained by the Company or healthcare providers utilized by the Company or those who utilize the Company's
facilities, equipment and services.   Insurance against losses related to claims
of this type
can be expensive and varies widely from state to state. The Company or its affiliated physician groups and professional service providers are required to maintain liability insurance in amounts and coverages believed to be usual and customary. Nevertheless, successful malpractice or other liability claims asserted against the medical care providers or the Company could have a material adverse effect on the Company.

Reductions in Third-Party Reimbursements

     Healthcare providers typically bill various third-party payers, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. These third-party payers are increasingly negotiating the prices charged for medical services, pharmaceuticals and other supplies, with the goal of lowering reimbursement and utilization rates. Third-party payers can also deny reimbursement for medical services, pharmaceuticals and other supplies if they determine that a treatment was not performed in accordance with treatment protocols established by such payers or for other reasons. Loss of revenues to the Company caused by cost containment efforts could have a material adverse effect on the Company. Although the Company does not have any contracts to provide healthcare services on a capitated or other risk sharing basis, the Company anticipates that it may offer its services to payers in the future on a capitated or other risk sharing basis. To the extent that patients or enrollees covered by a contract require more frequent or extensive care than is anticipated by the Company, the revenue to the Company derived from such contracts may be insufficient to cover the costs of the services provided. Insufficient revenue under capitated or other risk sharing contracts could have a material adverse effect on the Company.

Insurance

     In recent years, physicians, hospitals and other participants in the healthcare market have become subject to an increasing number of lawsuits alleging malpractice, product liability or related legal theories, many of which involve large claims and significant defense costs. With respect to its home infusion healthcare business, the Company does not carry liability insurance for any employee or contract representative. The Company requires that all healthcare professionals, including registered nurses with whom the Company contracts, carry personal professional liability insurance. However, the Company does not require continuing proof of insurance, mandate policy limits or deductibles or require that the Company be named as an additional insured. Should one of the Company's agents or contracting healthcare professionals commit a negligent or other liability producing act or omission in the Company's home infusion operations, the patient could have a direct claim against the Company which would be uninsured. Mr. Chiu Chan has in force personal professional liability insurance with coverage limits of $1 million per incident. He has not experienced difficulty in obtaining insurance in the past and believes the current insurance coverage is adequate to provide for any claims that may arise and related settlements, if any, involving him personally. As the pharmacist in charge of home infusion therapy, any claims would probably involve Mr. Chiu Chan and AITS or the Company and Mr. Chan's insurance may apply to the extent the loss is related to his pharmacy services. The Company or AITS may, however, be exposed to the extent Mr. Chiu Chan's insurance does not apply or is insufficient to cover any losses for which AITS may be jointly liable. Management believes the Company has reasonable and customary insurance coverage with respect to the remainder of its business operations although the Company cannot provide any assurance that its insurance would cover all losses to which the Company may be subject.

Employees

     The Company and its subsidiaries employed approximately 125 full-time employees as of August 31, 2000 and additionally employs part-time employees (25-50) when needed.

Hospital Operations

     The Company had no previous experience with respect to the ownership and operation of a hospital prior to opening its Hospital in May 1999. The Hospital is owned by the Company and managed by DPMI. The Company leases the Hospital to Vista Medical pursuant to a five (5) year long-term lease for $57,500 per month. Vista Medical is owned 70% by DPMI and 30% by Halcyon, L.L.C. The Company funded the costs to equip and construct the Hospital of approximately $5,000,000 from its cash flow and cash on hand. The Company cannot provide any assurances that the operations of the Hospital will be successful in the long-term or short-term. In the long-term, the Company's ability to manage the Hospital and competition will be key factors in the success of the Hospital. The operations of the Hospital were profitable in fiscal 2000 and exceeded the Company's expectations.

Employee Benefit Plans

In August 1995, the Board of Directors approved a 1995 Non-Qualified Stock Option Plan for consultants and non-employee directors. Under the terms of the Plan, the Company may grant stock options to consultants and non-employee directors of the Company and its subsidiaries. The options granted under the Plan are not intended to qualify as "incentive stock options" as that term is defined under Section 422A of the Internal Revenue Code and, as such, the nonstatutory options granted under the Plan are not entitled to special treatment under Section 422 of the Code. In addition, in August 1995, the Company's shareholders approved a 1995 Incentive Stock Option Plan. The 1995 Incentive Stock Option Plan was recommended by the Board of Directors because of its belief that the Plan will advance the interests of the Company by providing key employees, who have substantial responsibility for the direction and management of the Company, with additional incentive for them to promote the success of the Company by increasing their proprietary interest in the success of the Company. It is intended that options issued under the Plan will qualify as Incentive Stock Options under Section 422A of the Internal Revenue Code.

     In fiscal 2000, The Board of Directors recommended that the shareholders of the Company approve The Year 2000 Stock Incentive Plan on August 29, 2000, at the Annual Meeting of Shareholders. The Year 2000 Stock Incentive Plan was approved and provides for: (i) incentive stock options, (ii) non-qualified stock options, (iii) rights to receive all or some portion of the increase in the value of the Common Stock ("Stock Appreciation Rights"), (iv) the right to receive all or some portion of cash dividends with respect to the Common Stock,
(v) rights to receive cash and/or Common Stock contingent upon the attainment of defined performance goals, and (vi) shares of Common Stock subject to temporary restrictions on transfer. The Year 2000 Stock Incentive Plan includes as "Eligible Individuals" employees, officers, and directors of the Company or a subsidiary of the Company or consultants or advisors receiving cash compensation from the Company or a subsidiary of the Company. The maximum number of shares subject to awards under the Plan is 2,500,000. The Year 2000 Stock Incentive Plan was recommended by the Board of Directors for a number of reasons including the fact that a majority of shares subject to award under the former plans had been previously awarded or were subject to the exercise of outstanding options and the former plans only provided for option awards as compared to the various types of awards permitted by The Year 2000 Stock Incentive Plan. The Company believes its compensation paid to employees and its compensatory plans are sufficient to attract and retain qualified employees.

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

     In August 1994, the Company consummated the acquisition of 65% of the outstanding common stock of Vista, which owned the Vista Facility, an outpatient surgical center in Pasadena, Texas consisting of a one story building containing approximately 15,000 square feet. The Vista Facility serves as collateral for a note payable to G.E. Capital. Vista is the Maker of the Note which bears a fixed interest rate of 9.65%, requires monthly installment payments of $19,533, and has a maturity date of September 1, 2002. The note is guaranteed by the Company. As of August 31, 2000, the balance was $440,772. Management believes the facility is adequately covered by insurance. Depreciation on the Vista Facility is computed using the straight line method over thirty-nine years, furniture and fixtures are depreciated over seven years, and equipment is depreciated over five years. The property tax rate is about 3% of appraised value and the annual real and personal property taxes are about $80,000. The Vista Facility is 100% utilized as an outpatient surgical center and to provide laboratory and diagnostic testing services. Due to high utilization of the three
(3) surgical suites at the Vista Facility the Company intends to add an additional surgical suite during fiscal 2001. On September 1, 1998, Vista sold the Vista Facility building and the land on which the Vista Facility, the Office Building and Hospital are located to the Company for a total purchase price of $1,670,000 payable pursuant to two (2) promissory notes bearing interest at 8.5% per annum and payable in eighty-four monthly installments of $26,446.93 in the aggregate. Subsequently, as part of its asset protection restructuring plan, the Company transferred the Vista Facility and the land on which the Vista Facility, the Office Building and Hospital are located, as well as the Office Building, Hospital and all furniture fixtures and equipment of all of the foregoing facilities to VLE which will serve as an asset holding and leasing company to the various operating entities. VLE is 100% owned by the Company.

     In September 1994, the Company commenced construction of the Office Building (adjacent to the existing Vista Facility described above) which was completed in 1995. The total cost of the Office Building was approximately $1,937,000, and was financed from working capital. The Office Building was constructed as a professional office building for physician practices. There is competition from several professional buildings in the surrounding area. Management believes the Office Building is adequately covered by insurance. The Office Building is comprised of two stories and contains approximately 35,900 square feet of space all of which is leased or otherwise utilized by the Company for its operations as described below. In addition, the Company has invested approximately $700,000 for new equipment and furnishings for the Office Building. All depreciation is calculated on the straight line method, with the building being depreciated over thirty-nine years, furniture and fixtures over seven years, and equipment over five years. The property tax rate is approximately 3% of appraised value and the annual real and personal property taxes are about $80,000. As of August 31, 2000, there were three (3) physician practices under management with DPMI which are located in the Office Building. Pursuant to the Management Agreements which provide DPMI with a percentage of revenues from each physician's practice, DPMI agrees to provide fully-equipped office space and other services. Approximately 10% of the space in the Office Building is utilized by DPMI for physician practices under its management. Four
(4) physician groups and other independent physicians (not under DPMI's management) collectively lease approximately 65% of the Office Building space. The Company (and its subsidiaries) collectively utilize approximately 35% of the office space. The Office Building is fully leased or otherwise utilized by the Company. Due to increased demand for medical office space in the Pasadena area, the Company does not believe the loss or cancellation of any lease would be material.

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

     The Hospital is located next to the Vista Facility and the Office Building in Pasadena, Texas. It has 42 beds, two surgical suites, an emergency room, an intensive care area, nurse station, kitchen and other facilities necessary to operate as a complete hospital. The Hospital was completed in May 1999 at a total cost of approximately $5,000,000 which includes furniture, fixtures and equipment of approximately $1,579,000. The Company funded the foregoing cost from internally generated funds and cash-on-hand. The Hospital and its associated equipment are depreciated on the same basis as the Company's Vista Facility and Office Building. Depreciation and taxes on the Hospital are calculated and incurred on the same basis as described for the Vista Facility and Office Building above. The Company is working to increase utilization of its surgical suites and room occupancy. However, due to high utilization of its surgical suites at the Hospital, the Company intends to add two (2) additional surgical suites at the Hospital.

     The Company's Office Building is owned by the Company free of any liens or encumbrances owed to third parties. The remainder of the Company's real estate holdings, including the Vista Facility and the Hospital, are subject to a first lien deed of trust to secure the remaining indebtedness owed to G.E. Capital of approximately $440,772 as of August 31, 2000. Additionally, the Vista Facility is subject to a deed of trust and second lien to secure the Company's purchase money notes in the aggregate principal amount of $1,670,000 payable to Vista Healthcare, Inc. which is now approximately 96% owned by the Company. The Vista Facility was transferred to the Company in fiscal 1999 in exchange for the Company's payment of the book value of the property in the amount of $1,670,000.

ITEM 3.   Legal Proceedings

     The Company is not a party to any material litigation.


ITEM 4.   Submission of Matters to a Vote of Security Holders

     On August 29, 2000, the following matters were submitted to a vote of the Company's shareholders at the Company's Annual Meeting of Shareholders, with the votes for and against each proposal listed above.

     Proposal 1.  ELECTION OF DIRECTORS

     NAME OF EACH DIRECTOR ELECTED                       FOR          AGAINST
                                                         ---          -------
     AND WHOSE TERM OF OFFICE CONTINUED
     ----------------------------------
          Chiu Moon Chan                               4,698,561           0

          Philip Chan                                  4,698,561           0

          Stephen L. Huber                             4,698,561           0

          Earl R. Votaw                                4,698,561           0


     Proposal 2.  APPROVAL OF THE COMPANY'S              FOR          AGAINST
                                                         ---          -------
                  YEAR 2000 STOCK INCENTIVE PLAN
                  ------------------------------

                                                       4,686,094      12,467

     Proposal 3.  TO RATIFY APPOINTMENT OF THE
                  COMPANY'S AUDITORS FOR FISCAL 2000     FOR          AGAINST
                  ----------------------------------     ---          -------

                                                       4,686,561           0

                                   PART II.

ITEM 5.   Market for Common Equity and Related Stockholder Matters

     In September 1993, the Company's Common Stock began trading on NASDAQ's Small Capitalization Market under the symbol DYII. Prior to obtaining the NASDAQ listing, the Company's Common Stock had traded in the over-the-counter market on the pink sheets and on the NASD Electronic Bulletin Board. On April 11, 2000, the

Company's request for listing its securities on The NASDAQ NATIONAL MARKET was approved and the Company shares began trading on THE NASDAQ NATIONAL under the symbol DYII on April 14, 2000.

     The following table sets forth the high and low closing bid prices for the Company's Common Stock during each of the last eight fiscal quarters as reported by published market reports from investor services.

                                      High      Low
                                      ----      ---
2000 Fiscal Year - Quarter Ended:

     November 30, 1999               $15.25   $ 12.00

     February 28, 2000                 8.75      8.25

     May 31, 2000                     7.125     6.875

     August 31, 2000                   9.15    8.9375

1999 Fiscal Year - Quarter Ended:

     November 30, 1998               $ 2.62   $  2.37

     February 28, 1999                 4.75      2.37

     May 31, 1999                      4.75      3.81

     August 31, 1999                   8.50      4.71

     These quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions and are adjusted to reflect the Company's four (4) to one (1) reverse stock split effective February 1998 and the Company's stock split effected in the form of a 100% dividend effective as of January 10, 2000.

     As of August 31, 2000, the Company had approximately 325 shareholders of record. This number does not include shareholders who hold the Company's securities in nominee accounts with broker-dealer firms or depository institutions. Including the beneficial owners of shares held in nominee accounts or depository institutions, the Company believes it has in excess of 650 beneficial owners of its Common Stock.

     The Company has not paid any cash dividends on its Common Stock and intends to retain all earnings for operations and expansion of its business. The Company does not anticipate paying cash dividends in the foreseeable future.
Any future determination as to the payment of cash dividends will depend upon the Company's results of operations, financial condition and capital requirements, as well as such other factors as the Company's Board of Directors may consider. There are no contractual or other restrictions which limit the Company's right to declare and pay dividends should the Board of Directors elect to do so. As stated above, the Company effectuated a stock split in the form of 100% stock dividend effective on January 10, 2000, and, the Board of Directors intends to consider future stock dividends depending on the price of the Company's stock, trading volumes and such other factors as it may deem to be in the best interests of the Company and its shareholders.

     In fiscal 2000, the Company effectuated an exchange of its Common Stock for the common stock held by certain Vista minority shareholders and increased its ownership in Vista to approximately 96% pursuant to the share exchange or direct purchases. The exchange was undertaken pursuant to private placement exemptions under Section 4(2) of the Act and applicable state laws.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Operations

     The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three years ended August 31, 2000.

August 31, 2000 August 31, 1999

     The Company recorded consolidated net income of $5,858,406 for the year ended August 31, 2000, as compared to consolidated net income of $2,663,832 in fiscal 1999 and a net income of $945,843 in 1998. There were no significant, unusual or non-recurring items of income or expense during the three years ended August 31, 2000. The Company does not expect to record further significant writeoffs due to uncollectible loans in future years.

     As a result of a significant increase in the Company's revenues and expenses during fiscal 2000 relating to the Company's Vista Facility and the Hospital operations, it is difficult to meaningfully compare revenues and expenses on a year-to-year basis.

     According to the American Institute of Certified Public Accountants (AICPA) health care industry guide, revenues reported in the consolidated statements of income should be net revenues which is gross revenues minus contractual adjustments instead of gross revenues that have been reported in the prior periods.

     During the year ended August 31, 2000, the Company determined that a major portion of the consolidated provision for uncollectible accounts consisted of contractual adjustments. As a result, the contractual adjustments that were previously included as a component of consolidated costs and expenses are reflected as a component of consolidated net revenues. Amounts reported for the year ended August 31, 1999 have been reclassified to conform to the current presentation and result in the reduction of consolidated costs and expenses and consolidated net revenues by $4,083,765. Before the reclassification, the gross revenue for fiscal 2000 and fiscal 1999 were $39,165,582 and $22,415,531, respectively. After the reclassification the net revenue for fiscal 2000 and fiscal 1999 were $26,032,441 and $16,212,656, respectively.

     Therefore effective fiscal 2000, net revenues net of contractual adjustments are reported and fiscal 1999 gross revenues that were previously reported are restated to subtract contractual adjustments as net revenues for comparison purposes.

     For the fiscal year ended August 31, 2000 total consolidated net revenues net of contractual adjustments increased by $9,819,785 to $26,032,441, a 61% increase. Of this amount, net revenues of $1,870,216 were recorded by DPMI in fiscal 2000 compared to $1,934,224 in fiscal 1999 as a result of the Company's decision to limit its expansion in the management of physician practices during fiscal 2000. The Company expects physician management net revenues (and corresponding expenses) to further decrease in fiscal 2001 as it reduces its business in the area of physician management practice. The Company records net revenues from the management of physician practices on a combined or consolidated basis and reflects as net revenues all patient billings of the respective practices and expenses payments to physicians and other physician practice costs.

     Net revenues attributable to operations of the Vista Facility were $15,394,954 in fiscal 2000, compared to $12,357,894 in fiscal 1999, an increase of 25%. Net revenues from home infusion therapy were $1,356,650 in fiscal

2000 compared to $1,120,300 in fiscal 1999, an increase of 21%, primarily as a result of higher recoverable charges per day per patient and a slightly larger patient load. Net revenues from the Hospital increased by $6,610,383 or 826% to $7,410,621 in fiscal 2000 when compared to $800,238 which represented approximately four months of operation in fiscal 1999.

     Expenses for compensation and benefits to employees increased by 37% to $4,344,977 as a result of more employees needed by the Company to service the increased activities of Vista and the new business associated with the management of the Hospital by DPMI. The number of employees employed by the Company and its subsidiaries increased from approximately 100 in fiscal 1999 to approximately 125 as of August 31, 2000. The Company's provision for uncollectible trade accounts increased from $37,097 in fiscal 1999 to $60,585 in fiscal 2000 primarily as a result of increased trade revenues resulting in corresponding increases for uncollectible trade accounts. As a percentage of revenues, the hospital and Vista's provision for uncollectible trade accounts for both fiscal 1999 and fiscal 2000 were both at approximately 1%. The Company expects its uncollectible trade accounts as a percentage of revenues for both the hospital and Vista to remain relatively constant in the future. The Company recorded no writeoffs for uncollectible loans in both fiscal 2000 and 1999. Expenses for medical supplies increased 45% to $3,960,863 associated with the increased revenues and business from the Hospital and Vista operations.

     General and administrative expenses increased 20% to $4,830,564 primarily as a result of increased operational activities at the Vista Facility and the addition of the Hospital operations for twelve months. Rent and other income increased from $336,744 in fiscal 1999 to $388,299 in fiscal 2000 primarily as a result of additional rental income received from outside physicians not under DPMI management. Rent and occupancy expense increased by $66,535 or 76% to $153,940 in fiscal 2000 primarily due to the new hospital building.

     The Company's physician management practice (exclusive of the Vista Facility Management Agreement) and its home infusion division did not significantly contribute to the Company's operating profit. DPMI's net income of $2,373,360 was primarily derived from the operations of the Vista outpatient surgery clinic, through the Vista Facility Management Agreement. The future success of the Company is largely dependent on successful operations at the Vista Facility and the Hospital.

     The Company faces certain general business risks with respect to all of its operations. In addition to regulatory concerns and increasing competition with respect to all of its operations, the Company's home infusion therapy operations are subject to substantial risks because the Company serves a relatively small number of patients. The Company's home infusion healthcare revenues decreased from $ 2,730,753 in fiscal 1995 to $1,356,650 in fiscal 2000 as a result of a significant decrease in the number of full-time patients from approximately ten
(10) in fiscal 1995 to an average of three (3) full-time patients in fiscal 2000. The Company does not intend to aggressively market its home infusion therapy services at this time primarily because of reduced recoverable patient day rates being paid by third-party payers. The Company will not continue to accept home infusion patients if rates continue to decline. In the past four
(4) years, the Company has faced increasing pressure from insurance companies to justify the need for continued home infusion therapy in some cases and the Company's charges therefore. The Company expects these pressures to continue and to increase. With respect to its physician's practice management services, the Company has yet to establish a consistently successful operating history, particularly in view of the writeoffs for uncollectible notes recorded in fiscal 1997. The Company does not intend to pursue additional management agreements for physician practices at this time. Revenues from the Vista Facility increased significantly during fiscal 1999 due to increased patient referrals. The Company expects, and will aggressively pursue, increased patient referrals for the Vista Facility during fiscal 2000 and expects to maintain revenue and operating profit. The Company has no operating history for the Hospital although the Company expects the operations of the Hospital to have a material effect on the Company's consolidated operating results. While the Company believes the operating results of the Hospital will be successful in the long-term, it can provide no assurance at this time to its shareholders. In the short-term, expected operating results from the Hospital could be negatively impacted by low patient utilization (particularly in the first year), which could have a material adverse effect on the Company's liquidity and capital resources. In the long-term, the skill and experience of the Hospital's management team and competition will play critical roles.

     August 31, 1999 August 31, 1998

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

     For the fiscal year ended August 31, 1999 total consolidated revenues increased by $7,598,344 to $16,212,656, a 88% increase. Of this amount, revenues of $1,939,224 were recorded by DPMI in fiscal 1999 compared to $2,049,588 in fiscal 1998 as a result of the Company's decision to limit its expansion in the management of physician practices during fiscal 1999. The Company expects physician management revenues (and corresponding expenses) to further decrease in fiscal 2000 as it reduces its business in the area of physician management practice. The Company records revenues from the management of physician practices on a combined or consolidated basis and reflects as revenues all patient billings of the respective practices and expenses payments to physicians and other physician practice costs.

     Revenues attributable to operations of the Vista Facility were $12,357,894 in fiscal 1999, compared to $5,323,792 in fiscal 1998, an increase of 132%. Revenues from home infusion therapy were $1,120,300 in fiscal 1999 compared to $1,240,932 in fiscal 1998, a decrease of 10%, primarily as a result of lower recoverable charges per day per patient and a smaller patient load. Revenues from the Hospital for the first four months of operation were approximately $800,238 in fiscal 1999.

     Expenses for compensation and benefits to employees increased by 72% to $3,165,407 as a result of more employees needed by the Company to service the increased activities of Vista and the new business associated with the management of the Hospital by DPMI. The number of employees employed by the Company and its subsidiaries increased from approximately 53 in fiscal 1998 to approximately 100 as of August 31, 1999. The Company's provision for uncollectible trade accounts increased from $23,900 in fiscal 1998 to $37,097 in fiscal 1999 primarily as a result of increased trade revenues resulting in corresponding increases for uncollectible trade accounts. As a percentage of revenues, the Company's provision for uncollectible trade accounts for both fiscal 1998 and fiscal 1999 remained unchanged at approximately 1%. The Company expects its uncollectible trade accounts as a percentage of revenues to remain relatively constant in the future at approximately 1%. The Company recorded writeoffs for uncollectible loans in fiscal 1999 of $0 as compared to $149,698 in fiscal 1998. The Company does not expect to incur similar recurring writeoffs of notes receivable in fiscal 2000 and does not intend to fund advances or loans to physician groups in the future in connection with its management of physician practices. Expenses for medical supplies increased 159% to $2,724,407 associated with the increased revenues and business from the Hospital and Vista operations.

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

     The Company faces certain general business risks with respect to all of its operations. In addition to regulatory concerns and increasing competition with respect to all of its operations, the Company's home infusion therapy operations are subject to substantial risks because the Company serves a relatively small number of patients. The Company's home infusion healthcare revenues decreased from $ 2,730,753 in fiscal 1995 to $1,120,300 in fiscal 1999 as a result of a significant decrease in the number of full-time patients from approximately ten
(10) in fiscal 1995 to an average of two (2) full-time patients in fiscal 1999. The Company does not intend to aggressively market its home infusion therapy services at this time primarily because of reduced recoverable patient day rates being paid by third-party payers. The Company will not continue to accept home infusion patients if rates continue to decline. In the past three (3) years, the Company has faced increasing pressure from insurance companies to justify the need for continued home infusion therapy in some cases and the Company's charges therefore. The Company expects these pressures to continue and to increase. With respect to its physician's practice management services, the Company has yet to establish a consistently successful operating history, particularly in view of the writeoffs for uncollectible notes recorded in fiscal 1997. The Company does not intend to pursue additional management agreements for physician practices at this time. Revenues from the Vista Facility increased significantly during fiscal 1999 due to increased patient referrals. The Company expects, and will aggressively pursue, increased patient referrals for the Vista Facility during fiscal 2000 and expects to maintain revenue and operating profit. The Company has no operating history for the Hospital although the Company expects the operations of the Hospital to have a material effect on the Company's consolidated operating results. While the Company believes the operating results of the Hospital will be successful in the long-term, it can provide no assurance at this time to its shareholders. In the short-term, expected operating results from the Hospital could be negatively impacted by low patient utilization (particularly in the first year), which could have a material adverse effect on the Company's liquidity and capital resources. The Company believes it obtained breakeven cash flow with respect to Hospital operations in the sixth month. In the long-term, the skill and experience of the Hospital's management team and competition will play critical roles.

     Liquidity and Capital Resources

     The Company maintained sufficient liquidity in fiscal 2000 and 1999 to meet its business needs. The Company had working capital of $7,437,687 as of August 31, 2000 and $2,510,981 as of August 31, 1999. The Company had net cash provided by operating activities of $5,459,904 for fiscal 2000 as opposed to $3,211,402 for fiscal 1999. As of August 31, 2000, the Company maintained a liquid position evidenced by a current ratio of 2.32 to 1 and a total debt to equity ratio of
0.50 to 1. The Company expects to have positive cash flow from operations for fiscal 2001.

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

     Management believes that available cash funds and funds generated from operations will be sufficient for the Company to finance working capital requirements for the foreseeable future and to meet its future payment obligations on its long-term third-party indebtedness of $685,587 as of August 31, 2000 and long-term indebtedness owed to its affiliate Vista Healthcare of approximately $2,029,308.

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

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

                                   PART III.

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table (and accompanying text) sets forth the names and ages of all the directors and executive officers of the Company during the last fiscal year, all positions and offices with the Company held by each person, each such person's term of office as a director and business experience for the past five years.

NAME                AGE  POSITION

Chiu Moon Chan      48   Chairman of the Board of Directors, Chief Executive
                         Officer, President and Secretary (July 1992-Present)

Philip Chan         49   Vice President - Finance and Treasurer/Director
                         (July 1992-Present)

Stephen L. Huber    50   Director  (July 1992-Present)

Earl R. Votaw       74   Director  (July 1992-Present)

Glenn Rodriguez     54   CEO, Vista Healthcare, Inc.
                          (November 1995-October 2000)

                      ----------------------------------

     Chiu Moon Chan has served as a director and as the Company's President, Secretary and Chief Executive Officer since July 1992. Mr. Chan is a registered pharmacist and since May 1978, was employed by various healthcare service organizations in Houston, Texas prior to his affiliation with the Company. Mr. Chan earned a Bachelor of Science degree in Pharmacy from the University of Houston.

     Philip Chan has served as a director and as the Company's Vice President of Finance, CFO and Treasurer since July 1992. Mr. Chan earned advanced accounting degrees from the University of Houston and is a CPA in the State of Texas. Mr. Chan has previous corporate and outside accounting experience. He is not related to Chiu Moon Chan.

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

     *Glenn Rodriguez resigned from the Company and signed a Separation Agreement with the Company on November 28, 2000 which pays him $300,000 in twelve equal monthly payments of $25,000 each as full and final compensation for the non-compete covenant for 2 years effective November 28, 2000 and expires on November 30, 2002. Glenn Rodriguez also signed a Consulting Agreement with the Company on November 28, 2000 which pays him $5,000 a month for twelve months beginning on December 1, 2000 and ending November 30, 2001 for 2 years consulting services to the Company until November 30, 2002.

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


ITEM 10.  Executive Compensation

     The Summary Compensation Table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the named executive officers. In addition, the remaining tables show the options granted to the Company's named executive officers in fiscal 2000 and the value of exercised and unexercised options, respectively.

                          SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------
                                       Annual Compensation                Long-Term Compensation
                               -------------------------------------------------------------------------
                                                                             Awards            Payouts
    Name and            Year    Salary       Bonus       Other
                                                                   -------------------------------------------------
Principal Position               ($)          ($)       Annual      Restricted    Securities      LTIP    All other
                                                       Compens-        Stock      Underlying     Payout    Compen-
                                                        ation        Award(s)      Options/       ($)      sation
                                                         ($)            ($)          SARs                   ($)
                                                                                      (#)
--------------------------------------------------------------------------------------------------------------------
   Chiu Chan, CEO         2000    152,507     50,000          -0-          -0-            -0-       -0-         -0-
                       ---------------------------------------------------------------------------------------------
                          1999     80,000    100,000          -0-          -0-            -0-       -0-         -0-
                       ---------------------------------------------------------------------------------------------
                          1998     80,000        -0-          -0-          -0-            -0-       -0-         -0-
--------------------------------------------------------------------------------------------------------------------
  Glenn Rodriqez,         2000    145,323        -0-**        -0-          -0-            -0-       -0-         -0-
  President - Vista    ---------------------------------------------------------------------------------------------
  Healthcare, Inc.        1999     79,000    200,000          -0-          -0-        60,000*       -0-         -0-
                       ---------------------------------------------------------------------------------------------
                          1998     60,000        -0-          -0-          -0-        45,000*       -0-         -0-
--------------------------------------------------------------------------------------------------------------------
  Philip Chan, CFO        2000     97,607     11,000          -0-          -0-            -0-       -0-         -0-
                       ---------------------------------------------------------------------------------------------
                          1999     53,300        -0-          -0-          -0-            -0-       -0-         -0-
                       ---------------------------------------------------------------------------------------------
                          1998     53,300        -0-          -0-          -0-        48,000*       -0-         -0-
                       ---------------------------------------------------------------------------------------------
                          1997     53,300        -0-          -0-          -0-        40,000*       -0-         -0-
                       ---------------------------------------------------------------------------------------------
                          1996     53,300        -0-          -0-          -0-        78,803*       -0-         -0-
--------------------------------------------------------------------------------------------------------------------

     * Reflects a 100% stock dividend effected as a 2 for 1 stock split effective January 10, 2000.

     ** Glenn Rodriguez resigned from the Company in October, 2000 and signed a Separation agreement which pays him $300,000 in twelve equal monthly payments of $25,000 each as full and final compensation for the non-compete covenant for two years effective November 28, 2000, expiring November 30, 2002. Glenn Rodriguez also signed a Consulting Agreement which pays Glenn Rodriguez $5,000 a month for twelve months beginning on December 1, 2000 and ending November 30, 2001. Glenn Rodriguez shall perform no fewer than thirty (30) hours of services for the Company each week. The covenant not to compete is for a period of two years ending November 30, 2002, and covers an area within a 50 mile radius from the city limits of Pasadena, Harris County, Texas. Glenn Rodriguez may not compete in any manner with the business of Dynacq or any subsidiary of Dynacq within the covered area.

                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                 Number of           Percent of
                             Securities         Total Options/
        Name                    Underlying         SAR's Granted     Exercise Price    Expiration Date
        ----                                                         --------------    ---------------
                          Options/SAR's            to
                                  Granted          Employees in
                                  -------          ------------
                                                Fiscal Year
                                                -----------

    Chiu Chan,                        0                N/A                 N/A                N/A
CEO

      Glenn D.                    60,000*               34%             $1.1875           1/3/2004
Rodriguez, President
- Vista Healthcare,
Inc.

     * Reflects a 100% stock dividend effected as a 2 for 1 stock split effective January 10, 2000.

             AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTIONS/SAR VALUES



                                                     Number of
                                                    Unexcercised      Value of
                                                     Securities     Unexercised
                         Shares                      Underlying     In-The-Money
                        Acquired                    Options/SARs    Options/SARs
                           on                      at FY-End (#)   at FY-End ($)
                       Exercise    Value Realized   Exercisable/    Exercisable/
        Name              (#)           ($)        Unexercisable   Unexercisable
        ----              ---           ---        -------------   -------------

Chiu Chan, CEO             0            N/A             N/A             N/A

Glenn D. Rodriguez    45,000        419,063              -0-             -0-
President - Vista
Healthcare, Inc.

Philip Chan               -0-            -0-        166,803       1,435,774

     No other officer, director or employee of the Company or its subsidiaries received total compensation in excess of $100,000 during the last three fiscal years. The Company has no employment agreements with its executives. Mr. Chiu Chan, Philip Chan, and Glenn Rodriguez prior to his resignation, devoted 100% of their time to the Company.

     Pursuant to the Company's 1995 Incentive Stock Option Plan, options to purchase 137,764 shares were granted on May 14, 1996, which number includes 78,804 options granted to Mr. Philip Chan. The remaining options were granted to approximately ten (10) non-executive employees fo the Company and its subsidiaries. These options are exercisable at $1.875 per share and expire May 14, 2001. Options were granted to two (2) consultants during fiscal 1996, with one option to purchase 25,000 shares exerciable at $3.25 per share expiring on September 4, 2005; the other option to purchase 62,500 shares at $2.50 per share and expires on September 11, 2005. In addition, in December 1997, the Company granted ten (10) employees options to purchase 212,500 shares in the aggregate at an exercise price of $0.69 per share which expire December 17, 2002, including options for 40,000 shares issued to Philip Chan and 45,000 to Glenn Rodriquez. In January 1999, the Company granted seven (7) employees options to purchase 176,000 shares in the aggregate at an exercise price of $1.1875 per share which expire January 3, 2004, including options to purchase 48,000 shares issued to Philip Chan and options to purchase 60,000 shares issued to Glen Rodriquez. In February 1998, the Company granted one (1) consultant options to purchase 25,000 shares at an exercise price of $1.00 per share which were exercised in November 1999. In September 1999, the Company granted two (2) consultants options to purchase 50,000 shares each for a total of 100,000 shares at an exercised price of $4.00 per share which expire January 3, 2004. One (1) consultant exercised 10,000 shares at $4.00 per share on April 5, 2000, one (1) consultant exercised 20,000 shares at $4.00 on June 30, 2000. One (1) consultant exercised non-plan options to purchase 50,000 shares at $1.50 per share on February 1, 2000 which were granted in fiscal 1999.

     Directors of the Company do not receive any mandatory compensation for their services as directors, although directors will be reimbursed for expenses incurred in attending board meetings.

ITEM 11.  Security Ownership of Certain Beneficial Ownersand Management

     The following sets forth certain information with respect to the beneficial ownership of shares held by directors, executive officers and persons known to management to own more than 5% of the outstanding Common Stock of the Company as of November 29, 1999.

                        Name and Address            Number of Shares and
   Title of Class     of Beneficial Owner      Nature of Beneficial Ownership   Percent of Class
   --------------     -------------------      ------------------------------   ----------------
  Common Stock        Chiu Moon Chan                      4,529,044/1/                     65.88%
                      323 Wood Loop
                      Houston, Texas  77015

  Common Stock        Ella Chan                           4,529,044/1/                     65.88%
                      323 Wood Loop
                      Houston, Texas  77015

  Common Stock        Philip Chan                           190,554/2/                      2.77%
                      7930 Millbrook Drive
                      Houston, Texas  77095

  Common Stock        Earl R. Votaw                             -0-                          0.0%
                      10304 I10 East, Suite 369
                      Houston, Texas  77029

  Common Stock        Stephen L. Hubes                          -0-                          0.0%
                      10304 I10 East, Suite 369
                      Houston, Texas  77029

  Common Stock        Glenn Rodriguez                       111,500/3/                      1.62%
                      10304 I10 East, Suite 369
                      Houston, Texas  77029

  Common Stock        Officers and Directors              4,831,000                        70.27%
                      as a group (6)

                      ----------------------------------

ITEM 12.  Certain Relationships and Related Transactions

     None.

ITEM 13.  Exhibits and Reports on Form 8-K

     A.   Exhibits. The exhibits required by Item 601 of Regulation S-B are
     --   --------
          included in this report commencing on page E-1 hereof which contains a list of such exhibits. The list of exhibits and the exhibits contained herein are incorporated into this part by reference.
     B.
     C.   Reports on Form 8-K.  No reports on Form 8-K were filed by the Company
     --   -------------------
          during the fourth quarter of fiscal 2000.


                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNACQ INTERNATIONAL, INC.

By:   /s/ Chiu Moon Chan                                Date:  November 29, 2000
     --------------------
     Chiu Moon Chan, Chairman of the Board
     Chief Executive Officer, President and Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

                NAME                   TITLE                       DATE
                ----                   -----                       ----

  /s/ Chiu Moon Chan           Chairman of the Board,        November 29, 2000
--------------------           Chief Executive Officer,
Chiu Moon Chan                 President and Secretary

  /s/  Philip S. Chan          Vice President,               November 29, 2000
---------------------          Chief Financial Officer,
Philip S. Chan                 Controller, and Director

  /s/ Stephen L. Huber         Director                      November 29, 2000
----------------------
Stephen L. Huber

  /s/  Earl R. Votaw           Director                      November 29, 2000
--------------------
Earl R. Votaw

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

                                Not Applicable.

                           DYNACQ INTERNATIONAL, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                          Years Ended August 31, 2000
                              and August 31, 1999

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                     INDEX

A.   Financial Statements                                                 Page
     --------------------                                                 ----
     Report of Independent Public Accountants                              F-2

     Consolidated Balance Sheet as of August 31, 2000                      F-3

     Consolidated Statements of Income for the Years Ended                 F-4
       August 31, 2000 and 1999

     Consolidated Statements of Changes in Stockholders' Equity for the    F-5
       Years Ended August 31, 2000 and 1999

     Consolidated Statements of Cash Flows for the Years Ended             F-6
       August 31, 2000 and 1999

     Notes to Consolidated Financial Statements                            F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors
Dynacq International, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Dynacq International, Inc. and its subsidiaries (the "Company") as of August 31, 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended August 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2000, and the results of its operations and its cash flows for the years ended August 31, 2000 and 1999 in conformity with generally accepted accounting principles.


Sugar Land, Texas                                    KenWood & Associates, P.C.
November 27, 2000

                                                      DYNACQ INTERNATIONAL, INC.
                                                      Consolidated Balance Sheet
                                                                 August 31, 2000
--------------------------------------------------------------------------------

ASSETS
  Current assets:

    Cash and cash equivalents                                                               $      4,301,523
    Accounts receivable, net of allowance for doubtful accounts of $134,536                        8,419,608
    Inventories                                                                                      346,969
                                                                                            -----------------

      Total current assets                                                                        13,068,100

  Property and equipment, net                                                                      9,493,028

  Other assets, net                                                                                  485,113
                                                                                            -----------------

      Total assets                                                                          $     23,046,241
                                                                                            =================


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Current maturities of long-term debt                                                    $        297,522
    Accounts payable                                                                               1,126,070
    Accrued liabilities                                                                              681,515
    Income taxes payable                                                                           3,380,306
    Deferred income taxes payable                                                                    145,000
                                                                                            -----------------

      Total current liabilities                                                                    5,630,413

  Noncurrent liabilities:
    Long-term debt, net of current maturities                                                        387,965
    Negative goodwill, net                                                                           549,683
    Deferred income taxes                                                                            671,000
                                                                                            -----------------

      Total noncurrent liabilities                                                                 1,608,648

  Commitments and contingencies                                                                            -

  Minority interests                                                                               1,238,671

  Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized;
      none issued or outstanding                                                                           -
    Common stock, $.001 par value, 300,000,000 shares authorized;
      7,658,856 shares issued                                                                          7,659
    Additional paid-in capital                                                                     4,309,813
    Retained earnings                                                                             11,392,583
    Less treasury stock; 794,392 shares at cost                                                   (1,141,546)
                                                                                            -----------------

         Total stockholders' equity                                                               14,568,509
                                                                                            -----------------

         Total liabilities and stockholders' equity                                         $     23,046,241
                                                                                            =================

    The accompanying notes are integral part of the consolidated financial statements.

                                                      DYNACQ INTERNATIONAL, INC.
                                               Consolidated Statements of Income
                                    For the Years Ended August 31, 2000 and 1999

--------------------------------------------------------------------------------

                                                                                        2000                     1999
                                                                                        ----                     ----
Revenues:
    Net patient service revenue:
      Clinic and outpatient surgical                                            $     15,394,954         $      12,357,894
      Emergency and inpatient surgical                                                 7,410,621                   800,238
      Infusion therapy                                                                 1,356,650                 1,120,300
                                                                                ----------------         -----------------
        Total net patient service revenue                                             24,162,225                14,278,432
    Physician practice management                                                      1,870,216                 1,934,224
                                                                                ----------------         -----------------

        Total revenues                                                                26,032,441                16,212,656

Costs and expenses:
    Compensation and benefits                                                          4,344,977                 3,165,407
    Medical supplies                                                                   3,960,863                 2,724,407
    Contract payments to physicians                                                    1,225,980                 1,361,021
    Depreciation and amortization                                                        780,890                   566,254
    Direct costs of infusion therapy revenues                                            520,624                   316,889
    Rent and occupancy                                                                   153,940                    87,405
    Provision for uncollectible accounts                                                  60,585                    37,097
    Other general and administrative expenses                                          4,830,564                 4,027,931
                                                                                ----------------         -----------------

        Total costs and expenses                                                      15,878,423                12,286,411
                                                                                ----------------         -----------------

Income from operations                                                                10,154,018                 3,926,245
                                                                                ----------------         -----------------

Other income:
    Rent and other income                                                                388,299                   336,744
    Interest income                                                                      111,042                    75,516
    Interest expense                                                                    (126,501)                 (118,165)
                                                                                ----------------         -----------------

        Total other income                                                               372,840                   294,095
                                                                                ----------------         -----------------

Income before income taxes and minority interests                                     10,526,858                 4,220,340

Provision for income taxes                                                             3,861,000                 1,410,000
                                                                                ----------------         -----------------

Net income before minority interests                                                   6,665,858                 2,810,340

Minority interests in earnings                                                          (807,452)                 (146,508)
                                                                                ----------------         -----------------

Net income                                                                      $      5,858,406         $       2,663,832
                                                                                ================         =================

Basic earnings per common share                                                 $           0.87         $            0.41
                                                                                ================         =================

Diluted earnings per common share                                               $           0.82         $            0.39
                                                                                ================         =================

Weighted average common shares-basic                                                   6,744,793                 6,486,721
                                                                                ================         =================

Weighted average common shares-diluted                                                 7,134,195                 6,894,397
                                                                                ================         =================

                                                      DYNACQ INTERNATIONAL, INC.
                      Consolidated Statements of Changes in Stockholders' Equity
                                    For the Years Ended August 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                   Treasury Stock,
                                        Common Stock                  at Cost             Additional
                                        ------------                  -------               Paid-In      Retained
                                    Shares        Amount        Shares        Amount        Capital      Earnings       Total
                                    ------        ------        ------        ------        -------      ---------      -----
Balance, August 31, 1998            3,606,628  $      3,607       326,039  $   (625,899) $  3,552,761  $ 2,874,049  $  5,804,518

Treasury stock acquired, net                -             -        44,978      (103,948)            -            -      (103,948)

Net income                                  -             -             -             -             -    2,663,832     2,663,832
                                 ------------   -----------   -----------   -----------   -----------   ----------   -----------
Balance, August 31, 1999            3,606,628         3,607       371,017      (729,847)    3,552,761    5,537,881     8,364,402

Restricted stock issued
   for services                        47,500            47             -             -       189,953            -       190,000

Restricted stock issued
   for compensation                    37,600            38                                   150,362                    150,400

Restricted stock issued
   on exercise of options             263,000           263             -             -       416,737            -       417,000

Stock dividend                      3,704,128         3,704       375,184             -             -       (3,704)            -

Treasury stock acquired                     -             -        48,191      (411,699)            -            -      (411,699)

Net income                                  -             -             -             -             -    5,858,406     5,858,406
                                 ------------   -----------   -----------   -----------   -----------   ----------   -----------
Balance, August 31, 2000            7,658,856  $      7,659       794,392  $ (1,141,546) $  4,309,813 $ 11,392,583  $ 14,568,509
                                 ============   ===========   ===========   ===========   ===========   ==========   ===========

              The accompanying notes are an integral part of the
                       consolidated financial statements

                                                      DYNACQ INTERNATIONAL, INC.
                                           Consolidated Statements of Cash Flows
                                    For the Years Ended August 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                     2000                   1999
                                                                                     ----                   ----
Cash flows from operating activities:
Net income                                                                    $      5,858,406       $      2,663,832
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                      780,890                566,254
    Bad debt expense                                                                    60,585                 37,097
    Expense related to stock issued for compensation                                   150,400                      -
    Loss on retirement of property and equipment                                             -                 32,914
    Deferred income taxes, net                                                         (13,000)               510,000
    Minority interests                                                                 807,452                146,508
    Changes in operating assets and liabilities:
      Accounts receivable                                                           (4,074,699)            (2,777,242)
      Inventories                                                                     (315,100)                (2,261)
      Due from related party                                                            32,625                (16,769)
      Accounts payable                                                                 294,575                643,678
      Accrued liabilities                                                             (465,230)               835,391
      Income taxes payable                                                           2,343,000                572,000
                                                                                --------------         --------------

      Net cash provided by operating activities                                      5,459,904              3,211,402
                                                                                --------------         --------------

Cash flows from investing activities:
    Purchases of property and equipment                                             (1,326,679)            (4,345,026)
    Issuance of notes receivable                                                             -                (75,000)
    Repayment of notes receivable                                                       75,000                      -
    Due from related party                                                            (410,000)                     -
    Redemption of short-term investments                                                     -                 30,000
    (Increase) decrease in other assets                                                 (2,953)                   474
                                                                                --------------         --------------

      Net cash used in investing activities                                         (1,664,632)            (4,389,552)
                                                                                --------------         --------------

Cash flows from financing activities:
    Principal payments on long-term debt                                              (268,657)              (242,612)
    Repayment of notes payable                                                        (250,000)                     -
    Proceeds from common stock issuance                                                190,000                      -
    Proceeds from exercise of stock options                                            417,000                      -
    Acquisition of treasury stock, net                                                (411,699)              (103,948)
    Contributions from minority interests                                                    -                360,000
    Purchase of minority interests                                                    (333,928)               (85,012)
                                                                                --------------         --------------

      Net cash used in financing activities                                           (657,284)               (71,572)
                                                                                --------------         --------------

      Net increase (decrease) in cash and cash equivalents                           3,137,988             (1,249,722)

Cash and cash equivalents at beginning of year                                       1,163,535              2,413,257
                                                                                --------------         --------------

Cash and cash equivalents at end of year                                      $      4,301,523       $      1,163,535
                                                                                ==============         ==============

  The accompanying notes are an integral part of the consolidated financial statements.

                                                      DYNACQ INTERNATIONAL, INC.
                                           Consolidated Statements of Cash Flows
                                    For the Years Ended August 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                     2000                   1999
                                                                                     ----                   ----
Supplemental cash flow disclosures:
    Cash paid during year for:
      Interest                                                                $     169,117            $   111,436
      Income taxes                                                            $   1,521,000            $   328,000
    Noncash investing and financing activities:
      Property and equipment included in accounts payable                     $           -            $   600,619
      Stock dividend issued                                                   $       3,704            $         -
      Fair value of minority interests purchased
        in excess of cash paid                                                $     773,654            $         -

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

   On July 28, 1992, the Company completed the sale of 5,625,000 shares of its "restricted" common stock to several investors for a total purchase price of $2 million. As part of this recapitalization of the Company, the authorized number of common shares was increased from 50 to 300 million and three holders of "restricted" stock returned a total of 618,750 shares to the Company's treasury.

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

   Effective March 8, 1993, the Company's shareholders approved a reverse split of the outstanding shares of the Company's common stock on the basis of one share for every eight shares outstanding, with the par value of each share remaining at $.001. The reverse split was recommended by the Board of Directors because of its belief that the pre-split per share price level adversely affected the marketability of the Company's common stock and that an increase in the per share price was important to qualify for a listing on the National Association of Securities Dealer, Inc. Automated Quotation System (NASDAQ). In September 1993, the Company's common stock received its listing and began trading on the NASDAQ Small Cap system under the symbol DYII. On April 11, 2000, the Company's common stock began trading on the NASDAQ National Market.

   In August 1994, the Company consummated the acquisition of approximately 65% of the outstanding stock of Vista Healthcare, Inc. ("Vista"), which operates a medical clinic and outpatient surgical center in Pasadena, Texas. The Company issued 358,186 shares of its common stock in a transaction valued at $1,289,461. This acquisition, which was accounted for as a purchase, resulted in the recording of excess costs over net assets acquired totaling $230,717. In 1994, the Company commenced construction of a new medical office building (adjacent to the Vista facility) which was completed in 1995 at a total cost of approximately $1,925,000. Several of the existing physician-minority shareholders of Vista relocated their offices to the new facility.

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

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

NOTE 1. CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   In November 1997, Aso Medical, Inc. ("ASO") was formed as a wholly owned subsidiary of DPMI to provide billing and related services to physicians. ASO had no operations during 2000 and 1999.

   Effective January 15, 1998, the Company's shareholders approved a reverse split of the outstanding shares of the Company's Common Stock on the basis of one share for every four shares outstanding, with the par value of each share remaining at $.001. The reverse split was recommended by the Board of Directors because of its belief that the post-split per share price would enhance the acceptability and marketability of the Company's common stock by the financial community and investing public. Additionally, management believed that the reverse split would result in the Company's common stock having a minimum bid price in excess of $1.00 per share and would, therefore, enable the Company to maintain the listing of its common stock on the Nasdaq Small Cap Market.

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

   In December 1999, the Company purchased for a nominal fee, Ambulatory Infusion Therapy Specialists, Inc. ("AITS"), a Texas Corporation. AITS is a wholly owned subsidiary of the Company whose business principally involves the administration of physician prescribed nutrients, antibiotics or other medicines to cancer patients in their home. Prior to its acquisition, AITS had no operations.

   As of December 30, 1999, the Company's Board of Directors approved a 100% stock dividend of the Company's Common Stock to shareholders of record as of that date. The stock dividend was issued effective January 10, 2000. All references to number of shares, except shares authorized, weighted average shares outstanding, per share amounts, option shares, and exercise prices included in the accompanying consolidated financial statements and related footnotes reflect the stock dividend and its retroactive effect.

   On February 11, 2000, Texas Gulf Coast Surgical Care Center, L.L.C. ("Gulf Coast") was renamed Vista Land and Equipment, L.L.C. ("Vista Land"), a Texas limited liability company. Gulf Coast was organized by the Company in October 1998. The Company has a 100% membership interest in Vista Land which holds the majority of the Company's property and equipment.

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

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

NOTE 1. CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

C. Revenue Recognition

   Patient service revenue is reported at the estimated net realizable amounts from patients, third-party payers and others for services rendered. Substantially all of the Company's revenues are derived from claims filed under major medical policies, workers' compensation policies, Medicare or Medicaid, or personal injury claims. Allowances for discounts on services or adjustments for non-covered costs and expenses are recognized in the period in which the related revenues are provided. Allowances for doubtful accounts are determined by management based upon historical experience and an assessment of the circumstances applicable to individual accounts.

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

E. Cash and Cash Equivalents

   The Company considers all highly liquid investments with maturity of three months or less as cash equivalents. At August 31, 2000, cash equivalents were composed primarily of investments in money market funds.

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

H. Other Non-Current Assets

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

J. Negative Goodwill

   Net assets acquired in excess of costs incurred from the Vista acquisition and subsequent purchases of minority interests are amortized on the straight-line basis over a period of 14 years. The amortization of negative goodwill is included in the consolidated statements of income as a reduction in consolidated depreciation and amortization.

K. Advertising Costs

   The Company expenses advertising costs as incurred. Amounts expended for the years ended August 31, 2000 and 1999, were approximately $127,403 and $82,083, respectively.

L. Income Taxes

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

M. Earnings Per Common Share

   Earnings per common share for the years ended August 31, 2000 and 1999, are presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the presentation of primary and fully diluted earnings per share
   (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the years ended August 31, 2000 and 1999, diluted common and common equivalent shares outstanding includes 475,766 and 638,766, respectively, of common share equivalents, consisting of stock options, determined under the treasury stock method.

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

NOTE 1. CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

N. Segments

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

O. Estimates

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

P. Reclassifications

   Certain accounts in the prior-year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year consolidated financial statements. During the year ended August 31, 2000, the Company determined that a major portion of the consolidated provision for uncollectible accounts consisted of contractual adjustments. As a result, the contractual adjustments that were previously included as a component of consolidated costs and expenses are reflected as a component of consolidated net revenues. Amounts reported for the year ended August 31, 1999 have been reclassified to conform to the current presentation and result in the reduction of consolidated costs and expenses and consolidated net revenues by $4,083,765.

NOTE 2. VISTA HEALTHCARE, INC.

On August 25, 1994, the Company completed the acquisition of approximately 65% of the common stock of Vista in a transaction accounted for as a purchase. Accordingly, the accompanying financial statements reflect the results of operations of Vista for the period subsequent to August 25, 1994. During 1995, the Company sold a portion of its investment in Vista to certain affiliates for $80,000 cash. During 1996, Vista repurchased a portion of its common stock from certain affiliates for $134,958 and resold $20,000 of this stock to an affiliated physician. During 1997, the remaining treasury stock was sold to the Company at Vista's cost of $114,958. During the years ended 1998, 1999 and 2000, the Company purchased 1.45%, 2.56%, and 21.09% respectively of the common stock of Vista for cash of $11,600, $37,000 and $333,929. Consideration paid for the common stock in 1998 and 1999 was approximately the fair value of the interests acquired. The fair value of the minority interests purchased in 2000 was $773,654 in excess of the cash paid. As of August 31, 2000, the Company owned approximately 91% of the outstanding common stock of Vista.

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

NOTE 3. PROPERTY AND EQUIPMENT

At August 31, 2000, property and equipment consisted of the following:

          Land                                         $   497,109
          Buildings and improvements                     7,523,848
          Furniture and fixtures                           471,364
          Equipment                                      4,237,754
          Automobile                                        24,125
                                                       -----------
                                                        12,754,200

          Less, accumulated depreciation                (3,261,172)
                                                       -----------

          Net property and equipment                   $ 9,493,028
                                                       ===========

Vista's existing physical facility is pledged as collateral on a long-term mortgage to a financing company in the amount of $440,772 as of August 31, 2000. In connection with its 1994 acquisition of approximately 65% interest in Vista, the Company has guaranteed 65% of the outstanding balance of this long-term mortgage.

For the years ended August 31, 2000 and 1999, depreciation expense was $812,239 and $546,365, respectively.

NOTE 4. NEGATIVE GOODWILL

Subsequent purchases from minority interests have resulted in the fair value acquired being $773,654 in excess of the cash consideration paid. Goodwill associated with the original Vista acquisition of $230,717 and the negative goodwill related to subsequent purchases from the minority interest of $773,654 are being amortized over a period of fourteen years on the straight-line basis. For the years ended August 31, 2000 and 1999, amortization expense was ($35,924) and $16,480 respectively.

NOTE 5. LONG-TERM DEBT

At August 31, 2000, long-term debt consisted of the following:

          Note payable to a former shareholder, payable
          in monthly installments of $10,007, including
          interest at 11.50%, through December 2002,
          uncollateralized.                                 $ 244,715

          Note payable to a financing company payable
          in monthly installments of $19,533, including
          interest at 9.65%, through September 2002,
          collateralized by land and guaranteed by
          certain minority stockholders of Vista.             440,772
                                                            ---------
                                                              685,487

          Less, current maturities                           (297,522)
                                                            ---------

                                                            $ 387,965
                                                            =========

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

NOTE 5. LONG-TERM DEBT (continued)

The aggregate principal payments on long-term debt subsequent to August 31, 2000, are as follows:


               Year ending August 31,
                       2001                     $  297,522
                       2002                        329,512
                       2003                         58,453
                                                ----------

               Total                            $  685,487
                                                ==========

NOTE 6. INCOME TAXES

The provision for income tax expense consisted of the following at August 31:

                                                     2000           1999
                                                  ----------     ----------
          Current tax expense:
                Federal                           $3,599,000     $1,087,000
                State                                275,000         93,000
                                                  ----------     ----------
                Total current                      3,874,000      1,180,000
          Deferred tax expense:
                Federal (benefit)                    (12,000)       212,000
                State                                 (1,000)        18,000
                                                  ----------     ----------
          Total deferred                             (13,000)       230,000
                                                  ----------     ----------

          Total                                   $3,861,000     $1,410,000
                                                  ==========     ==========

For the year ended August 31, 2000, the Company and its subsidiaries converted from the cash method of accounting to the accrual method of accounting for the preparation of their respective individual tax returns. Deferred taxes arise primarily due to the use of the cash basis for tax reporting and the related conversion to the accrual basis, the use of the specific charge-off method for tax reporting, and accelerated methods of computing depreciation for tax purposes. The components of the provision for deferred income taxes, at August 31, were as follows:

                                                         2000         1999
                                                      ---------     --------
Applicable to:
--------------
Cash basis of accounting for federal
income tax purposes.                                  $(159,000)    $210,000


Use of reserve for bad debts for
financial reporting and specific charge-
off method for tax reporting.                           (22,000)     (14,000)

Special allocation of interest in
partnership  operations.                                163,000            -


Difference in methods of computing
depreciation for  tax and financial                       5,000       34,000
reporting purposes and other.                         ---------     --------

                                                      $ (13,000)    $230,000
                                                      =========     ========

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES (continued)

Significant components of the Company's deferred tax liabilities and assets, at August 31, 2000, were as follows:


                                                     Current        Noncurrent
                                                     -------        ----------
     Deferred tax liabilities:
      Basis in property and equipment             $        -        $(217,000)
      Cash basis of accounting for federal
      income tax purposes, net                      (194,000)        (291,000)
      Special allocation of interest in
      partnership operations                                         (163,000)
     Deferred tax assets
      Reserve for bad debts                           49,000                -
                                                  ----------        ---------

     Net liability                                $ (145,000)       $(671,000)
                                                  ==========        =========

The following table reconciles the Federal statutory income tax rate and the Company's effective income tax rate:


                                                        2000            1999
                                                        ----            ----
     Provision for income taxes at federal
      statutory rate                                    34.0%           34.0%
     State tax provision, net of federal
      benefits                                           3.0             3.0
     Minority interest in loss of partnership
      on which tax benefit was not
      recorded                                           (.1)           (3.3)
     Other differences                                   (.2)           (0.3)
                                                    --------       ---------

     Effective tax rate                                 36.7%           33.4%
                                                    ========       =========

NOTE 7. RELATED PARTY TRANSACTIONS

The Company leases to its President his personal residence at a monthly rate of $1,400. Total rent income for the years ended August 31, 2000 and 1999, was $16,800 for each year.

During 2000, the Company advanced $410,000 to the minority member of Vista Medical. The advances which are included in other assets in the accompanying consolidated balance sheet will be repaid from future earnings of the Hospital.

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

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

NOTE 8.  CAPITAL STOCK

Pursuant to an Asset Purchase Agreement dated October 22, 1997, the Company issued 90,000 shares of restricted common stock valued at $90,000. This issuance was valued at fair market value based upon management's estimation of the open market closing price. In exchange for the restricted common stock, the Company assumed liabilities of $63,300 and received tangible and intangible property with a fair value of $153,300. In addition to the restricted common shares, the Company granted a two-year option to purchase an additional 75,000 restricted shares of common stock at $1.00 per share. In October 1998, the Company filed a civil lawsuit claiming breach of contract of the Asset Purchase Agreement. On October 29, 1998, a Compromise, Settlement and Mutual Release Agreement was entered into whereby the Company agreed to pay $118,000 in exchange for the return of the 90,000 shares of restricted common stock, the cancellation of the option to acquire 75,000 restricted shares of common stock and the transfer of approximately $57,849 of the original $63,300 of liabilities assumed.

During 2000, the Company issued 95,000 shares of restricted common stock to a vendor as settlement of a $190,000 liability. Additionally, the Company issued 37,600 shares of restricted common stock with a fair market value of $150,400 as employee bonuses.

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

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 is effective for fiscal years beginning after December 15, 1995 and allows for the option of continuing to account for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, or selecting the fair value method of expense recognition as described in SFAS 123. The Company has elected to follow APB 25 in accounting for its stock option plans. The total compensation expense associated with stock options granted in 2000 and 1999 was $379,847 and $295,164, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999, respectively: risk-free interest rates of 6.07% and 5.19%; dividend yield of zero as the Company has not paid and does not anticipate paying any dividends in the future; volatility factors of the expected market price of the Company's common stock of 1.64 and 1.69; and a weighted-average expected life of the options of three years.

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

NOTE 8.  CAPITAL STOCK (continued)

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

The Company's pro forma information follows:

                                                           2000         1999
                                                           ----         ----

     Net income available for common stock as reported  $5,858,406   $2,663,832
     SFAS No. 123 effect                                  (675,011)    (200,760)
                                                        ----------   ----------

     Pro forma net income available for common stock    $5,183,395   $2,463,072
                                                        ==========   ==========

     Pro forma basic earnings per share                 $     0.77   $     0.38
     Pro forma diluted earnings per share               $     0.73   $     0.36

The following is a summary of the Company's stock option activity and related information for the years ended August 31, 2000 and 1999:

                                                                              Weighted Average Price
                                                        Number of Shares     Date of Grant or Exercise
                                                        ----------------     -------------------------
     Outstanding at August 31, 1998                         412,766                $1.46
      Options Granted                                       226,000                 1.26
      Options Exercised                                           -                    -
      Options Canceled                                            -                    -
                                                          ---------                -----
     Outstanding at August 31, 1999                         638,766                 1.39
      Options Granted                                       100,000                 4.00
      Options Exercised                                    (263,000)                1.59
      Options Canceled                                            -                    -
                                                          ---------                -----
     Outstanding at August 31, 2000                         475,766                $1.83
                                                          =========                =====

     Options exercisable at year-end                        475,766                $1.83

     Weighted-average fair value of options granted
      during the year                                     $    4.00

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

NOTE 8. CAPITAL STOCK (continued)

The following table summarizes information about the Company's stock options at August 31, 2000:


                      Options Outstanding and Exercisable
     ------------------------------------------------------------------------
                                  Weighted-Average
        Range of                     Remaining        Weighted-Average
     Exercise Prices    Number    Contractual Life     Exercise Price
     ---------------    ------    ----------------     --------------

       $ 1 - 2          380,766        2.61                $1.34
       $ 3 - 5           95,000        4.38                $3.80
                        -------
       $ 1 - 5          475,766        2.96                $1.83
                        =======

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its facilities and equipment under operating leases with net aggregate future lease payments of $6,000 at August 31, 2000, payable as follows:


                     Year ending August 31,
                              2001                 $6,000
                                                   ======

Rent expense related to its facilities and equipment leases, for the years ended August 31, 2000 and 1999, was $97,243 and $35,444, respectively.

The Company also leases corporate office space under an operating lease on a month-to-month basis. Rent expense for its corporate lease was $15,432 and $16,372 for each of the years ended August 31, 2000 and 1999.

In addition, the Company pays certain operating leases on behalf of the physicians being managed by Doctors Practice Management, Inc. For the years ended August 31, 2000 and 1999, total physicians' operating lease expenses were $41,265 and $35,589, respectively.

Total rent expenses, including those physicians' operating leases paid by the Company, for the years ended August 31, 2000 and 1999, was approximately $153,940 and $87,405, respectively.

Other Risks

The Company maintains insurance for worker's compensation, automobile, general liability, property loss, and medical malpractice claims. Management does not believe the Company's exposure to medical malpractice is significant, and is not aware of any pending or potential claims against the Company.

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

NOTE 10. SUPPLEMENTARY INFORMATION

At August 31, 2000, the detail of certain balance sheet accounts was as follows:

          Accounts receivable:
            Trade                                             $ 8,551,060
            Other                                                   3,084
                                                              -----------
                                                                8,554,144

          Less, allowance for doubtful accounts                  (134,536)
                                                              -----------

                                                              $ 8,419,608
                                                              ===========

          Other assets:
            Due from related party                            $   410,000
            Other                                                  75,113
                                                              -----------

                                                              $   485,113
                                                              ===========

          Accrued liabilities:
            Compensation to Physicians                        $   312,971
            Interest expense                                       14,595
            Wages and payroll taxes                               192,409
            Property taxes                                        160,000
            Other                                                   1,540
                                                              -----------

                                                              $   681,515
                                                              ===========

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

The carrying amounts of cash and cash equivalents, short-term investments, receivables, notes payable and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying amounts of the Company's long-term borrowings, at August 31, 2000, approximate their fair value.

                                                     DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

NOTE 12.  SEGMENT AND RELATED INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131 during the fiscal year ended August 31, 1999. The Company has five reportable segments (four in 1999): infusion therapy, physician practice management, emergency and inpatient surgical center, clinic and outpatient surgical center, and property and equipment holding, which was added in 2000. The infusion therapy segment's business principally involves the administration of physician-prescribed nutrients, antibiotics or other medicines to cancer patients in their homes.
The physician practice management segment provides office space and fee-based management services to physicians. The emergency and inpatient surgical center segment is comprised of a forty-two bed hospital which provides a wide range of medical services including major surgical cases which require hospitalization. The clinic and outpatient surgical center segment provides outpatient surgical facilities, X-ray diagnostic services and full service laboratory testing. The property and equipment holding segment has acquired all of the fixed assets of the emergency and inpatient surgical center segment and the clinic and outpatient surgical center segment.

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

                                                    Physician    Emergency and      Clinic and     Property and
                                       Infusion     Practice       Inpatient        Outpatient      Equipment
                                       Therapy     Management   Surgical Center   Surgical Center    Holding       Totals
                                       -------     ----------   ---------------   ---------------    -------       ------
            2000
            ----
Revenues from external customers     $ 1,397,006   $ 2,172,055       $7,410,621       $15,396,058    $   45,000  $26,420,740
Intersegment revenues                    795,000    13,871,519                -                 -       960,000   15,626,519
Interest revenue                          15,527        60,269           20,907           134,500            64      231,267
Interest expense                         157,276        37,099                -            52,351             -      246,726
Depreciation and amortization            192,133        57,042                -            61,151       470,564      780,890
Income tax expense                        75,000     1,654,000          709,000         1,413,000        10,000    3,861,000
Segment assets                           563,902     8,316,646        5,103,347        10,263,699     9,539,521   33,787,115
Expenditures for segment assets                -         8,926          555,849            84,770       677,134    1,326,679
Segment profit                           172,906     2,854,360        1,223,010         2,397,412        18,170    6,665,858
            1999
            ----
Revenues from external customers     $ 1,145,266   $ 2,244,257       $  800,238       $12,359,639             -  $16,549,400
Intersegment revenues                    970,000    10,703,955                -                 -             -   11,673,955
Interest revenue                          21,478        33,133            8,979           136,230             -      199,820
Interest expense                         173,573             -                -            68,895             -      242,468
Depreciation and amortization            366,854        53,870                -           145,530             -      566,254
Income tax expense (benefit)             (90,000)    1,060,000         (414,000)          854,000             -    1,410,000
Segment assets                        10,511,929     3,974,496        2,333,942         7,003,964             -   23,824,331
Expenditures for segment assets        4,047,964       124,664                -           172,398             -    4,345,026
Segment profit/(loss)                   (179,870)    2,112,592         (824,607)        1,702,225             -    2,810,340

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


NOTE 12. SEGMENT AND RELATED INFORMATION (continued)

The following table provides a reconciliation of the reportable segments' revenues, profit/(loss), assets, and other significant items to the consolidated totals.

                                                                                           2000                      1999
                                                                                           ----                      ----
          REVENUES:
          ---------
          Total revenues for reportable segments                                        $  26,420,740             $ 16,549,400
          Elimination of rent and other income                                               (388,299)                (336,744)
                                                                                         ------------              -----------
            Consolidated total revenues                                                 $  26,032,441             $ 16,212,656
                                                                                         ============              ===========


          PROFIT/(LOSS):
          --------------
          Total profit/(loss) for reportable segments                                   $   6,665,858             $  2,810,340
          Elimination of minority interests                                                  (807,452)                (146,508)
                                                                                         ------------              -----------
            Consolidated net income                                                     $   5,858,406             $  2,663,832
                                                                                         ============              ===========


          ASSETS:
          -------
          Total assets for reportable segments                                          $  33,787,115             $ 23,824,331
          Elimination of intercompany accounts and other                                  (10,740,874)              (8,311,819)
                                                                                         ------------              -----------
            Consolidated total assets                                                   $  23,046,241             $ 15,512,512
                                                                                         ============              ===========


          OTHER SIGNIFICANT ITEMS:
          ------------------------
          Interest income                                                               $     231,267             $    199,820
          Elimination of intersegment income                                                 (120,225)                (124,303)
                                                                                         ------------              -----------
            Consolidated interest income                                                $     111,042             $     75,517
                                                                                         ============              ===========

          Interest expense                                                              $     246,726             $    242,468
          Elimination of intersegment expense                                                (120,225)                (124,303)
                                                                                         ------------              -----------
            Consolidated interest expense                                               $     126,501             $    118,165
                                                                                         ============              ===========

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

(10.2.) Guaranty Agreement between the Company and Metlife Capital Corporation dated July, 1994, which was previously filed in and is hereby incorporated by reference to, the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993. Comission File No. 0-20564.

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

(10.10.) Security Agreement dated May 1, 1996, by JCW Medical Associates, P.A. to DPMI, filed with the Company,s Annual Report on Form 10-K for the fiscal year ended August 31, 1996, Commission File No. 0-20554.

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

(10.15.) Revolving Credit Note dated April 1, 1996, in the principal amount of $100,000 from R.S. Arora, M.D. to DPMI, filed with the Company=s Annual Report on Form 10-K for the fiscal year ended August 31, 1996, Commission File No. 0-20554.

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

(10.37) Stock Option Agreement for Philip Chan dated January 4, 1999, relating to options to purchase $24,000 shares at $2.375, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999. Commission File No. 0-20554.

(10.38) Stock Option Agreement for Glenn Rodriguez dated January 4, 1999, relating to options to purchase 30,000 shares at $2.375, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999. Commission File No. 0-20554.

(10.39) Hospital Lease Agreement from Dynacq to Vista Community Medical Center, L.L.C. for 23,000 square with annual retails of $57,500 per month for through January 31, 2004, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999. Commission File No. 0-20554.


(10.40) The Company's Real Estate Lien Note dated September 1, 1998 in the principal amount of $270,000 payable to Vista Healthcare, Inc., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999. Commission File No. 0-20554.

(10.41) Deed of Trust dated September 1, 1998, from the Company with respect to its real estate properties in Pasadena, Texas, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999. Commission File No. 0-20554.

(10.42) Regulations of Vista Community Medical Center, L.L.C., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999. Commission File No. 0-20554.

(10.43) The Company's Year 2000 Stock Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company's Definitive Proxy Statement for its Annual Meeting dated August 9, 2000 and filed with the Commission on or about that date. Commission File No. 0-20554.

(10.44)* Separation Agreement and Consulting Agreement entered into by and among Dynacq International, Inc., Vista Health Care, Inc. and Glenn D. Rodriguez on or about November 28, 2000.

(21.0)*   Listing of subsidiaries of the Company, filed herewith.

(27.)*    Financial Data Schedule.

__________________________________

*    Filed herewith.