Form 10QSB
period 2000-11-30
DYNACQ INTERNATIONAL INC
filed 2001-01-16
CIK 890908

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-QSB
(Mark One)

(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2000

                                      or

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

     Title of Each Class                   Outstanding at  January  5, 2001
Common Stock, $0.001  par value                    6,898,037 shares

       Transitional Small Business Disclosure Format (check one)
        Yes ______          No X

PART I. - FINANCIAL INFORMATION
ITEM I. - FINANCIAL STATEMENTS

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                 NOVEMBER 30,            AUGUST 31,
                                                                                     2000                  2000
                                                                                -------------           -----------
                                                                                 (Unaudited)             (Audited)
CURRENT ASSETS:
   Cash and Cash Equivalents                                                       6,215,201             4,301,523
   Accounts  Receivable (Net of Allowance for                                     10,159,706             8,419,608
         Doubtful Accounts)
    Inventories                                                                      327,220               346,969
                                                                                  ----------            ----------
Total Current Assets                                                              16,702,127            13,068,100

FIXED ASSETS - NET                                                                 9,347,850             9,493,028
OTHER ASSETS - NET                                                                   610,753               485,113
                                                                                  ----------            ----------
TOTAL ASSETS                                                                      26,660,730            23,046,241
                                                                                  ==========            ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable                                                                 648,533             1,126,070
    Accrued Liabilities                                                              552,029               681,515
    Current Maturities of Long-Term Debt                                             205,457               297,522
    Income Taxes Payable                                                           4,765,138             3,380,306
    Deferred Income Taxes Payable                                                    170,000               145,000
                                                                                  ----------            ----------
TOTAL CURRENT LIABILITIES                                                          6,341,157             5,630,413

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                            408,472               387,965
DEFERRED INCOME TAXES  PAYABLE                                                       646,000               671,000
NEGATIVE  GOODWILL, NET                                                              549,683               549,683
MINORITY INTERESTS IN SUBSIDIARIES                                                 1,794,645             1,238,671

STOCKHOLDERS' EQUITY:
    Preferred Stock, $0.01 Par Value,
      5,000,000 Shares Authorized,
      None Issued or Outstanding
    Common Stock, $0.001 Par Value,
      300,000,000 Shares Authorized
      After 8 to 1 & 4 to 1 reverse stock split, & 100% stock
      dividend on 1/10/2000, 7,658,856  Shares Issued and
       Outstanding                                                                     7,659                 7,659
    Additional Paid In Capital                                                     4,338,917             4,309,813
    Retained Earnings                                                             13,764,703            11,392,583
Less Treasury Stock, 784,469 shares at cost                                       (1,190,506)           (1,141,546)
                                                                                  ----------            ----------
TOTAL STOCKHOLDERS' EQUITY                                                        16,920,773            14,568,509
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        26,660,730            23,046,241
                                                                                  ==========            ==========

                 DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS ENDED
                                  NOVEMBER 30
                                  (UNAUDITED)


                                                                                       2000                   1999
                                                                                   -----------            -----------
NET REVENUES (net of contractual adjustments)                                        8,904,528              5,243,612
COST OF SALE                                                                           179,348                125,677
                                                                                     ---------              ---------
    GROSS  PROFIT                                                                    8,725,180              5,117,935

LESS EXPENSES:
     Contract payments to physicians                                                   379,666                401,748
     Compensation and benefits                                                       1,076,754                959,571
     Medical supplies                                                                1,137,546                850,038
     Other general and administrative expense                                        1,452,740              1,013,302
     Depreciation and amortization                                                     195,520                236,113
     Rent and occupancy                                                                175,034                 80,951
     Provision for uncollectible accounts                                               17,438                      -
     Interest                                                                           17,061                 64,685
                                                                                     ---------              ---------
      Total Expenses                                                                 4,451,759              3,606,408
                                                                                     ---------              ---------
NET INCOME FROM OPERATIONS                                                           4,273,421              1,511,527

LESS PROVISION FOR INCOME TAXES                                                      1,345,328                525,647

NET INCOME BEFORE MINORITY INTERESTS                                                 2,928,093                985,880

MINORITY INTERESTS IN EARNINGS
OF SUBSIDIARIES                                                                       (555,974)              (116,668)

NET INCOME                                                                           2,372,119                869,212
BASIC EARNINGS PER COMMON SHARE:                                                         $0.35                  $0.13
                                                                                     =========              =========
 DILUTED EARNINGS PER COMMON SHARE:                                                      $0.33                  $0.13
                                                                                     ---------              ---------


WEIGHTED AVERAGE COMMON SHARES-BASIC                                                 6,865,064              6,519,222 (1)
WEIGHTED AVERAGE COMMON SHARES-DILUTED                                               7,159,350              6,684,836 (1)

Note:
(1) Common shares presented in the corresponding quarter of the previous year in computing the earnings per share are restated as if the 2 for 1 stock split effected in the form of a 100% stock dividend on January 10, 2000 has been retroactively applied for comparison purposes.

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED NOVEMBER 30
                                  (UNAUDITED)

                                                                  2000                    1999
                                                                ---------              ----------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net Income                                                      2,372,119                869,212
Add:  Items not requiring cash:
           Depreciation                                           195,520                236,113
           Deferred Income Taxes, Net                                   0                155,647
           Minority Interests                                     555,974                116,668

Adjustments to reconcile net income
to net cash provided by operating activities:
    (Increase) Decrease in Accounts Receivable                 (1,740,098)              (352,504)
    (Increase) Decrease in Inventory                               19,749                  3,403
    (Increase) Decrease in Other Current Assets                         0                (60,000)
    (Increase) Decrease in Other Assets                          (125,640)                 2,843
    Increase (Decrease) in Accounts Payable                      (477,537)              (836,706)
    Increase (Decrease) in Accrued Liabilities                   (129,486)               745,747
    Increase (Decrease) in Income Taxes Payable                 1,384,832                 41,576
                                                               ----------              ---------
Net Cash Provided by Operating Activities                       2,055,433                921,999

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchases of Fixed Assets                                     (50,341)              (428,542)
                                                               ----------              ---------
    Net Cash (Used) by Investing Activities                       (50,341)              (428,542)

CASH FLOW FROM FINANCING ACTIVITIES:
     Retirements of Long-Term Debt, Net                           (71,558)               (64,617)
     Repayment of Notes Payable                                         0               (250,000)
     Proceeds From Exercise of Option Shares                       29,104                266,566
     Acquisition of Treasury Stock , Net                          (48,960)                     0
                                                               ----------              ---------
     Net Cash (Used) by Financing Activities                      (91,414)               (48,051)
                                                               ----------              ---------
      Net Increase in Cash and Cash Equivalents                 1,913,678                445,406

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  4,301,523              1,163,535
                                                               ----------              ---------
CASH AND CASH EQUIVALENTS AT END OF THE QUARTER                 6,215,201              1,608,941
                                                               ==========              =========

                          DYNACQ INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2000
                                  (UNAUDITED)

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Dynacq International, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements at August 31, 2000. Operating results for the three months period ended November 30,2000 are not necessarily indicative of the results that may be expected for the year ending August 31, 2001.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
            COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2000
                  TO THE THREE MONTHS ENDED NOVEMBER 30, 1999

Consolidated net revenues after subtracting contractual adjustments with payors from gross revenues for the three months ended November 30, 2000 increased $3,660,916 or 70% from that for the corresponding previous quarter ended November 30, 1999. Notwithstanding this significant increase in consolidated net revenues, there were a number of significant increases and decreases in the component net revenue categories. For instance, net revenue attributable to Doctors Practice Management, Inc. ("DPMI") increased significantly by $199,087 or 40% from the corresponding previous quarter, primarily derived from increased management fee of physicians under management. Net revenue attributable to Vista operations significantly increased by $1,492,854 or 49% from the corresponding previous quarter due to increased in patient referral. Net revenue attributable to the Hospital significantly increased by $1,924,046 or 127% from the corresponding previous quarter. Net revenue attributable to infusion therapy increased $29,430 from the corresponding previous quarter due to slightly higher patient load. Net revenue attributable to the Company's new subsidiary, Vista Land and Equipment, L.L.C. ("VLE") increased by $15,149 which did not exist in the corresponding previous quarter.

Consolidated costs of sale for the three months ended November 30, 2000 increased $53,671 or 43% from that for the corresponding previous quarter ended November 30, 1999 was primarily attributable to the increased Vista operations.

Consolidated operating expenses for the three months ended November 30, 2000 increased $845,351 or 23% from that for the corresponding previous quarter ended November 30, 1999 primarily due to increase in activities of Vista and the Hospital. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:

(1) The increase in compensation and benefits of $117,183 or 12% was primarily attributable to the Hospital, Vista and DPMI operations due to the increase in their activities.

(2) The increase in medical supplies expense of $287,508 or 34% was primarily attributable to the Hospital and Vista operations due to the increase in their activities.

(3) The increase in other general and administrative expense of $439,438 or 43% was primarily attributable to the Hospital, Vista and DPMI operations due to the increase in their activities.

(4) The increase in rent and occupancy expense of $94,083 or 116% was primarily due to accrual of increased property taxes due to increase in improvements value.

Net Income increased $1,502,907 or 173% from $869,212 in the corresponding quarter of the previous fiscal year to $2,372,119 in the current quarter.

Basic Earnings per common share increased $0.22 per share or 169% from $0.13 per share in the corresponding quarter of the previous fiscal year to $0.35 per share in the current quarter.

Diluted Earnings per common share increased $0.20 per share or 154% from $0.13 per share in the corresponding quarter of the previous fiscal year to $0.33 per share in the current quarter.

                              FINANCIAL CONDITION
   COMPARISON OF THE BALANCE SHEET AT THREE MONTHS ENDED NOVEMBER 30, 2000
      TO THE AUDITED BALANCE SHEET AT FISCAL YEAR ENDED AUGUST 31, 2000.

Consolidated cash and cash equivalents for the three months ended November 30, 2000 increased $1,913,678 or 44% from that of the previous audited balance sheet ending August 31, 2000 was due to $2,055,433 provided by operating activities, $50,341 used by investing activities and $91,414 used by financing activities. Consolidated accounts receivable for the three months ended November 30, 2000 increased $1,740,098 or 21% from that of the previous audited balance sheet ended August 31, 2000.

Liquidity and  Capital Resources

Working Capital of $10,360,970 at November 30, 2000 increased $2,923,283 or 39% from working capital at August 31, 2000 primarily due to increases in cash and cash equivalents and accounts receivable, decreases in accounts payable, accrued liabilities and current maturities of long-term debt, and an increase in income taxes payable. At November 30, 2000, the Company maintained a liquid position evidenced by a current ratio of 2.63 to 1 and total debt to equity of 0.44 to 1.

Management believes that available cash funds and funds generated from operations will be sufficient for the Company to finance working capital requirements for the foreseeable future and to meet its payment obligations on its long-term indebtedness.

Segment and related information

The Company has five reportable segments (four in fiscal 1999): clinic and outpatient surgical center, emergency and inpatient surgical center, property and equipment holding, which was added in fiscal 2000, physician practice and infusion therapy. The clinic and outpatient surgical center segment provides outpatient surgical facilities, x-ray diagnostic services and laboratory testing. The emergency and inpatient surgical center segment is comprised of a forty-two bed hospital which provides a wide range of medical services including major surgical cases which require hospitalization. The property and equipment holding segment has acquired all of the fixed assets of the clinic and outpatient surgical center segment and the emergency and inpatient surgical center segment. The physician practice management segment provides office space and fee-based management services to physicians. The infusion therapy segment's business principally involves the administration of physician-prescribed nutrients, antibiotics or other medicines to cancer patients in their homes.

The Compny's reporting segments are business units that offer different services. They are managed separately because each business requires different technology, marketing strategies and performance evaluations.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended November 30.


                                                  Physician      Emergency and        Clinic and      Property and
                                   Infusion       Practice         Inpatient          Outpatient       Equipment
                                   Therapy       Management     Surgical Center     Surgical Center     Holding        Totals
                                   --------      ----------     ---------------     ---------------   ------------     ------
       2000
Revenues-external                  208,868         647,280          3,432,380         4,517,060            15,149       8,820,737
Intersegment revenues              285,000       3,784,988                  -                 -           403,500       4,473,488
Interest revenue                        44          45,775             11,890            31,607             4,423          93,739
Interest expense                    34,206               -                  -            10,247                 -          44,453
Depreciation and amort                   -          14,753                  -                 -           180,767         195,520
Income tax expense                  37,539         369,269            361,555           559,477            17,488       1,345,328
Segment assets                     180,370      11,638,223          6,354,522        11,803,395         9,354,229      39,330,739
Expenditures-segment                    -            4,347                  -                 -            45,994          50,341
Segment profit                      69,715         685,786          1,114,179         1,039,028            32,477       2,941,185

       1999
Revenues-external                  179,482         489,404          1,515,959         3,023,817                 -       5,208,662
Intersegment revenues              307,500       3,219,839                  -                 -                 -       3,527,339
Interest revenue                         -           4,564              4,265            31,996                 -          40,825
Interest expense                    44,365          37,099                  -            14,831                 -          96,295
Depreciation and amort             157,723          35,641                  -            42,749                 -         236,113
Income tax expense                  12,025         336,361             52,849           124,412                 -         525,647
Segment assets                   6,253,499       4,654,742          3,400,483         7,003,302                 -      21,312,026
Expenditures-segment             5,196,908               -                  -            76,871                 -       5,273,779
Segment profit                      11,683         652,937            110,445           241,504                 -       1,016,569

The following table provides a reconciliation of the reportable segments' revenues, profit, assets, and other significant items to the consolidated totals as of November 30 and for the three months ended November 30.

                                                  2000            1999
                                                  ----            ----
REVENUES:
---------
Total revenues for reportable segments          8,820,737       5,208,662
Interest income                                    93,739          40,825
Elimination of rent and other income               (9,948)         (5,875)
                                                ---------       ---------
Consolidated total revenues                     8,904,528       5,243,612

PROFIT:
-------
Total profit for reportable segments            2,941,185       1,016,569
Elimination of intersegment income                (13,092)        (30,689)
Elimination of minority interests                (555,974)       (116,668)
                                                ---------       ---------
Consolidated net income                         2,372,119         869,212

ASSETS:
-------
Total assets for reportable segments           39,330,739      21,312,026
Elimination of intercompany accounts
 and other                                    (12,670,009)     (4,755,421)
                                              -----------      ----------
Consolidated total assets                      26,660,730      16,556,605

OTHER SIGNIFICANT ITEMS:
------------------------
Interest expense                                   44,453          96,295
Elimination of intersegment expense               (27,392)        (31,610)
                                              -----------      ----------
Consolidated interest expense                      17,061          64,685

The Company's revenues and long-lived assets are derived and domiciled from a customer base solely in the United States.

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

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3. - DEFAULT UPON SENIOR SECURITIES

          None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5. - OTHER INFORMATION

          During October, 2000, an employee exercised 15,523 option common shares at $1.87 per share.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          None

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DYNACQ INTERNATIONAL, INC.



DATE:  January  14, 2001                BY: /s/ Philip Chan
                                        ------------------------------------
                                        Philip Chan
                                        Vice President-Finance/Treasurer and
                                        Chief Financial Officer