Form 10QSB
period 2001-02-28
DYNACQ INTERNATIONAL INC
filed 2001-04-16
CIK 890908

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2001

                                      or

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X. No ______.

                     APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dates.

Title of Each Class                          Outstanding at  April 2, 2001
Common Stock, $0.001 par value                14,201,054 shares

     Transitional Small Business Disclosure Format (check one)
Yes ______ No X

PART I. - FINANCIAL INFORMATION
ITEM I. - FINANCIAL STATEMENTS

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                       ASSETS                                 (Unaudited)                            (Audited)

                                                              FEBRUARY 28                            AUGUST 31
                                                                  2001                                  2000
                                                              -----------                            ---------
CURRENT ASSETS:
   Cash and Cash equivalents                                  $  7,091,100                          $ 4,301,523
   Receivables (Net of Allowance for Doubtful Accounts)       $ 11,562,278                          $ 8,419,608
   Inventory                                                  $    347,076                          $   346,969
                                                              ------------                          -----------
TOTAL CURRENT ASSETS                                          $ 19,000,454                          $13,068,100

FIXED ASSETS - NET                                            $  9,430,709                          $ 9,493,028
OTHER ASSETS - NET                                            $    928,437                          $   485,113
                                                              ------------                          -----------
TOTAL ASSETS                                                  $ 29,359,600                          $23,046,241
                                                              ============                          ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable                                          $    564,853                          $ 1,126,070
    Accrued Liabilities                                       $    535,953                          $   681,515
    Current Maturities of                                     $    313,106                          $   297,522
     Long-Term Debt
    Income Taxes Payable                                      $  4,284,197                          $ 3,380,306
    Deferred Income Taxes Payable                             $    205,000                          $   145,000
                                                              ------------                          -----------
TOTAL CURRENT LIABILITIES                                     $  5,903,109                          $ 5,630,413

LONG-TERM DEBT, NET OF  CURRENT MATURITIES                    $    227,416                          $   387,965
DEFERRED INCOME TAXES PAYABLE                                 $    611,000                          $   671,000
NEGATIVE GOODWILL - NET                                       $    549,683                          $   549,683
MINORITY INTERESTS IN SUBSIDIARIES                            $  2,413,955                          $ 1,238,671

STOCKHOLDERS' EQUITY:
    Preferred Stock, $0.01 Par Value,
      5,000,000 Shares Authorized,
      None Issued or Outstanding
    Common Stock, $0.001 Par Value,
      300,000,000 Shares Authorized
      After 8 to 1, 4 to 1 Reverse Stock Split & 100%
       Stock Dividend on 1/10/2000 and 3/12/2001
       15,570,634 Shares Issued and 14,201,054 Shares
       Outstanding                                            $     15,571                          $     7,659
    Additional Paid In Capital                                $  4,656,234                          $ 4,309,813
    Retained Earnings                                         $ 16,173,139                          $11,392,583
LESS TREASURY STOCK: 1,369,580 shares at cost                 $ (1,190,507)                         $(1,141,546)
                                                              ------------                          -----------
TOTAL STOCKHOLDERS' EQUITY                                    $ 19,654,437                          $14,568,509
                                                              ------------                          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 29,359,600                          $23,046,241
                                                              ============                          ===========

                                 Page 2 of 11

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                               2/28/2001       02/29/2000          02/28/2001       02/29/2000
                                              -----------     ------------        ------------      -----------
NET REVENUES (net of reserve
 for contractual adjustments)                 $ 9,787,411     $  5,804,327        $ 18,691,939      $11,060,039
COST OF SALE                                  $   348,718     $    223,803        $    528,066      $   349,480
                                              -----------     ------------        ------------      -----------
    GROSS PROFIT                              $ 9,438,693     $  5,580,524        $ 18,163,873      $10,710,559
                                              -----------     ------------        ------------      -----------
LESS EXPENSES:
    Contract payments to physicians           $   521,328     $    330,816        $    900,994      $   732,564
    Compensation and benefits                 $ 1,157,126     $    837,881        $  2,233,880      $ 1,797,452
     Medical supplies                         $ 1,707,154     $    695,584        $  2,844,700      $ 1,545,622
     Other general & administrative exp.      $ 1,264,219     $    873,081        $  2,716,959      $ 1,886,383
     Depreciation & amortization              $   204,929     $    216,350        $    400,449      $   452,463
     Rent and occupancy                       $   333,614     $    212,494        $    508,648      $   293,445
     Provision for uncollectible accounts     $    17,312     $     16,410        $     34,750      $    28,510
     Interest                                 $    15,212     $     22,332        $     32,273      $    87,017
                                              -----------     ------------        ------------      -----------
      Total Expenses                          $ 5,220,894     $  3,204,948        $  9,672,653      $ 6,823,456
                                              -----------     ------------        ------------      -----------
NET INCOME FROM OPERATIONS                    $ 4,217,799     $  2,375,576        $  8,491,220      $ 3,887,103
LESS PROVISION FOR INCOME TAXES               $ 1,182,270     $    827,939        $  2,527,598      $ 1,353,586
                                              -----------     ------------        ------------      -----------
NET INCOME BEFORE MINORITY INTERESTS          $ 3,035,529     $  1,547,637        $  5,963,622      $ 2,533,517

MINORITY INTERESTS IN
 EARNINGS OF SUBSIDIARIES                     $  (619,310)     $  (146,823)        $(1,175,284)      $ (263,491)
                                              -----------     ------------        ------------      -----------
NET INCOME                                    $ 2,416,219     $  1,400,814        $  4,788,338      $ 2,270,026
                                              ===========     ============        ============      ===========
NET INCOME (LOSS) PER COMMON SHARE:
BASIC EARNINGS (LOSS) PER SHARE                     $0.17            $0.10               $0.34            $0.17
DILUTED EARNINGS (LOSS) PER SHARE                   $0.17            $0.10               $0.34            $0.17

WEIGHTED AVERAGE COMMON SHARES-BASIC           13,922,314       13,519,766          13,922,314       13,519,766
WEIGHTED AVERAGE COMMON SHARES-DILUTED         14,196,162       13,519,766          14,196,162       13,519,766
                                                      (1)               (2)                 (1)              (2)
_______________
(1) AS ADJUSTED FOR 4 TO 1 REVERSE STOCK SPLIT EFFECTIVE 2/10/98 AND 100% STOCK DIVIDEND EFFECTIVE 1/10/2000 AND 3/12/2001.
(2) COMMON SHARES PRESENTED IN THE CORRESPONDING QUARTER OF THE PREVIOUS YEAR IN COMPUTING THE EARNINGS ARE RESTATED AS IF THE 2 FOR
    1 STOCK SPLIT EFFECTED IN THE FORM OF A 100% STOCK DIVIDEND ON JANUARY 10, 2000 AND MARCH 12, 2001 HAS BEEN RETROACTIVELY
    APPLIED FOR COMPARISON PURPOSES.

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED FEBRUARY 29
                                  (UNAUDITED)

                                                                 2001                                  2000
                                                             ------------                          ------------
RECONCILIATION OF NET INCOME TO NET CASH
USED BY OPERATING ACTIVITIES:
Net Income (Loss)                                             $  4,788,338                          $ 2,270,027

ADD: ITEMS NOT REQUIRING CASH
     Depreciation                                             $    400,449                          $   452,463
     Minority Interests                                       $  1,175,284                          $   212,491
     Deferred Income Taxes, Net                               $          -                          $   773,586

Adjustments to reconcile net income to net cash
 provided by operating activities:
    (Increase) Decrease in Accounts Receivable                $(3,142,670)                          $(1,145,920)
    (Increase) Decrease in Inventory                          $      (107)                          $    31,869
    (Increase) Decrease in Other Current Assets               $         -                           $  (150,000)
    Increase (Decrease) in Accounts Payable                   $  (561,217)                          $  (922,338)
    Increase (Decrease) in Accrued Liabilities                $  (145,562)                          $  (215,392)
    Increase (Decrease) in Income Taxes Payable               $    903,891                          $   (32,276)
                                                              ------------                          -----------
Net Cash Provided by Operating Activities                     $  3,418,406                          $ 1,274,510
                                                              ------------                          -----------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of Fixed Assets                                  $   (338,130)                         $  (571,645)
    Increase of Other Assets                                  $   (443,324)                         $     6,962
                                                              ------------                          -----------
    Net Cash (Used) by Investing Activities                   $   (781,454)                         $  (564,683)
                                                              ------------                          -----------
CASH FLOW FROM FINANCING ACTIVITIES:
    Retirements of Long-Term Debt, Net                        $   (144,965)                         $   (40,903)
    Issuance of Common Stock                                  $    346,551                          $   412,004
    Acquisition of Treasury Stock, Net                        $    (48,961)                         $   (35,000)
                                                              ------------                          -----------
     Net Cash Provided by Financing Activities                $    152,625                          $   336,101
                                                              ------------                          -----------
     Net Increase in Cash and Cash Equivalents                $  2,789,577                          $ 1,045,928

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                $  4,301,523                          $ 1,163,535
                                                              ------------                          -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                $  7,091,100                          $ 2,209,463
                                                              ============                          ===========

                          DYNACQ INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 2001
                                  (UNAUDITED)

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Dynacq International, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements at August 31, 2000. Operating results for the six months period ended February 28, 2001 are not necessarily indicative of the results that may be expected for the year ending August 31, 2001.


Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
            COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2001
                 TO THE THREE MONTHS ENDED FEBRUARY 29, 2000.

Consolidated net revenues after subtracting contractual adjustments with payers from gross revenues for the three months ended February 28, 2001 increased $3,983,084 or 69% from that for the corresponding previous quarter ended February 29, 2000. Notwithstanding this significant increase in consolidated net revenues, there were a number of significant increases and decreases in the component net revenue categories. For instance, while Doctor's Practice Management, Inc. ("DPMI") generated $486,107 net revenues in the corresponding period of the previous fiscal year, it generated $579,776 net revenues in the current period, an increase of $93,669 or 19%. Net revenue attributable to home infusion therapy operations in the current period decreased $225,952 or 65 % compared to the corresponding period of the previous fiscal year due to lower patient load. Interest revenue increased $36,763 and net revenue attributable to Vista operations increased $68,151 or 2% from that of the prior fiscal year due to more patient referrals. Net revenue attributable to the Hospital increased $4,010,063 or 510% in the current period due to more surgical cases.

Consolidated costs of sale for the three months ended February 28, 2001 increased $124,915 or 56% from that for the corresponding previous quarter ended February 29, 2000, and was primarily attributable to the increased Vista operations.

Consolidated operating expenses for the three months ended February 28, 2001 increased $2,015,946 or 63% from that for the corresponding previous quarter ended February 29, 2000 primarily due to increase in activities of Vista and the Hospital. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:

(1) Contract payments to physicians increased $190,512 or 58%, of which $72,837 was attributable to the Hospital due to increase in activities, and $117,675 of the increase was due to higher patient load treated by physicians under management by DPMI.
(2) Compensation and benefits expenses increased $319,245 or 38%, of which $63,527 was attributable to Vista as a result of increase in activities, and $77,390 was attributable to DPMI, which has employed personnel for accounting, billings and collection, and the remaining increase of $178,325 was attributable to the Hospital due to increase in activities.
(3) The increase in medical supplies expense of $1,011,570 or 145% was primarily attributable to the Hospital due to increase in activities.
(4) The increase in other general and administrative expense of $391,138 or 45% was primarily attributable to the increase in management and consulting fee paid to outside management company for overall operation improvement and enhancement in the current quarter.
(5) The increase in rent and occupancy expenses of $121,120 or 57% was primarily incurred by the Hospital due to increase in activities.

Net Income increased $1,015,405 or 72% from $1,400,814 in the corresponding period of the previous fiscal year to $2,416,219 in the current period.

Basic and Diluted Earnings per common share increased $0.07 per share or 70% from $0.10 per share in the corresponding period of the previous fiscal year to $0.17 per share in the current period.

             COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2001
                  TO THE SIX MONTHS ENDED FEBRUARY 29, 2000.

Consolidated net revenues after deducting reserve for uncollectible contractual adjustment for the six months ended February 28, 2001 increased $7,631,900 or 69% from that for the corresponding period ended February 29, 2000 of the previous fiscal year. Notwithstanding this significant increase in consolidated net revenues, there were a number of significant increases and decreases in the component net revenue categories. For instance, while DPMI generated $975,511 net revenues in the corresponding previous period of fiscal 2000, it generated $1,227,055 net revenues in the current period, an increase of $251,544 or 26% primarily due to more patients load treated by the physicians under management. Net revenue attributable to home infusion therapy operations decreased $196,566 in the current period compared to the corresponding period of the previous fiscal year due to lower patient load. Interest revenue increased $83,060 in the current period. Net revenues attributable to Vista operations increased $1,567,313 or 22% in the current period from that of the prior year due to more patient referrals. Net revenue attributable to the Hospital increased $5,926,481 or 257% in the current period due to more surgical cases.

Consolidated costs of sale for the six months ended February 28, 2001 increased $178,586 or 51% from that for the corresponding period ended February 29, 2000 of the previous fiscal year, primarily attributable to the Hospital, which has increased activities in the current period.

Consolidated operating expenses for the six months ended February 28, 2001 increased $2,849,197 or 42% from that for the corresponding period ended February 29, 2000 of the previous fiscal year. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:

(1) Contract payments to physicians increased $168,430 or 23%, of which $125,365 was attributable to the Hospital due to increase in activities, and $40,120 or 6% of the increase was due to higher patient load treated by the physicians under management.

(2) Compensation and benefits expense increased $436,428 or 24%, of which $88,922 was attributable to Vista due to increase in activities, $155,998 was attributable to DPMI, which has employed personnel for accounting, billings and collections, and the remaining balance of the increase of $191,500 was attributable to the Hospital, which has increased activities in the current period.
(3) The increase in medical supplies of $1,299,078 or 84% was primarily attributable to the Hospital due to increase in activities.
(4) Other general and administrative expense increased $830,576 or 44%, of which $459,540 was attributable to the increase in management and consulting fee paid to outside management company for overall operation improvement and enhancement in the current period. $53,330 of the increase was attributable to DPMI due to increase in management activities associated with the Hospital. $127,200 and $117,400 of the increase was attributable to DPMI and Vista, respectively, due to increase in Texas corporation franchise tax. $73,100 of the increase was attributable to the Hospital due to increase in activities.
(5) The increase in rent and occupancy expense of $215,203 or 73% was primarily incurred by the Hospital due to increase in activities.

Net Income increased $2,518,312 or 111% from $2,270,026 in the corresponding period of the previous fiscal year to $4,788,338 in the current period.

Basic and Diluted Earnings per common share increased $0.17 per share or 100% from $0.17 per share in the corresponding period of the previous fiscal year to $0.34 per share in the current period.


                              FINANCIAL CONDITION
   COMPARISON OF THE BALANCE SHEETS AT SIX MONTHS ENDED FEBRUARY 28, 2001 TO
        THE AUDITED BALANCE SHEET AT FISCAL YEAR ENDED AUGUST 31, 2000.

Consolidated cash and cash equivalents for the six months ended February 28, 2001 increased $2,789,577 or 65% from that of the previous audited balance sheet ending August 31, 2000 due to $3,418,406 provided by operating activities, $781,454 used by investing activities and $152,625 provided by financing activities. Consolidated accounts receivable net of allowance for doubtful accounts for the six months ended February 28, 2001 increased $3,142,670 or 37% from that of the previous audited balance sheet ended August 31, 2000. Consolidated accounts payable and accrued liabilities for the six months ended February 28, 2001 decreased $706,779 or 39 % from that of the previous audited balance sheet ended August 31, 2000 due to repayment of payables.

Liquidity and Capital Resources

The Company maintained sufficient liquidity in fiscal 2001 and 2000 to meet its business needs. The Company had working capital of $13,097,345 at February 28, 2001 which increased $5,659,658 or 76% from working capital at August 31, 2000 primarily due to increase in cash and cash equivalents and accounts receivable, decreases in accounts payable and accrued liabilities and an increase in income taxes payable. At February 28, 2001, the Company maintained a liquid position evidenced by a current ratio of 3.22 to 1 and total debt to equity of 0.49 to
1.  The Company expects to have positive cash flow from operations for fiscal
2001.

The Company is actively targeting opportunities to expand in the outpatient surgical clinic markets by acquisition of existing facilities or the construction of new facilities. The Company believes it has the ability to borrow funds if necessary to meet its capital needs. However, there can be no assurance that the Company will have sufficient funds available to meet all of its capital needs.

Segment and related information

The Company has five reportable segments (four in fiscal 1999): clinic and outpatient surgical center, emergency and inpatient surgical center, property and equipment holding, which was added in fiscal 2000, physician practice and infusion therapy. The clinic and outpatient surgical center segment provides outpatient surgical facilities, x-ray diagnostic services and laboratory testing. The emergency and inpatient surgical center segment is comprised of a forty-two bed hospital which provides a wide range of medical services including major surgical cases which require hospitalization. The property and equipment holding segment has acquired all of the fixed assets of the clinic and outpatient surgical center segment and the emergency and inpatient surgical center segment. The physician practice management segment provides office space and fee-based management services to physicians. The infusion therapy segment's business principally involve the administration of physician-prescribed nutrients, antibiotics or other medicines to cancer patients in their homes.

The Company's reporting segments are business units that offer different services. They are managed separately because each business requires different technology, marketing strategies and performance evaluations.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended February 28, 2001 and February 29, 2000, respectively:


                                     Physician     Emergency &     Clinic &     Property &
                                     Practice       Inpatient     Outpatient    Equipment
                          Therapy   Management  Surgical Center  Surgical Ctr    Holding       Total
                          -------   -----------------------------------------   ----------   ---------
2001
Revenues-external         120,400       579,776       4,796,016     4,188,377       19,000   9,703,569
Intersegment revenues     334,762     4,055,608               0             0      383,260   4,773,630
Interest revenue                0        40,742          27,549        38,652        2,547     109,490
Interest expense           32,420             0               0         9,071            0      41,491
Depreciation & amort            0        14,793               0             0      190,136     204,929
Income tax expense         23,723       414,663         423,589       317,714        2,581   1,182,270
Segment assets            586,323     8,125,708       5,295,297     5,839,630   14,012,376  33,859,334
Expenditures-segment            0           840               0             0      286,949     287,789
Segment profit             46,050       846,874       2,320,414       663,755        5,010   3,882,103

2000
Revenues-external         346,352       486,107         785,953     4,120,226       15,000   5,753,638
Intersegment revenues     346,322     2,945,607               0             0      237,964   3,529,893
Interest revenue                1         5,578          66,965        34,469            0     107,013
Interest expense           39,312             0               0        13,610            0      52,922
Depreciation & amort       35,828        13,947               0        38,754      127,821     216,350
Income tax expense         22,265       311,496               0       491,860        2,318     827,939
Segment assets            184,399     1,648,094       1,671,495     4,545,914   12,193,000  20,242,902
Expenditure-segment             0             0               0             0            0           0
Segment profit             43,220       638,582          43,948     1,066,765        4,500   1,797,015

Summmarized financial information concerning the Company's reportable segments is shown in the following table for six months ended February 28, 2001 and February 29, 2000, respectively:


                                      Physician    Emergency &      Clinic &     Property &
                           Infusion    Practice     Inpatient      Outpatient    Equipment
                           Therapy    Management  Surgical Ctr.   Surgical Ctr.   Holding       Total
                           --------   ----------  -------------   -------------  ----------  -----------
2001
Revenues-external           329,268    1,227,055      8,228,393       8,723,516     34,149    18,542,381
Intersegment revenues       579,250    7,840,595              0               0    744,659     9,164,504
Interest revenue                 44       86,517         39,439          70,259      6,970       203,229
Interest expense             66,626            0              0          19,318          0        85,944
Depreciation & amort              0       29,546              0               0    370,903       400,449
Income tax expense           46,415      843,273        829,474         803,181      5,255     2,527,598
Segment assets              586,323    8,125,708      5,295,297       5,839,630 14,012,376    33,859,334
Expenditures-segment              0        5,187              0               0    332,943       338,130
Segment profit               90,100    1,780,310      3,796,148       1,702,783     10,200     7,379,541

2000
Revenues-external           525,834      975,511      2,301,912       7,156,143     15,000    10,974,400
Intersegment revenues       695,614    6,165,446              0               0    244,904     7,105,964
Interest revenue                  1       10,142         71,230          66,465          0       147,838
Interest expense             83,677       37,099              0          28,441          0       149,217
Depreciation & amort        193,551       49,588              0          81,503    127,821       452,463
Income tax expense           44,535      647,857         36,746         619,770      4,678     1,353,586
Segment assets              184,399    1,648,094      1,671,495       4,545,914 12,193,000    20,242,902
Expenditures-segment              0            0              0               0    571,645       571,645
Segment profit               86,450    1,291,519        154,393       1,308,269      9,080     2,849,711

The following tables provides a reconciliation of the reportable segment's revenues, profit, assets, and other significant items to the consolidated totals as of February 28, 2001 and February 29, 2000, and for three months and six months ended February 28, 2001 and February 29, 2000, respectively:


                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                           2/28/2001    2/29/2000     2/28/2001      2/29/2000
                                           ---------    ---------     ---------      ---------
REVENUES:
---------
Revenues for reportable segments           9,703,569     5,753,638    18,542,381     10,974,400
Interest Income                              109,490       107,013       203,229        147,838
Elimination of interest income               (25,648)      (56,324)      (53,671)       (62,199)
                                          ----------    ----------    ----------     ----------
Consolidated total revenues                9,787,411     5,804,327    18,691,939     11,060,039

PROFIT:
-------
Total profit for reportable segments       3,882,103     1,797,015     7,379,541      2,849,711
Elimination of intersegment income          (846,574)     (249,378)   (1,415,919)      (316,194)
Elimination of minority interests           (619,310)     (146,823)   (1,175,284)      (263,491)
                                          ----------    ----------    ----------     ----------
Consolidated net income                    2,416,219     1,400,814     4,788,338      2,270,026

                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                           2/28/2001     2/29/2000     2/28/2001     2/29/2000
                                          ----------    ----------    ----------    ----------
ASSETS:
-------
Total assets for reportable segments      33,859,334    20,242,902    33,859,334    20,242,902
Elimination of intercompany accounts
 & other                                  (4,499,734)   (2,308,191)   (4,499,734)   (2,308,191)
                                          ----------    ----------    ----------    ----------
Consolidated total assets                 29,359,600    17,934,711    29,359,600    17,934,711

OTHER SIGNIFICANT ITEMS:
------------------------
Interest expense                              41,491        52,922        85,944       149,217
Elimination of intersegment expense          (26,279)      (30,590)      (53,671)      (62,200)
                                          ----------    ----------    ----------    ----------
Consolidated interest expense                 15,212        22,332        32,273        87,017

The Company's revenues & long-lived assets are derived and domiciled from a customer base solely in the United States.

Inflation. Inflation has not significantly impacted the Company's financial position or operations.

The Company expects the operations of the Hospital to have a material effect on the Company's consolidated operating results. While the Company believes the operating results of the Hospital will be successful in the long-term, it can provide no such assurance at this time to its shareholders. In the short-term, expected operating results from the Hospital could be negatively impacted by unforeseen problems including staffing and equipment, low patient utilization (particularly in the earlier years), licensing or regulatory delays or other problems, which could have a material adverse effect on the Company's liquidity and capital resources. In the long-term, the skill and experience of the Hospital's management team and competition will play critical roles.

PART II.
ITEM 1. - LEGAL PROCEEDINGS
          The Company is not a party to any material litigation.

ITEM 2. - CHANGES IN SECURITIES
          None

ITEM 3. - DEFAULT UPON SENIOR SECURITIES
          None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5. - OTHER INFORMATION
          None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
          Form 8-K dated March 12, 2001 filed with the SEC on March 19, 2001 is incorporated herein by reference.
          Form 8-K dated March 22, 2001 filed with the SEC on April 5, 2001 is incorporated herein by reference.

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


                                      DYNACQ INTERNATIONAL, INC.



DATE:  April 16, 2001                 BY: /s/ Philip Chan
                                          Philip Chan
                                          VP-Finance/Treasurer &
                                           Chief Financial Officer