Form 10QSB
period 2001-05-31
DYNACQ INTERNATIONAL INC
filed 2001-07-16
CIK 890908

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-QSB
(Mark One)

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2001

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

Title of Each Class                              Outstanding at July 6, 2001
Common Stock, $0.001 par value                   14,387,486 shares

          Transitional Small Business Disclosure Format (check one)
          Yes ______          No X

PART I. - FINANCIAL INFORMATION
ITEM I. - FINANCIAL STATEMENTS

                                                                              DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                                                                                       CONSOLIDATED BALANCE SHEETS
                                                                                      (Unaudited)               (Audited)
                                          ASSETS
                                                                                        MAY 31                  AUGUST 31
                                                                                         2001                     2000
                                                                                      ------------             ------------
CURRENT ASSETS:
 Cash and Cash equivalents                                                            $  5,871,357             $  4,301,523
 Receivables (Net of Allowance for Doubtful Accounts)                                 $ 15,541,435             $  8,419,608
 Inventory                                                                            $    372,479             $  $ 346,969
                                                                                      ------------             ------------
TOTAL CURRENT ASSETS                                                                  $ 21,785,271             $ 13,068,100

FIXED ASSETS, NET                                                                     $ 10,074,404             $  9,493,028
OTHER ASSETS, NET                                                                     $  1,112,854             $    485,113
                                                                                      ------------             ------------
TOTAL ASSETS                                                                          $ 32,972,529             $ 23,046,241
                                                                                      ============             ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts Payable                                                                     $    306,839             $  1,126,070
 Accrued Liabilities                                                                  $    869,923             $    681,515
 Current Maturities of Long-Term Debt                                                 $    297,302             $    297,522
 Income Taxes Payable                                                                 $  3,998,757             $  3,380,306
 Deferred Income Taxes Payable                                                        $    145,000             $    145,000
                                                                                      ------------             ------------
TOTAL CURRENT LIABILITIES                                                             $  5,617,821             $  5,630,413

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                             $    167,915             $    387,965
DEFERRED INCOME TAXES PAYABLE                                                         $    671,000             $    671,000
NEGATIVE GOODWILL, NET                                                                $     27,572             $    549,683
MINORITY INTERESTS IN SUBSIDIARIES                                                    $  3,201,938             $  1,238,671

STOCKHOLDERS' EQUITY:
 Preferred Stock, $0.01 Par Value, 5,000,000 Shares Authorized,
  None Issued or Outstanding
 Commom Stock, $0.001 Par Value, 300,000,000 Shares Authorized,
  after 8 to 1 and 4 to 1 Reverse Stock Splits & 100% Stock
  Dividends on 1/10/2000 and 3/12/2001, 15,749,374 Shares Issued
  and 14,387,486 Shares Outstanding                                                   $     15,749             $      7,659
 Additional Paid In Capital                                                           $  5,505,593             $  4,309,813
 Retained Earnings                                                                    $ 18,955,448             $ 11,392,583
Less Treasury Stock: 1,369,580 shares at cost                                         $ (1,190,507)            $ (1,141,546)
                                                                                      ------------             ------------
TOTAL STOCKHOLDERS' EQUITY                                                            $ 23,286,283             $ 14,568,509
                                                                                      ------------             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 32,972,529             $ 23,046,241
                                                                                      ============             ============

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               5/31/2001     5/31/2000     5/31/2001         5/31/2000
                                                             ------------   -----------   ------------      ------------
NET REVENUES (net of contractual adjustments)                $ 12,778,986   $ 7,511,366   $ 31,470,925      $ 18,571,405
COST OF SALE                                                 $    309,959   $   185,200   $    838,025      $    534,680
                                                             ------------   -----------   ------------      ------------
    GROSS  PROFIT                                            $ 12,469,027   $ 7,326,166   $ 30,632,900      $ 18,036,725
                                                             ------------   -----------   ------------      ------------
LESS EXPENSES:
    Contract payments to physicians                          $    636,496   $   385,549   $  1,537,490      $  1,118,113
    Compensation and benefits                                $  1,673,649   $   990,821   $  3,907,529      $  2,788,273
    Medical supplies                                         $  2,872,510   $ 1,140,974   $  5,717,210      $  2,686,596
    Other general & administrative expenses                  $  1,456,746   $ 1,405,013   $  4,173,705      $  3,291,396
    Depreciation & amortization                              $    232,545   $   206,058   $    632,994      $    658,521
    Rent and occupancy                                       $    383,482   $   264,159   $    892,130      $    557,604
    Provision for uncollectible accounts                     $     59,796   $    18,407   $     94,546      $     46,917
    Interest                                                 $     15,012   $    20,620   $     47,285      $    107,637
                                                             ------------   -----------   ------------      ------------
    Total Expenses                                           $  7,330,236   $ 4,431,601   $ 17,002,889      $ 11,255,057
                                                             ------------   -----------   ------------      ------------
NET INCOME FROM OPERATIONS                                   $  5,138,791   $ 2,894,565   $ 13,630,011      $  6,781,668
LESS PROVISION FOR INCOME TAXES                              $  1,422,640   $   857,773   $  3,950,238      $  2,211,359
                                                             ------------   -----------   ------------      ------------
NET INCOME BEFORE MINORITY INTERESTS                         $  3,716,151   $ 2,036,792   $  9,679,773      $  4,570,309

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARIES               $   (933,534)  $  (226,847)  $ (2,108,818)     $   (490,338)
                                                             ------------   -----------   ------------      ------------
NET INCOME                                                   $  2,782,617   $ 1,809,945   $  7,570,955      $  4,079,971
                                                             ============   ===========   ============      ============

BASIC EARNINGS PER COMMON SHARE                              $       0.20   $      0.13   $       0.53      $       0.30
DILUTED EARNINGS PER COMMON SHARE                            $       0.19   $      0.13   $       0.53      $       0.30

WEIGHTED AVERAGE COMMON SHARES-BASIC                           14,256,832    13,741,888     14,256,832        13,741,888
WEIGHTED AVERAGE COMMON SHARES-DILUTED                         14,406,918    13,801,608     14,406,918        13,801,608
                                                                (1)           (2)             (1)               (2)

(1) AS ADJUSTED 100% STOCK DIVIDEND EFFECTIVE 3/12/2001.

(2) COMMON SHARES PRESENTED IN THE CORRESPONDING QUARTER OF THE PREVIOUS YEAR IN COMPUTING THE EARNINGS PER SHARE ARE RESTATED AS IF THE 2 FOR 1 STOCK SPLIT EFFECTED IN THE FORM OF A 100% STOCK DIVIDEND ON JANUARY 10, 2000 & MARCH 12, 2001 HAD BEEN RETROACTIVELY APPLIED FOR COMPARISON PURPOSES.


                                                                              DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                                                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                   FOR THE NINE MONTHS ENDED MAY 31
                                                                                              (UNAUDITED)
                                                                                     2001                       2000
                                                                                 -------------             -------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net Income                                                                       $   7,570,955             $   4,079,971
ADD:  ITEMS NOT REQUIRING CASH:
            Depreciation                                                         $     632,994             $     658,521
            Minority Interests                                                   $   2,058,818             $     212,606
            Deferred Income Taxes, Net                                           $           -             $     908,358

Adjustments to reconcile net income to net cash provided by operating activities:
    (Increase) Decrease in Accounts Receivable                                   $  (7,121,827)               (2,127,843)
    (Increase) Decrease in Inventory                                             $     (25,510)            $      31,869
    (Increase) Decrease in Other Current Assets                                  $           -             $      (4,615)
    Increase (Decrease) in Accounts Payable                                      $    (819,231)            $    (646,911)
    Increase (Decrease) in Accrued Liabilities                                   $     188,408             $     192,630
    Increase (Decrease) in Income Taxes Payable                                  $     618,451             $     (12,787)
                                                                                 -------------             -------------
Net Cash Provided by Operating  Activities                                       $   3,103,058             $   3,291,799
                                                                                 -------------             -------------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of Goodwill                                                         $    (522,331)            $           -
    Purchase of Fixed Assets                                                     $  (1,214,370)            $    (617,354)
    (Decrease) Increase of Other Assets                                          $    (627,741)            $      15,698
    (Increase)/Decrease in Notes Receivables                                     $           -             $    (253,629)
                                                                                 -------------             -------------
    Net Cash (Used) by Investing Activities                                      $  (2,364,442)            $    (855,285)
                                                                                 -------------             -------------
CASH FLOW FROM FINANCING ACTIVITIES:
    (Retirement) of Notes Payable                                                $           -             $    (250,000)
    Retirements of Long -Term Debt, Net                                          $    (220,050)            $    (198,902)
    Issuance of Common Stock                                                     $   1,195,780             $     527,004
    Acquisition of Treasury Stock, Net                                           $     (48,961)            $    (401,721)
    Acquisition of Minority Interests                                            $     (95,551)                        -
                                                                                 -------------             -------------
    Net Cash Provided/(Used) by Financing Activities                             $     831,218             $    (323,619)
                                                                                 -------------             -------------
    Net Increase in Cash and Cash Equivalents                                    $   1,569,834             $   2,112,895

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   $   4,301,523             $   1,163,535
                                                                                 -------------             -------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                   $   5,871,357             $   3,276,430
                                                                                 =============             =============

                          DYNACQ INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 2001
                                  (UNAUDITED)

NOTE 1. - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared by Dynacq International, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements at August 31, 2000. Operating results for the nine months period ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ending August 31, 2001.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
          COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2001
          TO THE THREE MONTHS ENDED MAY 31, 2000

Consolidated net revenues after deducting reserve for uncollectible contractual adjustments with payers from gross revenues for the three months ended May 31, 2001 increased $5,267,620 or 70% from that for the corresponding previous period ended May 31, 2000. Notwithstanding this significant increase in consolidated net revenues, there were a number of significant increases and decreases in the component net revenue categories. For instance, while Doctor's Practice Management, Inc. ("DPMI") generated $731,777 net revenues in the corresponding period of the previous fiscal year, it generated $606,836 net revenues in the current period, a decrease of $124,941 or 17%, which included $7,614 bad debt recovery from a physician that has been previously written off, and the balance of the decrease of $132,555 was primarily attributable to less patient load treated by the physicians under management. Net revenue attributable to home infusion therapy operations in the current period decreased $100,257 or 30% compared to the corresponding period of the previous fiscal year due to lower patient load. Net revenue attributable to Vista operations increased $527,431 or 14% from that of the prior fiscal year due to more patient referrals. Net revenue attributable to the Hospital increased $4,462,813 or 168% in the current period due to higher patient load. Vista Surgical Center West L.L.C. "Vista West", the company's wholly owned subsidiary that did not commence business until March of 2001 generated net revenue of $439,935. Interest revenue increased by $53,132 in the current period.

Consolidated costs of sale for the three months ended May 31, 2001 increased $124,759 or 67% from that for the corresponding previous period ended May 31, 2000, was primarily attributable to the Hospital due to higher patient load..

Consolidated operating expenses for the three months ended May 31, 2001 increased $2,898,635 or 65% from that for the corresponding previous period ended May 31, 2000 primarily due to increase in the activities of Vista and the Hospital. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:
(1) The increase in contract payments to physicians of $250,947 or 65% was primarily incurred by the Hospital.

(2) The increase in compensation and benefits expenses of $682,828 or 69%, of which $439,840 was primarily attributable to the Hospital due to higher patient load, $149,289 of the increase was attributable to DPMI, which has employed personnel for accounting, billings and collections, $64,809 of the increase was incurred by Vista due to increase in activities, $28,890 of the increase was attributable to Vista West, which did not commence business until March of 2001.

(3) The increase in medical supplies expense of $1,731,536 or 152%, was primarily attributable to the Hospital due to increase in patient load.

(4) The increase in depreciation and amortization expense of $26,487 or 13%, was primarily attributable to the purchase of fixed assets for the Hospital

(5) The increase in rent and occupancy expenses of $119,323 or 45% was primarily incurred by the Hospital.

Net Income increased $972,672 or 54% from $1,809,945 in the corresponding period of the previous fiscal year to $2,782,617 in the current period.

Basic Earnings per share increased $0.07 per share or 54 % from $0.13 per share in the corresponding period of the previous fiscal year to $0.20 per share in the current period.

Diluted Earnings per share increased $0.06 per share or 46 % from $0.13 per share in the corresponding period of the previous fiscal year to $0.19 per share in the current period.

               COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2001
               TO THE NINE MONTHS ENDED MAY 31, 2000.

Consolidated net revenues after deducting reserve for uncollectible contractual adjustments with payers from gross revenues for the nine months ended May 31, 2001 increased $12,899,520 or 69% from that for the corresponding period ended May 31, 2000 of the previous fiscal year. Notwithstanding this significant increase in consolidated net revenues, there were a number of significant increases and decreases in the component net revenue categories. For instance, while DPMI generated $1,560,749 net revenues in the corresponding previous period of fiscal 2000, it generated $1,833,891 net revenues in the current period, an increase of $273,142 or 18%, which included $45,683 bad debt recovery from a physician that has been previously written off, and the balance of the increase of $227,459 was primarily attributable to more patients load treated by the physicians under management. Net revenue attributable to home infusion therapy operations decreased $443,361 or 44% in the current period compared to the corresponding period of the previous fiscal year due to lower patient load. Net revenues attributable to Vista operations increased $2,032,605 or 19% from that of the prior year due to more patient referrals. Net revenue attributable to the Hospital increased $10,389,294 or 209% in the current period due to higher patient load. Vista Surgical Center West, L.L.C., "Vista West", the company's wholly owned subsidiary which did not commence business until March of 2001 generated $439,935 net revenue in the current period. Interest revenue increased by $170,722 in the current period.

Consolidated costs of sale for the nine months ended May 31, 2001 increased $303,345 or 57% from that for the corresponding period ended May 31, 2000 of the previous fiscal year was primarily incurred by the Hospital due to higher patient load.

Consolidated operating expenses for the nine months ended May 31, 2001 increased $5,747,832 or 51% from that for the corresponding period ended May 31, 2000 of the previous fiscal year. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:

(1)The increase in contract payments to physicians of $419,377 or 38%, was primarily attributable to the Hospital due to higher patient load.

(2)The increase in compensation and benefits expense of $1,119,256 or 40%, of which $153,731 was attributable to Vista due to increase in activities, $305,230 was attributable to DPMI, which has employed additional personnel for accounting, billings and collections, $28,712 of the increase was attributable to Vista West, which did not commence business until March of 2001, and the remaining balance of the increase of $631,405 was attributable to the Hospital due to higher patient load.

(3)The increase in medical supplies of $3,030,614 or 113% was primarily attributable to the Hospital due to increase in patient load.

(4)The increase in other general and administrative expense of $882,309 or 27% was primarily attributable to the increase in management and consulting fee paid to outside management company for overall operation improvement and enhancement in the current period.

(5)The increase in rent and occupancy expense of $334,526 or 60% was primarily incurred by the Hospital.

Net Income increased $3,490,984 or 86% from $4,079,971 in the corresponding period of the previous fiscal year to $7,570,955 in the current period.

Basic and Diluted Earnings per share increased $0.23 per share or 77% from $0.30 per share in the corresponding period of the previous fiscal year to $0.53 per share in the current period.

                       FINANCIAL CONDITION
COMPARISON OF THE BALANCE SHEETS AT NINE MONTHS ENDED MAY 31, 2001 TO THE AUDITED BALANCE SHEET AT FISCAL YEAR ENDED AUGUST 31, 2000.

Consolidated cash for the nine months ended May 31, 2001 increased $1,569,834 or 36% from that of the previous audited balance sheet ending August 31, 2000 due to $3,103,058 provided by operating activities, $2,364,442 used by investing activities and $831,218 provided by financing activities. Consolidated accounts receivable net of allowance for doubtful accounts for the nine months ended May 31, 2001 increased $7,121,827 or 85% from that of the previous audited balance sheet ended August 31, 2000. Consolidated notes receivable increased $627,741 or 129% from that of the previous audited balance sheet ended August 31, 2000. Consolidated accounts payable and accrued liabilities for the nine months ended May 31, 2001 decreased $630,823 or 35 % from that of the previous audited balance sheet ended August 31, 2000 due to repayment of payable.

Liquidity and Capital Resources

The Company maintained sufficient liquidity in fiscal 2001 and 2000 to meet its business needs. The Company had working capital of $16,167,450 at May 31, 2001 which increased $8,729,763 or 117% from working capital at August 31, 2000 primarily due to increase in cash, accounts receivable, and reduction in accounts payable. At May 31, 2001, the Company maintained a liquid position evidenced by a current ratio of 3.88 to 1 and total debt to equity of 0.28 to 1. The Company expects to have positive cash flow from operations for fiscal 2001.

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

Segment and Related Information

The Company adopted Statement of Financial Accounting Standards No.131 in fiscal year ended August 31, 1999. The Company has five reportable segments: infusion therapy, physician practice management, emergency and inpatient surgical center, clinic and outpatient surgical center and assets holding. The infusion therapy segment's business principally involves the administration of physician-prescribed nutrients, antibiotics or other medicines to cancer patients in their homes. The physician practice management segment provides office space and fee-based management services to physicians. The emergency and inpatient surgical center segment is comprised of a forty-two bed hospital which provides a wide range of medical services including major surgical cases which require hospitalization. The clinic and outpatient surgical center segment provides outpatient surgical facilities, X-ray diagnostics services and full service laboratory testing. The assets holding segment has acquired all the fixed assets of the emergency and inpatient surgical center segment and the clinic and outpatient surgical center segment and lease back to its respective segments.

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

                                       Infusion   Physician    Emergency    Clinic and      Assets       Totals
                                        Therapy    Practice   & Inpatient   Outpatient      Holding
                                                     Mgmt       Surgical     Surgical
                                                                 Center       Center
                                       --------    ---------   ----------   ----------      -------    -----------
Three months ended May 31,2001
Net revenues-external                236,957        606,836     7,123,336     4,708,321        15,105     12,690,555
Intersegment revenues                      0      3,774,982             0             0       307,500      4,082,482
Intererest revenue                         0         28,714        44,849        39,326           686        113,575
Interest expense                      32,290              0             0         7,866             0         40,156
Depreciation & amort.                      0         19,397             0         1,889       211,259        232,545
Income tax expense                    20,330        448,066       530,154       486,473       (62,383)     1,422,640
Segment assets                     7,505,815     11,811,564    12,260,093    14,309,956    10,172,167     56,059,595
Expenditures-segment                       0          4,496             0             0       871,744        876,240
Segment profit/(loss)               (129,205)       870,072     2,768,167     1,078,764      (132,264)     4,455,534

Nine months ended May 31, 2001
Net revenues-external                566,225      1,833,891    15,351,729    13,431,837        49,254     31,232,937
Intersegment revenues                      0     11,615,577             0             0       922,500     12,538,070
Interest revenue                          44        115,426        84,287       109,391         7,656        316,804
Interest expense                      98,916              0             0        27,184             0        126,100
Depreciation & amort.                      0         48,943             0         1,889       582,162        632,994
Income tax expense                   (35,297)     1,291,339     1,556,638     1,210,985       (73,427)     3,950,238
Segment assets                     7,505,815     11,811,564    12,260,093    14,309,956    10,172,167     56,059,595
Expenditures-segment                       0          9,683             0             0     1,204,687      1,214,370
Segment profit (loss)               (431,410)     2,650,382     6,564,315     2,781,547      (210,639)    11,354,195

Three months ended May 31, 2000
Net revenues-external                337,214        731,777     2,660,523     3,740,955        10,000      7,480,469
Intersegment revenues                      0      4,243,837             0             0       307,500      4,551,337
Interest revenue                       4,220         18,888         5,277        32,058             0         60,443
Interest expense                      37,651              0             0        12,516             0         50,167
Deprecitaion & amort.                      0         14,325             0             0       191,733        206,058
Income tax expense                    36,442        480,327       182,919       151,451         6,634        857,773
Segment assets                     6,519,667      6,489,176     4,184,733     8,804,780     9,202,249     35,200,605
Expenditures-segment                       0          3,434             0             0        42,275         45,709
Segment profit/(loss)                192,689        932,340       684,209       293,991       (66,437)     2,036,792

Nine months ended May 31, 2000
Net revenues-external              1,009,586      1,560,749     4,962,435    10,959,297        25,000     18,517,067
Intersegment revenues                435,000     10,283,570             0             0       512,500     11,231,070
Interest revenue                       4,221         29,031        14,308        98,523             0        146,083
Interest expense                     121,327         37,099             0        40,957             0        199,383
Depreciation & amort                 230,944         63,913             0        56,576       307,088        658,521
Income tax expense                   (16,082)     1,145,624       256,410       825,407             0      2,211,359
Segment assets                     6,519,667      6,489,176     4,184,733     8,804,780     9,202,249     35,200,605
Expenditures-segment                       0          3,434             0             0       613,920        617,354
Segment profit (loss)                 59,666      2,223,859       801,858     1,602,260      (117,334)     4,570,309

The following table provides a reconciliation of the reportable segments' revenues, profit/(loss), and other significant items to the consolidated totals.

                                                       Three months ended               Nine months ended
                                                       May 31, 2001                     May 31, 2001
                                                       -----------------------          -------------------------
Net revenues:
Total net revenues from external customers            $12,690,555                       $ 31,232,937
Interest revenue from external sources                    113,575                            316,804
Elimination of interest income                            (25,145)                           (78,816)
--------------------------------------------          -----------------------           ------------------------
Consolidated total net revenues                       $12,778,986                       $ 31,470,925
                                                      =======================           ========================
Profit/(Loss):
Total profit/(loss) for reportable segments           $ 4,455,534                       $ 11,354,195
Elimination of intersegment income                       (739,382)                        (1,674,422)
Elimination of minority interests                        (933,534)                        (2,108,818)

--------------------------------------------          -----------------------           ------------------------
Consolidated net income                               $ 2,782,617                       $  7,570,955
                                                      =======================           ========================
                                                      Three months ended                   Nine months ended
                                                      May 31, 2000                         May 31, 2000
                                                      -----------------------           ------------------------
Net revenues:
Total net revenues from external customers            $ 7,480,469                       $ 18,517,067
Interest revenue from external sources                     60,443                            146,083
Elimination of interest income                            (29,546)                           (91,745)
--------------------------------------------          -----------------------           ------------------------
Consolidated total net revenues                       $ 7,511,366                       $ 18,571,405
                                                      =======================           ========================
Profit/(Loss):
Total profit/(loss) for reportable segments           $ 2,036,792                       $  4,570,309
Elimination of minority interests                        (226,847)                          (490,338)
--------------------------------------------          -----------------------           ------------------------
Consolidated net income                               $ 1,809,945                       $  4,079,971
                                                      =======================           ========================

The company's revenues and long-lived assets are derived and domiciled from a customer base located solely in the United States.

PART II.

ITEM 1. - LEGAL PROCEEDINGS

     The Company and its wholly owned subsidiary, Doctors Practice Management, Inc. sued Benchmark, an architectural corporation in the 151/st/ Judicial District Court of Harris County, Texas for damages of $1,000.000 caused by Benchmark's delay in the completion of the Hospital and additional costs and/or expenses incurred by the Company as a result of being overcharged for services and/or work that was done incorrectly by Benchmark. On April 26, 2000, defendant filed a counterclaim of $540,011 actual damages and $2,000,000 in punitive and/or exemplary damages. The Company believes the counterclaims asserted in the above lawsuit are without merit, and expect to vigorously defend against such claims. Because the lawsuit remains at an early stage, the Company cannot currently predict the outcome of the lawsuit or the magnitude of any potential loss if the Company's defense is unsuccessful.

ITEM 2. - CHANGES IN SECURITIES

          In February of 2001 two consultants exercised 70,000 option common shares at an exercise price of $4.00 per share for a total of $280,000. One employee exercised 8,974 option common shares at an exercise price of $1.875 per share for a total of $16,826.25. One employee exercised 30,000 option common shares at an exercise price of $0.6875 per share for a total of $20,625.

          In May of 2001, two employees exercised 56,000 and 16,000 option common shares at an exercise price of $0.9375 per share for a total of $52,500 and $15,000, respectively. One employee exercised 59,634 option common shares at an exercise price of $0.9375 per share for a total of $55,906.88. One employee exercised 15,995 option common shares at an exercise price of $0.9375 per share for a total of $14,995.31. One employee exercised 25,977 option common shares at an exercise price of $0.9375 for a total of $24,353.44.

          In June of 2001, two consultants exercised 40,000 option common shares at an exercise price of $4.4375 per share for a total of $177,500. One employee exercised 9,688 option common shares at an exercise price of $0.9375per share for a total of $9,082.50. One employee exercised 80,000 option common shares at $0.34375 per share for a total of $27,500. One employee exercised 96,000 option common shares at $0.59375 per share for a total of $57,000. In a private placement, two consultants purchased 10,000 and 11,442 restricted common shares at a purchase price of $13.11 per share for a total of $131,100 and $150,004.62, respectively.

          Each of these issuances was exempt pursuant to Section 4(2) of the Securities Act of 1933. Each purchaser has previously existing business relationship with the issuer, has access to all publicly available information concerning the issuer, and has the opportunity to make an inquiry of the officers and directors.

ITEM 3. - DEFAULT UPON SENIOR SECURITIES
          None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5. - OTHER INFORMATION
          None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
          None


                          FORWARD-LOOKING INFORMATION

          The information in this Form 10-QSB contains forward-looking statements relating to the Company that are based on the beliefs of the Company's Management, as well as assumptions made by, and information currently available to the Company's management. When used in this Form 10-QSB, words such as "opinion", "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views or expectations of the Company with respect to future events, and are subject to certain risks, uncertainties, and assumptions relating to the operations and results of operations of the Company, competitive factors and pricing pressures, costs of products and services, general economic conditions, regulatory changes, changes in management's intentions or beliefs, and the acts of third parties, as well as other factors described in this Form 10-QSB, and, from time to time, in the Company's periodic earnings releases and other reports filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, intended, or will be or the like.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              DYNACQ INTERNATIONAL, INC.




DATE:  July 16, 2001                          BY: /s/ Philip Chan
                                                    Philip Chan
                                                    VP-Finance/Treasurer &
                                                    Chief Financial Officer