Form 10KSB
period 2001-08-31
DYNACQ INTERNATIONAL INC
filed 2001-11-27
CIK 890908

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
________________________________________________________________________________

[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

                                       For the fiscal year ended August 31, 2001

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                          DYNACQ INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

Commission file number: 000-20554

                    Nevada                                                                       76-0375477
                    ------                                                                       ----------
(State or Other Jurisdiction of Incorporation or Organization)                     (I.R.S. Employer Identification No.)

 10304 Interstate 10 East, Suite 369, Houston, Texas                                                77029
 ---------------------------------------------------                                                -----
       (Address of Principal Executive Office)                                                 (Zip Code)

                                                   713-673-6432
                                                   ------------
                              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.001

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for its most recent fiscal year ended August 31, 2001 were $43,803,619.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask price on the Nasdaq National Market on November 13, 2001 was $98,962,814. As of November 13, 2001 registrant had 14,681,236 shares of Common Stock outstanding.

     This annual report contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, without limitation:

     . the quality of care, including responsiveness of service and quality of professional personnel, offered by the Company;

     . the Company's ability to establish and maintain relationships with referring physicians, hospitals, payers, clinics and nursing agencies;

     .  price of the Company's services;

     .  breadth of services offered by the Company; and

     . the Company's general reputation with physicians, other referral sources and potential patients.

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

     Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform its prior statements to actual results.

                                    PART I

Item 1.  Description of Business

General

     Dynacq International, Inc., a Nevada corporation, incorporated on June 16, 1989 (the "Company"), is engaged in:

     .    the ownership and management of an acute care hospital;

     .    the operation of two outpatient surgical facilities;

     .    the operation of a medical office complex;

     . the management of physician practices, all located in the Vista medical center campus in Pasadena, Texas; and

     . the business of providing home infusion healthcare services and supplies to patients in their homes.

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

     In August 1992, the Company commenced operations as a provider of healthcare services and supplies to patients in their homes, specializing in home infusion therapy. Home infusion therapy is the administration to a patient of nutrients, antibiotics, or other medications whether intravenously or through a feeding tube, usually as a continuation of treatment initiated in a hospital. The Company's home infusion therapy business was its core operation for several years before it diversified its healthcare operations. The Company's diversification effort includes:

     . the acquisition of Vista Healthcare, Inc., a Texas corporation ("Vista") (described below) in August 1994 which then owned and operated a 15,000 square foot outpatient surgical facility located in Pasadena, Texas (the "Vista Facility");

     . the formation of Doctors Practice Management, Inc., a Texas corporation ("DPMI") in March 1994, to manage physician practices;

     . the construction and operation of a professional medical building completed in May 1995; and

     . the construction and operation of the Hospital completed in May 1999. The Company transferred its home infusion therapy business to Ambulatory Infusion Therapy Specialists, Inc., a Texas corporation ("AITS"), in December 1999 in exchange for 100% of the common stock of AITS. The reason for this transfer was an attempt by the Company to reduce the operating exposure to the Company of the possible liabilities arising from the operations of the business in view of its declining significance to the Company's operations overall.

     In September 1993, the Company's common stock ("Common Stock") commenced trading on the Nasdaq Small Cap System under the symbol DYII. In February 1998, the Company amended its Articles of Incorporation to effectuate a four to one reverse stock split in order to increase the price of its Common Stock to, among other things, maintain the listing of the Common Stock on the Nasdaq Small Cap System and to attempt to enhance the acceptability and marketability of the Common Stock. In fiscal 2000, the Board of Directors of the Company deemed it to be in the best interests of the Company and its shareholders and approved as of December 30, 1999 a stock split effected in the form of a 100% stock dividend on January 10, 2000. On April 11, 2000, the Company's request for listing of its securities on the Nasdaq National Market System was approved by Nasdaq and its Common Stock started trading on the Nasdaq National Market System under the same trading symbol DYII on April 14, 2000.

     Under the Company's control, Vista continues to utilize its facilities and equipment in the same manner, however, the Company expanded the services offered and purchased new equipment. Revenues from the Vista Facility substantially increased in the last three years and it has become the Company's second largest revenue producer and profit center, exceeding the combined revenues from the Company's home infusion therapy business and revenues from the Company's management of physician practices. The Company's Hospital has become the Company's largest profit center and revenue producer.

     The Company completed construction of a 35,900 square foot medical office building adjacent to the Vista Facility in 1995 at a total cost of approximately $1,937,000 (the "Office Building"). Several of the offices in the Office Building are currently utilized by physicians with whom the Company has management contracts through its wholly-owned subsidiary DPMI. Offices are also leased to other physician practices that are not subject to management agreements with DPMI. In March 1994, the Company formed DPMI for the purpose of providing (i) fee-based management services to physicians' groups, and (ii) assistance in consolidating medical providers into integrated delivery systems. DPMI began managing Vista in January 1996. It currently has agreements to manage three physician practices and it has a Management Agreement to manage the Vista Facility and the Hospital.

     In fiscal 2000, the Company undertook several steps to reduce the Company's operational risks and liability exposure with respect to its various healthcare operations. As discussed above, it transferred its home therapy infusion business to AITS. It also formed Vista Land and Equipment, L.L.C., a Texas limited liability company 100% owned by the Company ("VLE") to hold substantially all of the operational assets of the Company and its subsidiaries which will be leased back to the various entities by VLE.

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

Recent Developments

     In November 2001, the Company purchased the Charis Hospital in Baton Rouge for $3.4 million. The Company intends to perform extensive remodeling on the hospital and is in negotiations with the contractor. The 50,000-square foot facility is to be named Vista Surgical Hospital of Baton Rouge and is being renovated into a surgical hospital with approximately 45 private patient rooms, 3-4 ICU beds, and a newly-constructed 20,000-square foot surgical suite containing multiple operating rooms, intensive care unit and pre-and post-operative beds.

The Home Infusion Healthcare Market.

     As previously discussed, all operations and assets of the Company's home infusion healthcare business were transferred to AITS. AITS is solely responsible for operating this business utilizing its own employees, pharmacists and consulting nurses. The Company's only involvement is to perform general administrative services for AITS as part of its consolidated operations.

     The Company's home infusion healthcare business principally involves the administration of physician-prescribed nutrients, antibiotics or other medications to patients in their homes, usually as a continuation of a treatment program initiated in a hospital and is generally comprised of Parenteral Nutrition Therapy and Antibiotic Therapy services described below. Throughout the course of treatment, a licensed pharmacist compounds or supervises the preparation of all prescribed drugs, solutions and related supplies and answers questions concerning the prescribed therapy and the Company's services. In certain cases where the patient is incapable of self-administering the therapy, a nurse is also present at each administration of the therapy. Company nurses visit patients periodically to review training, catheter placement and compliance with the patient care plan. The Company's personnel are available to respond to patient needs 24 hours a day, seven days a week. Due to increasing competition and decreasing reimbursable charges paid by third parties, the Company is not emphasizing home infusion therapy services in its business growth strategy.

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

Physicians' Practice Management

     During fiscal 2000, DPMI had agreements to manage the medical practices of three physician-group practices, the Vista Facility, and the Hospital. Each physician practice management agreement is called a "Full Service Facility and Management Agreement" (the "Management Agreement"). The Management Agreements generally require DPMI, at its expense, to:

     . act as the sole and exclusive agent of the physician or physician group for the management and administration of business functions and services related to the physicians' medical practice;

     . undertake marketing, billing, record keeping, collection, clerical staffing and support services;

     . provide physical office space, facilities and equipment necessary for the physician's practice, including the repair and maintenance thereof and all utilities and supplies related thereto, including licenses and permits;

     . undertake the hiring, firing, selection, training, and supervision of all non-medical personnel;

     . prepare and maintain accounting and financial records and patient files; and

     . undertake other management and administrative functions related to the foregoing.

     In consideration of its services, DPMI receives a management fee ranging from 35% to 65% of revenues generated by the physicians. DPMI attempts to negotiate long-term (five years or longer) non-cancelable Management Agreements due to its large initial costs in setting up and equipping fully staffed and functional facilities for physicians. The Management Agreements may be terminated by the non-defaulting party in the event of a breach by the defaulting party. DPMI and the physicians each agree to indemnify the other for claims which may arise in connection with the performance of their respective obligations. Pursuant to the Management Agreements, DPMI is entitled to a fixed percentage of collections from the physicians' practice and is obligated to pay certain fixed categories of expenses which obligation is not limited in amount. To the extent DPMI's share of collections is not sufficient to cover its expense obligations under the Management Agreements, DPMI is obligated to pay the excess expenses and is subject to losses under the Management Agreements. The Company is not pursuing additional physician Management Agreements at this time and is concentrating its resources on the operations of the Vista Facility and the Hospital.

Outpatient Surgical Facility, Office Building and Hospital

     The Company's Vista Facility, consisting of approximately 15,000 square feet, has three surgical suites, and during the fourth fiscal quarter of 2001, construction was commenced on a fourth surgical suite. The Vista Facility provides outpatient surgical facilities to physicians and their patients. The Vista Facility, Office Building, and Hospital are located adjacent to each other. Effective October 1, 1998, DPMI entered into a one year

Management Agreement renewable for two additional years for the Vista Facility which entitles DPMI to 60% of the revenues generated by the facility in exchange for comprehensive management services provided by DPMI. The Management Agreement for the Vista Facility is similar in scope and nature to the ones entered into by DPMI to manage physician practices and was renewed for one year in October 1999 and again in October 2000. The Office Building, consisting of approximately 35,900 square feet, is utilized by DPMI for the location of physician practices under Management Agreements and for leasing space to physician practices, which are not under management with DPMI. The Hospital was completed in May 1999 and has two surgical suites and 42 beds. During the fourth fiscal quarter of 2001, two additional surgical suites were constructed, which reduced the number of beds to 37. The hospital was added to accommodate the outpatient surgical center by providing in-patient surgical services that the outpatient surgical centers cannot provide to the referring physicians who otherwise have to refer elsewhere.

Business Growth Strategy

     Beginning in late fiscal 1994 and during fiscal 1995, the Company commenced implementation of a new business strategy of diversifying from an almost exclusively home infusion service provider into an integrated medical/healthcare services company. The foundation of this strategy was the acquisition of a majority interest in Vista in August 1994 and the completion of the Office Building adjacent to the Vista Facility in April 1995. The Company also formed DPMI to provide management services to medical practices. DPMI provides office space and fee-based management services to certain client physicians located in the Office Building. Vista provides outpatient surgical facilities, and third-party x-ray diagnostic services and laboratory testing to physicians and their patients in the Vista Facility. In fiscal 1998, the Company decided to build a 42-bed hospital adjacent to its Vista Facility (the outpatient surgical center) and its Office Building, which was completed in May 1999. With the addition of the Hospital, the Company has expanded the range of medical services it can provide to include major surgical cases that require hospitalization. The Vista Facility has become the flagship and headquarters of the Company.

     The Company intends to grow as a provider of healthcare services by (a) expanding the business of its existing operations locally, (b) acquiring established healthcare facilities, and (c) opening new branch facilities in selected markets. The Company will periodically evaluate possible acquisitions and suitable locations for new facilities. The Company's growth strategy is dependent in a large part on the ability of the Company to attract and retain key management, marketing and operating personnel at the local facility level. Such persons are in high demand and are often subject to competing offers from other healthcare service companies and related businesses. The Company primarily will target growth opportunities in the ambulatory surgical center and hospital business where it has established the greatest operating success.

     The Company's target markets are areas with major industrial companies and middle class blue-collar workers, generally with strong union ties and with superior insurance coverage. This population group has proven to be very open to the type of healthcare center concept offered by the Company. The Company's operations are in Pasadena, Texas, a petrochemical industry hub, which provides a stable patient base of insured patients. The Company anticipates growth within a targeted area by purchasing or constructing a hospital and, if it is successful, adding an outpatient surgical center and a professional building at the same location or nearby. It is anticipated that each hub area will consist of a central core of in-patient, outpatient surgical, diagnostic and laboratory centers, infusion therapy facilities and specialized practices serving outlying clusters of general practitioners. Subsequent alliances of physicians, specialists and clinics are feasible in other areas around Houston, such as Clear Lake, La Porte, Baytown, Deer Park, and other in-state or out-of-state industrial/petrochemical centers wherever located.

Competition

     The Company is one of many in the greater Houston metropolitan area that provide medical practice management, outpatient surgical facilities, professional buildings, hospitals or home infusion therapy. Several major hospital organizations with greater financial resources are planning to or have entered the Pasadena area (the Company's principal market), which will directly compete with the Company's operations. Such competition could be particularly acute with respect to the Company's outpatient surgical facility and the Hospital and have an adverse effect on the ability of the Company to attract and retain physician practices in the Office Building.

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

Marketing and Sales

     With respect to the Company's home infusion business and its outpatient surgical facility, the Company relies primarily on patient referrals from physicians, including those officing in the Office Building. With respect to home infusion therapy, these referral sources tend to be concentrated among a limited number of physician specialists, allowing the Company to conduct a directed selling effort. Primarily due to escalating pressures to contain healthcare costs, insurance companies and other third-party payers are participating to a greater extent in decisions regarding healthcare alternatives. Consequently, management believes that such third-party payers will be increasingly important in marketing the Company's services in the future. In connection with the opening of the Hospital, in addition to the referrals, the Company also utilized traditional billboard and newspaper advertising.

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

     A federal statute, referred to as the "federal anti-kickback statute," prohibits the offer or payment of remuneration, or the solicitation or receipt of remuneration, to induce either (a) the purchase of any item or service reimbursable in whole or in part by Medicare or certain state healthcare programs (including Medicaid); or (b) the referral of an individual for the furnishing of any item or service reimbursable in whole or in part by Medicare or certain state healthcare programs. Both criminal and civil penalties can be imposed for violations of the federal-kickback statute, including exclusion from participation in the Medicare and Medicaid programs. The Department of Health and Human Services and law enforcement authorities are increasingly scrutinizing arrangements between healthcare providers and referring physicians to ensure that those arrangements do not constitute mechanisms for paying for referrals. In addition, a number of states have adopted similar legislation that applies to patients not covered by Medicare or Medicaid programs. The Company does not believe that its business operations violate federal or state anti-kickback statutes. Medicare and state healthcare programs do not reimburse medical practices for management fees paid to the Company, and the Company does not refer patients to the medical practices. Nevertheless, because of the breadth of federal and state anti-kickback statutes and the absence of court decisions interpreting their application to arrangements such as those entered into by the Company, there can be no assurance that the Company's activities will not be challenged by regulatory authorities or that the Company's position will prevail if challenged.

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

Reductions in Third-Party Reimbursements

     Healthcare providers typically bill various third-party payers, such as governmental programs (e.g., Medicare and Medicaid, and workers' compensation,) private insurance plans and managed care plans, for the healthcare services provided to their patients. These third-party payers are increasingly negotiating the prices charged for medical services, pharmaceuticals and other supplies, with the goal of lowering reimbursement and utilization rates. Third-party payers can also deny reimbursement for medical services, pharmaceuticals and other supplies if they determine that a treatment was not performed in accordance with treatment protocols established by such payers or for other reasons. Loss of revenues to the Company caused by cost containment efforts, or changes by legislatures to reduce reimbursable rate and coverage at both federal and state levels, could have a material adverse effect on the Company. Although the Company does not have any contracts to provide healthcare services on a capitated or other risk sharing basis, the Company anticipates that it may offer its services to payers in the future on a capitated or other risk sharing basis. To the extent that patients or enrollees covered by a contract require more frequent or extensive care than is anticipated by the Company, the revenue to the Company derived from such contracts may be insufficient to cover the costs of the services provided. Insufficient revenue under capitated or other risk sharing contracts could have a material adverse effect on the Company.

Insurance

     In recent years, physicians, hospitals and other participants in the healthcare market have become subject to an increasing number of lawsuits alleging malpractice, product liability or related legal theories, many of which involve large claims and significant defense costs. With respect to its home infusion healthcare business, the Company does not carry liability insurance for any employee or contract representative. The Company requires that all healthcare professionals, including registered nurses with whom the Company contracts, carry personal professional liability insurance. However, the Company does not require continuing proof of insurance, mandate policy limits or deductibles or require that the Company be named as an additional insured. Should one of the Company's agents or contracting healthcare professionals commit a negligent or other liability producing act or omission in the Company's home infusion operations, the patient could have a direct claim against the Company which would be uninsured. Mr. Chiu Chan has in force personal professional liability insurance with coverage limits of $1 million per incident. He has not experienced difficulty in obtaining insurance in the past and believes the current insurance coverage is adequate to provide for any claims that may arise and related settlements, if any, involving him personally. As the pharmacist in charge of home infusion therapy, any claims would probably involve Mr. Chiu Chan and AITS or the Company and Mr. Chan's insurance may apply to the extent the loss is related to his pharmacy services. The Company or AITS may, however, be exposed to the extent Mr. Chiu Chan's insurance does not apply or is insufficient to cover any losses for which AITS may be jointly liable. Management believes the Company has reasonable and customary insurance coverage with respect to the remainder of its business operations, although the Company cannot provide any assurance that its insurance would cover all losses to which the Company may be subject.

Employees

     The Company and its subsidiaries employed approximately 200 full-time employees as of August 31, 2001 and additionally employ part-time employees (usually between 30 and 60) when needed.

Hospital Operations

     The Company had no previous experience with respect to the ownership and operation of a hospital prior to opening its Hospital in May 1999. The Hospital is owned by the Company and managed by DPMI. The Company leases the Hospital to Vista Medical pursuant to a five-year long-term lease for $57,500 per month. Vista Medical was owned 70% by DPMI and 30% by Halcyon, L.L.C., until September 2001, at which time DPMI increased its ownership interest to 90%. The Company funded the costs to equip and construct the Hospital of approximately $5,000,000 from its cash flow and cash on hand. The Company cannot provide any assurances that the operations of the Hospital will be successful in the long-term or short-term. In the long-term, the Company's ability to manage the Hospital and competition will be key factors in the success of the Hospital.

Item 2.  Description of Property

     The Company's space for its accounting and finance office at 10304 Interstate 10 East, Suite 369, consisting of approximately 1,000 square feet is leased on a month-to-month basis for $1,286 per month. The lessor of the office space is Capital Bank. One of the Company's directors is a director of Capital Bank. Management believes that the lease rate being paid is consistent with other commercial rates available in the East Houston area.

     In August 1994, the Company consummated the acquisition of 65% of the outstanding common stock of Vista, which owned the Vista Facility, an outpatient surgical center in Pasadena, Texas consisting of a one-story building containing approximately 15,000 square feet. The Vista Facility was recently refinanced and currently serves as collateral for a line of credit to Merrill Lynch. Management believes the facility is adequately covered by insurance. The property tax rate is about 3% of appraised value and the annual real and personal property taxes are about $80,000. The Vista Facility is utilized as an outpatient surgical center and to provide contracted laboratory and diagnostic testing services. Due to high utilization of the three surgical suites at the Vista Facility, the Company began construction on an additional surgical suite during fiscal 2001. On September 1, 1998, Vista sold the Vista Facility building and the land on which the Vista Facility, the Office Building and Hospital are located to the Company for a total purchase price of $1,670,000 payable pursuant to two promissory notes bearing interest at 8.5% per annum and payable in eighty-four monthly installments of $26,447. Subsequently, as part of its asset protection restructuring plan, the Company transferred the Vista Facility and the land on which the Vista Facility, the Office Building and Hospital are located, as well as the Office Building, Hospital and all furniture fixtures and equipment of all of the foregoing facilities to VLE which will serve as an asset holding and leasing company to the various operating entities. VLE is 100% owned by the Company.

     In September 1994, the Company commenced construction of the Office Building (adjacent to the existing Vista Facility described above), which was completed in 1995. The total cost of the Office Building was approximately $1,937,000, and was financed from working capital. Management believes the Office Building is adequately covered by insurance. The Office Building is comprised of two stories and contains approximately 35,900 square feet of space all of which is leased or otherwise utilized by the Company for its operations as described below. In addition, the Company has invested approximately
$700,000 for new equipment and furnishings for the Office Building. The property tax rate is approximately 3% of appraised value and the annual real and personal property taxes are about $80,000. As of August 31, 2001, there were three physician practices under management with DPMI which are located in the Office Building. Pursuant to the Management Agreements which provide DPMI with a percentage of revenues from each physician's practice, DPMI agrees to provide fully-equipped office space and other services. Approximately 10% of the space in the Office Building is utilized by DPMI for physician practices under its management. Four physician groups and other independent physicians (not under DPMI's management) collectively lease approximately 65% of the Office Building space. The Office Building is fully leased or otherwise utilized by the Company. Due to increased demand for medical office space in the Pasadena area, the Company does not believe the loss or cancellation of any lease would be material.

     On July 1, 1996, DPMI leased approximately 3,000 square feet of office space from the City of Pasadena pursuant to a five-year lease with an option for an additional five years. The property is located at 1001 East Shaw, Pasadena, Texas. DPMI leased the property for the location of a medical practice under a Management Agreement, which relocated to the Office Building. The Company has exercised the five-year lease option to expire on June 30, 2006, which requires lease payments of $10,800 annually.

     The Hospital is located next to the Vista Facility and the Office Building in Pasadena, Texas. It has 42 acute care in-patient beds, two in-patient surgical suites, an emergency room, an intensive care area, a nurse station, a kitchen, and other facilities necessary to operate as a complete hospital. During fiscal 2001, two additional surgical suites were constructed, which reduced the number of beds to 37. The Hospital was completed in May 1999 at a total cost of approximately $5,000,000 which includes furniture, fixtures and equipment of approximately $1,579,000. The Company funded the foregoing cost from internally generated funds and cash-on-hand.

     The Company's real estate holdings, including the Vista Facility, the Office Building, and the Hospital, are subject to a first lien deed of trust to secure the remaining indebtedness owed to Merrill Lynch of approximately $600,000 as of August 31, 2001. Additionally, the Vista Facility is subject to a deed of trust and second lien to secure the Company's purchase money notes in the aggregate principal amount of $1,670,000 payable to Vista Healthcare, Inc. which is now approximately 98% owned by the Company. The Vista Facility was transferred to the Company in fiscal 1999 in exchange for the Company's payment of the book value of the property in the amount of $1,670,000.

Item 3.  Legal Proceedings

     The Company is not a party to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on August 29, 2001 in which it: (a) re-elected its current directors, Chiu M. Chan, Philip S. Chan, Stephen L. Huber, and Earl R. Votaw, each by the following vote: 12,983,247 votes for and 20 votes against; and (b) ratified the appointment of its auditors KenWood & Associates, P.C. by the following vote: 12,981,934 votes for, 2,079 votes against, and 996 votes in abstention.

                                    PART II

Item 5.  Market for Common Equity and Related Shareholder Matters

         The Company's common stock began trading under the symbol "DYII" on the Nasdaq National Market System in April 2000, prior to which it traded on the Nasdaq Small Cap Market. The following table sets forth the high and low bid price of the common stock for the past two fiscal years, as reported by the Nasdaq National Market or Nasdaq Small Cap Market, as applicable. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. All prices reflect two separate two for one stock dividends affected January 2000 and March 2001.

                                             HIGH        LOW

     FISCAL 2000
     -----------

First quarter ended November 30, 1999       $ 3.00      $ 1.94
Second quarter ended February 29, 2000        4.91        2.56
Third quarter ended May 31, 2000              4.86        3.44
Fourth quarter ended August 31, 2000          4.81        3.50

     FISCAL 2001
     -----------

First quarter ended November 30, 2000       $ 5.72      $ 4.38
Second quarter ended February 28, 2001       14.88        4.45
Third quarter ended May 31, 2001             19.84       12.06
Fourth quarter ended August 31, 2001         20.05       14.18


     As of November 13, 2001, there were approximately 371 record owners of the Company's common stock. This number does not include shareholders who hold the Company's securities in nominee accounts with broker-dealer firms or depository institutions.

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

     Recent Sales of Unregistered Securities

     During fiscal 2001, the Company issued and sold 21,442 shares of common stock to two accredited investors, for an aggregate consideration of $281,105. The Company believes that the transactions described above were exempt from registration under the Securities Act pursuant to Section 4(2) as transactions not involving any public offering because such securities were sold to a accredited investors that were was purchasing for investment without a view to
further distribution.   The Company took steps to ensure that the purchaser was
acquiring securities for purposes of investment and not with a view to distribution. All sales of the Company's securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. Restrictive legends were placed on stock certificates evidencing the shares and/or agreements relating to the right to purchase such shares.

Item 6.  Management's Discussion and Analysis

     You must read the following discussion of the results of the operations and financial condition of the Company in conjunction with its consolidated financial statements, including the notes included in this Form 10-KSB filing. The Company's historical results are not necessarily an indication of trends in operating results for any future period.

     Analysis of Operations

     The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the two years ended August 31, 2001.

August 31, 2001 to August 31, 2000
----------------------------------


     The Company recorded consolidated net income of $11,060,080 for the year ended August 31, 2001, as compared to consolidated net income of $5,858,406 in fiscal 2000 and net income of $2,663,832 in fiscal 1999. There were no significant, unusual or non-recurring items of income or expense during the three years ended August 31, 2001.

     Effective fiscal 2000, the Company adopted the American Institute of Certified Public Accountants (AICPA) healthcare industry guide to report net revenues which is gross revenues minus contractual adjustments instead of gross revenues that have been reported in previous fiscal years prior to 1999. Fiscal 1999 gross revenues that were previously reported are adjusted by subtracting contractual adjustments as net revenues without reducing net income for comparison purposes in fiscal 2000.

     For the fiscal year ended August 31, 2001 total consolidated net revenues net of contractual adjustments increased by $17,771,178 from $26,032,441 to $43,803,619, a 68% increase. Notwithstanding this significant increase in consolidated net revenues, there were a number of significant increases and decreases in the component net revenue categories. Net revenue attributable to the Hospital increased $15,917,689 or 215% from $7,410,621 to $23,328,310 primarily due to increase in surgical cases. Net revenue attributable to the outpatient surgical centers increased $2,403,328 or 16% from $15,394,954 to $17,798,282 primarily due to the addition of Piney Point surgical center in west Houston. Net revenue attributable to DPMI increased $234,343 or 12.5% due to higher patient load treated by the physicians. Net revenue attributable to home infusion therapy decreased $784,182 or 58% due to lower patient load. The Company expects home infusion therapy net revenue to further decrease in fiscal 2002.

     For the fiscal year ended August 31, 2001 total consolidated costs and expenses increased $9,939,524 or 63% primarily due to significant increases in the Hospital activities. The significant increases in the component expense categories of the consolidated operating expenses are explained as follows:

     . The increase in compensation and benefits expense of $1,609,084 or 37%, of which $767,239 was attributable to the Hospital due to increase in activities, $353,705 was attributable to Vista and the newly acquired Piney Point outpatient surgical center which has six months of operations, $488,140 was attributable to DPMI due to adding development, administration and supporting personnel to handle the increase in activities.

     . The increase in Medical supplies of $4,818,348 or 108% was primarily attributable to the Hospital due to increase in activities.

     . The increase in contract payments to physicians of $1,065,725 or 87%, of which $969,872 was attributable to the Hospital due to increase in activities, $92,853 was attributable to DPMI due to increase in patient load.

     . The increase in rent and occupancy expenses of $90,285 was primarily attributable to the Hospital due to increase in activities.

     . The increase in other general and administrative expenses of $2,326,155 or 48% of which $1,200,124 was attributable to the Hospital due to increase in activities, $1,121,281 was attributable to DPMI due to increase in expenses supporting the growth of the Company.

     The Company faces certain general business risks with respect to all its operations include but not limited to changing regulations at both the federal and state levels, increasing competition from healthcare providers and pressure from third-party payers to reduce reimbursable rate. Since the Company's physician management practice (exclusive of the Vista Facility Management Agreement) and its home infusion division did not significantly contribute to the Company's operating profit, the negative impact of the above mentioned risks on both the physician management and home infusion therapy operations will not be detrimental to the Company. Therefore, the Company does not intend to aggressively market its home infusion therapy services primarily because of reduced recoverable patient rates being paid by third-party payers, and does not intend to pursue additional management agreements for physician practices at this time. However, the negative impact of the above mentioned risks will be substantial to both the outpatient surgical centers and hospitals. The future success of the Company is largely dependent on successful operations at the Hospital, Vista Facility, Piney Point outpatient surgical center and the newly acquired hospital in Baton Rouge, Louisiana. Although the Company has more than two years of successful experience in managing hospital operations, the success of which will have a material effect on the Company's consolidated results, liquidity and capital resources, it can provide no assurance at this time to its shareholders that the newly acquired hospital will be profitable.

     The Company expects, and will aggressively pursue, increased patient referrals for both the outpatient surgical centers and hospitals during fiscal 2002 and expects to maintain revenue and operating profit.

Liquidity and Capital Resources

     The Company maintained sufficient liquidity in fiscal 2001 and 2000 to meet its business needs. The Company had working capital of $21,302,987 as of August 31, 2001 and $7,437,687 as of August 31, 2000. The Company had net cash provided by operating activities of $2,809,717 for fiscal 2001 as compared to $5,459,904 for fiscal 2000. As of August 31, 2001, the Company maintained a liquid position evidenced by a current ratio of 5.26 to 1 and a total debt to equity ratio of 0.05 to 1. The Company expects to have positive cash flow from operations for fiscal 2002.

     The Company is actively targeting opportunities to expand in the hospitals and outpatient surgical clinic markets by acquisition of existing facilities or the construction of new facilities. In November, the Company paid $3,400,000 to acquire a hospital in Baton Rouge, Louisiana. The Company believes it has the ability to borrow funds if necessary to meet its capital needs. However, there can be no assurance that the Company will have sufficient funds available to meet all of its capital needs.

     Management believes that available cash funds and funds generated from operations will be sufficient for the Company to finance working capital requirements for the foreseeable future and to meet its future payment obligations on its long-term third party indebtedness of $519,075 as of August 31, 2001.

     The Company expects the operations of the existing Hospital and the new Hospital in Baton Rouge, Louisiana to have a material effect on the Company's consolidated operating results. While the Company believes the operating results of the Hospital will be successful in the long-term, it can provide no such assurance at this time to its shareholders. In the short-term, expected operating results from the Hospitals could be negatively impacted by problems including staffing and equipment, low patient utilization (particularly in the first year), licensing or regulatory delays or other problems, which could have a material adverse effect on the Company's liquidity and capital resources. In the long-term, the skill and experience of the Hospitals' management team and competition will play critical roles.

         Inflation. Inflation has not significantly impacted the Company's financial position or operations.


Item 7.  Consolidated Financial Statements

         The financial statements commencing on page F-1 have been audited by KenWood & Associates, P.C., independent certified public accountants, to the extent and for the periods set forth in their reports appearing elsewhere herein and are included in reliance upon such reports given upon the authority of said firm as experts in auditing and accounting.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                     None.

                                    PART III

Items 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

          Below is a table listing the Company's directors, executive officers, and significant employees, followed by their biographies:

Name                                   Age                                   Office Held
----                                   ---                                   -----------
 Chiu M. Chan                           49                          Chairman of the Board of Directors, Chief
                                                                    Executive Officer, President, and Secretary

 Philip S. Chan                         50                          Director, Vice President--Finance,
                                                                    Chief Financial Officer, and Treasurer

 Stephen L. Huber                       51                          Director

 Earl R. Votaw                          74                          Director

Sarah C. Garvin                         55                          Chief Operating Officer and Executive Vice President

Irvin T. Gregory                        63                          Chief Development Officer and Executive Vice President

     Chiu M. Chan has served as a director and as president, secretary, and chief executive officer since July 1992. Mr. Chan is a registered pharmacist and since May 1978 was employed by various health care service organizations in Houston, Texas prior to his affiliation with Dynacq. Mr. Chan earned a Bachelor of Science degree in Pharmacy from the University of Houston.

     Philip S. Chan has served as a director and as vice president--finance, chief financial officer, and treasurer since July 1992. Mr. Chan earned advanced accounting degrees from the University of Houston and is a CPA in the State of Texas. Prior to his employment with Dynacq, Mr. Chan had previous corporate and outside accounting experience. Philip S. Chan is not related to Chiu M. Chan.

     Stephen L. Huber has served as a director of Dynacq since July 1992. Mr. Huber is a registered pharmacist and earned a Bachelor of Science degree in Pharmacy from the University of Houston. Since December 1991, Mr. Huber served as the Deputy Division Head for patient care services at the University of Texas M.D. Anderson Cancer Center. Mr. Huber joined M.D. Anderson in 1984 as Assistant Director of Operations. In 1999, Mr. Huber joined Cortex Communications, Inc., a medical education company, as President and Chief Operating Officer. Mr. Huber continues to serve as a research consultant to M.D. Anderson.

     Earl R. Votaw has served as a director of Dynacq since July 1992. Mr. Votaw earned a Bachelor of Arts degree from the University of the Americas in Mexico City and a certificate of graduation from the Graduate School of Mortgage Banking from Northwestern University of Chicago. Prior to his retirement in December 1993, Mr. Votaw served as a director and as the President and Chief Executive Officer of Capital Bank, a Texas chartered bank located in Houston, Texas, where he still serves as a director.

     Sarah C. Garvin has served as vice president/operations and strategic planning from December 2000 and was named chief operating officer and executive vice president in October 2001. Prior to joining Dynacq, Ms. Garvin was a partner in Surgi+Group, Inc., which was acquired by Dynacq. From mid-1993 to June 1996, Ms. Garvin was senior vice president of Surgical Health Corporation and from June 1996 to June 2000 served as chief executive officer of its spin-out subsidiary company, Physician Health Corporation.

     Irvin T. Gregory has served as executive vice president of development and chief development officer since October 2001, and served as vice president of development from December 2000 until October 2001. Since September 2000, Mr. Gregory served as president of Surgi+Group, Inc., which was acquired by Dynacq. From June 1999 until September 2000, Mr. Gregory served as president of Gregory & Associates, Inc., a surgery center consulting business. From May 1997 until April 1999, Mr. Gregory served as president and chief executive officer of Physicians Surgical Care, Inc., a surgery center. From December 1994 until May 1997, Mr. Gregory served as president and chief executive officer of Amedysis, Inc., a surgery center operator.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and the persons who beneficially own more than ten percent of the Company's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company. Based solely on the reports received and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended August 31, 2001; except Ms. Garvin and Mr. Gregory did not timely file their Form 3s.

Compensation of Directors

     Messrs. Chiu M. Chan and Philip S. Chan receive compensation only as officers of Dynacq. Mr. Huber has a consulting agreement with Dynacq whereby he receives $1,000 per month.

Item 10.  Executive Compensation

     The following table contains compensation data for the Company's named executive officers for the year ended August 31, 2001.

                          Summary Compensation Table

Name and
Principal Positions       Year                      Annual Compensation                    Long Term Compensation
                                                                                                   Awards
                                                                                                 Securities
                                                                                                  ----------
                                               Salary ($)              Bonus ($)            Underlying Options (#)
                                               ---------               --------             ---------------------
Chiu M. Chan,                 2001              180,000                     0                           200,000
President and CEO             2000              152,507                50,000                                --
                              1999               80,000               100,000                                --

Philip S. Chan, CFO           2001              180,000                     0                           220,000
                              2000               97,607                11,000                                --
                              1999               53,300                     0                                --

Sarah C. Garvin, COO          2001              120,000                     0                           200,000

Irvin T. Gregory, CDO         2001              120,000                     0                           200,000

Options, Warrants, and Stock Appreciation Rights

     The Company did not issue any options to its executive officers or directors during the fiscal year ended August 31, 2000. The following table sets forth information concerning the option issuances to the Company's named executive officers for the fiscal year ended August 31, 2001, in addition, Messrs. Huber and Votaw each received options to purchase 20,000 shares of common stock, each with an exercise price of $4.4375 per share and each expiring in December 2005.

                       Option Grants in Last Fiscal Year


                              Number of             Percent of
                             Securities          Total Options /
                             Underlying            SARs Granted          Exercise or
                            Options/SARs           to Employees           Base Price         Expiration
Name                         Granted (#)          in Fiscal Year            ($/Sh)              Date
----                        --------------        --------------         -----------         ----------
Chiu M. Chan                   200,000                   22%                4.4375            12/5/05
Philip S. Chan                 220,000                 24.5%                4.4375            12/5/05
Sarah C. Garvin                200,000                   22%                4.4375            12/5/05
Irvin T. Gregory               200,000                   22%                4.4375            12/5/05

     Each of the above 200,000 share option grants were made in December 2000, and vest as follows: (a) 60,000 shares in December 2001, (b) 60,000 shares in December 2002, and (c) 80,000 shares in December 2003. Mr. Philip Chan has an additional option grant for 20,000 shares that vests in December 2001.

     The following table sets forth information concerning option exercises during the fiscal year ended August 31, 2001 and option holdings as of August 31, 2001 with respect to the Company's named executive officers.

     Aggregated Option Exercises in Last Fiscal Year And FY-End Option Values

                                                                  Number of Securities                 Value of Unexpected
                    Shares Acquired on         Value             Underlying Unexcercised                  In-the-Money
Name                   Exercise (#)         Realized ($)          Options at FY-End (#)                Options at FY-End ($)
----                ------------------      -----------          ---------------------                ---------------------
                                                               Exercisable      Unexercisable     Exercisable   Unexercisable /(1)/

Chiu M. Chan                   --                    --               --             200,000           --             2,142,500

Philip S. Chan            333,606             5,679,558 /(2)/         --             220,000           --             2,356,750

Sarah C. Garvin                --                    --               --             200,000           --             2,142,500

Irvin T. Gregory               --                    --               --             200,000           --             2,142,500

(1) Based on the fair market value of the Company common stock on August 31, 2001 of $15.15 per share less the exercise price payable for such shares.
(2) Based on the fair market value of the Company common stock on the respective dates of exercise less the exercise price payable for such shares.

Employment Contracts and Change-In-Control Arrangements

     Ms. Garvin entered into a three-year employment agreement with Dynacq in December 2000, which provides for a base salary of $120,000. Ms. Garvin receives an expense allowance and an automobile allowance. Ms. Garvin's compensation included an option to purchase 200,000 shares of common stock at an exercise price of $4.4375 per share (on a post stock dividend basis), vesting as follows: (a) 60,000 shares in December 2001, (b) 60,000 shares in December 2002, and (c) 60,000 shares in December 2003. All vesting will accelerate if Ms. Garvin is terminated without cause, or if a change of control occurs to Dynacq. In addition, if Ms. Garvin is terminated without cause, she will receive a severance payment of $60,000. Upon termination of the employment agreement, Dynacq has the option of exercising a non-compete provision, which will prevent Ms. Garvin from competing with the Company for a period of two years, in exchange for payment, on a monthly basis, of Ms. Garvin's base salary on termination for the non-compete period.

     Mr. Gregory entered into a three-year employment agreement with Dynacq in December 2000 on the same terms and conditions as Ms. Garvin. Mr. Huber has a consulting agreement with Dynacq that is discussed in the section entitled "Certain Relationships and Related Transactions." The Company's Year 2000 Stock Option Plan provides for accelerated vesting of the shares of common stock subject to outstanding options in connection with certain changes in control of Dynacq.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     As of November 13, 2001, 14,681,236 shares of common stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by: (a) each person who is known to be the beneficial owner of more than 5% of the Company's outstanding shares of common stock, (b) each of the directors and the named executive officers named in the Summary Compensation Table, and (c) all current directors and executive officers as a group.

     Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, some shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

     To the Company's knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. All share numbers reflect two separate two for one stock dividends affected January 2000 and March 2001. Unless otherwise indicated, the business address of the individuals listed is Dynacq International, Inc., 10304 Interstate 10 East, Suite 369, Houston, Texas 77029.

                                                     Shares Beneficial Owned as of November 13 2001
                                                     ----------------------------------------------

Beneficial Owner                                       Number of Shares          Percent of Class
----------------                                       ----------------          ----------------
Chiu M. Chan                                             8,947,988 /(1)/              60.7%

Philip S. Chan                                             413,606 /(2)/              2.8%

Stephen L. Huber                                            20,000 /(3)/           Less than 1%

Earl R. Votaw                                               45,000                 Less than 1%

Sarah C. Garvin                                                         73,867 /(4)/         Less than 1%

Irvin T. Gregory                                                        71,867 /(5)/         Less than 1%

All current directors and executive officers as a group              9,572,328 /(6)/             63.9%
(6 persons)

___________________

(1) Includes 60,000 shares underlying an option, which vests within 60 days of November 13, 2001.
(2) Includes 80,000 shares underlying options, which vest within 60 days of November 13, 2001.
(3) Consists of an option to purchase 20,000 shares of common stock, which vests within 60 days of November 13, 2001.
(4) Includes 60,000 shares underlying an option, which vests within 60 days of November 13, 2001.
(5) Includes 60,000 shares underlying an option, which vests within 60 days of November 13, 2001.
(6) Includes 280,000 shares underlying options, which vest within 60 days of November 13, 2001.

Item 12. Certain Relationships and Related Transactions

     Mr. Huber receives a consulting fee of $1,000 per month in exchange for consultation services regarding patient care for the Company's in-home infusion therapy and other matters. The consulting agreement with Mr. Huber consists of a verbal understanding between the parties and may be terminated at any time. Mr. Huber received $12,000 in both fiscal 2000 and fiscal 2001.

Item 13. Exhibits and Reports on Form 8-K

     (a) The following exhibits are to be filed as part of the annual report:

EXHIBIT NO.  IDENTIFICATION OF EXHIBIT


Exhibit 2.1 Stock Sale Agreement, dated July 21, 1992, pertaining to a change in control of Dynacq International, Inc. which was previously filed in and is incorporated herein by this reference to, the Company's Registration Statement on Form 10, File No. 0-20554.
Exhibit 2.2 Exchange Agreement by and among Dynacq International, Inc., Vista Healthcare, Inc. and certain Vista shareholders which was previously filed in, and is incorporated by this reference to, the Company's Current Report on Form 8-K, dated August 4, 1994.
Exhibit 3.1 Articles of Incorporation, filed June 16, 1989, which were previously filed in, and are hereby incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-20554.
Exhibit 3.2 Amendment to Articles of Incorporation, filed February 12, 1992, which was previously filed in, and is hereby incorporated by reference to, the Company's Registration Statement on Form 10, File No. 0-20554.
Exhibit 3.3 Amendment to Articles of Incorporation, filed July 20, 1992, which was previously filed in, and is hereby incorporated by reference to, the Company's Registration Statement on Form 10, File No. 0-20554.
Exhibit 3.4 Amendment to Articles of Incorporation filed February 10, 1998, filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998.
Exhibit 3.5 Bylaws (amended August 1, 1995), which were previously filed in and are hereby incorporated by reference to the Company's Amended Form 10-K for fiscal 1995 dated May 1, 1996.
Exhibit 10.1 1995 Incentive Stock Option Plan for Employees and Employee
             Directors, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.

Exhibit 10.2 1995 Non-Qualified Stock Option Plan for Consultants and Non-Employee Directors, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.
Exhibit 10.3 Full Service Facility and Management Agreement between DPMI and JCW Medical Associates, P.A. dated May 1, 1996, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.
Exhibit 10.4 Full Service Management Agreement between DPMI and Ping S. Chu, M.D., dated March 1, 1996, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.
Exhibit 10.5 Full Service Facility and Management Agreement dated October 1, 1996 by and between Milton Kirkwood, D.O. and DPMI, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.
Exhibit 10.6 Asset Purchase Agreement and Bill of Sale dated October 22, 1997 by and between Medtek Management, Inc. and DPMI, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.
Exhibit 10.7 Asset Purchase Agreement dated November 13, 1997 by and among DPMI, Kirkwood Medical Associates, P.A., Milton E. Kirkwood, D.O., Ron Kirkwood, D.O., and John Kirkwood, D.O., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.
Exhibit 10.8 Lease Agreement effective July 1, 1996 by and between DPMI as Tenant and the City of Pasadena as Landlord relating to 3,000 square feet of office space in Pasadena, Texas, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.
Exhibit 10.9 Lease Agreement dated November 1, 1997 by and between DPMI as Landlord and Kirkwood Medical Associates as Tenant relating to approximately 9,200 square feet of office space located at 4301A Vista Road, Pasadena, Texas, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.
Exhibit 10.10 Amendment No. 1 effective September 1, 1996 to the Full Service
              Management Agreement between DPMI and Ping S. Chu, M.D. dated March 1, 1996, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.
Exhibit 10.11 Amendment No. 1 effective September 1, 1996 to Full Service
              Facility and Management Agreement between DPMI and JCW Medical Associates, P.A. dated May 1, 1996, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.
Exhibit 10.12 Office/Surgical Care Center Lease Agreement dated September 1,
              1998, between the Company as Landlord and Vista as Tenant, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
Exhibit 10.13 Management Support and Marketing Agreement dated October 1, 1998, by and between DPMI and Ultramed, L.C., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
Exhibit 10.14 Full Service Management Agreement dated October 1, 1998, by and between DPMI and Vista Healthcare, Inc., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
Exhibit 10.15 Real Estate Lien Note dated September 1, 1998, in the principal amount of $1,400,000.00 from the Company to Vista Healthcare, Inc., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
Exhibit 10.16 Warranty Deed with Vendor's Lien from Vista Healthcare, Inc. to the Company dated September 1, 1998, relating to 4.5799 acres of land in Pasadena, Texas, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
Exhibit 10.17 Deed of Trust dated September 1, 1998 from the Company regarding
              4.5799 acres of land in Pasadena, Texas, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
Exhibit 10.18 Hospital Lease Agreement from Dynacq to Vista Community Medical
              Center, L.L.C. for 23,000 square with annual retails of $57,500 per month for through January 31, 2004, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.
Exhibit 10.19 Dynacq International, Inc.'s Real Estate Lien Note dated September
              1, 1998 in the principal amount of $270,000 payable to Vista Healthcare, Inc., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.
Exhibit 10.20 Deed of Trust dated September 1, 1998, from the Company with respect to its real estate properties in Pasadena, Texas, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.
Exhibit 10.21 Regulations of Vista Community Medical Center, L.L.C., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.
Exhibit 10.22 Dynacq International, Inc.'s Year 2000 Stock Incentive Plan
              adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company's Definitive Proxy Statement on
              Schedule 14A filed August 9, 2000.
Exhibit 10.23 Separation Agreement and Consulting Agreement entered into by and among Dynacq International, Inc., Vista Health Care, Inc. and Glenn D. Rodriguez on or about November 28, 2000, filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000.
Exhibit 10.24 Employment Agreement entered into between Sarah Garvin and Dynacq
              International, Inc.
Exhibit 10.25 Employment Agreement entered into between Irvin T. Gregory and
              Dynacq International, Inc.
Exhibit 10.26 Purchase Agreement entered into by and among Dynacq International,
              Inc. and Charis Hospital, LLC.
Exhibit 21.1 Listing of subsidiaries of Dynacq International, Inc., filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000.
Exhibit 23.1  Consent of KenWood & Associates, P.C.

        (b)   There have been no reports filed on Form 8-K.

                                  SIGNATURES
                                  ----------


     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Dynacq International, Inc.



                                   By: /s/ Chiu M. Chan
                                       ------------------------------------
                                          Chiu M. Chan, President


                          ___________________________

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                     Date
---------                     -----                                     ----
 /s/ Chiu M. Chan             Chairman of the Board, CEO,               November 27, 2001
-----------------------
Chiu M. Chan                  President, and Secretary


 /s/ Philip S. Chan           Director, Vice President - Finance,       November 27, 2001
-----------------------
Philip S. Chan                CFO, and Treasurer


 /s/ Stephen L. Huber         Director                                  November 27, 2001
-----------------------
Stephen L. Huber


 /s/ Earl R. Votaw            Director                                  November 27, 2001
-----------------------
Earl R. Votaw

                          DYNACQ INTERNATIONAL, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                          Years Ended August 31, 2001
                              and August 31, 2000

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                     INDEX


A.  Financial Statements                                                    Page
    --------------------                                                    ----

    Report of Independent Public Accountants                                F-2

    Consolidated Balance Sheet as of August 31, 2001                        F-3

    Consolidated Statements of Income for the Years Ended
     August 31, 2001 and 2000                                               F-4

    Consolidated Statements of Changes in Stockholders' Equity for the
     Years Ended August 31, 2001 and 2000                                   F-5

    Consolidated Statements of Cash Flows for the Years Ended
     August 31, 2001 and 2000                                               F-6

    Notes to Consolidated Financial Statements                              F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors
Dynacq International, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Dynacq International, Inc. and its subsidiaries (the "Company") as of August 31, 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended August 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2001, and the results of its operations and its cash flows for the years ended August 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.




Sugar Land, Texas                                    KenWood & Associates, P.C.
November 26, 2001

                                                      DYNACQ INTERNATIONAL, INC.
                                                      Consolidated Balance Sheet
                                                                 August 31, 2001

ASSETS
    Current assets:
      Cash and cash equivalents                                            $        5,031,614
      Accounts receivable, net                                                     18,993,648
      Inventories                                                                     511,248
      Prepaid expenses                                                                109,993
      Due from related parties                                                      1,585,000
      Deferred tax assets                                                              71,000
                                                                           ------------------

        Total current assets                                                       26,302,503

    Property and equipment, net                                                    10,497,730

    Other assets, net                                                                 130,890
                                                                           ------------------

        Total assets                                                       $       36,931,123
                                                                           ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Current maturities of long-term debt                                 $          228,697
      Accounts payable                                                                798,787
      Accrued liabilities                                                             725,412
      Income taxes payable                                                          3,246,620
                                                                           ------------------

        Total current liabilities                                                   4,999,516

    Noncurrent liabilities:
      Long-term debt, net of current maturities                                       519,075
      Negative goodwill, net                                                          332,581
      Deferred income taxes                                                            29,000
                                                                           ------------------

        Total noncurrent liabilities                                                  880,656

    Commitments and contingencies                                                           -

    Minority interests                                                              3,505,769

    Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares authorized;
        none issued or outstanding                                                          -
      Common stock, $.001 par value, 300,000,000 shares authorized;
        16,266,331 shares issued                                                       16,266
      Additional paid-in capital                                                    6,690,042
      Retained earnings                                                            22,445,443
      Treasury stock; 1,599,984 shares at cost                                     (1,190,507)
      Deferred compensation                                                          (416,062)
                                                                           ------------------

           Total stockholders' equity                                              27,545,182
                                                                           ------------------

           Total liabilities and stockholders' equity                      $       36,931,123
                                                                           ==================

  The accompanying notes are an integral part of the consolidated financial statements

                                                      DYNACQ INTERNATIONAL, INC.
                                               Consolidated Statements of Income
                                    For the Years Ended August 31, 2001 and 2000

                                                        2001           2000
                                                        ----           ----
Revenues:
    Net patient service revenue:
      Clinic and outpatient surgical                $ 17,798,282   $ 15,394,954
      Emergency and inpatient surgical                23,328,310      7,410,621
      Infusion therapy                                   572,468      1,356,650
                                                    ------------   ------------
        Total net patient service revenue             41,699,060     24,162,225
    Physician practice management                      2,104,559      1,870,216
                                                    ------------   ------------

        Total revenues                                43,803,619     26,032,441

Costs and expenses:
    Compensation and benefits                          5,954,061      4,344,977
    Medical supplies                                   9,299,835      4,481,487
    Contract payments to physicians                    2,291,705      1,225,980
    Depreciation and amortization                        813,143        780,890
    Rent and occupancy                                   244,225        153,940
    Provision for uncollectible accounts                  58,259         60,585
    Other general and administrative expenses          7,156,719      4,830,564
                                                    ------------   ------------

        Total costs and expenses                      25,817,947     15,878,423
                                                    ------------   ------------

Income from operations                                17,985,672     10,154,018
                                                    ------------   ------------
Other income:
    Rent and other income                                352,114        388,299
    Interest income                                      299,901        111,042
    Interest expense                                     (60,129)      (126,501)
                                                    ------------   ------------

        Total other income                               591,886        372,840
                                                    ------------   ------------

Income before income taxes and minority interests     18,577,558     10,526,858

Provision for income taxes                             5,040,000      3,861,000
                                                    ------------   ------------

Net income before minority interests                  13,537,558      6,665,858

Minority interests in earnings                        (2,476,750)      (807,452)
                                                    ------------   ------------

Net income                                          $ 11,060,808   $  5,858,406
                                                    ============   ============

Basic earnings per common share                     $       0.76   $       0.43
                                                    ============   ============

Diluted earnings per common share                   $       0.75   $       0.41
                                                    ============   ============

Weighted average common shares-basic                  14,614,692     13,489,586
                                                    ============   ============

Weighted average common shares-diluted                14,673,775     14,268,390
                                                    ============   ============

   The accompanying notes are an integral part of the consolidated financial statements

                                                      DYNACQ INTERNATIONAL, INC.
                      Consolidated Statements of Changes in Stockholders' Equity
                                    For the Years Ended August 31, 2001 and 2000

--------------------------------------------------------------------------------

                                                            Treasury Stock,    Additional
                                        Common Stock           at Cost           Paid-In     Retained    Deferred
                                        ------------           -------
                                      Shares    Amount    Shares     Amount      Capital     Earnings   Compensation      Total
                                      ------    ------    ------     ------      -------     --------   ------------      -----
Balance, August 31, 1999             3,606,628 $ 3,607   371,017 $   (729,847) $ 3,552,761 $  5,537,881  $        -    $  8,364,402

Restricted stock issued
   for services                         47,500      47         -            -      189,953            -           -         190,000

Restricted stock issued
   for compensation                     37,600      38                             150,362                        -         150,400

Restricted stock issued
   on exercise of options              263,000     263         -            -      416,737            -           -         417,000

Stock dividend                       3,704,128   3,704   375,184            -            -       (3,704)          -               -

Treasury stock acquired, net                 -       -    48,191     (411,699)           -            -           -        (411,699)

Net income                                   -       -         -            -            -    5,858,406           -       5,858,406
                                    ---------- ------- --------- ------------  ----------- ------------  ----------    ------------

Balance, August 31, 2000             7,658,856 $ 7,659   794,392 $ (1,141,546) $ 4,309,813 $ 11,392,583  $        -    $ 14,568,509

Restricted stock issued
   for acquisitions                     65,751      66         -            -      617,152            -           -         617,218

Restricted stock issued
   for compensation                     20,620      20         -            -      173,042            -           -         173,062

Restricted stock issued
   on exercise of options              572,878     573         -            -    1,069,635            -           -       1,070,208

Stock dividend                       7,948,226   7,948   799,992            -            -       (7,948)          -               -

Treasury stock acquired, net                 -       -     5,600      (48,961)           -            -           -         (48,961)

Net income                                   -       -         -            -            -   11,060,808           -      11,060,808

Deferred compensation
   recognized for options granted            -       -         -            -      520,400            -    (520,400)              -

Deferred compensation
   amortization                              -       -         -            -            -            -     104,338         104,338

                                    ---------- ------- --------- ------------  ----------- ------------  ----------    ------------
Balance, August 31, 2001            16,266,331 $16,266 1,599,984 $ (1,190,507) $ 6,690,042 $ 22,445,443  $ (416,062)   $ 27,545,182
                                    ========== ======= ========= ============  =========== ============  ==========    ============

  The accompanying notes are an integral part of the consolidated financial statements

                                                      DYNACQ INTERNATIONAL, INC.
                                           Consolidated Statements of Cash Flows
                                    For the Years Ended August 31, 2001 and 2000

                                                                                   2001                2000
                                                                                   ----                ----
Cash flows from operating activities:
Net income                                                                    $   11,060,808      $    5,858,406
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                    813,143             780,890
    Provision for uncollectible accounts                                              58,259              60,585
    Deferred income taxes, net                                                      (858,000)            (13,000)
    Minority interests                                                             2,476,750             807,452
    Expense related to stock issued for compensation                                 173,062             150,400
    Deferred compensation amortization                                               104,338                   -
    Changes in operating assets and liabilities:
      Accounts receivable                                                        (10,352,299)         (4,074,699)
      Other receivables                                                                    -              32,625
      Inventories                                                                   (139,279)           (315,100)
      Prepaid expenses                                                              (109,993)                  -
      Accounts payable                                                              (327,283)            294,575
      Accrued liabilities                                                             43,897            (465,230)
      Income taxes payable                                                          (133,686)          2,343,000
                                                                              --------------      --------------

      Net cash provided by operating activities                                    2,809,717           5,459,904
                                                                              --------------      --------------

Cash flows from investing activities:
    Purchases of property and equipment                                           (1,163,472)         (1,326,679)
    Repayment of notes receivable                                                          -              75,000
    Acquisitions of Surgi+Group and Piney Point                                   (1,008,333)                  -
    Due from related parties                                                      (1,175,000)           (410,000)
    Other assets                                                                     (66,353)             (2,953)
                                                                              --------------      --------------

      Net cash used in investing activities                                       (3,413,158)         (1,664,632)
                                                                              --------------      --------------

Cash flows from financing activities:
    Principal payments on long-term debt                                            (537,715)           (268,657)
    Proceeds from long-term debt                                                     600,000                   -
    Repayment of notes payable                                                             -            (250,000)
    Proceeds from common stock issuance                                                    -             190,000
    Proceeds from exercise of stock options                                        1,070,208             417,000
    Acquisition of treasury stock, net                                               (48,961)           (411,699)
    Contributions from minority interests                                            300,000                   -
    Purchase of minority interests                                                   (50,000)           (333,928)
                                                                              --------------      --------------

      Net cash provided (used) by financing activities                             1,333,532            (657,284)
                                                                              --------------      --------------

      Net increase in cash and cash equivalents                                      730,091           3,137,988

Cash and cash equivalents at beginning of year                                     4,301,523           1,163,535
                                                                              --------------      --------------

Cash and cash equivalents at end of year                                      $    5,031,614      $    4,301,523
                                                                              ==============      ==============

  The accompanying notes are an integral part of the consolidated financial statements

                                                      DYNACQ INTERNATIONAL, INC.
                                           Consolidated Statements of Cash Flows
                                    For the Years Ended August 31, 2001 and 2000
________________________________________________________________________________

                                                                                   2001                2000
                                                                                   ----                ----
Supplemental cash flow disclosures:
    Cash paid during year for:
      Interest                                                                $       74,724      $      169,117
      Income taxes                                                            $    6,057,347      $    1,521,000
    Noncash investing and financing activities:
      Deferred compensation recognized for options granted                    $      520,400      $            -
      Stock dividend issued                                                   $        7,948      $        3,704
      Stock issued for acquisition of Surgi+Group                             $      380,000      $            -
      Stock issued for acquisition of Piney Point                             $      141,667      $            -
      Stock issued for purchase of minority interests                         $       95,551      $            -
      Fair value of minority interests purchased
        in excess of cash paid and stock issued                               $      364,101      $      733,654

  The accompanying notes are an integral part of the consolidated financial statements

NOTE 1. CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Business and Organization

   Dynacq International, Inc.'s (the "Company") business operations include a general acute hospital, outpatient surgical centers, a medical office complex, the management of physician practices, and home infusion health care services and supplies, all located in the Houston metropolitan area.

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

   On July 28, 1992, the Company completed the sale of 11,250,000 shares of its "restricted" common stock to several investors for a total purchase price of $2 million. As part of this recapitalization of the Company, the authorized number of common shares was increased from 50 to 300 million and three holders of "restricted" stock returned a total of 1,237,500 shares to the Company's treasury.

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

   In August 1994, the Company consummated the acquisition of approximately 65% of the outstanding stock of Vista Healthcare, Inc. ("Vista"), which operates a medical clinic and outpatient surgical center in Pasadena, Texas. The Company issued 716,372 shares of its common stock in a transaction valued at $1,289,461. This acquisition, which was accounted for as a purchase, resulted in the recording of excess costs over net assets acquired totaling $230,717. In 1994, the Company commenced construction of a new medical office building (adjacent to the Vista facility) that was completed in 1995 at a total cost of approximately $1,925,000. Several of the existing physician-minority shareholders of Vista relocated their offices to the new facility.

   In September 1994, the Company formed Doctors Practice Management, Inc. ("DPMI") to provide fee based practice management services to physicians and to assist in consolidating medical providers into integrated delivery systems.

NOTE 1. CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  In November 1997, Aso Medical, Inc. ("ASO") was formed as a wholly owned subsidiary of DPMI to provide billing and related services to physicians. ASO had no operations during 2001 and 2000.

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

  On February 11, 2000, Texas Gulf Coast Surgical Care Center, L.L.C. ("Gulf Coast") was renamed Vista Land and Equipment, L.L.C. ("Vista Land"), a Texas limited liability company. Gulf Coast was organized by the Company in October 1998. The Company has a 100% membership interest in Vista Land that holds substantially all of the Company's property and equipment.

  During December 2000, DII New Corp ("New Corp") was incorporated in the state of Texas for the purpose of acquiring Surgi+Group, Inc. ("Surgi+Group"). New Corp is a wholly owned subsidiary of the Company.

  On February 27, 2001, the Company's Board of Directors approved a 100% stock dividend of the Company's common stock to shareholders of record as of March 12, 2001. All references to number of shares, except shares authorized, weighted average shares outstanding, per share amounts, option shares, and exercise prices included in the accompanying consolidated financial statements and related footnotes reflect the stock dividend and its retroactive effect.

  During March 2001, DPMI organized Vista Surgical Center West, L.L.C. ("Vista Surgical"), a Texas limited liability company, for the purpose of acquiring and operating Piney Point Surgery Center ("Piney Point"). Vista Surgical is a fully operational ambulatory surgical center in Houston, Texas. DPMI has a 70% membership interest in Vista Surgical.

NOTE 1. CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NOTE 1. CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

D.  Stock-Based Compensation

    The Company accounts for employee stock options under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and has adopted the "disclosure only" alternative described in Statement of Financial Accounting Standards No. 123, "Accounting for the Stock-Based Compensation" ("SFAS 123"), which requires proforma disclosure of compensation expense using a fair value based method of accounting for stock-based compensation plans.

E.  Cash and Cash Equivalents

    The Company considers all highly liquid investments with maturity of three months or less as cash equivalents. At August 31, 2001, cash equivalents were composed primarily of investments in money market funds.

F.  Inventories

    Inventories are valued at the lower of cost or market with substantially all stated at the first-in, first-out (FIFO) method.

G.  Property and Equipment

    Land, buildings and improvements, furniture, fixtures and equipment are stated at cost. Ordinary maintenance and repairs are charged to income as incurred. Expenditures, which extend the physical or economic life of the assets, are capitalized and depreciated. Gains or losses on the disposition of assets sold are recognized in income and the related asset and accumulated depreciation accounts are adjusted accordingly.

    Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 39 years. The Company provides tax depreciation using various accelerated methods in conformity with the provisions of applicable tax law.

H.  Other Assets

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

J.   Net Negative Goodwill

     Net assets acquired in excess of costs incurred (negative goodwill) from the Vista acquisition and subsequent related purchases of minority interests are amortized on the straight-line basis over a period of 14 years. Costs incurred in excess of net assets acquired (goodwill) from the Surgi+Group and Piney Point acquisitions are amortized on the straight-line basis over a period of 15 years. The amortization of net negative goodwill is included in the consolidated statements of income as a reduction in consolidated depreciation and amortization. For the years ended August 31, 2001 and 2000, amortization expense was $51,203 and $35,924, respectively

K.   Advertising Costs

     The Company expenses advertising costs as incurred. Amounts expended for the years ended August 31, 2001 and 2000, were approximately $139,287 and $127,403, respectively.

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

M.   Earnings Per Common Share

     Earnings per common share for the years ended August 31, 2001 and 2000, are presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the presentation of primary and fully diluted earnings per share
     (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the years ended August 31, 2001 and 2000, diluted common and common equivalent shares outstanding includes 1,399,060 and 951,532, respectively, of common share equivalents, consisting of stock options, determined under the treasury stock method.

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

O.   Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which, as amended by SFAS No. 137 and No. 138, is effective for financial statements for fiscal years beginning after June 15, 2000, and which will apply to the Company beginning September 1, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption of SFAS 131 did not have a material effect on the Company's current operations.

     On July 20, 2001 the FASB issued two new accounting standards, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations initiated after June 30, 2001 will be accounted for using the purchase method of accounting; the use of the pooling- of-interests method will be prohibited. The adoption of this standard will not have a material effect on the Company's financial position or future results of operations.

     SFAS No. 142 eliminates the amortization of goodwill. Instead, under SFAS No. 142, the carrying amount of goodwill should be tested for impairment at least annually at the reporting unit level, as defined, and will be reduced only if it is found to be impaired or is associated with assets sold or otherwise disposed of. The Statement is effective for fiscal years beginning after December 15, 2001, but early adoption is permitted for companies with a fiscal year beginning after March 15, 2001. The Company will adopt the new standard during its fiscal year ending August 31, 2002. The Company has not determined the impact on its financial position, results of operations or liquidity.

P.   Reclassifications

     Certain accounts in the prior-year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year consolidated financial statements.

NOTE 2.  VISTA HEALTHCARE, INC.

On August 25, 1994, the Company completed the acquisition of approximately 65% of the common stock of Vista in a transaction accounted for as a purchase. Accordingly, the accompanying financial statements reflect the results of operations of Vista for the period subsequent to August 25, 1994. During 1995, the Company sold a portion of its investment in Vista to certain affiliates for $80,000 cash. During 1996, Vista repurchased a portion of its common stock from certain affiliates for $134,958 and resold $20,000 of this stock to an affiliated physician. During 1997, the remaining treasury stock was sold to the Company at Vista's cost of $114,958. During the years ended 1998, 1999, 2000 and 2001, the Company purchased 1.45%, 2.56%, 21.09% and 6.83% respectively of the common stock of Vista for cash of $11,600, $37,000, $333,929 and $50,000. Additionally, $95,551 of the Company's Common Stock was given as consideration during 2001. Consideration paid for the common stock in 1998 and 1999 was approximately the fair value of the interests acquired. The fair value of the minority interests purchased in 2000 and 2001 were $733,654 and $364,101 respectively in excess of the cash and stock consideration paid. As of August 31, 2001, the Company owned approximately 98% of the outstanding common stock of Vista.

                                                      DYNACQ INTERNATIONAL, INC.
                                       Notes to Consolidated Finacial Statements

NOTE 3.  PROPERTY AND EQUIPMENT

At August 31, 2001, property and equipment consisted of the following:

                  Land                                              $   497,110
                  Buildings and improvements                          8,116,634
                  Furniture and fixtures                                489,278
                  Equipment                                           5,445,175
                  Automobile                                             24,125
                                                                    -----------
                                                                     14,572,322

                  Less, accumulated depreciation                     (4,074,592)
                                                                    -----------

                  Net property and equipment                        $10,497,730
                                                                    ===========

For the years ended August 31, 2001 and 2000, depreciation expense was $853,770 and $812,239, respectively.

NOTE 4. LONG-TERM DEBT

At August 31, 2001, long-term debt consisted of the following:

                  Note payable to a former shareholder,
                  payable in monthly installments
                  of $10,007, including interest at
                  11.50%, through December 2002,
                  uncollateralized.                                 $   147,772

                  Note payable to a financing company
                  payable at variable monthly installments,
                  including variable interest of 2.30%
                  plus the "Dealer Commercial Paper" rate,
                  through July 2006, collateralized by the
                  property and equipment of the Company.                600,000
                                                                    -----------
                                                                        747,772

                  Less, current maturities                             (228,697)
                                                                    -----------
                                                                    $   519,075
                                                                    ===========

The aggregate principal payments on long-term debt subsequent to August 31, 2001, are as follows:

                         Year ending August 31,
                                 2002                               $   228,697
                                 2003                                   159,075
                                 2004                                   120,000
                                 2005                                   120,000
                                 2006                                   120,000
                                                                    -----------

                         Total                                      $   747,772
                                                                    ===========

NOTE 5. INCOME TAXES

The provision for income tax expense consisted of the following at August 31:

                                                         2001          2000
                                                         ----          ----
          Current tax expense:
                  Federal                             $5,424,000     $3,599,000
                  State                                  474,000        275,000
                                                      ----------     ----------
                  Total current                        5,898,000      3,874,000
          Deferred tax expense (benefit):
                  Federal                               (795,000)       (12,000)
                  State                                  (63,000)        (1,000)
                                                      ----------     ----------
                  Total deferred                        (858,000)       (13,000)
                                                      ----------     ----------

          Total                                       $5,040,000     $3,861,000
                                                      ==========     ==========

For the year ended August 31, 2001, the Company and its subsidiaries plan to complete the conversion from the cash method of accounting to the accrual method of accounting for the income tax returns purposes. Deferred taxes arise primarily due to the use of the cash basis for tax reporting and the related conversion to the accrual basis, the use of the specific charge-off method for tax reporting, and accelerated methods of computing depreciation for tax purposes. The components of the provision for deferred income taxes, at August 31, were as follows:

          Applicable to:
          -------------
          Cash basis of accounting for federal
          income tax purposes.                        $(678,000)     $(159,000)

          Use of reserve for bad debts for
          financial reporting and specific
          charge-off method for tax reporting.          (22,000)       (22,000)


          Special allocation of interest
          in partnership operations.                   (163,000)       163,000


          Difference in methods of computing
          depreciation for tax and financial
          reporting purposes and other.                   5,000          5,000
                                                      ---------      ---------
                                                      $(858,000)     $ (13,000)
                                                      =========      =========

Significant components of the Company's deferred tax liabilities and assets, at August 31, 2001, were as follows:

                                                       Current      Noncurrent
                                                       -------      ----------
          Deferred tax liabilities:
            Basis in property and equipment           $       -     $  (29,000)
          Deferred tax assets
            Reserve for bad debts                        71,000              -
                                                      ---------     ----------

          Net asset (liability)                       $  71,000     $  (29,000)
                                                      =========     ==========

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements
________________________________________________________________________________

NOTE 5. INCOME TAXES (continued)

The following table reconciles the Federal statutory income tax rate and the Company's effective income tax rate:

                                                         2001            2000
                                                         ----            ----
     Provision for income taxes at federal
      statutory rate                                     34.0%           34.0%

     State tax provision, net of federal
      benefits                                            3.0             3.0

     Minority interest in income of partnership          (5.4)            (.1)

     Tax benefit of non-qualified stock option           (4.7)              -
     Other differences                                    2.9             (.2)
                                                         ----            ----
     Effective tax rate                                  29.8%           36.7%
                                                         ====            ====

NOTE 6. RELATED PARTY TRANSACTIONS

The Company leases to its President his personal residence at a monthly rate of $1,400. Total rent income for the years ended August 31, 2001 and 2000, was $16,800 for each year.

During 2001 and 2000, the Company advanced $975,000 and $410,000, respectively to the minority member of Vista Medical. Additionally, the Company advanced $200,000 during 2001 to the minority member of Vista Surgical. The advances, which are included in due from related parties in the accompanying consolidated balance sheet, will be repaid from the current earnings of Vista Medical and Vista Surgical.

Due to the legislative requirements concerning the practice of medicine in the state of Texas, the Company has entered into agreements with various Professional Associations and individual doctors (the "Physicians") for the services of physicians. The Physicians provide services to third parties and, after covering the costs associated with the Physicians, remit proceeds to the Company for management services. The structure of the agreements between the Company for its clinic and the Physicians require that all income be paid to the Company for management services or to the physicians for compensation. The accompanying financial statements reflect transactions with the Physicians on a basis as if the Company and Physicians were "combined" or "consolidated" as revenues reflect all clinic revenues billed to patients and expenses reflect compensation incurred to the Physicians.

NOTE 7. CAPITAL STOCK

During 2000, the Company issued 190,000 shares of restricted common stock to a vendor as settlement of a $190,000 liability. On January 10, 2000, the Company issued 3,704,128 common shares as a 100% stock dividend. Additionally during 2000, the Company issued 75,200 shares of restricted common stock with a fair market value of $150,400 as employee bonuses.

During 2001, the Company issued 20,620 shares of restricted common stock with a fair market value of $173,062 as employee bonuses. Additionally during 2001, the Company issued 24,983 restricted common shares with a fair market value of $95,551 for the acquisition of Vista minority shareholders. In February 2001, the Company issued 27,942 restricted common shares with a fair market value of $380,000 for the acquisition of Surgi+Group along with 12,826 restricted common shares with a fair market value of $141,667 as a success fee for the acquisition of Piney Point. On March 12, 2001, the Company issued 7,948,226 common shares as a 100% stock dividend.

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements
________________________________________________________________________________

NOTE 7.  CAPITAL STOCK (continued)

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

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 is effective for fiscal years beginning after December 15, 1995 and allows for the option of continuing to account for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, or selecting the fair value method of expense recognition as described in SFAS 123. The Company has elected to follow APB 25 in accounting for its stock option plans. The total compensation expense associated with stock options granted in 2001 and 2000 was $6,382,496 and $379,847, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000, respectively: risk-free interest rates of 6.00% and 6.07%; dividend yield of zero as the Company has not paid and does not anticipate paying any dividends in the future; volatility factors of the expected market price of the Company's common stock of 0.95 and 1.64; and a weighted-average expected life of the options of three years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The Company's pro forma information follows:

                                                                     2001                 2000
                                                                     ----                 ----
     Net income available for common stock as reported            $11,060,808           $5,858,406
     SFAS No. 123 effect                                           (4,699,200)            (675,011)
                                                                  -----------           ----------

     Pro forma net income available for common stock              $ 6,361,608           $5,183,395

     Pro forma basic earnings per share                           $      0.44           $     0.39
     Pro forma diluted earnings per share                         $      0.43           $     0.37


NOTE 7.  CAPITAL STOCK (continued)

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements
________________________________________________________________________________

The following is a summary of the Company's stock option activity and related information for the years ended August 31, 2001 and 2000:

                                                                                          Weighted Average Price
                                                                 Number of Shares       Date of Grant or Exercise
                                                                 ----------------       -------------------------
     Outstanding at August 31, 1999                                         1,302,532                         0.66
          Options Granted                                                     200,000                         2.00
          Options Exercised                                                  (551,000)                        0.71
          Options Canceled                                                          -                            -
                                                                           ----------                        -----
     Outstanding at August 31, 2000                                           951,532                         0.92
                                                                           ----------                        -----
          Options Granted                                                   1,138,980                         4.44
          Options Exercised                                                  (691,452)                        1.17
          Options Canceled                                                          -                            -
                                                                           ----------                        -----
     Outstanding at August 31, 2001                                         1,399,060                        $3.65
                                                                           ==========                        =====

     Options exercisable at year-end                                        1,399,060                        $3.65

     Weighted-average fair value of options granted
      during the year                                                      $     4.44

The following table summarizes information about the Company's stock options at August 31, 2001:

                                     Options Outstanding and Exercisable
--------------------------------------------------------------------------------------------------------------
                                                              Weighted-Average
           Range of                                              Remaining               Weighted-Average
        Exercise Prices                  Number               Contractual Life            Exercise Price
        ---------------                  ------               ----------------            --------------
            $ 1 - 2                      303,247                    2.77                       $0.81
            $ 3 - 5                    1,095,813                    4.33                       $4.44
                                       ---------
            $ 1 - 5                    1,399,060                    3.99                       $3.65
                                       =========

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements
________________________________________________________________________________

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its facilities and equipment under operating leases with net aggregate future lease payments of $272,613 at August 31, 2001, payable as follows:

                     Year ending August 31,
                              2002                           $ 53,886
                              2003                             56,627
                              2004                             56,627
                              2005                             56,627
                              2006                             45,341
                              2007                              3,505
                                                             --------
                    Total at August 31, 2001                 $272,613
                                                             ========

Rent expense related to its facilities and equipment leases, for the years ended August 31, 2001 and 2000, was $113,826 and $97,243, respectively.

The Company also leases corporate office space under an operating lease on a month-to-month basis. Rent expense for its corporate lease was $15,432 for each of the years ended August 31, 2001 and 2000.

In addition, the Company pays certain operating leases on behalf of the physicians being managed by Doctors Practice Management, Inc. For the years ended August 31, 2001 and 2000, total physicians' operating lease expenses were $114,967 and $41,265, respectively.

Total rent expenses, including those physicians' operating leases paid by the Company, for the years ended August 31, 2001 and 2000, was approximately $244,225 and $153,940, respectively.

Other Risks

The Company maintains insurance for automobile, general liability, property loss, and medical malpractice claims. Management does not believe the Company's exposure to medical malpractice is significant, and is not aware of any pending or potential claims against the Company.

NOTE 9.  SUPPLEMENTARY INFORMATION

At August 31, 2001, the detail of certain balance sheet accounts was as follows:

     Accounts receivable:
      Trade, net of contractual adjustments                  $19,172,466
      Other                                                       13,977
                                                             ------------
                                                              19,186,443
      Less, allowance for doubtful accounts                     (192,795)
                                                             ------------
                                                             $18,993,648
                                                             ============
     Accrued liabilities:
      Compensation to physicians                             $   380,696
      Wages and payroll taxes                                     93,650
      Property taxes                                             244,111
      Other                                                        6,955
                                                             ------------
                                                             $   725,412
                                                             ===========

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements
________________________________________________________________________________

NOTE 10. CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash investments and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of FDIC insurance limits; however, management believes that these financial institutions are of high quality and the risk of loss is minimal. As is customary in the health care business, the Company has trade accounts receivable from various private insurers, and the balance due from a particular insurer at any point in time may be in excess of the allowance for doubtful accounts. The Company does not request collateral from its customers and continually monitors its exposure for credit losses and maintains allowances for anticipated losses. Trade receivables from private insurers are normally in excess of 90% of the total trade receivables at any point in time.

The carrying amounts of cash and cash equivalents, short-term investments, receivables, notes payable and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying amounts of the Company's long-term borrowings, at August 31, 2001 and 2000, approximate their fair value.

NOTE 11. SEGMENT AND RELATED INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131 during the fiscal year ended August 31, 1999. The Company has five reportable segments: infusion therapy, physician practice management, emergency and inpatient surgical center, clinic and outpatient surgical center, and property and equipment holding, which was added in 2000. The infusion therapy segment's business principally involves the administration of physician-prescribed nutrients, antibiotics or other medicines to cancer patients in their homes. The physician practice management segment provides office space and fee-based management services to physicians. The emergency and inpatient surgical center segment is comprised of a forty-two bed hospital that provides a wide range of medical services including major surgical cases which require hospitalization. The clinic and outpatient surgical center segment provides outpatient surgical facilities, contracted X-ray diagnostic services and full service laboratory testing. The property and equipment holding segment has acquired all of the fixed assets of the emergency and inpatient surgical center segment and the clinic and outpatient surgical center segment.

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

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements
________________________________________________________________________________

NOTE 11.  SEGMENT AND RELATED INFORMATION (continued)

Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                                    Physician    Emergency and     Clinic and     Property and
                                       Infusion     Practice       Inpatient       Outpatient      Equipment
                                       Therapy     Management   Surgical Center  Surgical Center    Holding       Totals
                                       -------     ----------   ---------------  ---------------    -------       ------
               2001
               ----
Revenues from external customers      $  572,468   $ 2,104,559      $23,328,310      $17,798,282   $ 2,976,889  $46,780,508
Intersegment revenues                          -    16,629,536                -                -     2,903,000   19,532,536
Interest revenue                             867       132,385          119,587          141,580         8,282      402,701
Interest expense                         127,640             -                -           35,289             -      162,929
Depreciation and amortization                  -        65,442                -            9,297       738,404      813,143
Income tax expense                             -     2,420,490                -        2,164,263       455,247    5,040,000
Segment assets                           726,726     9,762,544       13,818,634       13,876,916    11,764,572   49,949,392
Expenditures for segment assets                -        18,878                -                -     1,311,598    1,330,476
Segment profit                          (258,659)    1,705,525        7,193,259        4,130,192       767,241   13,537,558
               2000
               ----
Revenues from external customers      $1,356,650   $ 1,870,216      $ 7,410,621      $15,394,954   $    45,000  $26,077,441
Intersegment revenues                    795,000    13,871,519                -                -       960,000   15,626,519
Interest revenue                          15,527        60,269           20,907          134,500            64      231,267
Interest expense                         157,276        37,099                -           52,351             -      246,726
Depreciation and amortization            192,133        57,042                -           61,151       470,564      780,890
Income tax expense                        75,000     1,654,000          709,000        1,413,000        10,000    3,861,000
Segment assets                           563,902     8,316,646        5,103,347       10,263,699     9,539,521   33,787,115
Expenditures for segment assets                -         8,926          555,849           84,770       677,134    1,326,679
Segment profit                           172,906     2,854,360        1,223,010        2,397,412        18,170    6,665,858

The following table provides a reconciliation of the reportable segments' revenues, profit/(loss), assets, and other significant items to the consolidated totals.

                                                       2001            2000
                                                   -----------     -----------
REVENUES:
---------
Total revenues for reportable segments             $46,780,508     $26,077,441
Elimination of rent and other income                (2,976,889)        (45,000)
                                                   -----------     -----------
  Consolidated total revenues                      $43,803,619     $26,032,441
                                                   ===========     ===========


PROFIT:
-------
Total profit for reportable segments               $13,537,558     $ 6,665,858
Elimination of minority interests                   (2,476,750)       (807,452)
                                                   -----------     -----------
  Consolidated net income                          $11,060,808     $ 5,858,406
                                                   ===========     ===========

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements
________________________________________________________________________________

NOTE 11. SEGMENT AND RELATED INFORMATION (continued)

ASSETS:
-------
Total assets for reportable segments                           $ 49,949,392            $ 33,787,115
Elimination of intercompany accounts and other                  (13,018,269)            (10,740,874)
                                                               ------------            ------------
     Consolidated total assets                                 $ 36,931,123            $ 23,046,241
                                                               ============            ============

OTHER SIGNIFICANT ITEMS:
------------------------
Interest income                                                $    402,701            $    231,267
Elimination of intersegment income                                 (102,800)               (120,225)
                                                               ------------            ------------
     Consolidated interest income                              $    299,901            $    111,042
                                                               ============            ============

Interest expense                                               $    162,929            $    246,726
Elimination of intersegment expense                                (102,800)               (120,225)
                                                               ------------            ------------
     Consolidated interest expense                             $     60,129            $    126,501
                                                               ============            ============

The Company's revenues and long-lived assets are derived and domiciled from a customer base located solely in the United States.

NOTE 12. BUSINESS COMBINATIONS

On February 1, 2001, the Company acquired Surgi+Group in a business combination accounted for as a purchase. Prior to the acquisition, Surgi+Group was a privately held surgery center development company. To culminate this transaction, the Company issued 27,942 shares of its restricted common stock, issued under Rule 144, valued at $380,000 and paid no cash to Surgi+Group. Goodwill in the approximate amount of $360,000 resulted from this transaction. The acquisition of Surgi+Group gives Dynacq access to surgery center acquisition and development opportunities previously developed by Surgi+Group. The purchase agreement allows for specific success fees to be paid to the former shareholders of Surgi+Group based on certain acquisition and development opportunities, initiated prior to the acquisition by Dynacq, that are executed within the first eighteen months subsequent to acquisition.

On March 22, 2001, the Company acquired Piney Point in a business combination accounted for as a purchase. To culminate the transaction, the Company paid $1,000,000 in cash. The acquisition of Piney Point, developed from opportunities achieved through the Surgi+Group acquisition, provides Dynacq with a fully operational ambulatory surgical center containing two surgical suites, patient treatment and recovery areas and physician clinical space. As a result of the acquisition, Dynacq paid the former shareholders of Surgi+Group a success fee worth $170,000 through a combination of cash and restricted common stock. Goodwill in the approximate amount of $170,000 resulted from this transaction, primarily as a result of the success fee paid to the Surgi+Group former shareholders.

NOTE 13. SUBSEQUENT EVENTS

On September 1, 2001, the Company purchased 20.0% of the remaining 30.0% minority interest in Vista Medical from Halcyon Medical, L.L.C. ("Halcyon") for $240,000 in cash. The transaction reduced Halcyon's ownership percentage in Vista Medical by 66.6%, which leaves the total minority interest in Vista Medical held by Halcyon at 10.0%.

                                                      DYNACQ INTERNATIONAL, INC.
                                      Notes to Consolidated Financial Statements
________________________________________________________________________________

NOTE 13. SUBSEQUENT EVENTS (continued)

On October 16, 2001, the Company restructured its debt facility with Merrill Lynch Financial Services by adding a $7,400,000 line of credit and replacing the existing $600,000 note payable with a $600,000 line of credit. Both line of credit facilities have a variable interest rate of 2.30% plus the "Dealer Commercial Paper" rate and are available to Dynacq until October 16, 2011.

On November 7, 2001, the Company acquired Charis Hospital ("Charis") in Baton Rouge, LA for $3,400,000 in cash. Prior to acquisition, the facility had ceased operations as the hospital facility was being liquidated in bankruptcy proceedings. The Company only acquired the land and the building in the purchase. Management intends to renovate the 50,000-square foot facility into a surgical hospital with 50 private patient rooms and a newly constructed 20,000-square foot surgical suite containing multiple operating rooms, intensive care unit and pre- and post-operative beds. The facility will be renamed Vista Surgical Hospital of Baton Rouge.

                                 Exhibit Index

Exhibit Number  Exhibit Description
--------------  -------------------


Exhibit 2.1 Stock Sale Agreement, dated July 21, 1992, pertaining to a change in control of Dynacq International, Inc. which was previously filed in and is incorporated herein by this refrence to, the Company's Registration Statement on Form 10, File No. 0-20554
Exhibit 2.2 Exchange Agreement by and among Dynacq International, Inc., Vista Healthcare, Inc. and certain Vista shareholders which was previously filed in, and is incorporated by this reference to, the Company's Current Report on Form 8-K, dated August 4, 1994.
Exhibit 3.1 Articles of Incorporation, filed June 16, 1989, which were previously filed in, and are hereby incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-20554.
Exhibit 3.2 Amendment to Articles of Incorporation, filed February 12, 1992, which was previously filed in, and is hereby incorporated by reference to, the Company's Registration Statement on Form 10, File No. 0-20554.
Exhibit 3.3 Amendment to Articles of Incorporation, filed July 20, 1992, which was previously filed in, and is hereby incorporated by reference to, the Company's Registration Statement on Form 10, File No. 0-20554.
Exhibit 3.4 Amendment to Articles of Incorporation filed February 10, 1998, filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998.
Exhibit 3.5 Bylaws (amended August 1, 1995), which were previously filed in and are hereby incorporated by reference to the Company's Amended Form 10-K for fiscal 1995 dated May 1, 1996.
Exhibit 10.1 1995 Incentive Stock Option Plan for Employees and Employee Directors, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.
Exhibit 10.2 1995 Non-Qualified Stock Option Plan for Consultants and Non-Employee Directors, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.
Exhibit 10.3 Full Service Facility and Management Agreement between DPMI and JCW Medical Associates, P.A. dated May 1, 1996, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.
Exhibit 10.4 Full Service Management Agreement between DPMI and Ping S. Chu, M.D., dated March 1, 1996, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.
Exhibit 10.5 Full Service Facility and Management Agreement dated October 1, 1996 by and between Milton Kirkwood, D.O. and DPMI, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.
Exhibit 10.6 Asset Purchase Agreement and Bill of Sale dated October 22, 1997 by and between Medtek Management, Inc. and DPMI, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.
Exhibit 10.7 Asset Purchase Agreement dated November 13, 1997 by and among DPMI, Kirkwood Medical Associates, P.A., Milton E. Kirkwood, D.O., Ron Kirkwood, D.O., and John Kirkwood, D.O., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.
Exhibit 10.8 Lease Agreement effective July 1, 1996 by and between DPMI as Tenant and the City of Pasadena as Landlord relating to 3,000 square feet of office space in Pasadena, Texas, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.
Exhibit 10.9 Lease Agreement dated November 1, 1997 by and between DPMI as Landlord and Kirkwood Medical Associates as Tenant relating to approximately 9,200 square feet of office space located at 4301A Vista Road, Pasadena, Texas, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.
Exhibit 10.10 Amendment No. 1 effective September 1, 1996 to the Full Service Management Agreement between DPMI and Ping S. Chu, M.D. dated March 1, 1996, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.

Exhibit 10.11 Amendment No. 1 effective September 1, 1996 to Full Service Facility and Management Agreement between DPMI and JCW Medical Associates, P.A. dated May 1, 1996, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.
Exhibit 10.12 Office/Surgical Care Center Lease Agreement dated September 1, 1998, between the Company as Landlord and Vista as Tenant, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
Exhibit 10.13 Management Support and Marketing Agreement dated October 1, 1998, by and between DPMI and Ultramed, L.C., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
Exhibit 10.14 Full Service Management Agreement dated October 1, 1998, by and between DPMI and Vista Healthcare, Inc., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
Exhibit 10.15 Real Estate Lien Note dated September 1, 1998, in the principal amount of $1,400,000.00 from the Company to Vista Healthcare, Inc., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
Exhibit 10.16 Warranty Deed with Vendor's Lien from Vista Healthcare, Inc. to the Company dated September 1, 1998, relating to 4.5799 acres of land in Pasadena, Texas, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
Exhibit 10.17   Deed of Trust dated September 1, 1998 from the Company regarding
                4.5799 acres of land in Pasadena, Texas, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
Exhibit 10.18 Hospital Lease Agreement from Dynacq to Vista Community Medical Center, L.L.C. for 23,000 square with annual retails of $57,500 per month for through January 31, 2004, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.
Exhibit 10.19 Dynacq International, Inc.'s Real Estate Lien Note dated September 1, 1998 in the principal amount of $270,000 payable to Vista Healthcare, Inc., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.
Exhibit 10.20 Deed of Trust dated September 1, 1998, from the Company with respect to its real estate properties in Pasadena, Texas, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.
Exhibit 10.21 Regulations of Vista Community Medical Center, L.L.C., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.
Exhibit 10.22 Dynacq International, Inc.'s Year 2000 Stock Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company's Definitive Proxy Statement on
                Schedule 14A filed August 9, 2000.
Exhibit 10.23 Separation Agreement and Consulting Agreement entered into by and among Dynacq International, Inc., Vista Health Care, Inc. and Glenn D. Rodriguez on or about November 28, 2000, filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000.
Exhibit 10.24 Employment Agreement entered into between Sarah Garvin and Dynacq International, Inc.
Exhibit 10.25 Employment Agreement entered into between Irvin T. Gregory and Dynacq International, Inc.
Exhibit 10.26 Purchase Agreement entered into by and among Dynacq International, Inc. and Charis Hospital, LLC.
Exhibit 21.1 Listing of subsidiaries of Dynacq International, Inc., filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000.
Exhibit 23.1    Consent of KenWood & Associates, P.C.