Form 10-Q
period 2001-11-30
DYNACQ INTERNATIONAL INC
filed 2002-01-14
CIK 890908

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

                    or

(_)   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title of Each Class                      Outstanding at  January 4, 2002
Common Stock, $0.001 par value           14,681,236 shares

    Transitional Small Business Disclosure Format (check one)
    Yes ______        No X

PART I. - FINANCIAL INFORMATION
ITEM I. - FINANCIAL STATEMENTS

                       DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS
                                                                               (Unaudited)          (Audited)
                 ASSETS
                                                                               NOVEMBER 30          AUGUST 31
                                                                                   2001                2001
                                                                               ------------        ------------
CURRENT ASSETS:
   Cash and Cash equivalents                                                   $  6,618,941        $  5,031,614
    Accounts receivable, net                                                   $ 17,881,417        $ 18,993,648
     Inventories                                                               $    521,298        $    511,248
     Prepaid expenses                                                          $     84,879        $    109,993
     Due from related parties                                                  $  2,175,000        $  1,585,000
     Deferred tax assets                                                       $     71,000        $     71,000
                                                                               ------------        ------------
Total Current Assets                                                           $ 27,352,535        $ 26,302,503

FIXED ASSETS, NET                                                              $ 13,927,161        $ 10,497,730
OTHER ASSETS, NET                                                              $    121,362        $    130,890
                                                                               ------------        ------------
TOTAL ASSETS                                                                   $ 41,401,058        $ 36,931,123
                                                                               ============        ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable                                                           $    544,690        $    798,787
    Accrued Liabilities                                                        $  1,423,015        $    725,412
    Current Maturities of Long-Term Debt                                       $    192,678        $    228,697
    Income Taxes Payable                                                       $  3,456,300        $  3,246,620
                                                                               ------------        ------------
TOTAL CURRENT LIABILITIES                                                      $  5,616,683        $  4,999,516

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                      $    519,075        $    519,075
DEFERRED INCOME TAXES PAYABLE                                                  $     29,000        $     29,000
NEGATIVE GOODWILL, NET                                                         $    332,581        $    332,581
MINORITY INTERESTS IN SUBSIDIARIES                                             $  4,036,400        $  3,505,769

STOCKHOLDERS' EQUITY:
    Preferred Stock, $0.01 Par Value,  5,000,000 Shares Authorized,
         None Issued or Outstanding                                            $          -        $      -
    Common Stock, $0.001 Par Value, 300,000,000 Shares Authorized,
         16,266,331 Shares Issued                                              $     16,266        $     16,266
    Additional Paid In Capital                                                 $  6,690,042        $  6,690,042
    Retained Earnings                                                          $ 25,823,059        $ 22,445,443
    Treasury Stock: 1,605,984 shares at cost                                   $ (1,272,006)       $ (1,190,507)
    Deferred compensation                                                      $   (390,042)       $   (416,062)
                                                                               ------------        ------------
TOTAL STOCKHOLDERS' EQUITY                                                     $ 30,867,319        $ 27,545,182
                                                                               ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 41,401,058        $ 36,931,123
                                                                               ============        ============

                                            DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENT OF OPERATIONS
                                                            (UNAUDITED)
                                                                                      THREE MONTHS ENDED
                                                                                          NOVEMBER 30
                                                                               ---------------------------------
                                                                                   2001                2000
                                                                               ------------         ------------
NET REVENUES (net of contractual adjustments)                                  $ 13,854,531         $  8,904,528


LESS EXPENSES:
    Contract payments to physicians                                            $    507,764         $    379,666
    Compensation and benefits                                                  $  1,960,906         $  1,076,754
    Medical supplies                                                           $  3,079,445         $  1,316,894
    Other general and administrative expenses                                  $  1,928,957         $  1,452,740
    Depreciation and amortization                                              $    272,756         $    195,520
    Rent and occupancy                                                         $    322,898         $    175,034
    Provision for uncollectible accounts                                       $     41,670         $     17,438
    Interest                                                                   $      6,321         $     17,061
                                                                               ------------         ------------
    Total Expenses                                                             $  8,120,717         $  4,631,107
                                                                               ------------         ------------
NET INCOME FROM OPERATIONS                                                     $  5,733,814         $  4,273,421
LESS PROVISION FOR INCOME TAXES                                                $  1,825,567         $  1,345,328
                                                                               ------------         ------------
NET INCOME BEFORE MINORITY INTERESTS                                           $  3,908,247         $  2,928,093

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARIES                                 $   (530,632)         $  (555,974)
                                                                               ------------         ------------
NET INCOME                                                                     $  3,377,615         $  2,372,119
                                                                               ============         ============

BASIC EARNINGS PER COMMON SHARE                                                $       0.23         $       0.17
DILUTED EARNINGS PER COMMON SHARE                                              $       0.23         $       0.17

WEIGHTED AVERAGE COMMON SHARES-BASIC                                             14,681,236           13,730,128
WEIGHTED AVERAGE COMMON SHARES-DILUTED                                           14,690,462           14,318,700
                                                                                         (1)                  (2)

(1) AS ADJUSTED FOR 100% STOCK DIVIDEND EFFECTIVE  3/12/2001.

(2) COMMON SHARES PRESENTED IN THE CORRESPONDING QUARTER OF THE PREVIOUS YEAR IN COMPUTING THE EARNINGS PER SHARE ARE RESTATED AS IF
    THE 2 FOR 1 STOCK SPLIT EFFECTED IN THE FORM OF A 100% STOCK DIVIDEND ON JANUARY 10, 2000 & MARCH 12, 2001 HAD BEEN
    RETROACTIVELY APPLIED FOR COMPARISON PURPOSES.

                     DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                               FOR THE THREE MONTHS ENDED NOVEMBER 30
                                                                                            (UNAUDITED)
                                                                               --------------------------------------
                                                                                   2001                     2000
                                                                               ------------              ------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net Income                                                                     $  3,377,615              $  2,372,119
ADD:  ITEMS NOT REQUIRING CASH:
        Depreciation                                                           $    272,756              $    195,520
        Minority                                                               $    530,632              $    555,974
        Interests
        Deferred compensation amortization                                           26,020                         -

Adjustments to reconcile net income
to net cash provided by operating activities:
    (Increase) Decrease in Accounts Receivable                                 $  1,112,231              $ (1,740,098)
    (Increase) Decrease in Inventory                                           $    (10,050)             $     19,749
    (Increase) Decrease in Other Current Assets                                $    (36,019)             $    (92,065)
    (Increase)Decrease in Due From Related Party                               $   (590,000)             $          -
    Increase (Decrease) in Accounts Payable                                    $   (254,097)             $   (652,959)
    Increase (Decrease) in Accrued Liabilities                                 $    722,717              $    198,228
    Increase (Decrease) in Income Taxes Payable                                $    209,680              $  1,232,540
                                                                               ------------              ------------
Net Cash Provided by Operating  Activities                                     $  5,361,485              $  2,089,008
                                                                               ------------              ------------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of Fixed Assets                                                   $ (3,702,187)             $    (50,341)
    Decrease (Increase) of Other Assets                                        $      9,528              $   (125,640)
                                                                               ------------              ------------
    Net Cash Used by Investing Activities                                      $ (3,692,659)             $   (175,981)
                                                                               ------------              ------------
CASH FLOW FROM FINANCING ACTIVITIES:
    Retirements of Long -Term Debt,  Net                                       $          -              $     20,507
    Proceeds from Exercise of Stock Options                                    $          -              $     29,104
    Acquisition of Treasury Stock,  Net                                        $    (81,499)             $    (48,960)
                                                                               ------------              ------------
     Net Cash used by Financing Activities                                     $    (81,499)             $        651
                                                                               ------------              ------------
      Net Increase in Cash and Cash Equivalents                                $  1,587,327              $  1,913,678

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 $  5,031,614              $  4,301,523
                                                                               ------------              ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                 $  6,618,941              $  6,215,201
                                                                               ============              ============

                        DYNACQ INTERNATIONAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             NOVEMBER 30, 2001
(UNAUDITED)

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Dynacq International, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair
presentation of financial position and results of operations.   All such
adjustments are of a normal and recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements at August 31, 2001. Operating results for the three months period ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ending August 31, 2002.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
            COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2001
                  TO THE THREE MONTHS ENDED NOVEMBER 30, 2000

Consolidated net revenues after subtracting contractual adjustments with payers from gross revenues for the three months ended November 30, 2001 increased $4,950,003 or 56% from that for the corresponding previous quarter ended November 30, 2000. Notwithstanding this significant increase in consolidated net revenues, there were a number of significant increases and decreases in the component net revenue categories. For instance, net revenue attributable to Doctors Practice Management, Inc. ("DPMI") decreased by $168,755 or 26% from the corresponding previous quarter, primarily derived from decreased management fee of physicians under management. Net revenue attributable to Vista operations decreased by $308,416 or 7% from the corresponding previous quarter due to decreased in patient referral. Net revenue attributable to the Hospital significantly increased by $5,490,127 or 160% from the corresponding previous quarter. Net revenue attributable to infusion therapy decreased $35,163 or 17% from the corresponding previous quarter due to lower patient load. Interest Income decreased $27,641 or 33% primarily due to lower interest rate earned on deposit accounts.

Consolidated operating expenses for the three months ended November 30, 2001 increased $3,489,610 or 75% from that for the corresponding previous quarter ended November 30, 2000 primarily due to increase in activities of the Hospital. The significant increases and decreases in the component expense categories of the consolidated operating expenses are explained as follows:
(1) The increase in contract payments to physicians increased $128,098 or 34% was primarily attributable to the Hospital due to increased in activities.

(2) The increase in compensation and benefits of $884,152 or 82% was primarily attributable to the Hospital and DPMI operations due to the increase in their activities.

(3) The increase in medical supplies expense of $1,762,551 or 134% was primarily attributable to the Hospital operations due to the increase in their activities

(4) The increase in other general and administrative expenses of $476,217 or 33% was primarily attributable to the Hospital operations due to the increase in their activities

(5) The increase in rent and occupancy expense of $147,864 or 84% was primarily due to increase in activities of the Hospital and the addition of Vista West outpatient surgery center.

Net Income increased $1,005,496 or 42% from $2,372,119 in the corresponding quarter of the previous fiscal year to $3,377,615 in the current quarter.

Basic Earnings per common share increased $0.06 per share or 35% from $0.17 per share in the corresponding quarter of the previous fiscal year to $0.23 per share in the current quarter.

Diluted Earnings per common share increased $0.06 per share or 35% from $0.17 per share in the corresponding quarter of the previous fiscal year to $0.23 per share in the current quarter.


                         FINANCIAL CONDITION

COMPARISON OF THE BALANCE SHEET AT THREE MONTHS ENDED NOVEMBER 30, 2001 TO THE AUDITED BALANCE SHEET AT FISCAL YEAR ENDED AUGUST 31, 2001.

Consolidated cash and cash equivalents for the three months ended November 30, 2001 increased $1,587,327 or 31% from that of the previous audited balance sheet ending August 31, 2001 was due to $5,361,485 provided by operating activities, $3,692,659 used by investing activities and $81,499 used by financing activities. For the three months ended November 31, 2001, Consolidated accounts receivable decreased $1,112,231 or 6%, Consolidated due from related parties increased $590,000 or 37%, Consolidated fixed assets increased $3,429,431 or 33% primarily due to purchase of a hospital in Baton Rouge in Louisiana. Consolidated accounts payable decreased $254,097 or 32% and Consolidated accrued liabilities increased $697,603 or 96% from that of the previous audited balance sheet ended August 31, 2001.

Liquidity and Capital Resources

Working Capital of $21,735,852 at November 30, 2001 increased $432,865 or 2% from working capital at August 31, 2001 primarily due to increases in cash and cash equivalents and accrued liabilities offset by increases in due from related parties and decreases in both accounts payable and current maturities of long-term debt. At November 30, 2001, the Company maintained a liquid position evidenced by a current ratio of 4.87 to 1 and total debt to equity of 0.34 to 1.

Management believes that available cash funds and funds generated from operations will be sufficient for the Company to finance working capital requirements for the foreseeable future and to meet its payment obligations on its long-term indebtedness.

The Company is actively targeting opportunities to expand in both the hospital and the outpatient surgical clinic markets by acquisition of existing facilities or the construction of new facilities. The Company believes it has the ability to borrow funds if necessary to meet its capital needs. However, there can be no assurance that the Company will have sufficient funds available to meet all of its capital needs.

The Company expects the operations of the Hospital to have a material effect on the Company's consolidated operating results. While the company believes the operating results of the Hospital will be successful in the long-term, it can provide no such assurance at this time to its shareholders. Expected operating results from the Hospital could be negatively impacted by unforeseen problems including staffing and equipment, low patient utilization, licensing or regulatory changes or other problems, which could have a material adverse effect on the Company's liquidity and capital resources. The skill and experience of the Hospital's management team and competition will play critical roles.

Segment and related information

The Company adopted Statement of Financial Accounting Standards No.131 in fiscal year ended August 31, 1999. The Company has five reportable segments: clinic and outpatient surgical center, emergency and inpatient surgical center, property and equipment holding, which was added in fiscal 2000, physician practice and infusion therapy. The clinic and outpatient surgical center segment includes two facilities with six surgery suites provide outpatient surgical procedures, contracted x-ray diagnostic services and laboratory testing. The emergency and inpatient surgical center segment is comprised of a thirty seven bed and four surgery suites hospital which provides a wide range of medical services including major surgical cases which require hospitalization. The property and equipment holding segment has acquired all of the fixed assets of the clinic and outpatient surgical center segment and the emergency and inpatient surgical center segment. The physician practice management segment provides office space and fee-based management services to physicians. The infusion therapy segment's business principally involves the administration of physician-prescribed nutrients, antibiotics or other medicines to cancer patients in their homes.

The Company's reporting segments are business units that offer different services. They are managed separately because each business requires different technology, marketing strategies and performance evaluations.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended November 30

                                            Physician    Emergency and     Clinic and        Property and
                                Infusion    Practice     Inpatient         Outpatient        Equipment
                                Therapy     Management   Surgical Center   Surgical Center   Holding       Totals
                                ---------   ----------   ---------------   ---------------   -----------   ----------
       2001
Revenues-external                173,705       478,525         8,922,507        4,208,644       15,000    13,798,381
Intersegment revenues                  -     4,033,406                 -                -      307,500     4,340,906
Interest revenue                   2,281        21,467            27,523           27,426          253        78,950
Interest expense                  29,121             -                 -                -            -        29,121
Depreciation and amort                 -        14,517                 -            2,833      236,942       254,292
Income tax expense               (58,566)      528,242         1,077,607          326,208      (47,924)    1,825,567
Segment assets                   636,420     4,983,334        12,447,636        9,128,300   14,205,368    41,401,058
Expenditures-segment                   -         1,938                 -                -    3,689,916     3,691,854
Segment profit                  (113,686)    1,006,125         2,313,691          803,768     (101,651)    3,908,247

       2000
Revenues-external                208,868       647,280         3,432,380        4,517,060       15,149     8,820,737
Intersegment revenues            285,000     3,784,988                 -                -      403,500     4,473,488
Interest revenue                      44        45,775            11,890           31,607        4,423        93,739
Interest expense                  34,206             -                 -           10,247            -        44,453
Depreciation and amort                 -        14,753                 -                -      180,767       195,520
Income tax expense                37,539       369,269           361,555          559,477       17,488     1,345,328
Segment assets                   180,370    11,638,223         6,354,522       11,803,395    9,354,229    39,330,739
Expenditures-segment                   -         4,347                 -                -       45,994        50,341
Segment profit                    69,715       685,786         1,114,179        1,039,028       32,477     2,941,185

The following table provides a reconciliation of the reportable segments' revenues, profit, assets, and other significant items to the consolidated totals as of November 30 and for the three months ended November 30


                                                      2001            2000
REVENUES:
---------
Total revenues for reportable segments              13,798,381      8,820,737
Interest income                                         78,950         93,739
Elimination of interest income                         (22,800)        (9,948)
                                                    ----------    -----------
Consolidated total revenues                         13,854,531      8,904,528

PROFIT:
-------
Total profit for reportable segments                 3,908,247      2,941,185
Elimination of intersegment income                           -        (13,092)
Elimination of minority interests                     (530,632)      (555,974)
                                                    ----------    -----------
Consolidated net income                              3,377,615      2,372,119


ASSETS:
-------
Total assets for reportable segments                41,401,058     39,330,739
Elimination of intercompany accounts and other               -    (12,670,009)
                                                    ----------    -----------
Consolidated total assets                           41,401,058     26,660,730

OTHER SIGNIFICANT ITEMS:
------------------------
Interest expense                                        29,121         44,453
Elimination of intersegment expense                    (22,800)       (27,392)
                                                    ----------    -----------
Consolidated interest expense                            6,321         17,061

The Company's revenues and long-lived assets are derived and domiciled from a customer base solely in the United States.

Inflation. Inflation has not significantly impacted the Company's financial position or operations.

Forward-Looking Information. Information in this Form 10-Q contains forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. When used in this Form 10-Q, words such as "anticipate", "believe", "estimate", "expect", "intend", "will", "will be" and similar expressions, as they related to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, and are subject to certain risks, uncertainties, and assumptions relating to the operations and results of operations of the Company, competitive factors and pricing pressures, costs of products and services, general economic conditions, and the acts of third parties, as well as other factors described in this Form 10-Q, and, from time to time, in the Company's periodic earnings releases and other reports filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, intended, or will be or the like.

PART II.
ITEM 1. - LEGAL PROCEEDINGS

          The Company and its wholly owned subsidiary, Doctors Practice Management, Inc. sued Benchmark, an architectural corporation in the 151st Judicial district Court of Harris County, Texas for damages of $1,000,000 caused by Benchmark's delay in the completion of the hospital and additional costs and/or expenses incurred by the Company as a result of being overcharged for services and/or work that was done incorrectly by Benchmark. On April 26, 2000, defendant filed a counterclaim of $540,011 actual damages and $2,000,000 in punitive and/or exemplary damages. The Company believes the counterclaims asserted in the above lawsuit are without merit, and expect to vigorously defend against such claims. Because the lawsuit remains at an early stage, the Company cannot currently predict the outcome of the lawsuit or the magnitude of any potential loss if the Company's defense is unsuccessful.

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS
          None

ITEM 3. - DEFAULT UPON SENIOR SECURITIES
          None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5. - OTHER INFORMATION
          None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
          None



--------------------------------------------------------------------------------

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      DYNACQ INTERNATIONAL, INC.



DATE:  January 14, 2002               BY: /s/ Philip Chan
                                         ------------------------------
                                         Philip Chan
                                         VP-Finance/Treasurer &
                                         Chief Financial Officer