Form 10-Q
period 2002-02-28
DYNACQ INTERNATIONAL INC
filed 2002-04-15
CIK 890908

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended February 28, 2002

                 or

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the transition period from  __________ to  __________

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

Title of Each Class                          Outstanding at  April 2, 2002
Common Stock, $0.001 par value               14,777,170 shares

PART I. - FINANCIAL INFORMATION
ITEM I. - FINANCIAL STATEMENTS

                                                                           DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                                                                                    CONSOLIDATED BALANCE SHEETS
                                                                            (Unaudited)                      (Audited)
              ASSETS
                                                                             FEBRUARY 28                     AUGUST 31
                                                                                2002                           2001
                                                                          ----------------                --------------
CURRENT ASSETS:
   Cash and cash equivalents                                                 $  6,321,676                  $  5,031,614
   Accounts receivables, net                                                 $ 19,129,945                  $ 18,993,648
   Inventories                                                               $    513,551                  $    511,248
   Prepaid expenses                                                          $     34,652                  $    109,993
   Due from related parties                                                  $          -                  $  1,585,000
   Deferred tax assets                                                       $     71,000                  $     71,000
                                                                             ------------                  ------------
TOTAL CURRENT ASSETS                                                         $ 26,070,824                  $ 26,302,503

PROPERTY AND EQUIPMENT, NET                                                  $ 13,981,741                  $ 10,497,730
OTHER ASSETS, NET                                                            $    282,377                  $    130,890
                                                                             ------------                  ------------
TOTAL ASSETS                                                                 $ 40,334,942                  $ 36,931,123
                                                                             ============                  ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current Maturities of Long-Term Debt                                      $    165,904                  $    228,697
   Accounts Payable                                                          $    450,475                  $    798,787
   Accrued Liabilities                                                       $  1,276,574                  $    725,412
   Income Taxes Payable                                                      $    988,630                  $  3,246,620
                                                                             ------------                  ------------
TOTAL CURRENT LIABILITIES                                                    $  2,881,583                  $  4,999,516

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                    $    519,075                  $    519,075
DEFERRED INCOME TAXES  PAYABLE                                               $     29,000                  $     29,000
NEGATIVE GOODWILL, NET                                                       $    332,581                  $    332,581
MINORITY INTERESTS IN SUBSIDIARIES                                           $  2,018,034                  $  3,505,769

STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.01 Par Value, 5,000,000 Shares Authorized,
   None Issued or Outstanding                                                $          -                  $          -
   Common Stock, $0.001 Par Value, 300,000,000 Shares Authorized
   after 8 to 1 and 4 to 1 Reverse Stock Splits & 100% Stock Dividends
   on 1/10/2000 and 3/12/2001, 16,442,331 Shares Issued                      $     16,442                  $     16,266
   Additional Paid In Capital                                                $  7,496,576                  $  6,690,042
   Retained Earnings                                                         $ 29,365,085                  $ 22,445,443
   Treasury Stock: 1,679,984 shares at cost                                  $ (1,959,412)                 $ (1,190,507)
   Deferred compensation                                                     $   (364,022)                 $   (416,062)
                                                                             ------------                  ------------
TOTAL STOCKHOLDERS' EQUITY                                                   $ 34,554,669                  $ 27,545,182
                                                                             ------------                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 40,334,942                  $ 36,931,123
                                                                             ============                  ============

                                                                    Page 2 of 11


                                                     DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                              FEBRUARY 28                                   FEBRUARY 28
                                                       2002                    2001                  2002                 2001
                                                   -----------             ------------          ------------         ------------
NET REVENUES                                       $15,036,293             $  9,787,411          $ 28,890,824         $ 18,691,939

LESS EXPENSES:
    Wages and benefits                             $ 1,862,685             $  1,157,126          $  3,823,591         $  2,233,880
    Medical supplies                               $ 3,632,598             $  2,055,872          $  6,712,043         $  3,372,766
    General and administrative                     $ 2,405,630             $  1,264,219          $  4,334,587         $  2,716,959
    Professional fees                              $   387,295             $    521,328          $    895,059         $    900,994
    Rent & lease                                   $   447,009             $    333,614          $    769,907         $    508,648
    Bad debt expense                               $    88,353             $     17,312          $    130,023         $     34,750
    Depreciation and amortization                  $   321,101             $    204,929          $    593,857         $    400,449
    Interest                                       $    10,632             $     15,212          $     16,953         $     32,273
                                                   -----------             ------------          ------------         ------------
      Total Expenses                               $ 9,155,303             $  5,569,612          $ 17,276,020         $ 10,200,719
                                                   -----------             ------------          ------------         ------------
 INCOME BEFORE INCOME TAXES & MINORITY INTERESTS   $ 5,880,990             $  4,217,799          $ 11,614,804         $  8,491,220
 PROVISION FOR INCOME TAXES                        $ 1,832,329             $  1,182,270          $  3,657,896         $  2,527,598
                                                   -----------             ------------          ------------         ------------
 INCOME BEFORE MINORITY INTERESTS                  $ 4,048,661             $  3,035,529          $  7,956,908         $  5,963,622

MINORITY INTERESTS                                 $  (506,634)            $  (619,310)          $(1,037,266)         $(1,175,284)
                                                   -----------             ------------          ------------         ------------
NET INCOME                                         $ 3,542,027             $  2,416,219          $  6,919,642         $  4,788,338
                                                   ===========             ============          ============         ============

BASIC EARNINGS  PER COMMON SHARE                   $      0.24             $       0.17          $       0.47         $       0.34
DILUTED EARNINGS PER COMMON SHARE                  $      0.24             $       0.17          $       0.47         $       0.34

WEIGHTED AVERAGE COMMON SHARES-BASIC                14,781,959               13,922,314            14,781,959           13,922,314
WEIGHTED AVERAGE COMMON SHARES-DILUTED              14,811,651               14,196,162            14,811,651           14,196,162
                                                                            (1)                                        (1)


(1) COMMON SHARES PRESENTED IN THE CORRESPONDING PREVIOUS YEAR IN COMPUTING THE EARNINGS PER SHARE ARE RESTATED AS IF THE 2 FOR 1 STOCK SPLIT EFFECTED IN THE FORM OF A 100% STOCK DIVIDEND ON MARCH 12, 2001 HAD BEEN RETROACTIVELY APPLIED FOR COMPARISON PURPOSES.

                                                                           DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                                                                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                             FOR THE SIX  MONTHS ENDED FEBRUARY 28
                                                                                         (UNAUDITED)
                                                                                  2002                     2001
                                                                              ------------            -------------
OPERATING ACTIVITIES

Net Income                                                                    $  6,919,642             $  4,788,338
Adjustment to reconcile net income to net cash provided by
  operating activities:
       Depreciation                                                           $    593,857             $    400,449
       Provision for Uncollectible Accounts                                   $    130,023             $     34,750
       Minority Interests                                                     $  1,037,266             $  1,175,284
       Deferred Compensation Amortization                                     $     52,040             $          -

Changes in operating assets & liabilities
to net cash provided by operating activities:
    (Increase) Decrease in Accounts Receivable                                $   (266,320)            $ (3,177,420)
    (Increase) Decrease in Inventories                                        $     (2,304)            $       (107)
    (Increase) Decrease in Prepaid expenses                                   $     75,341             $          -
    Increase (Decrease) in Accounts Payable                                   $   (348,312)            $   (561,217)
    Increase (Decrease) in Accrued Liabilities                                $    551,162             $   (145,562)
    Increase (Decrease) in Income Taxes Payable                               $ (2,257,990)            $    903,891
                                                                              ------------             ------------
    Net Cash Provided by Operating  Activities                                $  6,484,405             $  3,418,406
                                                                              ------------             ------------
INVESTING ACTIVITIES:
    Purchases of Property and Equipment                                       $ (4,077,868)            $   (338,130)
    Due from Related Parties                                                  $  1,585,000             $          -
    Other Assets                                                              $   (151,487)            $   (443,324)
                                                                              ------------             ------------
    Net Cash Used in Investing Activities                                     $ (2,644,355)            $   (781,454)
                                                                              ------------             ------------
FINANCING ACTIVITIES:
    Retirements of Long-Term Debt, Net                                        $    (62,793)            $   (144,965)
    Proceeds from Exercise of Stock Options                                   $    806,710             $    346,551
    Acquisition of Treasury Stock, Net                                        $   (768,905)            $    (48,961)
    Purchase of minority interest                                             $   (240,000)            $          -
    Distributions to Minority Interests                                       $ (2,285,000)            $          -
                                                                              ------------             ------------
     Net Cash Provided by (Used in) Financing Activities                      $ (2,549,988)            $    152,625
                                                                              ------------             ------------
     Net Increase in Cash and Cash Equivalents                                $  1,290,062             $  2,789,577

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                $  5,031,614             $  4,301,523
                                                                              ------------             ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                $  6,321,676             $  7,091,100
                                                                              ============             ============

                          DYNACQ INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 2002
                                  (UNAUDITED)

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Dynacq International, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements at August 31, 2001. Operating results for the six months period ended February 28, 2002 are not necessarily indicative of the results that may be expected for the year ending August 31, 2002.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  The Company provides surgical healthcare services and related ancillary services through surgical hospital facilities and surgery centers. While historically the Company has offered a range of healthcare services, including ambulatory infusion and physician practice management, the focus over the last five years has been on surgical services. During the last four quarters, management has focused on same store growth of inpatient surgical services and identification of additional surgical hospital sites, as it believes such operations to be a more profitable and efficient use of resources. As of February 28, 2002, the Company operated two locations in the Houston metropolitan area, a medical center with inpatient and outpatient facilities located in Pasadena, Texas and an outpatient surgery center located in Houston, Texas. In November of 2001, the Company purchased a hospital in Baton Rouge, Louisiana which is being renovated as a surgical hospital expected to be operational in the fall of 2002. The Company continues to evaluate lease and purchase options of additional surgical hospitals.

Accounting Policies

  In addition to compliance with GAAP, the Company's unaudited quarterly consolidated financial statements are prepared based on management's estimates, assumptions and judgments that are believed to be reasonable under the circumstances for a fair presentation of financial position and results of operations. Should the underlying estimates, assumptions or judgments prove incorrect, the reported amounts could differ materially in some cases with respect to particular items in the financial statements.

Determination of net revenues, contractual adjustments

  The Company's billings for services are predominately to third-party payors and are subject to contractual adjustments. Consequently, our net revenues are reported at estimated net realizable amounts from third-party payors. The Company's provisions for contractual adjustments are based on management's monthly review and analysis of historical collection rates.

Bad Debt Expense and Allowance for Doubtful Accounts

As with any healthcare provider, some of our accounts receivable will ultimately prove uncollectible, primarily due to the inability of patients to satisfy their financial obligations to us. Since substantially all of our admissions are pre-certified or pre-authorized from third party payors, our bad debt reserve is nominal.

Minority Interests

In May 1998, the Company through its wholly-owned subsidiary DPMI organized Vista Community Medical Center, L.L.C. to operate a hospital adjacent to its
outpatient surgical center in Pasadena, Texas.   The Company funded over
$5,000,000 from its cash flow to complete the construction and equip the hospital in May 1999 and DPMI and Halcyon collectively invested $1,200,000 in Vista Community Medical Center, L.L.C. From its inception and through August 31, 2001, Vista Medical was owned 70% by DPMI and 30% by Halcyon L.L.C. In September 2001, pursuant to its contractual right, the Company purchased two-thirds of Halcyon's interest for $240,000, reducing Halcyon's interest to 10%.

The Company has distributed $1,385,000 and $600,000 as profit distributions to Halcyon for its 30% ownership interest in the Hospital operations for the period from inception through August 31, 2001 and 10% ownership interest in the Hospital operations for the six months ended February 28, 2002, respectively.
As of August 31, 2001, the `Due from related parties' account in the Balance Sheet had a balance of $1,585,000 which included $1,385,000 advance to Halcyon from October, 1999 through August, 2001 and was treated as profit distributions to Halcyon by reducing both the `Due from related parties' account and the `minority interests liability' account for the same amount in this period. The payment of buy back price of $240,000 and the advance of $600,000 to Halcyon in the first six months of the current fiscal year were booked as return of capital and profit distributions to Halcyon by reducing both the `Due to related parties' account and `minority interest liability' account by $840,000 in this period. Halcyon will continue to receive its proportionate share of profit distributions from the hospital and will reduce the Company's minority interests liability owed to Halcyon.

                             RESULTS OF OPERATIONS
            COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2002
                 TO THE THREE MONTHS ENDED FEBRUARY 28, 2001.

Net revenues for the three months ended February 28, 2002 increased $5,248,882 or 54% from that for the corresponding previous quarter ended February 28, 2001, primarily due to increased revenues from the Company's surgical hospital. Net revenue from the surgical hospital in the current period increased $6,667,277 or 139 % due to more surgical cases, while net revenue from the outpatient surgical centers decreased $1,048,215 or 25% primarily due to shifting of the Company's priority to hospital operations, and other net revenue comprising of home infusion operations and physician practice management decreased $322,779 or 45% due to decrease in patient load, and interest revenue decreased $47,401 or 57% due to reduction in interest rate. Management believes that future revenues will continue to be derived primarily from its surgical hospital as the Company intends to allocate its resources to expanding this segment of the business and de-emphasizing outpatient surgical centers and other non surgical operations.

Operating expenses for the three months ended February 28, 2002 increased $3,585,691 or 64 % from that for the corresponding quarter ended February 28, 2001 primarily due to increased surgical hospital activities. Wages and benefits increased $705,559 or 61% during the current quarter ended February 28, 2002 from the corresponding quarter ended February 28, 2001, and medical supplies increased $1,576,726 or 77% for the identical period; such increases were primarily due to increased operations of the surgical hospital. General and administrative expenses for the three months ended February 28, 2002 increased $1,141,411 or 90% from the corresponding quarter ended February 28, 2001 primarily due to increased activities of the surgical hospital and the Company's increased management and expanded operations. Professional fees for the three months ended February 28, 2002 decreased $134,033 or 26% from that of the corresponding quarter ended February 28, 2001, primarily due to decreased payments to physicians under management. Rent and lease expense for the three months ended February 28, 2002 increased $113,395 or 34% from that of the corresponding quarter ended February 28, 2001, primarily due to increased surgical hospital operations. Depreciation and amortization expenses for the three months ended February 28, 2002 increased $116,172 or 57% from that of the corresponding quarter ended February 28, 2001, primarily due to increased activities of the surgical hospital.

Net income increased $1,125,808 or 47% from $2,416,219 in the corresponding period of the previous fiscal year to $3,542,027 in the current period.

Basic and diluted earnings per common share increased $0.07 per share or 41% from $0.17 per share in the corresponding period of the previous fiscal year to $0.24 per share in the current period.

             COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2002
                  TO THE SIX MONTHS ENDED FEBRUARY 28, 2001.

Net revenues for the six months ended February 28, 2002 increased $10,198,885 or 55% from that for the corresponding period ended February 28, 2001 primarily due to increased revenues from the Company's surgical hospital. Net revenue from the surgical hospital increased $12,157,407 or 148% in the current period compared to the corresponding period of the previous fiscal year due to more surgical cases, while net revenues from the outpatient surgical centers decreased $1,374,710 or 16% in the current period primarily due to the shifting of the Company's priority to the hospital operations, and other net revenues, which include both physician practice management and home infusion operations decreased $526,845 or 33% primarily due to less patient load, and interest revenue decreased $56,967 or 38% due to reduction in interest rate in the current period.

Operating expenses for the six months ended February 28, 2002 increased $7,075,301 or 69% from that for the corresponding period ended February 28, 2001 primarily due to increased surgical hospital activities. Wages and benefits increased $1,589,711 or 71% during the six months ended February 28, 2002 from the corresponding period ended February 28, 2001 and medical supplies increased $3,339,277 or 99% for the identical period; such increases were primarily due to increased operations of the surgical hospital. General and administrative expenses for the six months ended February 28, 2002 increased $1,617,628 or 60% from the corresponding period ended February 28, 2001, primarily due to increased activities of the surgical hospital and the Company's increased management and expanded operations. Rent and lease expense for the six months ended February 28, 2002 increased $261,259 or 51% from that of the corresponding period ended February 28, 2001, primarily due to increased surgical hospital operations. Depreciation and amortization for the six months ended February 28, 2002 increased $193,408 or 48% from that of the corresponding period ended February 28, 2001, primarily due to increased activities of the surgical hospital.

Net income increased $2,131,304 or 45% from $4,788,338 in the corresponding period of the previous fiscal year to $6,919,642 in the current period.

Basic and diluted earnings per common share increased $0.13 per share or 38% from $0.34 per share in the corresponding period of the previous fiscal year to $0.47 per share in the current period.

Cash and cash equivalents for the six months ended February 28, 2002 increased $1,290,062 or 26% from that of the previous audited balance sheet ending August 31, 2001 due to $6,484,405 provided by operating activities, $2,644,355 used by
investing activities and $2,549,988 used by financing activities.   Accounts
receivable net of allowance for doubtful accounts for the six months ended February 28, 2002 increased $136,297 or less than 1% from that of the previous audited balance sheet ended August 31, 2001. Accrued liabilities increased $551,162 or 76% primarily due to state corporate franchise tax obligations.

Liquidity and Capital Resources

The Company maintains sufficient liquidity to meet its business needs. The Company had working capital of $23,189,241 at February 28, 2002 which increased $1,886,254 or 9% from working capital at August 31, 2001 primarily due to increase in cash and cash equivalents. At February 28, 2002, the Company maintained a liquid position evidenced by a current ratio of 9 to 1 and total debt to equity ratio of 0.17 to 1. The Company expects to have positive cash flow from operations for fiscal 2002.

The Company is actively targeting opportunities to expand the hospital operations in both local and national markets by leasing, and/or acquiring of existing facilities or the constructing of new facilities. In October, 2001, the Company obtained a $7,400,000 revolving credit facility with and borrowed $600,000. The $600,000 note was paid off in March 2002 and replaced by a $600,000 revolving line of credit. Both line of credit facilities have a variable interest rate of 2.3% plus the "dealer commercial paper" rate and are available by the Company until October 2011. As of April 15, 2002, the Company has not borrowed from these lines of credit.

Exposures to Market Risk

We are exposed to market risk related to changes in interest rates. The impact on earnings and value market risk-sensitive financial instruments (principally marketable security investments) is subject to change as a result of movements in market rate and prices. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features. Dynacq has no foreign operations.

Our investments in marketable securities were $4,690,310 at February 28, 2002, which represents less than 12 % of total assets at that date. These securities are generally short-term, highly liquid instruments and, accordingly, their fair value approximates cost. Earnings on investments in marketable securities are not significant to our results of operations, and therefore any changes in interest rates would have a minimal impact on future pre-tax earnings.

At February 28, 2002, we had $519,075 of long-term debt, net of current maturities. In March 2002, the Company paid off this long-term debt and as of the date of this Form 10-Q the Company maintains no long-term indebtedness.

Segment and related information

The Company has three reportable segments: surgical hospital, outpatient surgical centers, and other. The surgical hospital segment is comprised of a four surgical suites hospital and provide a wide range of ancillary medical services located at 4301 Vista Road in Pasadena, Texas. The outpatient surgical centers segment provides outpatient surgical facilities, which include two centers; one located at 4301 Vista Road in Pasadena, Texas and the other one located at 2500 Fondren in Houston, Texas, both of which have a total of six surgical suites, contracted x-ray diagnostic services and laboratory testing. The Other segment includes property and equipment which hold of all the fixed assets of the outpatient surgical centers segment and the surgical hospital segment, physician practice management and infusion therapy which operations no longer constitute the core business of the Company.

The Company's reportable segments are business units that offer different services. They are managed separately because each business requires different technology, marketing strategies and performance evaluations.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended February 28, 2002 and February 28, 2001, respectively:



                                                 Outpatient
                                    Surgical      Surgical
                                    Hospital      Centers       Other         Total
                                   -----------   ----------   ----------   -----------
2002
Revenues-external                  $11,463,293   $3,140,162   $   396,397   $14,999,852
Intersegment revenues                        0            0     3,946,136     3,946,136
Interest income                         18,883       27,074        12,075        58,032
Interest expense                             0            0        24,835        24,835
Depreciation and amortization                0        2,833       299,803       302,636
Income tax expense                   1,652,301       57,218       124,531     1,834,050
Segment assets                      15,065,759    9,108,690    18,487,577    42,662,026
Expenditures-segment                         0            0       526,696       526,696
Segment profit                       3,778,917      365,172       198,557     4,342,646

2001
Revenues-external                  $ 4,796,016   $4,188,377   $   719,176   $ 9,703,569
Intersegment revenues                        0            0     4,773,630     4,773,630
Interest income                         27,549       38,652        43,289       109,490
Interest expense                             0        9,071        32,420        41,491
Depreciation and amortization                0            0       204,929       204,929
Income tax expense                     423,589      317,714       440,967     1,182,270
Segment assets                       5,295,297    5,839,630    22,724,407    33,859,334
Expenditure-segment                          0            0       287,789       287,789
Segment profit                       2,320,414      663,755       897,934     3,882,103


Summmarized financial information concerning the Company's reportable segments is shown in the following table for the six months ended February 28, 2002 and February 28, 2001, respectively:


                                                 Outpatient
                                    Surgical      Surgical
                                    Hospital      Centers        Other         Total
                                   -----------   ----------   -----------   -----------
2002
Revenues-external                  $20,385,800   $7,348,806   $ 1,063,627   $28,798,233
Intersegment revenues                        0            0     8,287,042     8,287,042
Interest income                         46,406       54,500        36,075       136,981
Interest expense                             0        7,387        53,956        61,343
Depreciation and amortization                0        5,667       551,262       556,929
Income tax expense                   2,729,908      383,425       546,283     3,659,616
Segment assets                      15,065,759    9,108,690    18,487,577    42,662,026
Expenditures-segment                         0            0     4,218,550     4,218,550
Segment profit                       6,092,608      877,910     1,008,193     7,978,711

2001
Revenues-external                    8,228,393    8,723,516     1,590,472    18,542,381
Intersegment revenues                        0            0     9,164,504     9,164,504
Interest income                         39,439       70,259        93,531       203,229
Interest expense                             0       19,318        66,626        85,944
Depreciation and amortization                0            0       400,449       400,449
Income tax expense                     829,474      803,181       894,943     2,527,598
Segment assets                       5,295,297    5,839,630    22,724,407    33,859,334
Expenditures-segment                         0            0       338,130       338,130
Segment profit                       3,796,148    1,702,783     1,880,610     7,379,541


The following tables provide a reconciliation of the reportable segments' revenues, profit, assets, and other significant items to the consolidated totals as of February 28, 2002 and February 28, 2001, and for three months and six months ended February 28, 2002 and February 28, 2001, respectively:


                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   2/28/2002             2/28/2001      2/28/2002      2/28/2001
                                                 -----------           -----------    -----------    -----------
REVENUES:
--------
Total revenues for reportable segments           $14,999,852           $ 9,703,569    $28,798,233    $18,542,381
Interest Income                                       58,032               109,490        136,981        203,229
Elimination of interest income                      ( 21,591)              (25,648)       (44,390)       (53,671)
                                                 -----------           -----------    -----------    -----------
Consolidated total revenues                      $15,036,293           $ 9,787,411    $28,890,824    $18,691,939

PROFIT:
------
Total profit for reportable segments             $ 4,342,646           $ 3,882,103    $ 7,978,711    $ 7,379,541
Elimination of intersegment income                  (293,985)             (846,574)       (21,803)    (1,415,919)
Elimination of minority interests                   (506,634)             (619,310)    (1,037,266)    (1,175,284)
                                                 -----------           -----------    -----------    -----------
Consolidated net income                          $ 3,542,027           $ 2,416,219    $ 6,919,642    $ 4,788,338



                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   2/28/2002             2/28/2001      2/28/2002      2/28/2001
                                                 -----------           -----------    -----------    -----------
ASSETS:
------
Total assets for reportable segments             $42,662,026           $33,859,334    $42,662,026    $33,859,334
Elimination of intercompany accounts
& other                                           (2,327,084)           (4,499,734)    (2,327,084)    (4,499,734)
                                                 -----------           -----------    -----------    -----------
Consolidated total assets                        $40,334,942           $29,359,600    $40,334,942    $29,359,600
OTHER SIGNIFICANT ITEMS:
-----------------------
Interest expense                                 $    24,835           $    41,491    $    61,343    $    85,944
Elimination of intersegment expense                  (14,203)              (26,279)       (44,390)       (53,671)
                                                 -----------           -----------    -----------    -----------
Consolidated interest expense                    $    10,632           $    15,212    $    16,953    $    32,273

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

        Since January 2002, the Company and two of its officers were named as defendants in several virtually identical lawsuits in the United States District Court for the Southern District of Texas claiming, among other things, that the defendants violated certain federal securities laws and regulations. Each complaint seeks certification as a class action on behalf of virtually all purchasers of the Company's stock from November 29, 1999 through January 16, 2002. The cases have not been consolidated into a single case as of April 11, 2002. In summary, the various complaints claim that the defendants violated Sections 10(b) and 20(a) and SEC Rule 10b-5 of the Securities Exchange act of 1934, by virtue of statements that the plaintiffs claim were materially false or misleading. In substance, the complaints allege that, throughout the class period, senior management of the Company knew that the Company's balance sheet was eroding, that it was in violation of federal laws governing maintenance of facilities, that it improperly cared for its patients, and that the Company did not adequately disclose those problems until the end of the class period. The complaints seek damages, pre-judgment interest, costs and attorneys' fees. The defendants' time to respond to the complaints has not yet expired, and it is likely that this response will not be due for several months, after certain procedural issues are resolved. The Company strongly believes that the lawsuit lacks merit, and the Company intends to defend against the claims vigorously. However, the Company could incur substantial costs defending the lawsuit, has no insurance coverage relating to these claims, and has undertaken to indemnify the individual defendants for any losses they may suffer. The Company has not yet established a reserve for legal costs. The lawsuits could also divert the time and attention of the Company's management. The Company cannot predict the outcome of the lawsuits at this time, and there can be no assurance that the litigation will not have a material adverse impact on its financial condition or results of operations.

ITEM 2. - CHANGES IN SECURITIES
          None

ITEM 3. - DEFAULT UPON SENIOR SECURITIES
          None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5. - OTHER INFORMATION

        From January 25, 2002 through February 5, 2002, pursuant to the Company's announced common stock buy back program in January, 2002, the Company bought back 80,000 shares of its own common stock in the open market at prices ranging from $6.33 to $12.82 for a total purchase price of $768,905.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
          None


                          FORWARD-LOOKING INFORMATION

        Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this Form 10-Q concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, Dynacq, through its management, from time to time makes forward-looking public statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting our best judgment based upon current information, involve a number of risks and uncertainties and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that other factors will not affect the accuracy of such forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, changes in the regulation of the healthcare industry at either or both of the federal and state levels, changes or delays in reimbursement for our services by third-party payors, competitive pressures in the healthcare industry and our response thereto, our ability to obtain and retain favorable arrangements with third-party payors, general conditions in the economy and capital markets, and other factors which may be identified from time to time in our Securities and Exchange Commission filings and other public announcements.

                             SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DYNACQ INTERNATIONAL, INC.



DATE:  April 15, 2002                 BY: /s/ Philip Chan
                                          ----------------------------
                                              Philip Chan
                                              VP-Finance/Treasurer &
                                              Chief Financial Officer