Form 10-Q
period 2002-05-31
DYNACQ INTERNATIONAL INC
filed 2002-07-15
CIK 890908

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2002

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90
days.    Yes X.   No   .

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dates.

Title of Each Class                                Outstanding at June 15, 2002
Common Stock, $0.001 par value                     14,831,100 shares

       Transitional Small Business Disclosure Format (check one)
        Yes ______          No X

PART I. - FINANCIAL INFORMATION
ITEM I. - FINANCIAL STATEMENTS


                   DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                             (Unaudited)               (Audited)
                                     ASSETS
                                                                                                MAY 31                 AUGUST 31
                                                                                                 2001                    2001
                                                                                             ------------            ------------
CURRENT ASSETS:
   Cash and Cash equivalents                                                                 $  6,662,033            $  5,031,614
   Receivables (Net of Allowance for                                                         $ 21,314,332            $ 18,993,648
      Doubtful Accounts)
   Inventory                                                                                 $    471,767            $    511,248
Prepaid expenses                                                                             $    215,298            $    109,993
Due from related parties                                                                                             $  1,585,000
Deferred tax assets                                                                          $     71,000            $     71,000
                                                                                             ------------            ------------
Total Current Assets                                                                         $ 28,734,430            $ 26,302,503

FIXED ASSETS, NET                                                                            $ 14,881,017            $ 10,497,730
OTHER ASSETS, NET                                                                            $    240,505            $    130,890
                                                                                             ------------            ------------
TOTAL ASSETS                                                                                 $ 43,855,952            $ 36,931,123
                                                                                             ============            ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                                                                          $  1,109,962            $    798,787
   Accrued Liabilities                                                                       $  1,072,590            $    725,412
   Current Maturities of Long-Term Debt                                                      $     67,426            $    228,697
   Income Taxes Payable                                                                                              $  3,246,620
                                                                                             ------------            -------------
TOTAL CURRENT LIABILITIES                                                                    $  2,249,978            $  4,999,516

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                                                            $    519,075
DEFERRED INCOME TAXES PAYABLE                                                                $     29,000            $     29,000
NEGATIVE GOODWILL, NET                                                                       $    282,581            $    332,581
MINORITY INTERESTS IN SUBSIDIARIES                                                           $  2,382,724            $  3,505,769

STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.01 Par Value,  5,000,000 Shares Authorized,
   None Issued or Outstanding Commom Stock, $0.001 Par Value,
   300,000,000 Shares Authorized, after 8 to 1 and 4 to 1 Reverse Stock Splits &
   100% Stock Dividends on 1/10/2000 and 3/12/2001,
   16,488,195 Shares Issued and 14,823,100 Shares Outstanding                                $     16,488            $     16,266
   Additional Paid In Capital                                                                $  7,700,344            $  6,690,042
   Retained Earnings                                                                         $ 33,492,251            $ 22,445,443
   Treasury Stock: 1,665,095 shares at cost                                                  $ (1,959,412)           $ (1,190,507)
   Deferred compensation                                                                     $   (338,002)           $   (416,062)
                                                                                             ------------            ------------
TOTAL STOCKHOLDERS' EQUITY                                                                   $ 38,911,669            $ 27,545,182
                                                                                             ------------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 43,855,952            $ 36,931,123
                                                                                             ============            ============

                   DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                5/31/2002          5/31/2001          5/31/2002          5/31/2001
                                                              ------------       ------------       ------------       ------------
NET REVENUES (net of contractual adjustments)                 $ 19,621,751       $ 12,778,986       $ 48,512,575       $ 31,470,925

LESS EXPENSES:

    Wages and benefits                                        $  2,299,201       $  1,673,649       $  6,122,792       $  3,907,529
    Medical supplies                                          $  4,792,399       $  3,182,469       $ 11,504,442       $  6,555,235
    General and administrative                                $  3,857,604       $  1,456,746       $  8,192,191       $  4,173,705
    Professional fees                                         $    427,150       $    636,496       $  1,322,209       $  1,537,490
    Rent, lease and occupancy                                 $    681,869       $    383,482       $  1,451,776       $    892,130
    Bad debt expense                                          $    175,551       $     59,796       $    305,574       $     94,546
    Depreciation & amortization                               $    355,827       $    232,545       $    949,684       $    632,994
    Interest                                                  $      9,853       $     15,012       $     26,806       $     47,285
                                                              ------------       ------------       ------------       ------------
    Total Expenses                                            $ 12,599,454       $  7,640,195       $ 29,875,474       $ 17,840,914
                                                              ------------       ------------       ------------       ------------
INCOME BEFORE INCOME TAXES & MINORITY INTERESTS               $  7,022,297       $  5,138,791       $ 18,637,101       $ 13,630,011
PROVISION FOR INCOME TAXES                                    $  2,230,442       $  1,422,640       $  5,888,338       $  3,950,238
                                                              ------------       ------------       ------------       ------------
INCOME BEFORE MINORITY INTERESTS                              $  4,791,855       $  3,716,151       $ 12,748,763       $  9,679,773

MINORITY INTERESTS                                            $   (664,690)      $   (933,534)      $ (1,701,956)      $ (2,108,818)
                                                              ------------       ------------       ------------       ------------
NET INCOME                                                    $  4,127,165       $  2,782,617       $ 11,046,807       $  7,570,955
                                                              ============       ============       ============       ============

BASIC EARNINGS PER COMMON SHARE                               $       0.28       $       0.20       $       0.75       $       0.53
DILUTED EARNINGS PER COMMON SHARE                             $       0.27       $       0.19       $       0.73       $       0.53

WEIGHTED AVERAGE COMMON SHARES-BASIC                            14,797,989         14,256,832         14,797,989         14,256,832
WEIGHTED AVERAGE COMMON SHARES-DILUTED                          15,057,681         14,406,918         15,057,681         14,406,918
                                                                    (1)                (2)                (1)                (2)

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

                   DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED MAY 31
                                   (UNAUDITED)

                                                              2002            2002
                                                          ------------      ------------
RECONCILIATION OF NET INCOME TO NET CASH
USED BY OPERATING ACTIVITIES:

Net Income                                                $ 11,046,807      $  7,570,955
ADD: ITEMS NOT REQUIRING CASH:
            Depreciation                                  $    949,684      $    632,994
            Minority Interests                            $  1,701,956      $  2,058,818
            Deferred compensation amortization            $     78,060      $          -

Adjustments to reconcile net income
to net cash provided by operating activities:
    (Increase) Decrease in Accounts Receivable            $ (2,320,684)     $ (7,121,827)
    (Increase) Decrease in Inventory                      $     39,481      $    (25,510)
    (Increase) Decrease in Prepaid expenses               $   (105,305)
    Increase (Decrease) in Accounts Payable               $    311,175      $   (819,231)
    Increase (Decrease) in Accrued Liabilities            $    347,178      $    188,408
    Increase (Decrease) in Income Taxes Payable           $ (3,246,620)     $    618,451
                                                          ------------      ------------
Net Cash Provided by Operating  Activities                $  8,801,732      $  3,103,058
                                                          ------------      ------------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of Fixed Assets                              $ (5,332,971)     $ (1,214,370)
    Due from related party                                $  1,585,000
    (Decrease) Increase of Other Assets                   $   (109,615)     $ (1,150,072)
                                                          ------------      ------------
    Net Cash (Used) by Investing Activities               $ (3,857,586)     $ (2,364,442)
                                                          ------------      ------------
CASH FLOW FROM FINANCING ACTIVITIES:
    Retirements of Long -Term Debt, Net                   $   (680,346)     $   (220,050)
    Issuance of Common Stock                              $  1,360,524      $  1,100,229
    Acquisition of Treasury Stock, Net                    $   (768,905)     $    (48,961)
    Reduction of Negative Goodwill                        $    (50,000)
    Purchase of minority interests                        $   (590,000)
    Distribution to Minority Interests                    $ (2,585,000)
                                                          ------------      ------------
     Net Cash Provided by Financing Activities            $ (3,313,727)     $    831,218
                                                          ------------      ------------
      Net Increase in Cash and Cash Equivalents           $  1,630,419      $  1,569,834

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            $  5,031,614      $  4,301,523
                                                          ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD            $  6,662,033      $  5,871,357
                                                          ============      ============

                           DYNACQ INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2002
                                   (UNAUDITED)

Notes to Consolidated Financial Statements

Basis of presentation

The accompanying unaudited financial statements have been prepared by Dynacq International, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements at August 31, 2001. Operating results for the nine months period ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ending August 31, 2002.

General

     The Company provides surgical healthcare services and related ancillary services through surgical hospital facilities and surgery centers. While historically the Company has offered a range of healthcare services, including ambulatory infusion and physician practice management, the focus over the last five years has been on surgical services. During the last four quarters, management has focused on same store growth of inpatient surgical services and identification of additional surgical hospital sites, as it believes such operations to be a more profitable and efficient use of resources. As of May 31, 2002, the Company operated two locations in the Houston metropolitan area, a medical center with inpatient and outpatient facilities located in Pasadena, Texas and an outpatient surgery center located in Houston, Texas. In November of 2001, the Company purchased a hospital in Baton Rouge, Louisiana which is being renovated as a surgical hospital expected to be operational in the winter of 2002. The Company continues to evaluate lease and purchase options of additional surgical hospitals.

Use of estimates

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

The Company has distributed $1,385,000 and $900,000 as profit distributions to Halcyon for its 30% ownership interest in the Hospital operations for the period from inception through August 31, 2001 and 10% ownership interest in the Hospital operations for the nine months ended May 31, 2002, respectively. As of August 31, 2001, the `Due from related parties' account in the Balance Sheet had a balance of $1,585,000 which included $1,385,000 advance to Halcyon from October, 1999 through August, 2001 and was treated as profit distributions to Halcyon by reducing both the `Due from related parties' account and the `minority interests liability' account for the same amount in this period. The payment of buy back price of $240,000 and the advance of $900,000 to Halcyon in the first nine months of the current fiscal year were booked as return of capital and profit distributions to Halcyon by reducing both the `Due to related parties' account and `minority interest liability' account for $1,140,000 in this period. Halcyon will continue to receive its proportionate share of profit distributions from the hospital and will reduce the Company's minority interests liability owed to Halcyon.

In March 2001, the Company through its wholly-owned subsidiary DPMI organized Vista Surgical Center West, L.L.C., hereinafter known as "Vista West" to operate a outpatient surgical center in Houston, Texas. From its inception and through April 2002, Vista West was owned 70% by DPMI and 30% by Piney Point Associates, L.L.C. The Company has distributed $200,000 and $100,000 as profit distribution to Piney Point Associates L.L.C. for its 30% ownership interest in Vista Surgical Center West, L.L.C. operations for the period from inception through August 31, 2001 and eight months ended April 30, 2002, respectively. In May 2002, pursuant to contractual right, the Company purchased all Piney Point Associates's interest for $350,000.

Segment and related information

The Company has three reportable segments: surgical hospital, outpatient surgical centers, and other. The surgical hospital segment is comprised of a four surgical suites hospital and provide a wide range of ancillary medical services located at 4301 Vista Road in Pasadena, Texas. The outpatient surgical centers segment provides outpatient surgical facilities, which include two centers; one located at 4301 Vista Road in Pasadena, Texas and the other one located at 2500 Fondren in Houston, Texas, both of which have a total of six surgical suites, contracted x-ray diagnostic services and laboratory testing. The Other segment includes property and equipment, which holds of all the fixed assets of the outpatient surgical centers segment and the surgical hospital segment, physician practice management, and infusion therapy both of which no longer constitute the core business of the Company.

The Company's reportable segments are business units that offer different services. They are managed separately because each business requires different technology, marketing strategies and performance evaluations.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended May 31, 2002 and May 31, 2001, respectively:

                                                       Outpatient
                                           Surgical     Surgical
                                           Hospital      Centers         Other         Total
                                         ------------ --------------  ------------ -------------
2002
Revenues-external                        $ 15,843,875  $  3,358,650   $    355,771  $ 19,558,296
Intersegment revenues                               0             0      4,527,622     4,527,622
Segment assets                             20,847,513     7,643,053     20,637,068    49,127,634
Segment profit                              4,812,966      (465,945)       621,386     4,968,407

2001
Revenues-external                        $  7,123,336  $  4,708,321   $    858,898  $ 12,690,555
Intersegment revenues                               0             0      4,082,482     4,082,482
Segment assets                             12,260,093    14,309,956     29,489,546    56,059,595
Segment profit                              2,768,167     1,078,764        608,603     4,455,534

Summmarized financial information concerning the Company's reportable segments is shown in the following table for the nine months ended May 31, 2002 and May 31, 2001, respectively:

                                                       Outpatient
                                          Surgical      Surgical
                                          Hospital       Centers        Other        Total
                                        ------------- -------------- ------------  -----------
2002
Revenues-external                        $36,229,675    $10,814,696  $ 1,312,158    $48,356,529
Intersegment revenues                              0              0   12,814,663     12,814,663
Segment assets                            20,847,513      7,643,053   20,637,068     49,127,634
Segment profit                            10,903,976        482,517    1,481,602     12,868,095

2001
Revenues-external                         15,351,729     13,431,837    2,449,370     31,232,936
Intersegment revenues                              0              0   12,538,077     12,538,077
Segment assets                            12,260,093     14,309,956   29,489,546     56,059,595
Segment profit                             6,564,315      2,781,547    2,008,333     11,354,195

The following table provides a reconciliation of the reportable segments' revenues and profit to the consolidated totals for three months and nine months ended May 31, 2002 and May 31, 2001, respectively:

                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                           5/31/2002     5/31/2001           5/31/2002         5/31/2001
                                         ------------   -----------         ------------      ------------
REVENUES
--------
Total revenues for reportable segments    19,558,296     12,690,555          48,356,529         31,232,936
Interest income                               83,808        113,575             220,789            316,804
Elimination of intersegment interest
income                                       (20,353)       (25,144)            (64,743)           (78,815)
                                         -----------    -----------         -----------        -----------
Consolidated total revenues               19,621,751     12,778,986          48,512,575         31,470,925

PROFIT:
-------
Total profit for reportable segments     $ 4,968,407    $ 4,455,534         $12,868,095        $11,354,195
Elimination of intersegment income          (176,552)      (739,383)           (119,332)        (1,674,422)
Elimination of minority interests           (664,690)      (933,534)         (1,701,956)        (2,108,818)
                                         -----------    -----------         -----------        -----------
Consolidated net income                  $ 4,127,165    $ 2,782,617         $11,046,807        $ 7,570,955

Contingencies

     The Company and its wholly owned subsidiary, Doctors Practice Management, Inc. sued Benchmark, an architectural corporation, general contractors, engineers, and some sub-contractors in the 151/st/ Judicial District Court of Harris County, Texas for fraud, negligence, breach of contract, loss of profits and/or goodwill, and punitive damages arising out of certain construction defects in connection with the completion and remodeling of Vista Community Medical Center L.L.C. Doctors Practice Management Inc. has filed a nonsuit in this case and is no longer involved. Dynacq International, Inc. is suing for actual damages of $10,000,000.00 and punitive damages of another $10,000,000. On April 26, 2000, defendant filed a counterclaim of $540,011 actual damages and $2,000,000 in punitive and/or exemplary damages claiming fraud, satisfaction of the lien, breach of contract, substantial performance, and punitive damages. The Company believes the counterclaims particularly the fraud and punitive damages claims, asserted in the above lawsuit are without merit, and expect to vigorously defend against such claims. Because the lawsuit remains at an early stage, the Company cannot currently predict the outcome of the lawsuit or the magnitude of any potential loss if the Company's defense is unsuccessful.

     A nurse at Vista Community Medical Center L.L.C. claimed she was injured on the job and filed a suit in the 133rd Judicial District Court of Harris County, Texas against Vista Community Medical Center L.L.C. The exact date of the injury that was the subject of this case is disputed. There is substantial information which indicates that at the time of Ms. Harrison's injury there was insurance coverage, and Vista Community Medical Center L.L.C. was a subscriber under the Texas Worker's Compensation Act. Therefore, Ms. Harrison's claims should be directed to the Texas Worker's Compensation Commission, and should not result in any material liability to Vista Community Medical Center L.L.C. Plaintiff have failed to specify the exact amount of damages that she is seeking, however she have alleged punitive damages.

     Since January 2002, the Company and two of its officers were named as defendants in several virtually identical lawsuits in the United States District Court for the Southern District of Texas claiming, among other things, that the defendants violated certain federal securities laws and regulations. Each complaint seeks certification as a class action on behalf of virtually all purchasers of the Company's stock from November 29, 1999 through January 16, 2002. The various Complaints that have been consolidated claim that the Company violated Sections 10(b) and 20(a) and SEC Rule 10b-5 under the Securities Exchange Act of 1934 by making materially false or misleading statements or omissions regarding revenues and receivables and regarding whether the Company's operations complied with various federal regulations. The district court has consolidated these actions and appointed a lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995, and the court has ordered the lead plaintiff to file a Consolidated Amended Complaint no later than August 30, 2002. The Company anticipates moving to dismiss that Consolidated Amended Complaint after it is filed. The Court has set a deadline for the Motion to Dismiss of October 25, 2002. These actions are at an early stage. The complaints seek damages, pre-judgment interest, costs and attorneys' fee. The Company intends to defend against the claims vigorously. However, the Company could incur substantial costs defending the lawsuit, has no insurance coverage relating to these claims, and has undertaken to indemnify the individual defendants for any losses they may suffer. The Company has not yet established a reserve for legal costs. The lawsuits could also divert the time and attention of the Company's management. The Company cannot predict the outcome of the lawsuits at this time, and there can be no assurance that the litigation will not have a material adverse impact on its financial condition or results of operations.

     In March 2002, the Company accepted service of the Brill v. Chan, et al. shareholder derivative action in the 295/th/ District Court of Harris County, Texas purportedly brought on behalf of the Company against its officers and directors, outside auditor, an investment bank, and two analysts affiliated with the investment bank. The suit alleges breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence and breach of contract. Plaintiff makes general allegations of Defendants' alleged misconduct in "(i) causing or allowing the Company to conduct its business in an unsafe, imprudent and unlawful manner; (ii) failing to implement and maintain an adequate internal control system; and (iii) exposing Dynacq to enormous losses," including allegations that various press releases and/or public statements issued between January 1999 and January 2002 were misleading. Plaintiff made no demand on either the Company or its Board of Directors prior to filing suit. Another derivative suit making similar allegations, Grubb v. Dynacq, was filed in the 152nd Judicial District of Harris County, Texas state district court; however, the plaintiff has subsequently asked the Court to approve his voluntary dismissal of that action. These actions are at an early stage. Therefore, the Company cannot predict the ultimate outcome of the lawsuits at this time, and there can be no assurance that the litigation will not have a material adverse impact on its financial condition or results of operations. The Company intends to engage outside competent and independent person to investigate the allegations made in the lawsuit(s), and take appropriate action upon conclusion of the investigation.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
          COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2002
          TO THE THREE MONTHS ENDED MAY 31, 2001.

Net revenues for the three months ended May 31, 2002 increased $6,842,765 or 54% from that for the corresponding previous quarter ended May 31, 2001, primarily due to increased revenues from the Company's surgical hospital. Net revenue from the surgical hospital in the current period increased $8,720,539 or 122 % due to more surgical cases, while net revenue from the outpatient surgical centers decreased $1,349,671 or 29% primarily due to shifting of the Company's priority to hospital operations, and other net revenue comprising of home infusion operations and physician practice management decreased $503,127 or 59% due to decrease in patient load, and interest revenue decreased $24,976 or 28% due to reduction in interest rate. Management believes that future revenues will continue to be derived primarily from its surgical hospital as the Company intends to allocate its resources to expanding this segment of the business and de-emphasizing outpatient surgical centers and other non surgical operations.

Operating expenses for the three months ended May 31, 2002 increased $4,959,259 or 65 % from that for the corresponding quarter ended May 31, 2001 primarily due to increased surgical hospital activities. Wages and benefits increased $625,552 or 37% during the current quarter ended May 31, 2002 from the corresponding quarter ended May 31, 2001, and medical supplies increased $1,609,930 or 51% for the identical period; such increases were primarily due to increased operations of the surgical hospital. General and administrative expenses for the three months ended May 31, 2002 increased $2,400,858 or 165% from the corresponding quarter ended May 31, 2001 primarily due to increased activities of the surgical hospital and the Company's increased management and expanded operations. Professional fees for the three months ended May 31, 2002 decreased $209,346 or 33% from that of the corresponding quarter ended May 31, 2001, primarily due to decreased payments to physicians under management. Rent and lease expense for the three months ended May 31, 2002 increased $298,387 or 78% from that of the corresponding quarter ended May 31, 2001, primarily due to increased surgical hospital operations. Depreciation and amortization expenses for the three months ended May 31, 2002 increased $123,282 or 53% from that of the corresponding quarter ended May 31, 2001, primarily due to increased activities of the surgical hospital.

Net income increased $1,344,548 or 48% from $2,782,617 in the corresponding period of the previous fiscal year to $4,127,165 in the current period.

Basic earnings per common share increased $0.08 per share or 40% from $0.20 per share in the corresponding period of the previous fiscal year to $0.28 per share in the current period. Diluted earnings per common share increased $0.08 per share or 42% from $0.19 in the corresponding period of the previous fiscal year to $0.27 per share in the current period.

              COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2002
              TO THE NINE MONTHS ENDED MAY 31, 2001.

Net revenues for the nine months ended May 31, 2002 increased $17,041,650 or 54% from that for the corresponding period ended May 31, 2001 primarily due to increased revenues from the Company's surgical hospital. Net revenue from the surgical hospital increased $20,877,946 or 136% in the current period compared to the corresponding period of the previous fiscal year due to more surgical cases, while net revenues from the outpatient surgical centers decreased $2,617,141 or 19% in the current period primarily due to the shifting of the Company's priority to the hospital operations, and other net revenues, which include both physician practice management and home infusion operations decreased $1,137,212 or 46% primarily due to less patient load, and interest revenue decreased $81,942 or 34% due to reduction in interest rate in the current period.

Operating expenses for the nine months ended May 31, 2002 increased $12,034,560 or 67 % from that for the corresponding period ended May 31, 2001 primarily due to increased surgical hospital activities. Wages and benefits increased $2,215,263 or 57% during the nine months ended May 31, 2002 from the corresponding period ended May 31, 2001 and medical supplies increased $4,949,207or 76% for the identical period; such increases were primarily due to increased operations of the surgical hospital. General and administrative expenses for the nine months ended May 31, 2002 increased $4,018,486 or 96% from the corresponding period ended May 31, 2001, primarily due to increased activities of the surgical hospital and the Company's increased management and expanded operations. Professional fees for the nine months ended May 31, 2002 decreased $215,281 or 14% from that of the corresponding previous nine months ended May 31, 2001, primarily due to decreased payments to physicians under management. Rent and lease expense for the nine months ended May 31, 2002 increased $559,646 or 63% from that of the corresponding period ended May 31, 2001, primarily due to increased surgical hospital operations. Depreciation and amortization for the nine months ended May 31, 2002 increased $316,690 or 50% from that of the corresponding period ended May 31, 2001, primarily due to increase activities of the surgical hospital.

Net income increased $3,475,852 or 46% from $7,570,955 in the corresponding period of the previous fiscal year to $11,046,807 in the current period.

Basic earnings per common share increased $0.22 per share or 42% from $0.53 per share in the corresponding period of the previous fiscal year to $0.75 per share in the current period. Diluted earnings per common share increased $0.20 per share or 38% from $0.53 per share in the corresponding period of the previous fiscal year to $0.73 per share in the current period.

Cash and cash equivalents for the nine months ended May 31, 2002 increased $1,630,419 or 32% from that of the previous audited balance sheet ending August 31, 2001 due to $8,801,733 provided by operating activities, $3,857,586 used by investing activities and $3,313,727 used by financing activities. Accounts receivable net of allowance for doubtful accounts for the nine months ended May 31, 2002 increased $2,320,684 or 12% from that of the previous audited balance sheet ended August 31, 2001. Accounts payable and accrued liabilities increased $658,353 or 43% primarily due to state corporate franchise tax obligations.

Liquidity and Capital Resources

The Company maintains sufficient liquidity to meet its business needs. The Company had working capital of $26,484,452 at May 31, 2002 which increased $5,181,465 or 24% from working capital at August 31, 2001 primarily due to increase in cash and cash equivalents and accounts receivable. At May 31, 2002, the Company maintained a liquid position evidenced by a current ratio of 12.8 to 1 and total debt to equity ratio of 0.13 to 1. The Company expects to have positive cash flow from operations for fiscal 2002.

The Company is actively targeting opportunities to expand the hospital operations in both local and national markets by leasing, and/or acquiring of existing facilities or the constructing of new facilities. In October, 2001, the Company obtained a $7,400,000 revolving credit facility and borrowed $600,000. The $600,000 note was paid off in March 2002 and replaced by a $600,000 revolving line of credit. Both line of credit facilities have a variable interest rate of 2.3% plus the "dealer commercial paper" rate and are available by the Company until October 2011. As of July 14, 2002, the Company has no outstanding borrowings.

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

Our investments in marketable securities were $5,353,403 at May 31, 2002, which represents less than 13 % of total assets at that date. These securities are generally short-term, highly liquid instruments and, accordingly, their fair value approximates cost. Earnings on investments in marketable securities are not significant to our results of operations, and therefore any changes in interest rates would have a minimal impact on future pre-tax earnings.

At May 31, 2002, we had no long-term debt. In March 2002, the Company paid off this long-term debt and as of the date of this Form 10-Q the Company maintains no long-term indebtedness.

Segment and related information

The Company has three reportable segments: surgical hospital, outpatient surgical centers, and other. The surgical hospital segment is comprised of a four surgical suites hospital and provide a wide range of ancillary medical services located at 4301 Vista Road in Pasadena, Texas. The outpatient surgical centers segment provides outpatient surgical facilities, which include two centers; one located at 4301 Vista Road in Pasadena, Texas and the other one located at 2500 Fondren in Houston, Texas, both of which have a total of six surgical suites, contracted x-ray diagnostic services and laboratory testing. The Other segment includes property and equipment, which holds of all the fixed assets of the outpatient surgical centers segment and the surgical hospital segment, physician practice management, and infusion therapy both of which no longer constitute the core business of the Company.

The Company's reportable segments are business units that offer different services. They are managed separately because each business requires different technology, marketing strategies and performance evaluations.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended May 31, 2002 and May 31, 2001, respectively:

                                                       Outpatient
                                           Surgical     Surgical
                                           Hospital      Centers         Other         Total
                                         ------------ --------------  ------------ -------------
2002
Revenues-external                        $ 15,843,875  $  3,358,650   $    355,771  $ 19,558,296
Intersegment revenues                               0             0      4,527,622     4,527,622
Segment assets                             20,847,513     7,643,053     20,637,068    49,127,634
Segment profit                              4,812,966      (465,945)       621,386     4,968,407

2001
Revenues-external                        $  7,123,336  $  4,708,321   $    858,898  $ 12,690,555
Intersegment revenues                               0             0      4,082,482     4,082,482
Segment assets                             12,260,093    14,309,956     29,489,546    56,059,595
Segment profit                              2,768,167     1,078,764        608,603     4,455,534

Summmarized financial information concerning the Company's reportable segments is shown in the following table for the nine months ended May 31, 2002 and May 31, 2001, respectively:

                                                       Outpatient
                                          Surgical      Surgical
                                          Hospital       Centers        Other        Total
                                        ------------- -------------- ------------  -----------
2002
Revenues-external                        $36,229,675    $10,814,696  $ 1,312,158    $48,356,529
Intersegment revenues                              0              0   12,814,663     12,814,663
Segment assets                            20,847,513      7,643,053   20,637,068     49,127,634
Segment profit                            10,903,976        482,517    1,481,602     12,868,095

2001
Revenues-external                         15,351,729     13,431,837    2,449,370     31,232,936
Intersegment revenues                              0              0   12,538,077     12,538,077
Segment assets                            12,260,093     14,309,956   29,489,546     56,059,595
Segment profit                             6,564,315      2,781,547    2,008,333     11,354,195

The following table provides a reconciliation of the reportable segments' revenues and profit to the consolidated totals for three months and nine months ended May 31, 2002 and May 31, 2001, respectively:

                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                           5/31/2002     5/31/2001           5/31/2002         5/31/2001
                                         ------------   -----------         ------------      ------------
REVENUES
--------
Total revenues for reportable segments    19,558,296     12,690,555          48,356,529         31,232,936
Interest income                               83,808        113,575             220,789            316,804
Elimination of intersegment interest
income                                       (20,353)       (25,144)            (64,743)           (78,815)
                                         -----------    -----------         -----------        -----------
Consolidated total revenues               19,621,751     12,778,986          48,512,575         31,470,925

PROFIT:
-------
Total profit for reportable segments     $ 4,968,407    $ 4,455,534         $12,868,095        $11,354,195
Elimination of intersegment income          (176,552)      (739,383)           (119,332)        (1,674,422)
Elimination of minority interests           (664,690)      (933,534)         (1,701,956)        (2,108,818)
                                         -----------    -----------         -----------        -----------
Consolidated net income                  $ 4,127,165    $ 2,782,617         $11,046,807        $ 7,570,955

PART II.
ITEM 1. - LEGAL PROCEEDINGS

          The Company and its wholly owned subsidiary, Doctors Practice Management, Inc. sued Benchmark, an architectural corporation, general contractors, engineers, and some sub-contractors in the 151/st/ Judicial District Court of Harris County, Texas for fraud, negligence, breach of contract, loss of profits and/or goodwill, and punitive damages arising out of certain construction defects in connection with the completion and remodeling of Vista Community Medical Center L.L.C. Doctors Practice Management Inc. has filed a nonsuit in this case and is no longer involved. Dynacq International, Inc. is suing for actual damages of $10,000,000.00 and punitive damages of another $10,000,000. On April 26, 2000, defendant filed a counterclaim of $540,011 actual damages and $2,000,000 in punitive and/or exemplary damages claiming fraud, satisfaction of the lien, breach of contract, substantial performance, and punitive damages. The Company believes the counterclaims particularly the fraud and punitive damages claims, asserted in the above lawsuit are without merit, and expect to vigorously defend against such claims. Because the lawsuit remains at an early stage, the Company cannot currently predict the outcome of the lawsuit or the magnitude of any potential loss if the Company's defense is unsuccessful.

          A nurse at Vista Community Medical Center L.L.C. claimed she was injured on the job and filed a suit in the 133rd Judicial District Court of Harris County, Texas against Vista Community Medical Center L.L.C. The exact date of the injury that was the subject of this case is disputed. There is substantial information which indicates that at the time of Ms. Harrison's injury there was insurance coverage, and Vista Community Medical Center L.L.C. was a subscriber under the Texas Worker's Compensation Act. Therefore, Ms. Harrison's claims should be directed to the Texas Worker's Compensation Commission, and should not result in any material liability to Vista Community Medical Center L.L.C. Plaintiff have failed to specify the exact amount of damages that she is seeking, however she have alleged punitive damages.

          Since January 2002, the Company and two of its officers were named as defendants in several virtually identical lawsuits in the United States District Court for the Southern District of Texas claiming, among other things, that the defendants violated certain federal securities laws and regulations. Each complaint seeks certification as a class action on behalf of virtually all purchasers of the Company's stock from November 29, 1999 through January 16, 2002. The various Complaints that have been consolidated claim that the Company violated Sections 10(b) and 20(a) and SEC Rule 10b-5 under the Securities Exchange Act of 1934 by making materially false or misleading statements or omissions regarding revenues and receivables and regarding whether the Company's operations complied with various federal regulations. The district court has consolidated these actions and appointed a lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995, and the court has ordered the lead plaintiff to file a Consolidated Amended Complaint no later than August 30, 2002. The Company anticipates moving to dismiss that Consolidated Amended Complaint after it is filed. The Court has set a deadline for the Motion to Dismiss of October 25, 2002. These actions are at an early stage. The complaints seek damages, pre-judgment interest, costs and attorneys' fee. The Company intends to defend against the claims vigorously. However, the Company could incur substantial costs defending the lawsuit, has no insurance coverage relating to these claims, and has undertaken to indemnify the individual defendants for any losses they may suffer. The Company has not yet established a reserve for legal costs. The lawsuits could also divert the time and attention of the Company's management. The Company cannot predict the outcome of the lawsuits at this time, and there can be no assurance that the litigation will not have a material adverse impact on its financial condition or results of operations.

          In March 2002, the Company accepted service of the Brill v. Chan, et al. shareholder derivative action in the 295/th/ District Court of Harris County, Texas purportedly brought on behalf of the Company against its officers and directors, outside auditor, an investment bank, and two analysts affiliated with the investment bank. The suit alleges breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence and breach of contract. Plaintiff makes general allegations of Defendants' alleged misconduct in "(i) causing or allowing the Company to conduct its business in an unsafe, imprudent and unlawful manner; (ii) failing to implement and maintain an adequate internal control system; and (iii) exposing Dynacq to enormous losses," including allegations that various press releases and/or public statements issued between January 1999 and January 2002 were misleading. Plaintiff made no demand on either the Company or its Board of Directors prior to filing suit. Another derivative suit making similar allegations, Grubb v. Dynacq, was filed in the 152nd Judicial District of Harris County, Texas state district court; however, the plaintiff has subsequently asked the Court to approve his voluntary dismissal of that action. These actions are at an early stage. Therefore, the Company cannot predict the ultimate outcome of the lawsuits at this time, and there can be no assurance that the litigation will not have a material adverse impact on its financial condition or results of operations. The Company intends to engage outside competent and independent person to investigate the allegations made in the lawsuit(s), and take appropriate action upon conclusion of the investigation.

ITEM 2. - CHANGES IN SECURITIES
          None

ITEM 3. - DEFAULT UPON SENIOR SECURITIES
          None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5. - OTHER INFORMATION
          None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          On June 5, 2002 the Company filed Form 8-K with the Securities and Exchange Commission to dismiss KenWood & Associates, PC and engaged Ernst & Young LLP effective May 31, 2002 as the Company's independent public accountants for the fiscal year 2002.

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

                                               DYNACQ INTERNATIONAL, INC.


DATE: July 15, 2002                          BY: /s/ Philip Chan
                                                     Philip Chan
                                                     VP-Finance/Treasurer &
                                                     Chief Financial Officer