Form 10-K
period 2002-08-31
DYNACQ INTERNATIONAL INC
filed 2002-11-29
CIK 890908

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
________________________________________________________________________________

[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

                                       For the fiscal year ended August 31, 2002

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-20554

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on November 11, 2002 was $84,523,789.

As of November 11, 2002 registrant had 14,831,100 shares of common stock outstanding, all of one class.

Documents Incorporated by Reference:

Part III--Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholders' meeting to be held on February 12, 2003.

        This annual report contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward- looking statements. These factors include, without limitation:

        . the ongoing availability of favorable reimbursement by governmental and commercial payors;

        . the quality of care, including responsiveness of service and quality of professional personnel, offered by the Company;

        . the Company's ability to establish and maintain relationships with surgeons;

        . the Company's ability to attract and retain managers and allied health professionals;

        . the Company's ability to successfully identify and integrate new surgical campuses.

        In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

        Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward- looking statements after the date of this report to conform its prior statements to actual results.

                                     PART I

Item 1. Business

General

        Dynacq International, Inc., a Nevada corporation (referred to as the "Company"), is in the surgical specialty hospital business. The Company's strategy is to develop and operate surgical specialty hospitals focusing on certain surgical specialties, including, orthopedic surgery, neurosurgery, and general surgery. The Company's surgical hospitals include operating rooms, pre- and post-operative space, intensive care units, nursing units, and state-of-the-art diagnostic facilities.

        The Company was incorporated in June 1989. In August 1992, the Company commenced operations as a provider of healthcare services and supplies to patients in their homes, specializing in home infusion therapy. The Company's home infusion therapy business was its core operation for several years before it focused on its healthcare operations. Since 1996, the Company's focus has been on the operation and development of surgical facilities, and since 2000, on specialty surgical hospitals. The Company's current operations include:

        . the ownership of 90% and the management of a surgical hospital in Pasadena, Texas (referred to as the "Vista Hospital");

        . the ownership of 100% of Vista West, an outpatient surgical facility in west Houston; and

        . a newly developed surgical hospital in Baton Rouge, Louisiana expected to be opened during the first calendar quarter of 2003.

        During fiscal 2002, the Company's primary sources of revenue were derived from the Vista Hospital, and from an outpatient surgery center adjacent to the Vista Hospital. During the first quarter of fiscal 2003, the Company received state approval to consolidate the outpatient surgical facilities into the Vista Hospital operating license, thereby achieving a total of 8 operating rooms that can be utilized for both inpatient and outpatient procedures.

        In November 2001, the Company purchased the Charis Hospital in Baton Rouge, Louisiana for $3,400,000. The Company is renovating the existing facility and is constructing approximately 20,000 square feet of new surgical rooms and support space, for an aggregate cost of approximately $4,500,000. The renovated facility, which now contains approximately 49,500 square feet of space, is called the Vista Surgical Hospital of Baton Rouge, and is expected to open in the first calendar quarter of 2003. The hospital will have 2 procedure rooms, 4 operating rooms, an intensive care unit, 39 hospital beds, and diagnostic facilities. In connection with the renovation and operation of the hospital, the Company, through one of its subsidiaries, will lease approximately $10,000,000 of diagnostic equipment and general furnishings for the hospital.

        In September 1993, the Company's common stock commenced trading on the Nasdaq Small Cap System under the trading symbol DYII. In February 1998, the Company effectuated a four to one reverse stock split. In January 2000 and March 2001, the Company completed two separate stock splits effected in the form of a 100% stock dividend. In April 2000, the Company's common stock started trading on the Nasdaq National Market System under the same trading symbol, DYII.

Industry Background

        The development of proprietary general acute care hospital networks occurred during the 1970s. During the past 20 years, freestanding outpatient surgery centers were developed to compete with these general hospitals for outpatient procedures. Freestanding outpatient surgery centers allowed surgeons to perform outpatient procedures in specialized facilities, designed to improve efficiency and enhance patient care. The Company believes the creation of specialty surgical hospitals, which the Company has focused on developing, has occurred primarily due to ongoing medical innovation that permits the performance of more complex inpatient procedures at freestanding facilities, as opposed to general hospitals. The Company believes that specialty surgical hospitals allow surgeons to perform inpatient procedures at facilities that provide similar efficiencies as those provided at outpatient surgery centers.

        Private surgical hospitals are designed with the goal of improving surgeon efficiency. The Company believes that this is due to the elective nature of the procedures performed and the use of block scheduling, which allows surgeons to schedule their time more efficiently and therefore increase the number of surgeries they can perform in a given amount of time. Block scheduling provides surgeons with specified blocks of time in which they can schedule procedures. In addition, as the Company's facilities contain multiple operating rooms, block scheduling permits surgeons to schedule multiple elective procedures in adjacent operating rooms, which allows for greater scheduling flexibility and more consistent staffing. In addition, the Company believes that many surgeons choose to perform surgery in the Company's facilities because their patients prefer the comfort of a less institutional atmosphere and the convenience of simplified admissions and discharge procedures.

Vista Hospital and Vista West

        Pending the opening of the Baton Rouge hospital campus, the Company's current primary operating campus is the Vista Hospital. The Vista Hospital is located in Pasadena, Texas, and currently consists of 8 operating rooms and 37 operating beds. During fiscal year 2002, the Vista Hospital represented approximately 94% of the Company's net patient service revenues. This percentage includes both inpatient and outpatient procedures performed at the Vista Hospital and at the outpatient surgical facility, which, as previously discussed, was consolidated into the Vista

Hospital during the first quarter of fiscal 2003. For fiscal 2002, the outpatient surgical facility represented approximately 17% of the Company's net patient service revenues. The Vista Hospital's areas of surgical specialty include orthopedic surgery, general surgery, and neurosurgery.

        The Vista Hospital, and the land on which the hospital is located, is held by a wholly owned subsidiary of the Company, which leases the facility to a separate entity that is owned 90% by Doctors Practice Management, Inc., a wholly owned subsidiary of the Company ("DPMI"), and 10% by Halcyon, L.L.C. DPMI also manages the Vista Hospital.

        Vista West was established in March 2001, and is a satellite surgical center to the Vista Hospital located in west Houston. Vista West houses 2 operating rooms. This facility's primary areas of practice include orthopedic surgery, general surgery, and pain management. For fiscal 2002, Vista West represented approximately 3% of the Company's net patient service revenues.

        DPMI was originally established for the purpose of providing fee-based management services to physician groups. As part of the Company's overall business strategy to concentrate its resources on the operation of its current hospital campuses and on identifying future hospital projects, it is not pursuing additional physician management agreements at this time. This portion of the Company's business represented a nominal amount of revenue for the Company during fiscal 2002. DPMI's primary current activities involve the management of certain of the Company's medical facilities.

Business Growth Strategy

        Since 1996, the Company has focused on developing and expanding its surgical services. The primary elements of the Company's current business strategy involve:

        . Actively seeking and pursuing new opportunities to develop and/or acquire additional surgical specialty hospitals;

        .   Identifying new geographic markets for possible expansion;

        .   Adding new capabilities to its existing hospital campuses;

        . Further developing and refining its surgical hospital prototype to, among other things, enhance the facility design of its hospitals to provide efficient, effective, and quality patient care;

        .   Creating and maintaining relationships with quality surgeons;

        . Exploring the addition of new surgical product lines and ancillaries;

        . Providing an attractive work environment to retain highly qualified allied health professionals; and

        . Attracting and retaining key management, marketing, and operating personnel at the corporate level.

Marketing and Sales

        The Company maintains a corporate development division, headed by one of its executive officers, which continually evaluates and seeks new development projects in the surgical hospital space. Each of the Company's existing facilities maintains a marketing team responsible for management of the facilities' marketing needs.

Competition

        Presently, the Company operates only in the greater Houston metropolitan market, but expects to begin competing in the Baton Rouge, Louisiana market upon the opening of the Baton Rouge hospital campus. In each market, the Company competes with other providers, including major acute care hospitals. Hospitals may have various competitive advantages over the Company, including their community position, capital resources, and proximity to surgeon office buildings. The Company also encounters competition with other companies for acquisition and development of facilities and for strategic relationships with surgeons.

        The Company estimates that there are two publicly held companies, and numerous privately held companies, that acquire and develop freestanding private surgical hospitals and outpatient surgery centers. Many of these competitors have greater resources than the Company. The principal competitive factors that affect the Company's ability and the ability of its competitors to acquire or develop private surgical hospitals are experience and reputation, and access to capital. Further, some surgeon groups develop surgical facilities without a corporate partner. The Company can provide no assurance that it will be able to successfully compete in this market.

Healthcare Regulation

        The healthcare industry is highly regulated at the federal and state levels. The various relationships between the Company and its affiliated surgeon groups, however, are varying and in some respects unique, and many aspects of these relationships have not been the subject of judicial or regulatory interpretation. There can be no assurance that a review of the Company's business by courts or by healthcare, tax, labor or other regulatory authorities would not result in determinations that could adversely affect the Company's operations or that the healthcare regulatory environment will not change so as to restrict the Company's existing operations or potential for expansion.

        A federal statute, referred to as the "anti-kickback statute," prohibits the offer or payment of remuneration, or the solicitation or receipt of remuneration, to induce either (a) the purchase of any item or service reimbursable in whole or in part by Medicare or certain state healthcare programs (including Medicaid); or (b) the referral of an individual for the furnishing of any item or service reimbursable in whole or in part by Medicare or certain state healthcare programs. Both criminal and civil penalties can be imposed for violations of the anti-kickback statute, including exclusion from participation in the Medicare and Medicaid programs. The Department of Health and Human Services ("DHHS") and law enforcement authorities are increasingly scrutinizing arrangements between healthcare providers and referring physicians to ensure that those arrangements do not constitute mechanisms for paying for referrals. In addition, a number of states have adopted similar legislation that applies to patients not covered by Medicare or Medicaid programs. The Company does not believe that its business operations violate federal or state anti-kickback statutes. Nevertheless, because of the breadth of federal and state anti-kickback statutes and the absence of court decisions interpreting their application to arrangements such as those entered into by the Company, there can be no assurance that the Company's activities will not be challenged by regulatory authorities or that the Company's position will prevail if challenged.

        The Company's facilities are currently located in Louisiana and Texas. Both states impose licensing, certification and other requirements on the Company's facilities, and may require additional licenses or certifications or become subject to new regulations as the Company expands its facilities or acquire additional facilities in each state. The Company may become subject to additional regulations as it expands or enters new markets. In addition, the Company's facilities are subject to state and local licensing regulations ranging from the adequacy of medical care to compliance with building codes and environmental protection laws.

        The Health Insurance Portability and Accountability Act of 1996 contains, among other measures, provisions that require many organizations, including the Company, to implement very significant and potentially expensive new computer systems and business procedures designed to protect each patient's individual healthcare information. The Health Insurance Portability and Accountability Act of 1996 requires the DHHS to issue rules to define and implement patient privacy standards. The Company expects that compliance with these standards will require significant commitment and action, and may cause significant expenditures. The Company cannot predict the total financial impact of the regulations on its operations.

        The federal government and the various states regulate and license various aspects of the Company's business. Federal laws require, among other things, that the Company's facilities comply with rules relating to controlled substances. These rules include an obligation to register with various government agencies and to meet certain requirements concerning security, record keeping, inventory controls, prescription forms, order forms and labeling. The Company's nurses and pharmacists also are subject to state licensing requirements and laws regarding standards of professional conduct. Each nurse and pharmacist practicing at the Company must have a valid license. The Company believes that its operations comply in all material respects with all applicable licensing requirements.

        Numerous legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the United States healthcare system nationally or at the state level. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect, if any, such proposals would have on the Company's business. Certain proposals, such as reducing Medicare and Medicaid, could adversely affect the Company. There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company.

Insurance

        The Company maintains separate insurance policies for each of its facilities. The Company maintains both malpractice insurance and general liability insurance in amounts management deems adequate. In addition, the physicians practicing at the Company's facilities also maintain malpractice insurance.

Employees

        As of November 1, 2002, the Company employed approximately 288 full-time employees and 50 part-time employees.

Executive officers of the registrant

        The following table sets forth the name, age, present title, principal occupation, and certain biographical information for the past five years for the Company's executive officers.

        Chiu M. Chan, age 50, has served as a director and as president, secretary, and chief executive officer since July 1992. Mr. Chan is a registered pharmacist and since May 1978 was employed by various health care service organizations in Houston, Texas prior to his affiliation with Dynacq. Mr. Chan earned a Bachelor of Science degree in Pharmacy from the University of Houston.

        Philip S. Chan, age 51, has served as a director and as vice president of finance, chief financial officer, and treasurer since July 1992. Mr. Chan earned advanced accounting degrees from the University of Houston and is a CPA in the State of Texas. Prior to his employment with Dynacq, Mr. Chan had previous corporate and outside accounting experience. Philip S. Chan is not related to Chiu M. Chan.

        Sarah C. Garvin, age 55, has served as vice president of operations and strategic planning from December 2000 and was named chief operating officer and executive vice president in October 2001. Prior to joining Dynacq, Ms. Garvin was an officer in Surgi+Group, Inc., which was acquired by Dynacq. From mid-1993 to June 1996, Ms. Garvin was senior vice president of Surgical Health Corporation and from June 1996 to June 2000 served as chief executive officer of its spin-out subsidiary company, Physician Health Corporation.

        Irvin T. Gregory, age 64, has served as executive vice president of development and chief development officer since October 2001, and served as vice president of development from December 2000 until October 2001. Since September 2000, Mr. Gregory served as president of Surgi+Group, Inc., which was acquired by Dynacq. From June 1999 until September 2000, Mr. Gregory served as president of Gregory & Associates, Inc., a surgery center consulting business. From May 1997 until April 1999, Mr. Gregory served as president and chief executive officer of Physicians Surgical Care, Inc., a privately owned surgery center company. From December 1994 until May 1997, Mr. Gregory served as president and chief executive officer of Amedysis Surgery Centers, Inc., a division of Amedysis, Inc., a publicly held healthcare services company.

Risk Factors

        The following factors affect the Company's business and the industry in which it operates. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known or that the Company currently considers immaterial may also have an adverse effect on the Company. If any of the matters discussed in the following risk factors were to occur, the Company's business, financial condition, results of operations, cash flows or prospects could be materially adversely affected.

The Company is highly dependent on the Vista Hospital for the majority of its revenues.

        Although the Company's business strategy is to open additional facilities in the future, at the present time, the majority of the Company's revenues are derived from the management and operation of the Vista Hospital. Therefore, the success of the Company is directly dependent on the successful operation of the Vista Hospital. If the operations of the Vista Hospital are adversely affected for any reason, the Company's operating results will be severely damaged.

The Company is dependent upon establishing and maintaining surgeon relationships.

        The Company's success will depend on its ability to develop and maintain productive relationships with the surgeons utilizing its facilities. Identifying appropriate surgeons groups and negotiating and implementing affiliations with these groups can be a lengthy process. There can be no assurance that the Company will be successful in identifying and establishing relationships with these surgeons, and if relationships are established, there can be no assurance that such relationships will be maintained.

If a federal or state agency asserts a different position or enacts new laws or regulations regarding illegal remuneration or other forms of fraud and abuse, the Company could suffer penalties or be required to make significant changes to its operations.

         A federal law, referred to as the anti-kickback statute, prohibits healthcare providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. The anti-kickback statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by case law or regulations. Violations of the anti-kickback statute may result in substantial civil or criminal penalties and exclusion from participation in the Medicare and Medicaid programs, which would have a material adverse effect on the Company's business. DHHS has published final safe harbor regulations that outline categories of activities that are protected from prosecution under the anti-kickback statute. The structure of the Company's limited partnerships and limited liability companies operating surgical hospitals and surgery centers may not satisfy all of the requirements of any safe harbor. Nevertheless, a business arrangement that does not completely comply with a safe harbor is not necessarily illegal under the anti-kickback statute. In addition, the states in which the Company operates also have adopted laws, similar to the anti-kickback statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. These statutes typically impose criminal and civil penalties as well as loss of license.

If the Company fails to comply with applicable laws and regulations, it could suffer penalties or be required to make significant changes to its operations.

        The healthcare industry is highly regulated. The Company is subject to many laws and regulations at the federal, state and local government levels in the jurisdictions in which it operates. These laws and regulations require that the Company's surgical hospitals and surgery center and its operations meet various licensing, certification and other requirements, including those relating to:

        . the adequacy of medical care, equipment, personnel, operating policies and procedures;

        .   qualifications of medical and support personnel;

        .   maintenance and protection of records;

        .   billing for services by healthcare providers; and

        .   privacy and security of healthcare information.

        If the Company fails to comply with applicable laws and regulations, it could suffer civil or criminal penalties, including the loss of its licenses to operate. In the future, different interpretations or enforcement of existing or new laws and regulations could subject the Company's current practices to allegations of impropriety or illegality, or could require the Company to make changes in its facilities, structure, equipment, personnel, services, capital expenditure programs and operating expenses. There is no assurance that current or future legislative initiatives or government regulation will not have a material adverse effect on the Company.

The Company's business success depends on its relationships with surgeon partners, which may be subject to conflicts of interest and disputes.

        The business of the Company depends upon the efforts and success of the surgeon partners who perform surgical procedures at the Company's facilities and the strength of its relationship with these surgeons. The Company's business could be adversely affected if these surgeons do not maintain the quality of medical care or do not follow required professional guidelines at the Company's facilities, if there is damage to the reputation of a key surgeon or group of surgeons, or if the relationship with a key surgeon partner or group of surgeon partners is impaired. As the owner of majority interests in the partnerships and limited liability companies that own the Company's facilities, the Company owes a fiduciary duty to the surgeons who are minority interest holders in these entities and may encounter conflicts between the interests of the Company and that of the minority holders. In these cases, the Company's representatives in each joint venture are obligated to exercise reasonable, good faith judgment to resolve the conflicts and may not be free to act solely in the Company's own best interests.

The Company relies on insurance coverage and reimbursement, which may not cover the total costs of services performed.

        A portion of the services utilized by patients at the Company's facilities are covered by private insurance coverage and reimbursement. Many carriers limit payment to usual, customary, and reasonable charges within the industry. The amount billed by a Company facility may sometimes exceed the amount the insurer will pay. In those cases, the facility can collect only a proportion of billed charges from the carrier. In addition, many insurers pay only a percentage of covered charges, with the remainder being paid by the patient. If the Company is unable to collect the amounts owed from patients or it is prohibited by its agreement with insurers from collecting such amounts from patients, its financial condition could be adversely affected.

The Company is subject to complex and changing licensing, certification, and reporting requirements.

        The laws regulating the healthcare industry are complex and subject to frequent change and there can be no assurance that the Company and its facilities will comply with, or stay in compliance with, such laws. The Company's failure to comply with some or all of those laws, including state licensing or Medicare certification requirements, could result in revocation of the Company's facilities' licenses, loss of certification as a Medicare provider, or other adverse regulatory consequences. Any such action could have a detrimental effect on the Company's use of its facilities and thus the profitability of the Company.

The Company may be required to spend significant amounts complying with new federal and state requirements relating to patient privacy.

        There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing patient privacy concerns. These health privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. In addition, new standards will be implemented in the future to protect the security of health-related information. The proposed security regulations would require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. Compliance with the initial standards was initially required by October 16, 2002. However, Congress recently extended the compliance date until October 16, 2003 for entities that file a plan with DHHS that demonstrates how they intend to comply with the regulations by the extended deadline. The Company has filed the foregoing extension, and as such, has until October 16, 2003 to comply with the above provisions. Although the total financial or other impact of these regulations on the Company's business is unknown, compliance with these regulations could require it to spend substantial sums, including but not limited to purchasing new computer systems. Additionally, failure to comply with these regulations could expose the Company to civil and criminal penalties, and to substantial monetary fines. In addition, the Company's facilities will continue to remain subject to state laws that may be more restrictive than the federal privacy regulations.

If the Company is unable to acquire and develop additional facilities on favorable terms and manage its growth, it will be unable to execute its development strategy.

        The Company's strategy includes continuing to develop or acquire additional private surgical hospitals. The Company's efforts to execute its development strategy may be affected by its ability to identify suitable candidates and negotiate and close acquisition and development transactions. The Company is currently evaluating potential acquisitions and development projects and expects to continue to evaluate acquisitions and development projects in the foreseeable future. To accommodate the Company's past and anticipated future growth, and to compete effectively, the Company will need to continue to implement and improve its management, operational, and financial information systems. There is no assurance that the Company will be able to successfully integrate any additional projects that it pursues.

If the Company does not have sufficient capital resources for its expansion strategy its growth could be limited.

        The Company will need capital to develop and operate additional facilities. The Company may finance future development projects through debt or equity financings, or through the issuance of equity. To the extent that the Company undertakes these types of financings or uses common stock as consideration, the Company's current shareholders may experience ownership dilution. If the Company does not have sufficient capital resources, its growth could be limited. There is no assurance that the Company will be able to obtain financing necessary for its expansion strategy, or that, if available, the financing will be on acceptable terms.

Item 2.  Properties

        The Vista Hospital, the office building adjacent to such facility, and the land upon which the facilities are located are held by a wholly owned subsidiary of the Company. The office building is approximately 36,000 square feet and the Vista Hospital (including the recently consolidated outpatient space) is approximately 45,000 square feet. The purchase of the Vista Hospital, the office building, and the land upon which the facilities are located was made through the issuance of a $1,670,000 promissory note payable in 84 monthly installments of $26,447 at an interest rate of 8.5% per annum. Management believes the facility is adequately covered by insurance. The property tax rate is approximately 3% of appraised value and the annual real and personal property taxes are approximately $324,000. The Vista Hospital, the land upon which the Vista Hospital is located, and all furniture, fixtures, and equipment located at the facility are subject to a first lien deed of trust to secure the Company's revolving credit facility, which, as of August 31, 2002, has not been drawn upon.

        The surgical hospital to be opened in Baton Rouge, Louisiana, and the land on which the facility is located, is held by a wholly owned subsidiary of the Company. The land and building were purchased during fiscal year 2002 for approximately $3,400,000. The Company is renovating the facility and upon opening it is expected to consist of approximately 49,500 square feet of space. Management believes the facility is adequately covered by insurance.

        In July 1996, DPMI leased approximately 3,000 square feet of office space from the City of Pasadena pursuant to a five-year lease with an option for an additional five years. DPMI has exercised the five-year lease option to expire on June 30, 2006, which requires lease payments of $10,800 annually.

        The Company leases office space for its executive offices, which consists of approximately 1,000 square feet, and are leased on a month-to-month basis for $1,286 per month. The lessor of the office space is Capital Bank, of which Mr. Earl Votaw, one of the Company's directors, is a director. Management believes that the lease rate being paid is consistent with other commercial rates available in the East Houston area.

Item 3. Legal Proceedings

        In January 2002, the Company and two of its officers were named as defendants in a shareholder class action lawsuit in the United States District Court for the Southern District of Texas alleging violations of federal securities laws and regulations. The putative class covers those persons who purchased the Company's shares between November 29, 1999 and January 16, 2002. The various complaints that have been consolidated claim that the Company violated Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934 (the "Exchange Act") by making materially false or misleading statements or omissions regarding revenues and receivables and regarding whether the Company's operations complied with various federal regulations. The district court has consolidated these actions and appointed a lead plaintiff in the matter. The lead plaintiff filed a consolidated amended complaint on September 6, 2002. The Company anticipates moving to dismiss that consolidated amended complaint. These actions are at an early stage, and no discovery has taken place at this time. The Company intends to defend these claims vigorously.

        In March 2002, the Company accepted service of a shareholder derivative action brought in the 295th District Court of Harris County, Texas brought on behalf of the Company against its officers and directors, outside auditor, and investment bank, and two analysts affiliated with that investment bank. The suit alleges breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence and breach of contract. Plaintiff makes general allegations of the defendants' alleged misconduct in "(i) causing or allowing the Company to conduct its business in an unsafe, imprudent and unlawful manner; (ii) failing to implement and maintain an adequate internal control system; and (iii) exposing Dynacq to enormous losses," including allegations that various press releases and/or public statements issued between January 1999 and January 2002 were misleading. Plaintiffs further allege sales by Company insiders while in possession of material non-public information. The plaintiffs made no demand on either the Company or its Board of Directors prior to filing suit. A separate action was brought in United States District Court for the Southern District of Texas making similar allegations in federal court against only officers and directors of the Company. The plaintiff in this action also did not make a demand on the Company prior to filing suit. Another derivative suit making similar allegations was filed in the 152nd District Court of Harris County, Texas; however, at the plaintiff's request, the Court dismissed that action.

        The Board of Directors has appointed a Special Litigation Committee to conduct an investigation and make a determination as to how the Company should proceed on the claims asserted in the shareholder derivative actions. On October 7, 2002, the 295th district court stayed the state-court shareholder derivative case for 60 days pending the Special Litigation Committee's investigation. On November 12, 2002, the federal district court presiding over the shareholder derivative action filed there stayed that action pending conclusion of the shareholder class action lawsuit.

        In June 1999, the Company filed a suit entitled Dynacq International, Inc. and Doctors Practice Management Inc. v. Benchmark, an Architectural Corporation, and David Bush, in the 151st Judicial District Court of Harris County, Texas. This case involves a dispute regarding the construction and renovation of Vista Community Medical Center, L.L.C. The Company has filed suit against the architect, general contractors, engineers, and some sub-contractors for fraud, negligence, breach of contract, loss of profits and/or goodwill, and punitive damages arising out of certain construction defects in connection with the completion and remodeling of Vista Community Medical Center, L.L.C. Doctors Practice Management has filed a non-suit in this case and is no longer involved. The Company is suing for actual damages of $10,000,000 and punitive damages of $10,000,000. Benchmark filed a counterclaim for approximately $40,116 in actual damages arising from breach of contract, quantum meruit, substantial performance, and satisfaction of the lien causes of action, $2,000,000 for damages as a result of fraud, and another $2,000,000 in punitive damages. Benchmark's claims for fraud and punitive damages have been disposed of via summary judgment in favor of the Company. The matter is in the discovery phase.

        From time to time, the Company is involved in litigation incidental to its business. In the Company's opinion, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company's results of operations, cash flows, or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock began trading under the symbol "DYII" on the Nasdaq National Market System in April 2000, prior to which it traded on the Nasdaq Small Cap Market under the same trading symbol. The following table sets forth the high and low bid price of the common stock for the past two fiscal years, as reported by the Nasdaq National Market. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. All prices reflect two separate two for one stock dividends affected January 2000 and March 2001.

                                                  HIGH           LOW

         FISCAL 2001
         -----------

First quarter ended November 30, 2000            $ 5.77       $ 4.38
Second quarter ended February 28, 2001            15.19         4.56
Third quarter ended May 31, 2001                  15.69        11.85
Fourth quarter ended August 31, 2001              21.36        13.56

         FISCAL 2002
         -----------

First quarter ended November 30, 2001            $25.79       $11.00
Second quarter ended February 28, 2002            29.25         5.70
Third quarter ended May 31, 2002                  18.00         9.06
Fourth quarter ended August 31, 2002              17.25        11.31

         As of November 13, 2002, there were approximately 371 record owners of the Company's common stock. This number does not include shareholders who hold the Company's securities in nominee accounts with broker-dealer firms or depository institutions.

         The Company has not paid any cash dividends on its common stock during the past two fiscal years and intends to retain all earnings for operations and expansion of its business. The Company does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon the Company's results of operations, financial condition and capital requirements, as well as such other factors as the Company's Board of Directors may consider.

Recent Sales of Unregistered Securities

         During fiscal 2002, the Company issued and sold 21,442 shares of common stock to two accredited investors, for an aggregate consideration of $281,105. The Company believes that the transaction was exempt from registration under the Securities Act pursuant to Section 4(2) as transactions not involving any public offering because such securities were sold to accredited investors that were purchasing for investment without a view to further distribution. The Company took steps to ensure that the purchaser was acquiring securities for purposes of investment and not with a view to distribution. All sales of the Company's securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. Restrictive legends were placed on the stock certificates evidencing the shares.

Item 6.  Selected Financial Data

Item 6. Selected Financial Data

         The data that follows should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                     Year ended August 31,
                                                                     ---------------------
                                               2002           2001           2000           1999            1998
                                               ----           ----           ----           ----            ----
Operating Data:
Net patient service revenue                $ 64,883,235   $ 43,803,619   $ 26,032,441   $ 16,212,656    $  8,740,111
Operating expenses                           37,734,009     25,817,947     15,878,423     12,286,411       6,979,357
                                           --------------------------------------------------------------------------
Operating income                             27,149,226     17,985,672     10,154,018      3,926,245       1,760,754
Other income, net                               367,799        591,886        372,840        294,095         121,504

Minority interest                            (2,033,387)    (2,476,750)      (807,452)      (146,508)       (220,415)

Income tax provision                        (10,044,459)    (5,040,000)    (3,861,000)    (1,410,000)       (716,000)
                                           --------------------------------------------------------------------------
Net income                                 $ 15,439,179   $ 11,060,808   $  5,858,406   $  2,663,832    $    945,843
                                           ==========================================================================

Earnings per share from
     continuing operations (basic)         $       1.05   $       0.76   $       0.43   $       0.21    $       0.07
Weighted average
    common shares (basic)                    14,759,404     14,614,692     13,489,586     12,973,442      13,728,020
Earnings per share from
     continuing operations (diluted)       $       1.03   $       0.75   $       0.41   $       0.19    $       0.07
Weighted average
    common shares (diluted)                  15,047,829     14,673,775     14,268,390     13,788,794      13,870,168

Statement of Cash Flows Data:
Cash provided by operating activities      $ 12,182,072   $  2,743,364   $  5,456,591   $  3,211,876    $  2,325,812
Cash used by investing
    activities                               (7,369,437)    (2,171,805)    (1,251,679)    (4,390,026)       (375,874)
Cash provided (used) by financing
     activities
                                             (2,260,493)       158,532     (1,067,284)       (71,572)       (379,024)

Other Data:
Cash dividends per share                   $          -   $          -   $          -   $          -    $          -


                                                                       As of August 31,
                                                                       ----------------
                                               2002           2001           2000           1999            1998
                                               ----           ----           ----           ----            ----
Balance Sheet Data:
Total assets                               $ 51,078,621   $ 35,865,401   $ 23,046,241   $ 15,512,512    $  9,612,056
Long-term debt                                        -        519,075        387,965        685,487         954,144
Total stockholders' equity                   44,568,373     27,545,182     14,568,509      8,364,402       5,804,518

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         You must read the following discussion of the results of the operations and financial condition of the Company in conjunction with its consolidated financial statements, including the notes, included in this Form 10-K filing. See also "Selected Financial Data."

Overview

         Historically, the Company has derived revenue from various business operations, including infusion therapy, physician practice management, emergency and inpatient surgical operations, clinic and outpatient surgical operations, and property and equipment operations. Revenues derived from the Company's surgical hospital and outpatient surgical facilities consist primarily of facility and service fees, and management and administrative fees. These fees do not include charges from the patient's physicians, which are billed directly by the physician. The infusion therapy business primarily involves the administration of physician-prescribed nutrients, antibiotics and other medicines to cancer patients in their homes. Physician practice management consists of office space and fee-based management services for physicians. The property and equipment operations involve the leasing of equipment and facilities. The Company aligns its operations among three reportable segments: surgical hospital, outpatient surgical centers, and corporate and management services.

         The Company business strategy is to focus on the operation and development of surgical specialty hospitals, which provide a variety of surgical services. The Company's current operations include:

         .   the ownership of 90% of Vista Hospital, a surgical hospital;

         . the ownership of 100% of Vista West, an outpatient surgical facility; and

         . a newly developed surgical hospital in Baton Rouge, Louisiana expected to be opened during the first calendar quarter of 2003.

         For the year ended August 31, 2002 ("Fiscal 2002"), the Company operated an outpatient surgical facility adjacent to the Vista Hospital. Subsequent to Fiscal 2002, the Company received state approval to consolidate the outpatient surgical facilities into the Vista Hospital operating license, thereby increasing the number of rooms that can be utilized by the Vista Hospital. As such, the Company expects that revenues from its outpatient surgical services will decrease during the fiscal year ending August 31, 2003, as compared with prior periods, as operating rooms previously utilized for such procedures are now available to be utilized for inpatient surgical procedures.

         The Company expects to continue to focus its primary resources on developing its surgical hospital business, and expects to commence operations of its newly developed surgical hospital located in Baton Rouge, Louisiana in the first calendar quarter of 2003. Accordingly it is expected that the surgical hospital business will generate a majority of the Company's revenue during Fiscal 2003. The Company believes that this segment of operations presents the best opportunity for growth.

         For Fiscal 2002, approximately 76% of the Company's revenue resulted from its surgical hospital activities, 21% from its two outpatient surgical centers, and 3% from other activities, which include physician practice management and infusion therapy services. For the year ended August 31, 2001 ("Fiscal 2001"), 53% of the Company's revenue resulted from its surgical hospital activities, 40% from its outpatient surgical center activities, and 7% from other activities, which include physician practice management and infusion therapy services. For the year ended August 31, 2000 ("Fiscal 2000"), 28% of the Company's revenue resulted from its surgical hospital activities, 58% from its outpatient surgical center activities, and 14% from other activities, which includes physician's practice management and infusion therapy services.

Critical Accounting Policies and Estimates

General

         The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to the management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made. The significant accounting policies are described in the Company's financial statements (see Note 1 in Notes to the Consolidated Financial Statements). Of these policies, management believes the following ones may involve a higher degree of judgment and complexity.

Revenue Recognition

         The Company's revenue recognition policy is significant because it is the primary component of its results of operations. The Company follows specific and detailed policies on recognizing revenue. Revenue from patient services are recognized as performed based on net realizable amounts from patients, third-party payors, and others for services rendered under reimbursement agreements. Allowances for discounts on services or adjustments for non-covered costs and expenses are recognized in the period in which the related revenues are provided.

Accounts Receivable and Allowances for Doubtful Accounts

         As explained under "Revenue Recognition" the Company records revenue and related accounts receivable based on net realizable amounts from the patients, third-party payors, and others for services rendered under reimbursement agreements with third-party payors. As with any healthcare provider, some of the accounts receivable will ultimately prove uncollectible, primarily due to the inability of patients to satisfy their financial obligations to the Company. Allowances for doubtful accounts are determined by the Company's management based on historical experience and an assessment of the circumstances applicable to individual accounts.

Results of Operations

General

                                                   Year Ended August 31
                                                   --------------------
                                                  2002    2001     2000
                                                  ----    ----     ----

Net Patient Service Revenues                     100.0%  100.0%   100.0%
 Costs and expenses:
   Compensation and benefits                        14%     14%      17%
   Medical supplies                                 23%     21%      17%
   Contract payments to physicians                   3%      5%       5%
   Depreciation and amortization                     2%      2%       3%
   Rent and occupancy                                1%      1%       1%
   Other general & administrative expenses          14%     16%      18%
   Other costs                                       1%      0%       0%

Total costs and expenses                            58%     59%      61%

Income from Operations                              42%     41%      39%

Income before incomes taxes & minority interests   42%     42%       40%

Net Income                                         24%     25%       23%

Comparison of the Fiscal Years Ended August 31, 2002 and August 31, 2001.

         Net patient service revenue increased $21,079,616, to $64,883,235 for Fiscal 2002 compared to $43,803,619 for Fiscal 2001. Revenues from the Company's surgical hospital activities increased to $49,566,300 during Fiscal 2002 from $23,328,310 during Fiscal 2001, the result of an increase in surgical cases from Fiscal 2001. During Fiscal 2002 there was an increase of 95% in inpatient procedures and an increase of 44% in patient days compared to that of Fiscal 2001. Revenues in the Company's outpatient surgical centers decreased to $13,943,089 during Fiscal 2002 from $17,798,282 during Fiscal 2001, primarily due to the decrease in outpatient surgical cases since the Company is focusing more on inpatient cases. Corporate and management services revenue decreased to $1,605,600 in Fiscal 2002 from $3,029,141 at Fiscal 2001 primarily due to a decrease in activities related to the ambulatory infusion therapy services and the decrease in physician management practices. The overall increase in the net patient service revenues for the Fiscal 2002 was the result of the Company's primary focus on expanding its surgical hospital operations. The Management's current strategy is to continue to focus on this operating segment.

         For Fiscal 2002, total costs and expenses increased by $11,916,062 or 46% from Fiscal 2001. The increase is primarily due to significant increases in the surgical hospital activities. The significant increases in the component expense categories of the operating expenses are as follows:

         . Compensation and benefits expense increased by $3,237,252 or 54% from Fiscal 2001. The increase is primarily due to the significant increase in surgical activities compared to that of Fiscal 2001, which required increased hospital staffing and an increase it the number of Company employees at the corporate level.

         . Medical supplies increased by $6,032,953 or 65% from Fiscal 2001. The increase is primarily due to the significant increase in surgical activities compared to that of Fiscal 2001.

         . Contract payments to physicians decreased by $532,679 or 23% from Fiscal 2001, which is attributable to the decrease in activities related to the Company's physician management practice. This area of the Company's business will continue to decrease during the fiscal year ending August 31, 2003, as the Company continues to focus on other areas of its operations.

         . Other general and administrative expenses increased by $2,307,451 or 32% from Fiscal 2001. The increase is primarily due to the significant increase in activities at the Company's facilities, as well as an increase in general corporate activity compared to such activities in 2001.

Comparison of the Fiscal Years Ended August 31, 2001 and August 31, 2000.

         Net patient service revenue increased $17,771,178 to $43,803,619 for Fiscal 2001 compared to $26,032,441 for Fiscal 2000. Revenues from the Company's surgical hospital increased to $23,328,310 during Fiscal 2001 compared to $7,410,621 during Fiscal 2000, the result of an increase in surgical cases. During Fiscal 2001 there was an increase of 70% in inpatient procedures and an increase of 107% in patient days compared to that of Fiscal 2000. Revenues from the Company's outpatient surgical centers increased to $17,798,282 during Fiscal 2001 from $15,396,058 during Fiscal 2000, primarily due to an increase in outpatient surgical cases related to the addition of Vista West during Fiscal 2001. Corporate and management services revenue decreased to $3,029,141 during Fiscal 2001 from

$3,614,061 at Fiscal 2000 primarily due to decrease in activities related the ambulatory infusion therapy services.

         For Fiscal 2001 total costs and expenses increased $9,939,524 or 63% from Fiscal 2000 primarily due to significant increases in the Company's surgical activities. The significant increases in the component expense categories of the consolidated operating expenses are as follows:

         . Compensation and benefits expense increased by $1,609,084 or 37%, of which $767,239 was attributable to the increase in surgical activities, $353,705 was attributable to Vista Hospital and the newly acquired Vista West center which had six months of operations, $488,140 was attributable to DPMI, which added development, administration and supporting personnel to handle the increase in the Company's activities.

         . Medical supplies increased by $4,818,348 or 108% which was primarily attributable to the increase in surgical activities.

         . Contract payments to physicians increased by $1,065,725 or 87%, of which $969,872 was attributable to the increase in surgical activities, and $92,853 was attributable to DPMI due to an increase in patient load.

         . Other general and administrative expenses increased by $2,326,155 or 48% of which $1,200,124 was attributable to the increase in surgical activities, and $1,121,281 was attributable to DPMI, related to the increase in expenses supporting the growth of the Company.

Liquidity and Capital Resources

         The Company maintained sufficient liquidity in Fiscal 2002 to meet its business needs. As of August 31, 2002, its principal source of liquidity included $7,583,756 in cash and cash equivalents, of which $7,036,844 is invested in money market accounts. These instruments are short-term, highly liquid instruments and, accordingly, their fair value approximates cost.

         Cash flow from operating activities provided $12,182,072 and $2,743,364 in Fiscal 2002 and 2001, respectively. The primary contributor to the increase in cash flow provided by operating activities is the decrease in accounts receivable of $5,697,341 and $10,352,299 for Fiscal 2002 and 2001, respectively. The net income of $15,439,179 and $11,060,808 included non-cash charges for depreciation and amortization of $1,213,573 and $813,143 for Fiscal 2002 and 2001, respectively.

         Cash of $7,369,437 and $2,171,805 was used in investing activities in Fiscal 2002 and 2001, respectively. For Fiscal 2002 the Company expended $3,400,000 related to the purchase of the land and building in Baton Rouge, Louisiana in connection with its newly developed surgical hospital and subsequent to such purchase, the Company expended an additional $1,100,000 to renovate and prepare the facility for new construction. The Company also used cash of approximately $3,000,000 to renovate and to purchase medical equipment for its Vista Hospital facility in Pasadena.

         The Company used $2,260,493 in financing activities in Fiscal 2002 compared to $158,532 provided by financing activities in Fiscal 2001. The Company used $708,697 and $537,715 in Fiscal 2002 and 2001, respectively, to repay the outstanding principal balances related to long-term debt. As of August 31, 2002, the Company has no outstanding balance related to its long-term debt. Other uses for cash flow from financing activities in Fiscal 2002 included acquisition of treasury stock for $768,905, distributions to minority interest for $1,300,000, and purchase of minority interests for $590,000. Cash provided by financing activities included proceeds from exercise of stock options for $1,107,109 in Fiscal 2002.

         The Company had working capital of $30,493,267 as of August 31, 2002, and maintained a liquid position evidenced by a current ratio of approximately 11 to 1. In addition the Company had no outstanding balance related to long-term debt at August 31, 2002. The Company expects to continue to have positive cash flow from operations for Fiscal 2003.

         The Company is actively targeting opportunities to expand in the surgical hospital market through the acquisition of existing facilities or the construction of new facilities. The Company's management believes that available cash funds and funds generated from operations will be sufficient for the Company to finance working capital requirements for the current fiscal year. The Company has a reducing revolving line of credit with a financial institution. The original amount available under the line of credit was for $8,000,000. The line of credit is reduced monthly by an amount equal to 1/180th of the original $8,000,000 loan amount, effective August 2001. The amount available under the line of credit at August 31, 2002 is $7,400,000. The interest rate on the line of credit is a variable rate of 2.3% plus the "Dealer Commercial Paper" rate. The line of credit is secured by the land and buildings in Pasadena, Texas and the contents therein. There were no borrowings outstanding under the credit facility as of August 31, 2002. The Company believes it has the ability to borrow additional funds if necessary to meet its capital needs. However, there can be no assurance that the Company will have sufficient funds available to meet all of its capital needs.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for the Company in the first quarter of fiscal year 2003 and for purchase business combinations consummated after June 30, 2001. These standards change the accounting for business combinations by, among other things, eliminating pooling-of-interests accounting and requiring a change in the method of expensing goodwill and certain intangible assets with an indefinite useful life. Goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment rather than periodic amortization. Finite lived intangibles will continue to be amortized over their useful lives.

         During 2003, the Company will evaluate existing goodwill and intangible assets acquired in purchase business combinations completed prior to July 1, 2001. The carrying amount of recognized intangible assets that meet the criteria for recognition apart from goodwill or any identifiable intangible assets that have been presented with goodwill and other intangible assets for financial reporting purposes will be reclassified and reported separately from goodwill. The unamortized balance of any negative goodwill will be recognized as the cumulative effect of a change in accounting principle. The Company will also test goodwill for impairment during 2003, using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company does not believe the effect of these tests will have a material impact on the earnings and financial position of the Company.

         In October 2001, the FASB issued SFAS No. 144, Impairment of Long-Lived Assets, SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets To Be Disposed Of. SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 removes goodwill from its scope. SFAS No. 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have any material impact on the financial position of the Company.

Inflation

         Inflation has not significantly impacted the Company's financial position or operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Market risks relating to the Company's operations result primarily from changes in interest rates as well as credit risk concentrations. All of the Company's contracts are denominated in US$ and, therefore, the Company has no foreign currency risk.

Interest Rate Risk

         The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to the Company's reducing revolving credit facility. There were no borrowings outstanding under the credit facility as of August 31, 2002. Borrowings under the credit facility bear interest at variable rates based on the "dealer commercial paper" rate plus 2.30%. As no borrowings have been made against the credit facility, an interest rate change would not have any current impact on the Company's results of operations.

         The Company's cash and cash equivalents are invested in money market accounts. Accordingly, the Company is subject to changes in market interest rates. However, the Company does not believe a change in these rates would have a material adverse effect on the Company's operating results, financial condition, and cash flows. There is an inherent roll over risk on these funds as they accrue interest at current market rates. The extent of this risk is not quantifiable or predictable due to the variability of future interest rates.

Credit Risks

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables from various private insurers. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, but does not require collateral from these parties.

Item 8.  Financial Statements and Supplementary Data

         The information required by this Item 8 is contained in a separate section of this annual report. See "Index to Consolidated Financial Statements" on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The Company filed a Form 8-K on June 5, 2002, reporting the engagement of Ernst & Young LLP to serve as the Company's independent public accountants for the fiscal year ended August 31, 2002.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required by this item with respect to the directors and compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information provided under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders. The information required by this item with respect to the Company's executive officers is contained in Part I of this Annual Report under the heading "Executive Officers of the Registrant.

Item 11. Executive Compensation

         The information required by this item is incorporated by reference from the information provided under the heading "Executive Compensation" of the Company's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                      Equity Compensation Plan Information

         The following table gives information about the Company's common stock that may be issued upon the exercise of options under its Year 2000 Stock Incentive Plan as of August 31, 2002, which has been approved by the Company's stockholders. There are no shares of Company common stock authorized for issuance under compensation arrangements that were not approved by the Company's stockholders.


                                                                                                Number of securities
                                                                                               remaining available for
                                Number of securities to be                                  future issuance under equity
                                  issued upon exercise of       Weighted average exercise        compensation plans
                               outstanding options, warrants      price of outstanding         (excluding securities
                                         and rights           options, warrants and rights     reflected in column A)
Plan Category                               (A)                            (B)                          (C)
-------------                               ---                            ---                          ---
Equity Compensation Plans
Approved by Security
Holders                                  1,082,000                        $4.69                      1,283,386
Equity Compensation Plans
Not Approved by Security
Holders                                     -0-                            n/a                          -0-
                               -----------------------------------------------------------------------------------------
    Total                                1,082,000                        $4.69                      1,283,386

         Other information required by this item is incorporated herein by reference from the information provided under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement.

Item 13. Certain Relationships and Related Transactions

         The information required by this item is incorporated herein by reference from the information provided in the Company's Proxy Statement.

Item 14. Controls and Procedures

         Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Item 15. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

         (a)(1)  Financial Statements.

         (a)(2)  Financial Statement Schedule.

         (a)(3) Exhibits. The following exhibits are to be filed as part of the annual report:

EXHIBIT NO.        IDENTIFICATION OF EXHIBIT

Exhibit 2.1 Stock Sale Agreement, dated July 21, 1992, pertaining to a change in control of Dynacq International, Inc. which was previously filed in and is incorporated herein by this reference to, the Company's Registration Statement on Form 10, File No. 0-20554.
Exhibit 2.2 Exchange Agreement by and among Dynacq International, Inc., Vista Healthcare, Inc. and certain Vista shareholders which was previously filed in, and is incorporated by this reference to, the Company's Current Report on Form 8-K, dated August 4, 1994. Exhibit 3.1 Articles of Incorporation, filed June 16, 1989, which were previously filed in, and are hereby incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-20554.
Exhibit 3.2 Amendment to Articles of Incorporation, filed February 12, 1992, which was previously filed in, and is hereby incorporated by reference to, the Company's Registration Statement on Form 10, File No. 0-20554.
Exhibit 3.3 Amendment to Articles of Incorporation, filed July 20, 1992, which was previously filed in, and is hereby incorporated by reference to, the Company's Registration Statement on Form 10, File No. 0-20554.
Exhibit 3.4 Amendment to Articles of Incorporation filed February 10, 1998, filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998.
Exhibit 3.5 Bylaws (amended August 1, 1995), which were previously filed in and are hereby incorporated by reference to the Company's Amended Form 10-K for fiscal 1995 dated May 1, 1996.
Exhibit 4.1        Form of Common Stock Certificate
Exhibit 10.1 1995 Incentive Stock Option Plan for Employees and Employee Directors, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.
Exhibit 10.2 1995 Non-Qualified Stock Option Plan for Consultants and Non-Employee Directors, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.
Exhibit 10.3 Full Service Facility and Management Agreement between DPMI and JCW Medical Associates, P.A. dated May 1, 1996, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.

                  1996.
Exhibit 10.4 Lease Agreement effective July 1, 1996 by and between DPMI as Tenant and the City of Pasadena as Landlord relating to 3,000 square feet of office space in Pasadena, Texas, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.
Exhibit 10.5 Amendment No. 1 effective September 1, 1996 to Full Service Facility and Management Agreement between DPMI and JCW Medical Associates, P.A. dated May 1, 1996, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.
Exhibit 10.6 Office/Surgical Care Center Lease Agreement dated September 1, 1998, between the Company as Landlord and Vista as Tenant, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
Exhibit 10.7 Management Support and Marketing Agreement dated October 1, 1998, by and between DPMI and Ultramed, L.C., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
Exhibit 10.8 Full Service Management Agreement dated October 1, 1998, by and between DPMI and Vista Healthcare, Inc., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
Exhibit 10.9 Real Estate Lien Note dated September 1, 1998, in the principal amount of $1,400,000.00 from the Company to Vista Healthcare, Inc., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
Exhibit 10.10 Warranty Deed with Vendor's Lien from Vista Healthcare, Inc. to the Company dated September 1, 1998, relating to 4.5799 acres of land in Pasadena, Texas, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
Exhibit 10.11 Deed of Trust dated September 1, 1998 from the Company regarding 4.5799 acres of land in Pasadena, Texas, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
Exhibit 10.12 Hospital Lease Agreement from Dynacq to Vista Community Medical Center, L.L.C. for 23,000 square with annual retails of $57,500 per month for through January 31, 2004, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.
Exhibit 10.13 Dynacq International, Inc.'s Real Estate Lien Note dated September 1, 1998 in the principal amount of $270,000 payable to Vista Healthcare, Inc., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.
Exhibit 10.14 Deed of Trust dated September 1, 1998, from the Company with respect to its real estate properties in Pasadena, Texas, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.
Exhibit 10.15 Regulations of Vista Community Medical Center, L.L.C., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.

Exhibit 10.16 Dynacq International, Inc.'s Year 2000 Stock Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company's Definitive Proxy Statement on
                  Schedule 14A filed August 9, 2000.
Exhibit 10.17 Employment Agreement entered into between Sarah Garvin and Dynacq International, Inc., filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2001.
Exhibit 10.18 Employment Agreement entered into between Irvin T. Gregory and Dynacq International, Inc., filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2001.
Exhibit 10.19 Purchase Agreement entered into by and among Dynacq International, Inc. and Charis Hospital, LLC, filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2001.
Exhibit 21.1 Listing of subsidiaries of Dynacq International, Inc., filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000.
Exhibit 23.1      Consent of Ernst & Young LLP
Exhibit 23.2      Consent of KenWood & Associates, P.C.
Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K. The Company filed a Form 8-K on June 5, 2002, reporting the engagement of Ernst & Young LLP to serve as the Company's independent public accountants for the fiscal year ended August 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Dynacq International, Inc.

                                        By: /s/ Chiu M. Chan
                                            ______________________________
                                                Chiu M. Chan, President

                        ________________________________

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                     Title                                    Date
---------                                     -----                                    ----
/s/ Chiu M. Chan
___________________________________           Chairman of the Board, CEO,              November 27, 2002
Chiu M. Chan                                  President, and Secretary
(principal executive officer)


/s/ Philip S. Chan
___________________________________           Director, Vice President - Finance,      November 27, 2002
Philip S. Chan                                CFO, and Treasurer
(principal financial and accounting officer)


/s/ Stephen L. Huber
___________________________________           Director                                 November 27, 2002
Stephen L. Huber


/s/ Earl R. Votaw
___________________________________           Director                                 November 27, 2002
Earl R. Votaw


/s/ Ping S. Chu
___________________________________           Director                                 November 27, 2002
Ping S. Chu

CERTIFICATIONS

I, Chiu M. Chan, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Dynacq International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 27, 2002

/s/ Chiu M. Chan
____________________________
Chiu M. Chan,
Chief Executive Officer

I, Philip S. Chan, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Dynacq International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 27, 2002


/s/ Philip S. Chan
____________________________
Philip S. Chan,
Chief Financial Officer

                           Dynacq International, Inc.

                        Consolidated Financial Statements

                            August 31, 2002 and 2001

                                    Contents

Report of Independent Auditors ......................................  F-1

Consolidated Financial Statements

Consolidated Balance Sheets .........................................  F-3
Consolidated Statements of Operations ...............................  F-5
Consolidated Statements of Stockholders' Equity .....................  F-6
Consolidated Statements of Cash Flows ...............................  F-7
Notes to Consolidated Financial Statements ..........................  F-9

                         Report of Independent Auditors

To the Stockholders and Board of Directors
Dynacq International, Inc.

We have audited the accompanying consolidated balance sheet of Dynacq International, Inc. (the "Company"), as of August 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynacq International, Inc. at August 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Houston, Texas
November 22, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors
Dynacq International, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Dynacq International, Inc. and its subsidiaries (the "Company") as of August 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended August 31, 2001 and 2000. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2001, and the results of its operations and its cash flows for the years ended August 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

KenWood & Associates, P.C.

Sugar Land, Texas
November 26, 2001

                           Dynacq International, Inc.

                           Consolidated Balance Sheets

                                                                             August 31
                                                                       2002             2001
                                                                    ------------------------------
Assets
Current assets:
  Cash and cash equivalents                                         $  7,583,756     $  5,031,614
  Accounts receivable, net of allowances for contractual
    adjustments and uncollectible accounts of approximately
    $58,010,000 and $50,370,000 at August 31, 2002 and
    2001, respectively                                                24,340,971       18,993,648
  Inventories                                                            893,727          511,248
  Prepaid expenses                                                       262,958          109,993
  Deferred tax asset                                                     149,295           71,000
  Income taxes receivable                                                373,575                -
                                                                    ------------------------------
Total current assets                                                  33,604,282       24,717,503

Property and equipment, net                                           16,715,425       10,497,730
Goodwill, net                                                            483,944          519,278
Other assets                                                             274,970          130,890


                                                                    ------------------------------
Total assets                                                        $ 51,078,621     $ 35,865,401
                                                                    ==============================

See accompanying notes

                           Dynacq International, Inc.

                                                                               August 31
                                                                         2002             2001
                                                                    ------------------------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                  $    2,327,410     $   798,787
  Accrued liabilities                                                      744,530         725,412
  Income taxes payable                                                           -       3,246,620
  Current maturities of long-term debt                                      39,075         228,697
                                                                    ------------------------------
Total current liabilities                                                3,111,015       4,999,516

Noncurrent liabilities:
  Long-term debt, net of current maturities                                      -         519,075
  Negative goodwill, net                                                   851,859         851,859
  Deferred income taxes                                                    483,219          29,000
                                                                    ------------------------------
Total noncurrent liabilities                                             1,335,078       1,399,934

Commitments and contingencies                                                    -               -

Minority interests                                                       2,064,155       1,920,769

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, none issued or outstanding                                       -               -
  Common stock, $.001 par value; 300,000,000 shares
    authorized, 16,515,166 and 16,266,331 shares issued at
    August 31, 2002 and 2001, respectively                                  16,515          16,266
  Additional paid-in capital                                             9,778,701       6,690,042
  Retained earnings                                                     37,884,622      22,445,443
  Treasury stock, 1,685,984 and 1,599,984 shares at August
    31, 2002 and 2001, respectively, at cost                            (1,959,412)     (1,190,507)
Deferred compensation                                                   (1,152,053)       (416,062)
                                                                    ------------------------------
Total stockholders' equity                                              44,568,373      27,545,182
                                                                    ------------------------------
Total liabilities and stockholders' equity                          $   51,078,621     $35,865,401
                                                                    ==============================

See accompanying notes.

                           Dynacq International, Inc.

                      Consolidated Statements of Operations

                                                                     Year ended August 31
                                                            2002             2001            2000
                                                         ---------------------------------------------
Net patient service revenue                              $  64,883,235   $ 43,803,619      $26,032,441

Costs and expenses:
   Compensation and benefits                                 9,191,313      5,954,061        4,344,977
   Medical supplies                                         15,332,788      9,299,835        4,481,487
   Contract payments to physicians                           1,759,026      2,291,705        1,225,980
   Depreciation and amortization                             1,213,573        813,143          780,890
   Rent and occupancy                                          423,121        244,225          153,940
   Provision for uncollectible accounts                        350,018         58,259           60,585
   Other general and administrative expenses                 9,464,170      7,156,719        4,830,564
                                                         ---------------------------------------------
Total costs and expenses                                    37,734,009     25,817,947       15,878,423
                                                         ---------------------------------------------

Income from operations                                      27,149,226     17,985,672       10,154,018

Other income (expense):
   Rent and other income                                       231,754        352,114          388,299
   Interest income                                             163,584        299,901          111,042
   Interest expense                                            (27,539)       (60,129)        (126,501)
                                                         ---------------------------------------------
Total other income                                             367,799        591,886          372,840
                                                         ---------------------------------------------

Income before income taxes and minority interests           27,517,025     18,577,558       10,526,858
Provision for income taxes                                  10,044,459      5,040,000        3,861,000
                                                         ---------------------------------------------
Net income before minority interests                        17,472,566     13,537,558        6,665,858
Minority interests in earnings                              (2,033,387)    (2,476,750)        (807,452)
                                                         ---------------------------------------------
Net income                                               $  15,439,179   $ 11,060,808      $ 5,858,406
                                                         =============================================

Basic net income per share of common stock               $        1.05   $       0.76      $      0.43
                                                         =============================================

Diluted net income per share of common stock             $        1.03   $       0.75      $      0.41
                                                         =============================================

Weighted average common shares - basic                      14,759,404     14,614,692       13,489,586
                                                         =============================================

Weighted average common shares - diluted                    15,047,829     14,673,775       14,268,390
                                                         =============================================

See accompanying notes.

                           Dynacq International, Inc.

                 Consolidated Statements of Stockholders' Equity

                                                                                  Additional
                                    Common Stock             Treasury Stock        Paid-In      Retained      Deferred
                                 Shares      Amount      Shares         Amount     Capital      Earnings    Compensation     Total
                               ----------------------------------------------------------------------------------------------------
Balance, August 31, 1999          3,606,628  $  3,607     371,017  $  (729,847) $ 3,552,761 $  5,537,881   $         -  $ 8,364,402
   Restricted stock issued for
      services                       47,500        47           -            -      189,953            -             -      190,000
   Restricted stock issued for
      compensation                   37,600        38           -            -      150,362            -             -      150,400
   Restricted stock issued on
      exercise of options           263,000       263           -            -      416,737            -             -      417,000
   Stock dividend                 3,704,128     3,704     375,184            -            -       (3,704)            -            -
   Treasury stock acquired, net           -         -      48,191     (411,699)           -            -             -     (411,699)
   Net income                             -         -           -            -            -    5,858,406             -    5,858,406
                               ----------------------------------------------------------------------------------------------------
Balance, August 31, 2000          7,658,856     7,659     794,392   (1,141,546)   4,309,813   11,392,583             -   14,568,509
   Restricted stock issued for
      acquisitions                   65,751        66           -            -      617,152            -             -      617,218
   Restricted stock issued for
      compensation                   20,620        20           -            -      173,042            -             -      173,062
   Restricted stock issued on
      exercise of options           572,878       573           -            -    1,069,635            -             -    1,070,208
   Stock dividend                 7,948,226     7,948     799,992            -            -       (7,948)            -            -
   Treasury stock acquired, net           -         -       5,600      (48,961)           -            -             -      (48,961)
   Net income                             -         -           -            -            -   11,060,808             -   11,060,808
   Deferred compensation
      recognized for options
      granted                             -         -           -            -      520,400            -      (520,400)           -
   Deferred compensation
      amortization                        -         -           -            -            -            -       104,338      104,338
                               ----------------------------------------------------------------------------------------------------
Balance, August 31, 2001         16,266,331    16,266   1,599,984   (1,190,507)   6,690,042   22,445,443      (416,062)  27,545,182
   Restricted stock issued on
      exercise of options           248,835       249           -            -    1,106,860            -             -    1,107,109
   Income tax benefit from
      exercise of stock options           -         -           -            -    1,072,799            -             -    1,072,799
   Treasury stock acquired, net           -         -      86,000     (768,905)           -            -             -     (768,905)
   Net income                             -         -           -            -            -   15,439,179             -   15,439,179
   Deferred compensation
      recognized for options
      granted                             -         -           -            -      909,000            -      (909,000)           -
   Deferred compensation
      amortization                        -         -           -            -            -            -       173,009      173,009
                               ----------------------------------------------------------------------------------------------------
Balance, August 31, 2002         16,515,166  $ 16,515   1,685,984  $(1,959,412) $ 9,778,701 $ 37,884,622   $(1,152,053) $44,568,373
                               ====================================================================================================

See accompanying notes.

                           Dynacq International, Inc.

                      Consolidated Statements of Cash Flows


                                                                 Year ended August 31
                                                           2002          2001          2000
                                                     -------------------------------------------
Cash flows from operating activities
Net income                                             $15,439,179   $ 11,060,808  $  5,858,406
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      1,213,573        813,143       780,890
      Provision for uncollectible accounts                 350,018         58,259        60,585
      Deferred income taxes                                180,905       (858,000)      (13,000)
      Minority interests                                 2,033,387      2,476,750       807,452
      Expense related to stock issued for
         compensation                                            -        173,062       150,400
      Deferred compensation amortization                   173,009        104,338             -
      Changes in operating assets and liabilities:
            Accounts receivable                         (5,697,341)   (10,352,299)   (4,074,699)
            Other receivables                                    -              -        32,625
            Inventories                                   (382,479)      (139,279)     (315,100)
            Prepaid expenses                              (152,965)      (109,993)            -
            Income taxes receivable                       (373,575)             -             -
            Other assets                                  (170,578)       (66,353)       (2,953)
            Accounts payable                             1,528,623       (327,283)      294,575
            Accrued liabilities                             19,118         43,897      (465,230)
            Income taxes payable                        (1,978,802)      (133,686)    2,343,000
                                                     --------------------------------------------
Net cash provided by operating activities               12,182,072      2,743,364     5,456,951

Cash flows from investing activities
Purchase of property and equipment, net                 (7,369,437)    (1,163,472)   (1,326,679)
Repayment of notes receivable                                    -              -        75,000
Acquisitions of Surgi+Group and Piney Point                      -     (1,008,333)            -
                                                     --------------------------------------------
Net cash used in investing activities                   (7,369,437)    (2,171,805)   (1,251,679)

                           Dynacq International, Inc.

                                                              Year ended August 31
                                                         2002         2001         2000
                                                    ----------------------------------------
Cash flows from financing activities
Principal payments on long-term debt                 $  (708,697)  $ (537,715) $  (268,657)
Proceeds from long-term debt                                   -      600,000            -
Repayment of notes payable                                     -            -     (250,000)
Proceeds from common stock issuance                            -            -      190,000
Proceeds from exercise of stock options                1,107,109    1,070,208      417,000
Acquisition of treasury stock, net                      (768,905)     (48,961)    (411,699)
Distributions to minority stockholders                (1,300,000)    (875,000)    (410,000)
Purchase of minority interests                          (590,000)     (50,000)    (333,928)
                                                    ----------------------------------------
Net cash (used in) provided by financing activities   (2,260,493)     158,532   (1,067,284)
                                                    ----------------------------------------
Net increase in cash and cash equivalents              2,552,142      730,091    3,137,988
Cash and cash equivalents at beginning of year         5,031,614    4,301,523    1,163,535
                                                    ----------------------------------------
Cash and cash equivalents at end of year             $ 7,583,756   $5,031,614  $ 4,301,523
                                                    ========================================


Supplemental cash flow disclosures
Cash paid during year for:
  Interest                                           $    27,539   $   74,724  $   169,117
  Income taxes                                         9,500,000    6,057,347    1,521,000
Noncash investing and financing activities:
  Deferred compensation recognized for options
     granted                                             909,000      520,400            -
  Income tax benefit from stock options exercised      1,072,799            -            -
  Stock dividend issued                                        -        7,948        3,704
  Stock issued for acquisition of Surgi+Group                  -      380,000            -
  Stock issued for acquisition of Piney Point                  -      141,667            -
  Stock issued for purchase of minority interests              -       95,551            -
  Fair value of minority interests purchased in
     excess of cash paid and stock issued                      -      364,101      733,654

See accompanying notes.

                           Dynacq International, Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 2002

1. Significant Accounting Policies

Business and Organization

Dynacq International, Inc.(the "Company") is in the surgical hospital business. The Company's strategy is to develop and operate surgical specialty hospitals focusing on orthopedic surgery, general surgery, and neurosurgery. Historically, the Company has also offered a variety of healthcare services and supplies. For Fiscal 2002, the surgical hospital and outpatient surgical centers are the predominant revenue generating segments.

The Company was incorporated under the laws of the State of Utah in September 1983, reincorporated in Nevada in 1989, and adopted its current corporate name in 1992. The Company's common stock commenced trading on the Nasdaq Small Cap System in 1993 and became listed on the Nasdaq National Market System in 2000.

In August 1994, the Company consummated the acquisition of approximately 65% of the outstanding stock of Vista Healthcare, Inc. ("Vista"), which operates a medical clinic and outpatient surgical center in Pasadena, Texas.

In September 1994, the Company formed Doctors Practice Management, Inc. ("DPMI"). DPMI was originally established for the purpose of providing fee-based management services to physician groups. As part of the Company's overall business strategy to concentrate its resources on the operation of its current hospital campuses and on identifying future hospital projects, it is not pursuing additional physician management agreements at this time. This portion of the Company's business represented a nominal amount of revenue for the Company during fiscal 2002. DPMI's primary current activities involve the management of certain of the Company's medical facilities.

In May 1998, DPMI organized Vista Community Medical Center, L.L.C. ("Vista Medical"), a Texas limited liability company, for the purpose of operating a General Acute Hospital (the "Hospital"). The Hospital is located adjacent to the Vista Medical center and outpatient surgical center in Pasadena, Texas. DPMI had a 70% membership interest in Vista Medical in 2001 and 2000, and has a 90% membership interest in 2002.

On February 11, 2000, Texas Gulf Coast Surgical Care Center, L.L.C. ("Gulf Coast") was renamed Vista Land and Equipment, L.L.C. ("Vista Land"), a Texas limited liability company. Gulf Coast was organized by the Company in October 1998. The Company has a 100% membership interest in Vista Land, the entity which holds substantially all of the Company's real estate, property, and equipment.

                           Dynacq International, Inc.

During March 2001, DPMI organized Vista Surgical Center West, L.L.C. ("Vista Surgical"), a Texas limited liability company, for the purpose of acquiring and operating Piney Point Surgery Center ("Piney Point"). Vista Surgical is a fully operational ambulatory surgical center in Houston, Texas.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Net Patient Service Revenue and Related Allowances

Net patient service revenue is reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered. Allowances for contractual discounts on services or adjustments for non-covered costs and expenses are recognized in the period in which the related services are provided. Allowances for doubtful accounts are determined by management based upon historical experience and an assessment of the circumstances applicable to individual accounts.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees under the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and has elected to follow the "disclosure only" alternative prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which requires pro forma disclosure of compensation expense using a fair value-based method of accounting for stock-based compensation plans.

                           Dynacq International, Inc.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents were composed primarily of investments in money market funds.

Inventories

Inventories are stated at the lower of cost or market, with cost determined by use of the first-in, first-out valuation method.

Property and Equipment

Property and equipment are recorded at cost. Ordinary maintenance and repairs are charged to expense as incurred. Expenditures, which extend the physical or economic life of the assets, are capitalized and depreciated. Gains or losses on the disposition of assets sold are recognized in the results of operations and the related asset and accumulated depreciation accounts are adjusted accordingly.

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

Net Negative Goodwill

Net assets acquired in excess of costs incurred (negative goodwill) from the Vista acquisition and subsequent related purchases of minority interests are amortized on the straight-line basis over a period of 14 years. Costs incurred in excess of net assets acquired (goodwill) from the Surgi+Group and Piney Point acquisitions are amortized on the straight-line basis over a period of 15 years. The amortization of net negative goodwill is included in the consolidated statements of operations as a reduction in

                           Dynacq International, Inc.

consolidated depreciation and amortization. For the years ended August 31, 2002, 2001, and 2000, amortization expense was $35,333, $51,203, and $35,924, respectively.

Income Taxes

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax liabilities or assets are determined based on differences between the income tax basis and the financial reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Minority Interests

The equity of minority investors in certain subsidiaries of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (ranging from 2.14% to 10% at August 31, 2002), the effect of which is removed from the results of operations of the Company. The minority interest at August 31, 2002 includes amounts related to a contingency associated with the Company's acquisition of a minority interest.

Net Income Per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method).

Recent Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for the Company in the first quarter of fiscal year 2003 and for purchase business combinations consummated after June 30, 2001. These standards change the accounting for business combinations by, among other things, eliminating pooling-of-interests accounting and requiring a change in the method of expensing goodwill and certain intangible assets with an indefinite useful life. Goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for

                           Dynacq International, Inc.

impairment rather than periodic amortization. Finite lived intangibles will continue to be amortized over their useful lives.

During 2003, the Company will evaluate existing goodwill and intangible assets acquired in purchase business combinations completed prior to July 1, 2001. The carrying amount of recognized intangible assets that meet the criteria for recognition apart from goodwill or any identifiable intangible assets that have been presented with goodwill and other intangible assets for financial reporting purposes will be reclassified and reported separately from goodwill. In addition, the unamortized balance of the Company's remaining negative goodwill will be written off and recognized as the cumulative effect of a change in accounting principle. The Company will also test goodwill for impairment during 2003, using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company does not believe the effect of these tests will have a material impact on the earnings and financial position of the Company.

In October 2001, the FASB issued SFAS No. 144, Impairment of Long-Lived Assets, SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets To Be Disposed Of. SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 removes goodwill from its scope. SFAS No. 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have any material impact on the financial position of the Company.

Reclassifications

Certain accounts in the prior year consolidated financial statements have been reclassified to conform to the presentation in the current year.

2. Vista Healthcare, Inc.

During 2000 and 2001, the Company purchased 21.09% and 6.83%, respectively, of the common stock of Vista for cash of $333,929 and $50,000. Additionally, $95,551 of the Company's common stock was given as consideration during 2001. The fair value of the minority interests purchased in 2001 and 2000 was $364,101 and $733,654, respectively, in excess of the cash and stock consideration paid. As of August 31, 2002, the Company owned approximately 98% of the outstanding common stock of Vista.

                           Dynacq International, Inc.

3. Property and Equipment

At August 31, property and equipment consisted of the following:

                                                                            2002            2001
                                                                       ------------------------------
Land                                                                     $  3,795,035  $     497,110
Buildings and improvements                                                  8,450,596      8,630,037
Equipment                                                                   7,156,190      5,445,175
                                                                       ------------------------------
                                                                           19,401,821     14,572,322

Less accumulated depreciation                                              (5,129,246)    (4,074,592)
Construction in progress                                                    2,442,850              -
                                                                       ------------------------------
Net property and equipment                                               $ 16,715,425  $  10,497,730
                                                                       ==============================


For the years ended August 31, 2002, 2001, and 2000, depreciation expense was $1,163,075, $853,770, and $812,239, respectively. The estimated cost to complete the construction in progress at August 31, 2002 is approximately $3,500,000.

4. Long-Term Debt

At August 31, long-term debt consisted of the following:

                                                                            2002            2001
                                                                       ------------------------------
 Note payable to a former shareholder, payable in monthly
    installments of $10,007, including interest at 11.5%, through
    December 2002, uncollateralized                                      $     39,075  $     147,772
 Note payable to a financing company payable at variable
    monthly installments, including variable interest of 2.3%
    plus the "Dealer Commercial Paper" rate, through July
    2006, collateralized by the property and equipment of
    the Company                                                                     -        600,000
                                                                       ------------------------------
                                                                               39,075        747,772
 Less current maturities                                                       39,075        228,697
                                                                       ------------------------------
                                                                         $          -  $     519,075
                                                                       ==============================

                           Dynacq International, Inc.

The Company has a reducing revolving line of credit with a financial institution. The original amount available under the line of credit was $8 million. The line of credit is reduced monthly by an amount equal to 1/180/th/ of the original $8 million loan amount, effective August 2001. The amount available under the line of credit at August 31, 2002 is $7,400,000. The interest rate on the line of credit is a variable rate of 2.3% plus the "Dealer Commercial Paper" rate. The line of credit is secured by the buildings in Pasadena, Texas and the contents therein. There are no borrowings outstanding on the line of credit at August 31, 2002.

5. Income Taxes

The provision for income tax expense consisted of the following:

                                                                     Year Ended August 31,

                                                           2002             2001              2000
                                                     --------------------------------------------------
Current tax expense:
  Federal                                              $  9,064,749    $   5,424,000    $   3,599,000
  State                                                     798,805          474,000          275,000
                                                     --------------------------------------------------
Total current                                             9,863,554        5,898,000        3,874,000

Deferred tax expense (benefit):
  Federal                                                   167,238         (795,000)         (12,000)
  State                                                      13,667          (63,000)          (1,000)
                                                     --------------------------------------------------
Total deferred                                              180,905         (858,000)         (13,000)
                                                     --------------------------------------------------
Total income tax expense                               $ 10,044,459    $   5,040,000    $   3,861,000
                                                     ==================================================

In 2002, income tax benefits of $1,072,799 resulting from deductions relating to nonqualified stock option exercises and disqualifying dispositions of certain employee incentive stock options were recorded as increases in stockholders' equity.

The provision for income tax expense for the year ended August 31, 2002 includes additional expense of approximately $300,000 to reflect the tax expense of certain prior year items.

Deferred taxes arise primarily due to the use of the specific charge-off method for tax reporting, and accelerated methods of computing depreciation

                           Dynacq International, Inc.

for tax purposes. The components of the provision for deferred income taxes, at August 31, were as follows:

                                                           2002             2001              2000
                                                     --------------------------------------------------
Applicable to:
   Cash basis of accounting for federal
      income tax purposes                              $         -     $   (678,000)    $    (159,000)
   Use of reserve for bad debts for financial
      reporting and specific charge-off
      method for tax reporting                             (78,019)         (22,000)          (22,000)
   Special allocation of interest in
      partnership operations                                     -         (163,000)          163,000
   Difference in method of computing
      depreciation for tax and financial
      reporting purposes and other                         258,924            5,000             5,000
                                                     --------------------------------------------------
                                                       $   180,905     $   (858,000)    $     (13,000)
                                                     ==================================================

Significant components of the Company's deferred tax liabilities and assets were as follows at August 31, 2002:

                                                                          Current         Noncurrent
                                                                       --------------------------------
Deferred tax liabilities:
   Basis in property and equipment                                     $          -     $    (483,219)
Deferred tax assets:
   Reserve for bad debts                                                    149,295                 -
                                                                       --------------------------------
Net deferred tax asset (liability)                                     $    149,295     $    (483,219)
                                                                       ================================

Significant components of the Company's deferred tax liabilities and assets were as follows at August 31, 2001:

                           Dyncaq International, Inc.

                                                      Current       Noncurrent
                                               ---------------------------------
Deferred tax liabilities:
   Basis in property and equipment             $          -     $     (29,000)
Deferred tax assets:
   Reserve for bad debts                             71,000                 -
                                               ---------------------------------
Net deferred tax asset (liability)             $     71,000     $     (29,000)
                                               =================================

The following table reconciles the federal statutory income tax rate and the Company's effective income tax rate:

                                                           2002             2001              2000
                                                     --------------------------------------------------
Provision for income taxes at federal
   statutory rate                                             35.0%            34.0%             34.0%
State tax provision, net of federal benefits                   3.0              3.0               3.0
Minority interest in income of partnership                    (2.6)            (5.4)             (0.1)
Tax benefit of non-qualified stock option                        -             (4.7)                -
Other differences                                              1.8              2.9              (0.2)
                                                     --------------------------------------------------
Effective tax rate                                            37.2%            29.8%             36.7%
                                                     ==================================================

6. Related Party Transactions

The Company leases to its president his personal residence at a monthly rate of $1,400. Total rent income for the years ended August 31, 2002, 2001, and 2000, was $16,800 for each year.

During 2002 and 2001, the Company distributed $1,200,000 and $675,000, respectively, to a minority member of Vista Medical. Additionally, the Company distributed $100,000 and $200,000 during 2002 and 2001, respectively, to a minority member of Vista Surgical.

7. Stock Option Plans

The Company's 1995 Incentive Plan, and the 2000 Incentive Plan provide for options and other stock-based awards that may be granted to eligible employees, officers, consultants, and non-employee directors of the Company or its subsidiaries. An aggregate of 4,500,000 shares of common stock of the Company is authorized to be issued under the Incentive Plans. All awards previously granted to employees under the Incentive Plans have been stock options, primarily intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code (the "Code"). The Incentive

                           Dynacq International, Inc.

Plans also permit stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

The purposes of the Incentive Plans generally are to retain and attract persons of training, experience, and ability to serve as employees of the Company and its subsidiaries and to serve as non-employee directors of the Company, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.

The Incentive Plans are administered by the Compensation Committee of the board of directors (the "Committee"). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares, and all of the terms of the awards. The Company may at any time amend or terminate the Incentive Plans. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant's prior consent. Stockholder approval of an amendment to the Incentive Plans is necessary only when required by applicable law or stock exchange rules.

The following summarizes stock option activity and related information:

                                                     Year ended August 31
                                         2002               2001                  2000
                                    ---------------------------------------------------------
                                             Weighted            Weighted            Weighted
                                             Average             Average             Average
                                             Exercise            Exercise            Exercise
                                    Shares    Price     Shares    Price     Shares    Price
                                    ---------------------------------------------------------
                                                 (Share Amounts In Thousands)
Outstanding - beginning of year:    1,399     $3.65       952      $0.92     1,303     $0.66
   Granted                            169      6.07     1,139       4.44       200      2.00
   Exercised                         (261)     4.44      (692)      1.17      (551)     0.71
   Canceled                          (225)     1.07         -          -         -         -
                                    ---------------------------------------------------------
Outstanding - end of year           1,082      4.37     1,399       3.65       952      0.92
                                    ---------------------------------------------------------
Exercisable - end of year             385      4.58     1,399       3.65       952      0.92
                                    ---------------------------------------------------------
Weighted average fair value of
    options granted during year               $8.72                $4.44               $4.00
                                             ========            ========            ========

                           Dynacq International, Inc.

The following summarizes information related to stock options outstanding at August 31, 2002:

                                                     Options Outstanding        Options Exercisable
                                               ----------------------------------------------------
                                                         Weighted
                                                          Average     Weighted             Weighted
                                                         Remaining     Average              Average
                                                           Life       Exercise             Exercise
Range of Exercise Prices                         Shares   (Years)       Price    Shares      Price
---------------------------------------------------------------------------------------------------
                                                            (Share Amounts In Thousands)
$4.44                                               913     3.3        $4.44       333      $4.44
$6.07                                               169     4.5         6.07        32       6.07
                                               ----------------------------------------------------
Total                                             1,082     3.5        $4.69       365      $4.58
                                               ====================================================

The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its stock-based compensation arrangements because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense has been recognized where the exercise price of the Company's employee stock options has equaled the market price of the underlying stock on the date of grant.

During 2002, an employee was granted options to purchase 100,000 shares of common stock at an exercise price of $6.07. The fair market value of the stock on the date of grant was $15.16. The Company will recognize $909,000 as compensation expense over the five-year life of the grant. The Company recognized approximately $70,000 during 2002.

Pro forma information regarding net income and net income per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method prescribed by SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                     Year ended August 31
                                                2002        2001         2000
                                            ------------------------------------

                           Dynacq International, Inc.

Risk-free interest rate                           4.0%        6.0%       6.1%
Expected dividend yield                           0.0%        0.0%       0.0%
Expected volatility                              0.89        0.95       1.64
Weighted average expected life (in years)         3.0         3.0        3.0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method prescribed by SFAS No. 123, follows:

                                                    Year ended August 31
                                                2002         2001        2000
                                           -------------------------------------

Pro forma net income                        $13,880,446   $9,608,917  $5,183,395
Pro forma basic net income per share        $      0.94   $     0.66  $     0.38
Pro forma diluted net income per share      $      0.92   $     0.66  $     0.36

8. Employee Benefit Plan

The Company sponsors a defined contribution covering substantially all employees of the Company and provides for voluntary contributions by these employees, subject to certain limits. The plan was effective June 1, 2001. The Company makes discretionary contributions to the plan. The Company's contributions for the years ended August 31, 2002 and 2001, were $225,857 and $155,962, respectively.

9. Earnings Per Share

The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

                           Dynacq International, Inc.

                                                             Year ended August 31
                                                        2002         2001         2000
                                                    -------------------------------------
Denominator:
  Basic net income per share - weighted average
     shares outstanding                              14,759,404   14,614,692   13,489,586
  Effect of dilutive securities:
     Common stock options - treasury stock method       288,425       59,083      778,804
                                                    -------------------------------------
  Diluted net income per share - weighted average
     shares outstanding plus effect of dilutive
     securities                                      15,047,829   14,673,775   14,268,390
                                                    =====================================

                           Dynacq International, Inc.

10. Commitments and Contingencies

Leases

The Company leases certain of its facilities and equipment under operating leases with net aggregate future lease payments of $3,300,173 at August 31, 2002, payable as follows:

 Year ending August 31,
         2003                                                    $      684,136
         2004                                                           689,032
         2005                                                           682,764
         2006                                                           645,030
         2007                                                           455,688
         2008                                                           143,523
                                                                ----------------
 Total at August 31, 2002                                        $    3,300,173
                                                                ================

Rent expense related to its facilities and equipment leases, for the years ended August 31, 2002, 2001, and 2000, was $158,547, $113,826, and $97,243,
respectively.

The Company also leases corporate office space under an operating lease on a month-to-month basis. Rent expense for its corporate lease was $15,432 for each of the years ended August 31, 2002, 2001, and 2000.

In addition, the Company pays certain operating leases on behalf of the physicians being managed by DPMI. For the years ended August 31, 2002, 2001, and 2000, total physicians' operating lease expenses were $33,155, $114,967, and $41,265, respectively.

Total rent expenses, including those physicians' operating leases paid by the Company, for the years ended August 31, 2002, 2001, and 2000, was approximately $423,121, $244,225, and $153,940, respectively.

Risks and Uncertainties

The Company maintains insurance for automobile, general liability, property loss, health insurance and medical malpractice claims. The Company has claims-made malpractice coverage and has purchased tail coverage effective through August 31, 2003. The Company is self-insured for worker's compensation claims. Management does not believe the Company's exposure to medical malpractice or workers' compensation is

                           Dynacq International, Inc.

significant, and is not aware of any significant pending or potential claims against the Company

In January 2002, the Company and two of its officers were named as defendants in a shareholder class action lawsuit in the United States District Court for the Southern District of Texas alleging violations of federal securities laws and regulations. The putative class covers those persons who purchased the Company's shares between November 29, 1999 and January 16, 2002. The various complaints that have been consolidated claim that the Company violated Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934 (the "Exchange Act") by making materially false or misleading statements or omissions regarding revenues and receivables and regarding whether the Company's operations complied with various federal regulations. The district court has consolidated these actions and appointed a lead plaintiff in the matter. The lead plaintiff filed a consolidated amended complaint on September 6, 2002. The Company anticipates moving to dismiss that consolidated amended complaint. These actions are at an early stage, and no discovery has taken place at this time. The Company intends to defend these claims vigorously.

In March 2002, the Company accepted service of a shareholder derivative action brought in the 295/th/ District Court of Harris County, Texas brought on behalf of the Company against its officers and directors, outside auditor, and investment bank, and two analysts affiliated with that investment bank. The suit alleges breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence and breach of contract. Plaintiff makes general allegations of the defendants' alleged misconduct in "(i) causing or allowing the Company to conduct its business in an unsafe, imprudent and unlawful manner; (ii) failing to implement and maintain an adequate internal control system; and (iii) exposing the Company to enormous losses," including allegations that various press releases and/or public statements issued between January 1999 and January 2002 were misleading. Plaintiffs further allege sales by Company insiders while in possession of material non-public information. The plaintiffs made no demand on either the Company or its Board of Directors prior to filing suit. A separate action was brought in United States District Court for the Southern District of Texas making similar allegations in federal court against only officers and directors of the Company. The plaintiff in this action also did not make a demand on the Company prior to filing suit. Another derivative suit making similar allegations was filed in 152nd District Court of Harris County, Texas; however, at the plaintiff's request, the Court dismissed that action.

The Board of Directors has appointed a Special Litigation Committee to conduct an investigation and make a determination as to how the Company should proceed on the

                           Dynacq International, Inc.

claims asserted in the shareholder derivative actions. On October 7, 2002, the 295th district court stayed the state-court shareholder derivative case for 60 days pending the Special Litigation Committee's investigation. On November 12, 2002, the federal district court presiding over the shareholder derivative action filed there stayed that action pending conclusion of the shareholder class action lawsuit.

From time to time, the Company is involved in litigation incidental to its business. In the Company's opinion, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company's results of operations, cash flows, or financial condition.

11. Concentrations of Credit Risk and Fair Value of Financial Instruments

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash investments and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of FDIC insurance limits; however, management believes that these financial institutions are of high quality and the risk of loss is minimal. As is customary in the healthcare business, the Company has trade accounts receivable from various third party payors, and the balance due from a particular payor at any point in time may be in excess of the allowance for doubtful accounts. The Company does not request collateral from its customers and continually monitors its exposure for credit losses and maintains allowances for anticipated losses. Trade receivables from third party payors are normally in excess of 90% of the total trade receivables at any point in time. The mix of gross receivables from self-pay patients and third-party payors at August 31, 2002 and 2001 is as follows:

                                                       2002         2001
                                                     ---------------------------

 Workers' compensation                                  70%          74%
 Commercial                                             18%          15%
 Medicare                                                4%           3%
 Self-pay                                                1%           1%
 Other                                                   7%           7%
                                                     ---------------------------
                                                       100%         100%
                                                     ===========================

The carrying amounts of cash and cash equivalents, short-term investments, receivables, notes payable, and accounts payable approximate fair value due to the short-term nature

                           Dynacq International, Inc.

of these instruments. The carrying amounts of the Company's long-term borrowings, at August 31, 2002 and 2001, approximate their fair value.

12. Segment and Related Information

The Company has three reportable segments: surgical hospital, outpatient surgical centers, and corporate and management services. The surgical hospital segment is comprised of a 37-bed hospital that provides a wide range of medical services including major surgical cases, which require hospitalization. The outpatient surgical centers segment provides outpatient surgical facilities, contracted X-ray diagnostic services and full service laboratory testing. The corporate and management services segment holds all of the fixed assets of the surgical hospital and the outpatient surgical center segments, provides office space and fee-based management services to physicians, and encompasses all other operations of the Company.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

The Company accounts for intersegment sales and expenses as if the sales or transfers were to third parties, that is, at current market prices. All intersegment eliminations have been made in the table below.

The Company's reportable segments are business units that offer different services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                                         Outpatient      Corporate and
                                        Surgical          Surgical        Management
                                        Hospital           Centers         Services           Total
                                    ---------------------------------------------------------------------
               2002
Revenues - external                  $  49,566,300    $  13,943,089     $   1,605,600    $  65,114,989
Intersegment revenues                      298,000           83,835        19,663,741       20,045,576
Segment assets                          21,598,714        9,246,000        26,909,592       57,754,305
Segment profit                          14,068,079          846,280         2,558,207       17,472,566
Depreciation and amortization                    -                -         1,213,573        1,213,573
Income taxes                                     -          488,686         9,555,773       10,044,459

               2001
Revenues - external                  $  23,328,310    $  17,798,282     $   3,029,141    $  44,155,733

                           Dynacq International, Inc.

Intersegment revenues                             -                -        19,532,536       19,532,536
Segment assets                           13,818,634       13,876,916        22,253,842       49,949,392
Segment profit                            7,193,259        4,130,192         2,214,107       13,537,558
Depreciation and amortization                     -            9,297           803,846          813,143
Income taxes                                      -        2,164,263         2,875,737        5,040,000

             2000

Revenues - external                   $   7,410,621    $  15,396,058     $   3,614,061    $  26,420,740
Intersegment revenues                             -                -        15,626,519       15,626,519
Segment assets                            5,103,347       10,263,699        18,420,069       33,787,115
Segment profit                            1,223,010        2,397,412         3,045,436        6,665,858
Depreciation and amortization                     -           61,151           719,739          780,890
Income taxes                                709,000        1,413,000         1,739,000        3,861,000

The following table provides a reconciliation of the reportable segments' revenues and profit to the consolidated totals for twelve months ended August 31, 2002, 2001, and 2000, respectively.

                                                           2002              2001              2000
                                                     ----------------------------------------------------
Revenues
Total revenues for reportable segments                 $  65,114,989     $  44,155,733    $  26,420,740
Interest income                                              247,419           402,701          231,267
Elimination of intersegment interest income                  (83,835)         (102,800)        (120,225)
                                                     ----------------------------------------------------
Consolidated total revenues                            $  65,278,573     $  44,455,634    $  26,531,782
                                                     ====================================================

Profit
Total profit for reportable segments                   $  17,472,566     $  13,537,558    $   6,665,858
Elimination of minority interests                         (2,033,387)       (2,476,750)        (807,452)
                                                     ----------------------------------------------------
Consolidated net income                                $  15,439,179     $  11,060,808    $   5,858,406
                                                     ====================================================

13. Business Combinations

On February 1, 2001, the Company acquired Surgi+Group in a business combination accounted for as a purchase. Prior to the acquisition, Surgi+Group was a privately held surgery center development company. To culminate this transaction, the Company issued 27,942 shares of its restricted common stock, issued under Rule 144, valued at $380,000 and paid no cash to Surgi+Group. Goodwill in the approximate amount of $360,000 resulted from this transaction. The acquisition of Surgi+Group gave the Company access to surgery center acquisition and development opportunities previously developed by Surgi+Group. The purchase agreement allowed for specific success fees to be paid to the former shareholders of Surgi+Group based on certain acquisition and development opportunities, initiated prior to the acquisition by the Company, that are executed within the first 18 months subsequent to acquisition. The former shareholders of Surgi+Group are officers of the Company.

                           Dynacq International, Inc.

On March 22, 2001, the Company acquired Piney Point in a business combination accounted for as a purchase. To consummate the transaction, the Company paid $1,000,000 in cash. The acquisition of Piney Point, developed from opportunities achieved through the Surgi+Group acquisition, provides the Company with a fully operational ambulatory surgical center containing two surgical suites, patient treatment and recovery areas, and physician clinical space. As a result of the acquisition, Dynacq paid the former stockholders of Surgi+Group a success fee worth $170,000 through a combination of cash and restricted common stock. Goodwill in the approximate amount of $170,000 resulted from this transaction, primarily as a result of the success fee paid to the Surgi+Group former stockholders.

14. Quarterly Financial Data (unaudited)

                                                                Quarter ended
                                    ---------------------------------------------------------------------
                                         Nov. 30          Feb. 28           May 31           Aug. 31
                                    ---------------------------------------------------------------------
Year ended August 31, 2002
Revenues                              $  13,854,531    $  15,036,293     $  19,621,751    $  16,370,660
Operating income                          5,733,814        5,880,990         7,022,297        8,512,125
Net income                                3,377,615        3,542,027         4,127,165        4,392,371
Basic net income per share                     0.23             0.24              0.28             0.30
Diluted net income per share                   0.23             0.24              0.27             0.29

Year ended August 31, 2001
Revenues                              $   8,904,528    $   9,787,411     $  12,788,986    $  12,322,694
Operating income                          4,273,421        4,217,799         5,138,791        4,355,661
Net income                                2,372,119        2,416,219         2,782,617        3,489,853
Basic net income per share                     0.17             0.17              0.20             0.22
Diluted net income per share                   0.17             0.17              0.19             0.22

                             Supplemental Schedule

                           Dynacq International, Inc.

                 Schedule II - Valuation and Qualifying Accounts

               For the Years Ended August 31, 2002, 2001, and 2000

                                         Balance at    Charged to    Charged to              Balance at
                                        Beginning of    Costs and      Other                   End of
                                           Period       Expenses     Accounts    Deductions   Period
                                       -----------------------------------------------------------------
Allowance for contractual adjustments
   and uncollectible accounts
   included under the balance sheet
   caption "Accounts receivable":
      Year ended August 31, 2002       50,370,000       350,018      7,289,982            -   58,010,000
      Year ended August 31, 2001       28,488,000        58,259     21,823,741            -   50,370,000
      Year ended August 31, 2000        8,381,000        60,585     20,046,415            -   28,488,000

                                  Exhibit Index

Exhibit Number    Exhibit Description
--------------    -------------------

Exhibit 2.1 Stock Sale Agreement, dated July 21, 1992, pertaining to a change in control of Dynacq International, Inc. which was previously filed in and is incorporated herein by this reference to, the Company's Registration Statement on Form 10, File No. 0-20554.
Exhibit 2.2 Exchange Agreement by and among Dynacq International, Inc., Vista Healthcare, Inc. and certain Vista shareholders which was previously filed in, and is incorporated by this reference to, the Company's Current Report on Form 8-K, dated August 4, 1994.
Exhibit 3.1 Articles of Incorporation, filed June 16, 1989, which were previously filed in, and are hereby incorporated by reference to the Company's Registration Statement on Form 10, File No. 0-20554.
Exhibit 3.2 Amendment to Articles of Incorporation, filed February 12, 1992, which was previously filed in, and is hereby incorporated by reference to, the Company's Registration Statement on Form 10, File No. 0-20554.
Exhibit 3.3 Amendment to Articles of Incorporation, filed July 20, 1992, which was previously filed in, and is hereby incorporated by reference to, the Company's Registration Statement on Form 10, File No. 0-20554.
Exhibit 3.4 Amendment to Articles of Incorporation filed February 10, 1998, filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998.
Exhibit 3.5 Bylaws (amended August 1, 1995), which were previously filed in and are hereby incorporated by reference to the Company's Amended Form 10-K for fiscal 1995 dated May 1, 1996.
Exhibit 4.1       Form of Common Stock Certificate.
Exhibit 10.1 1995 Incentive Stock Option Plan for Employees and Employee Directors, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.
Exhibit 10.2 1995 Non-Qualified Stock Option Plan for Consultants and Non-Employee Directors, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.
Exhibit 10.3 Full Service Facility and Management Agreement between DPMI and JCW Medical Associates, P.A. dated May 1, 1996, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.
Exhibit 10.4 Lease Agreement effective July 1, 1996 by and between DPMI as Tenant and the City of Pasadena as Landlord relating to 3,000 square feet of office space in Pasadena, Texas, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.
Exhibit 10.5 Amendment No. 1 effective September 1, 1996 to Full Service Facility and Management

                  Agreement between DPMI and JCW Medical Associates, P.A. dated May 1, 1996, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.
Exhibit 10.6 Office/Surgical Care Center Lease Agreement dated September 1, 1998, between the Company as Landlord and Vista as Tenant, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
Exhibit 10.7 Management Support and Marketing Agreement dated October 1, 1998, by and between DPMI and Ultramed, L.C., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
Exhibit 10.8 Full Service Management Agreement dated October 1, 1998, by and between DPMI and Vista Healthcare, Inc., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
Exhibit 10.9 Real Estate Lien Note dated September 1, 1998, in the principal amount of $1,400,000.00 from the Company to Vista Healthcare, Inc., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
Exhibit 10.10 Warranty Deed with Vendor's Lien from Vista Healthcare, Inc. to the Company dated September 1, 1998, relating to 4.5799 acres of land in Pasadena, Texas, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
Exhibit 10.11 Deed of Trust dated September 1, 1998 from the Company regarding 4.5799 acres of land in Pasadena, Texas, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
Exhibit 10.12 Hospital Lease Agreement from Dynacq to Vista Community Medical Center, L.L.C. for 23,000 square with annual retails of $57,500 per month for through January 31, 2004, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.
Exhibit 10.13 Dynacq International, Inc.'s Real Estate Lien Note dated September 1, 1998 in the principal amount of $270,000 payable to Vista Healthcare, Inc., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.
Exhibit 10.14 Deed of Trust dated September 1, 1998, from the Company with respect to its real estate properties in Pasadena, Texas, filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.
Exhibit 10.15 Regulations of Vista Community Medical Center, L.L.C., filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.
Exhibit 10.16 Dynacq International, Inc.'s Year 2000 Stock Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company's Definitive Proxy Statement on
                  Schedule 14A filed August 9, 2000.
Exhibit 10.17 Employment Agreement entered into between Sarah Garvin and Dynacq International, Inc., filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2001.
Exhibit 10.18 Employment Agreement entered into between Irvin T. Gregory and Dynacq International, Inc., filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2001. Exhibit 10.26 Purchase Agreement entered into by and among Dynacq International, Inc. and Charis Hospital, LLC, filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2001.
Exhibit 10.19 Purchase Agreement entered into by and among Dynacq International, Inc. and Charis Hospital, LLC, filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000.
Exhibit 21.1 Listing of subsidiaries of Dynacq International, Inc., filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000.
Exhibit 23.1      Consent of Ernst & Young LLP
Exhibit 23.2      Consent of KenWood & Associates, P.C.
Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.