Form 10-Q
period 2002-11-30
DYNACQ INTERNATIONAL INC
filed 2003-01-14
CIK 890908

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2002

                                       or

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90
days.             Yes   X       No __.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dates.

        Title of Each Class                    Outstanding at  January 08, 2003
Common Stock, $0.001  par value                       14,875,332 shares

  Transitional Small Business Disclosure Format (check one)
  Yes ______          No X

PART I  - FINANCIAL INFORMATION
ITEM I  - FINANCIAL STATEMENTS

                   DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                               NOVEMBER 30,          AUGUST 31,
                                                                                                   2002                 2002
                                                                                               ------------          -----------
                                                                                               (Unaudited)            (Audited)
                                                       ASSETS

Current assets:
   Cash and cash equivalents                                                                   $10,917,367          $ 7,583,756
   Accounts receivables, net of allowances for contractual adjustments and uncollectible accounts of approximately $67,888,000 and $58,010,000 at
      November 30, and August 31, 2002, respectively                                            23,373,970           24,340,971
   Inventories                                                                                     998,812              893,727
   Prepaid expenses                                                                                265,172              262,958
   Deferred tax asset                                                                              149,295              149,295
   Income taxes receivable                                                                         373,575              373,575
                                                                                               -----------          -----------
Total current assets                                                                            36,078,191           33,604,282

Property and equipment, net                                                                     19,399,939           16,715,425
Goodwill, net                                                                                      483,944              483,944
Other assets                                                                                       474,960              274,970
                                                                                               -----------          -----------
Total assets                                                                                   $56,437,034          $51,078,621
                                                                                               ===========          ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                           $   854,824          $ 2,327,410
    Accrued liabilities                                                                          2,341,225              744,530
    Income taxes payable                                                                           831,132                    -
    Current maturities of long-term debt                                                             9,901               39,075
                                                                                               -----------          -----------
Total current liabilities                                                                        4,037,082            3,111,015

Negative goodwill, net                                                                                   -              851,859
Deferred income taxes payable                                                                      483,219              483,219
                                                                                               -----------          -----------
Total noncurrent liabilities                                                                       483,219            1,335,078

Commitments and contingencies                                                                            -                    -

Minority interests                                                                               2,507,662            2,064,155

Stockholders' equity

    Preferred stock, $0.01 par value,  5,000,000 shares authorized,
       none issued or outstanding                                                                        -                    -
    Common stock, $0.001 par value, 300,000,000 shares authorized,
       16,524,416 and 16,515,166 shares issued at November 30, and
       August 31, 2002, respectively                                                                16,525               16,515
    Additional paid in capital                                                                   9,822,738            9,778,701
    Retained earnings                                                                           42,598,441           37,884,622
    Treasury stock, 1,685,984 shares at cost                                                    (1,959,412)          (1,959,412)
    Deferred compensation                                                                       (1,069,221)          (1,152,053)
                                                                                               -----------          -----------
Total stockholders' equity                                                                      49,409,071           44,568,373
                                                                                               -----------          -----------
Total liabilities and stockholders' equity                                                     $56,437,034          $51,078,621
                                                                                               ===========          ===========


See accompanying notes

                   DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                             THREE MONTHS ENDED NOVEMBER 30,
                                                                                                2002                 2001
                                                                                           ------------          ------------
Net patient service revenue                                                                $ 17,933,926          $ 13,763,110

Costs and expenses:
    Compensation and benefits                                                                 2,674,395             1,960,906
    Medical supplies                                                                          3,739,794             3,079,445
    Other operating expenses                                                                  3,611,519             2,759,619
    Provision for uncollectible accounts                                                         75,683                41,670
    Depreciation & amortization                                                                 339,683               272,756
                                                                                           ------------          -------------
Total costs and expenses                                                                     10,441,074             8,114,396
                                                                                           ------------          -------------
Income from operations                                                                        7,492,852             5,648,714

Other income (expense):
    Rent and other income                                                                       105,533                35,271
    Interest income                                                                              33,070                56,150
    Interest expense                                                                               (846)               (6,321)
                                                                                           ------------          -------------
Total other income                                                                              137,757                85,100
                                                                                           ------------          -------------
Income before income taxes, minority interests, and
   cumulative effect of a change in accounting principle                                      7,630,609             5,733,814

Provision for income taxes                                                                    2,701,436             1,825,567
Minority interests in earnings                                                                  743,507               530,632
                                                                                           ------------          -------------
Income before cumulative effect of a change in
   accounting principle                                                                       4,185,666             3,377,615
                                                                                           ------------          -------------

Cumulative effect of a change in accounting principle, net of tax                               528,153                     -
                                                                                           ------------          -------------

Net income                                                                                 $  4,713,819          $  3,377,615
                                                                                           ============          =============
Basic earnings per common share:
   Income before cumulative effect of a change in
      accounting principle                                                                 $       0.28          $       0.23
   Cumulative effect of a change in accounting principle, net of tax                               0.04                     -
                                                                                           ------------          -------------
   Net income                                                                              $       0.32          $       0.23
                                                                                           ============          =============
Diluted earnings per common share:
   Income before cumulative effect of a change in
      accounting principle                                                                 $       0.27          $       0.23
   Cumulative effect of a change in accounting principle, net of tax                               0.03                     -
                                                                                           ------------          -------------
   Net income                                                                              $       0.30          $       0.23
                                                                                           ============          =============

Weighted average common shares - Basic                                                       14,835,465            14,681,236
Weighted average common shares - Diluted                                                     15,563,702            14,690,462


See accompanying notes

                   DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          THREE MONTHS ENDED NOVEMBER 30,
                                                                                             2002                 2001
                                                                                         -----------           -----------

Net Income                                                                               $ 4,713,819           $ 3,377,615
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization                                                          339,683               272,756
      Cumulative effect of a change in accounting principle-write-off
       negative goodwill, net of tax                                                        (528,153)                    -
      Provision for uncollectible accounts                                                    75,683                     -
      Minority interests                                                                     743,507               530,632
      Deferred compensation amortization                                                      82,832                26,020
   Changes in operating assets and liabilities:
      Accounts receivable                                                                    891,318             1,112,231
      Other receivables                                                                            -              (590,000)
      Inventories                                                                           (105,085)              (10,050)
      Prepaid expenses                                                                        (2,214)                    -
      Other assets                                                                          (199,990)              (26,491)
      Accounts payable                                                                    (1,472,586)             (254,097)
      Accrued liabilities                                                                  1,596,695               722,717
      Income taxes payable                                                                   507,426               209,680
                                                                                         -----------           -----------
Net cash provided by operating activities                                                  6,642,935             5,371,013
                                                                                         -----------           -----------
Cash flows from investing activities:
   Purchase of property and equipment, net                                                (3,024,197)           (3,702,187)
                                                                                         -----------           -----------
Net cash used by investing activities                                                     (3,024,197)           (3,702,187)
                                                                                         -----------           -----------
Cash flows from financing activities:
   Principal payments on long -term debt                                                     (29,174)                    -
   Proceeds from exercise of stock options                                                    44,047                     -
   Acquisition of treasury stock, net                                                              -               (81,499)
   Distributions to minority stockholders                                                   (300,000)                    -
                                                                                         -----------           -----------
Net cash used by financing activities                                                       (285,127)              (81,499)
                                                                                         -----------           -----------
Net increase in cash and cash equivalents                                                  3,333,611             1,587,327

Cash and cash equivalents at beginning of period                                           7,583,756             5,031,614
                                                                                         -----------           -----------
Cash and cash equivalents at end of period                                               $10,917,367           $ 6,618,941
                                                                                         ===========           ===========

See accompanying notes

                           DYNACQ INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2002
                                   (UNAUDITED)

Notes to Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited financial statements have been prepared by Dynacq International, Inc., a Nevada Corporation (referred to as the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements at August 31, 2002. Operating results for the quarter ended November 30, 2002 are not necessarily indicative of the results that may be expected for the year ending August 31, 2003.

General

The Company provides surgical healthcare services and related ancillary services through surgical hospital facilities and surgery centers. While historically the Company has offered a range of healthcare services, including ambulatory infusion and physician practice management, the focus over the last five years has been on surgical services. During the last four quarters, management has focused on the growth of inpatient surgical services and identification of additional surgical hospital sites, as it believes such operations to be a more profitable and efficient use of resources. As of November 30, 2002, the Company operated two locations in the Houston metropolitan area, a medical center with inpatient and outpatient facilities located in Pasadena, Texas and an outpatient surgery center located in Houston, Texas. In November of 2001, the Company purchased a hospital in Baton Rouge, Louisiana, which is being renovated as a surgical hospital and expected to be operational in January of 2003. The Company continues to evaluate lease and purchase options of additional surgical hospitals.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain accounts in the prior year Form 10-Q have been reclassified to conform to the presentation in the current year.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS 142, effective September 1, 2002. In conjunction with the adoption of this statement, the Company has written-off the unamortized balance in negative goodwill during the quarter ended November 30, 2002 and recognized it as a cumulative effect of a change in accounting principle (See note below). The Company also has discontinued the amortization of goodwill. The Company will also test goodwill for impairment during Fiscal 2003, using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company does not believe the effect of these tests will have a material impact on the earnings and financial position of the Company.

In October 2001, the FASB issued SFAS No. 144, Impairment of Long-Lived Assets, SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets To Be Disposed Of. SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 removes goodwill from its scope. SFAS No. 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the statement effective September 1, 2002 and the adoption of this statement had no material impact on the financial position or results of operations of the Company.

Goodwill and Negative Goodwill

Prior to implementation of SFAS 142, net assets acquired in excess of costs incurred (negative goodwill) from the Vista acquisition and subsequent related purchases of minority interests were amortized over a period of 14 years. Costs incurred in excess of net assets acquired (goodwill) from the Surgi+Group and Piney Point acquisitions were amortized on the straight-line basis over a period of 15 years. Upon adoption of the SFAS 142 during the 1st quarter of 2003, the Company has written-off the unamortized balance in negative goodwill of $851,859, less income tax as a cumulative effect of a change in accounting principle in the quarter ended November 30, 2002.

The changes in the carrying amount of goodwill, which only affected the Company's Outpatient Surgical Center segment as of November 30, 2002, are as follows:

                                                                      Negative
                                                       Goodwill       Goodwill
                                                      ---------       --------
Balance at August 31, 2002                             $483,944       $851,859
Write-off of negative goodwill                                0        851,859
                                                       --------       --------
                                                       $483,944       $      0
                                                       ========       ========

Net income and earnings per share for the three months ended November 30, 2002 and 2001 adjusted for goodwill amortization is as follows:

                                                         Three Months Ended
                                                             November 30,
                                                        2002            2001
                                                      --------        --------
Reported net income before cumulative effect
   of a change in accounting principle related
   to cessation of goodwill amortization             $4,185,666     $3,377,615
     Add back: Goodwill amortization                          0          8,833
     Less:     Tax effect of goodwill amortization            0         (3,357)
                                                     ----------     ----------
Adjusted net income                                  $4,185,666     $3,383,091
                                                     ==========     ==========

Basic earnings per share:
Reported net income before cumulative effect
   of a change in accounting principle related
   to cessation of goodwill amortization             $     0.28     $     0.23
     Add back  Goodwill amortization                          0              0
     Less:     Tax effect of goodwill amortization            0              0
                                                     ----------     ----------
Adjusted net income                                  $     0.28     $     0.23
                                                     ==========     ==========

Diluted earnings per share:
Reported net income before cumulative effect
   of a change in accounting principle related
   to cessation of goodwill amortization             $     0.27     $     0.23
     Add back: Goodwill amortization                          0              0
     Less:     Tax effect of goodwill amortization            0              0
                                                     ----------     ----------
Adjusted net income                                  $     0.27     $     0.23
                                                     ==========     ==========

Asset Acquisition from Vista Diagnostic Center

During the quarter ended November 30, 2002, the Company acquired assets valued at approximately $471,000 from Vista Diagnostic Center ("VDC"), an unrelated company which provided laboratory and x-ray services at Vista Healthcare, Inc, the outpatient surgical facility at Pasadena, Texas. The assets included primarily medical and diagnostic equipment as well as furniture and fixtures. The consideration paid for this purchase was equal to the fair value of the assets at the purchase date, and as such no goodwill was recorded by the Company related to this transaction. In connection with the asset acquisition, the Company also assumed certain operating leases related to medical equipment and is committed to long-term lease obligations of $846,704 for the next 20 months and $229,500 for an additional 31 months. The Company has begun using the newly acquired assets to provide laboratory and x-ray services at the Vista Hospital facility and has discontinued the services of VDC.

Determination of Net Patient Service Revenue and Contractual Adjustments

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

Segment and Related Information

The Company has three reportable segments: surgical hospital, outpatient surgical centers, and corporate and management services. The surgical hospital segment is comprised of a 37-bed hospital that provides a wide range of medical services including major surgical cases, which require hospitalization. The outpatient surgical centers segment provides outpatient surgical facilities, contracted X-ray diagnosti cservices and full service laboratory testing. The corporate and management services segment holds all of the fixed assets of the surgical hospital and the outpatient surgical center segments, provides office space and fee-based management services to physicians, and encompasses all other operations of the Company.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses.

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

During the quarter ended November 30, 2002, the Company received state approval to consolidate the outpatient surgical facilities into the Vista Hospital operating license, thereby increasing the number of rooms that can be utilized by the Vista Hospital. As a result, the Company transferred the operations of Vista Healthcare, Inc, its outpatient surgical facility in Pasadena, Texas (Outpatient Surgical Center segment) to that of Vista Hospital (Surgical Hospital segment). As a result of this transfer, inventory valued at cost of $137,000 was transferred from the outpatient surgical center segment to the surgical hospital segment. The transfer did not have any impact on the consolidated balance sheet or income statement. The summarized financial information provided below for Fiscal 2002 and 2001 has been shown on a proforma basis to reflect the changes related to the transfer.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended November 30, 2002 and 2001, respectively:


                                                                              Outpatient         Corporate and
                                                       Surgical               Surgical            Management
                                                       Hospital               Centers              Services          Total
                                                     -----------           ---------------     ----------------    ---------

2002
Revenues-external                                    $16,981,204             $  953,031           $   105,224     $18,039,459
Intersegment revenues                                    290,000                188,802             3,283,532       3,762,334
Segment assets                                        21,447,258              9,626,698            25,363,078      56,437,034
Segment profit                                         5,570,657                 90,401              (203,732)      5,457,326

2001
Revenues-external                                    $11,863,163             $1,267,988           $   667,230     $13,798,381
Intersegment revenues                                          0                      0             4,340,906       4,340,906
Segment assets                                        12,447,636              9,128,300            19,825,122      41,401,058
Segment profit                                         2,684,283                433,176               790,788       3,908,247

The following table provides a reconciliation of the reportable segments' revenues and profit to the consolidated totals for three months ended November 30, 2002 and 2001:

                                                   2002              2001
                                                 --------           -------
Revenues:
--------
Total revenues for reportable segments          $18,039,459      $13,798,381
Interest Income                                      33,070           56,150
                                                -----------      -----------
Consolidated total revenues                     $18,072,529      $13,854,531
                                                ===========      ===========

Profit:
-------
Total profit for reportable segments            $ 5,457,326      $ 3,908,247
Elimination of minority interests                  (743,507)        (530,632)
                                                -----------      -----------
Consolidated net income                         $ 4,713,819      $ 3,377,615
                                                ===========      ===========

Contingencies

In January 2002, the Company and two of its officers were named as defendants in a shareholder class action lawsuit in the United States District Court for the Southern District of Texas alleging violations of federal securities laws and regulations. The putative class covers those persons who purchased the Company's shares between November 29, 1999 and January 16, 2002. The various complaints that have been consolidated claim that the Company violated Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934 (the "Exchange Act") by making materially false or misleading statements or omissions regarding revenues and receivables and regarding whether our operations complied with various federal regulations. The district court has consolidated these actions and appointed a lead plaintiff in the matter. The lead plaintiff filed a consolidated amended complaint on September 6, 2002. The Company anticipates moving to dismiss that consolidated amended complaint. These actions are at an early stage, and no discovery has taken place at this time. The Company intends to defend these claims vigorously.

In March 2002, the Company accepted service of a shareholder derivative action brought in the 295th District Court of Harris County, Texas brought on behalf of the Company against its officers and directors, outside auditor, and investment bank, and two analysts affiliated with that investment bank. The suit alleges breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence and breach of contract. Plaintiff makes general allegations of the defendants' alleged misconduct in "(i) causing or allowing the Company to conduct its business in an unsafe, imprudent and unlawful manner; (ii) failing to implement and maintain an adequate internal control system; and (iii) exposing the Company to enormous losses," including allegations that various press releases and/or public statements issued between January 1999 and January 2002 were misleading. Plaintiffs further allege sales by the Company's insiders while in possession of material non-public information. The plaintiffs made no demand on either the Company or its Board of Directors prior to filing suit. A separate action was brought in United States District Court for the Southern District of Texas making similar allegations in federal court against only officers and directors of the Company. The plaintiff in this action also did not make a demand to the Company prior to filing suit. Another derivative suit making similar allegations was filed in 152nd District Court of Harris County, Texas; however, at the plaintiff's request, the Court dismissed that action.

The Board of Directors has appointed a Special Litigation Committee to conduct an investigation and make a determination as to how the Company should proceed on the claims asserted in the state-court shareholder derivative case. The state district court has stayed the case until February 17, 2003 pending the Special Litigation Committee's investigation. On November 12, 2002, the federal district court presiding over the shareholder derivative action filed there stayed that action pending conclusion of the shareholder class action lawsuit.

From time to time, the Company is involved in litigation incidental to its business. In the Company's opinion, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company's results of operations, cash flows, or financial condition.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward -Looking Information

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this Form 10-Q concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, the Company, through its management, from time to time makes forward-looking public statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting our best judgment based upon current information, involve a number of risks and uncertainties and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that other factors will not affect the accuracy of such forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, changes in the regulation of the healthcare industry at either or both of the federal and state levels, changes or delays in reimbursement for our services by third-party payors, competitive pressures in the healthcare industry and our response thereto, our ability to obtain and retain favorable arrangements with third-party payors, general conditions in the economy and capital markets, and other factors which may be identified from time to time in our Securities and Exchange Commission filings and other public announcements.

Overview

Historically, the Company has derived revenue from various business operations, including, emergency and inpatient surgical operations, clinic and outpatient surgical operations, and corporate and management services. Revenues derived from the Company's surgical hospital and outpatient surgical facilities consist primarily of facility and service fees. These fees do not include charges from the patient's physicians, which are billed directly by the physician. Corporate and management services involve the leasing of equipment and facilities, providing fee based management services for physicians and all other operations of the hospital. The Company aligns its operations among three reportable segments: surgical hospital, outpatient surgical centers, and corporate and management services.

The Company's business strategy is to focus on the operation and development of surgical specialty hospitals, which provide a variety of surgical services. The Company's current operations include:

     .    the ownership of 90% of Vista Hospital, a surgical hospital;

     .    the ownership of 100% of Vista West, an outpatient surgical facility;
          and

     . a newly developed surgical hospital in Baton Rouge, Louisiana expected to be opened in January 2003.

During the quarter ended November 30, 2002, the Company received state approval to consolidate the outpatient surgical facilities into the Vista Hospital operating license, thereby increasing the number of rooms that can be utilized by the Vista Hospital. As such, the Company expects that revenues from its outpatient surgical services will decrease during the fiscal year ending August 31, 2003, as compared with prior periods, as operating rooms previously utilized for such procedures are now available to be utilized for inpatient surgical procedures. Accordingly it is expected that the surgical hospital business will generate a majority of the Company's revenue during Fiscal 2003. The Company believes that this segment of operations presents the best opportunity for growth.

For the quarter ended November 30, 2002, approximately 94% of the Company's revenue resulted from its surgical hospital activities, 5% from its outpatient surgical center, and 1% from other activities, which include corporate and management services. For the quarter ended November 30, 2001, 86% of the Company's revenue resulted from its surgical hospital activities, 9% from its outpatient surgical center activities, and 5% from other activities, which include corporate and management services.

Critical Accounting Policies

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies see Management's Discussion and

Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2002

Results of Operations

Comparison of the Three Months Ended November 30, 2002 to the Three Months Ended November 30, 2001

Net patient service revenue for the three months ended November 30, 2002 increased $4,171,000 or 30% from that for the corresponding previous quarter ended November 30, 2001. Revenues from the Company's surgical hospital activities increased to $16,981,000 during the quarter ended November 30, 2002 from $11,863,000 during the quarter ended November 30, 2001, the result of an increase in surgical cases from Fiscal 2001. During the quarter ended November 30, 2002 there was an increase of 72% in inpatient procedures and an increase of 23% inpatient days compared to that of the quarter ended November 30, 2001. Revenues in the Company's outpatient surgical centers decreased to $953,000 during the quarter ended November 30, 2002 from $1,268,000 during the quarter ended November 30, 2001, primarily due to the decrease in outpatient surgical cases since the Company is focusing more on inpatient cases. Corporate and management services revenue decreased to $105,000 during the quarter ended November 30, 2002 from $667,000 during the quarter ended November 30, 2001 primarily due to a decrease in activities related to the ambulatory infusion therapy services and the decrease in physician management practices. The overall increase in the net patient service revenues for the quarter ended November 30, 2002 is the result of the Company's primary focus on expanding its surgical hospital operations. The Management's current strategy is to continue to focus on this operating segment during Fiscal 2003.

 For the quarter ended November 30, 2002, total costs and expenses increased by $2,327,000 or 29% from the quarter ended November 30, 2001. The increase is primarily due to significant increases in the surgical hospital activities. The significant increases in the component expense categories of the operating expenses are as follows:

     . Compensation and benefits expense increased by $713,000 or 36% from the quarter ended November 30, 2001. The increase is primarily due to the significant increase in surgical activities compared to that of the quarter ended November 30, 2001, which required increased hospital staffing and an increase in the number of Company employees at the corporate level.

     . Medical supplies increased by $660,000 or 21% from the quarter ended November 30, 2001. The increase is primarily due to the significant increase in surgical activities compared to that of the quarter ended November 30, 2001.

     . Other operating expenses increased by $852,000 or 31% from the quarter ended November 30, 2001. The increase is primarily due to the significant increase in activities at the Company's facilities, as well as an increase in general corporate activity compared to such activities in the quarter ended November 30, 2001.

Liquidity and Capital Resources

The Company maintained sufficient liquidity in Fiscal 2002 to meet its business needs. As of November 30, 2002, its principal source of liquidity included $10,917,000 in cash and cash equivalents, of which $8,864,000 is invested in money market accounts. These instruments are short-term, highly liquid instruments and, accordingly, their fair value approximates cost.

Cash flow from operating activities provided $6,643,000 and $5,371,000 in the three month period ended November 30, 2002 and 2001, respectively. The primary contributor to the increase in cash flow provided by operating activities is the decrease in accounts receivable of $891,000 and $1,112,000 and an increase in income taxes payable of $507,000 and $210,000, in each case, for the quarter ended November 30, 2002 and

2001, respectively. The net income of $4,714,000 and $3,378,000 included non-cash charges for depreciation and amortization of $340,000 and $273,000 and minority interest of $744,000 and $531,000 for the quarter ended November 30, 2002 and 2001, respectively. The net income for the quarter ended November 30, 2002 also included a non-cash benefit of approximately $528,000, net of taxes related to the write-off of the unamortized negative goodwill, which was recognized as a cumulative effect of a change in accounting principle in the quarter ended November 30, 2002.

Cash of $3,024,000 and $3,702,000 was used in investing activities in the three month period ended November 30, 2002 and 2001, respectively. For the quarter ended November 30, 2002 the Company expended approximately $2,400,000 for the construction of its newly developed surgical hospital in Baton Rouge, Louisiana. The Company also used cash of approximately $850,000 for additional diagnostic equipment and for improvements at the Vista Hospital facility in Pasadena.

The Company used $285,000 and $81,000 in financing activities in the three month period ended November 30, 2002 and 2001, respectively. The Company used $29,000 in the quarter ended November 30, 2002 to repay the outstanding principal balances related to long-term debt. As of November 30, 2002, the Company has no outstanding balance related to its long-term debt. Other uses for cash flow from financing activities in the quarter ended November 30, 2002 included distributions to minority interest for $300,000. The company also received cash of $44,000 from the exercise of stock options during the three month period ended November 30, 2002.

The Company had working capital of $32,041,000 as of November 30, 2002, and maintained a liquid position evidenced by a current ratio of approximately 9 to
1. In addition the Company had no outstanding balance related to long-term debt at November 30, 2002. The Company expects to continue to have positive cash flow from operations for Fiscal 2003.

The Company is actively targeting opportunities to expand in the surgical hospital market through the acquisition of existing facilities or the construction of new facilities. Subsequent to the three month period ended November 30, 2002, the Company has invested approximately $1,700,000 to purchase land in North Houston and has signed other option agreements to purchase additional land in Texas and Louisiana. The Company used its available cash funds to finance these transactions. The Company's management believes that available cash funds and funds generated from operations will be sufficient for the Company to finance working capital requirements for the current fiscal year. The Company has a reducing revolving line of credit with a financial institution. The original amount available under the line of credit was for $8,000,000. The line of credit is reduced monthly by an amount equal to 1/180th of the original $8,000,000 loan amount, effective August 2001. The amount available under the line of credit at November 30, 2002 is $7,333,000. The interest rate on the line of credit is a variable rate of 2.3% plus the "Dealer Commercial Paper" rate. The line of credit is secured by the land and buildings in Pasadena, Texas and the contents therein. There were no borrowings outstanding under the credit facility as of November 30, 2002. The Company believes it has the ability to borrow additional funds if necessary to meet its capital needs. However, there can be no assurance that the Company will have sufficient funds available to meet all of its capital needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates as well as credit risk concentrations. All of the Company's contracts are denominated in US$ and, therefore, the Company has no foreign currency risk.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to the Company's reducing revolving credit facility. There were no borrowings outstanding under the credit facility as of November 30, 2002. Borrowings under the credit facility bear interest at variable rates based on the "dealer commercial paper" rate plus 2.3%. As no borrowings have been made against the credit facility, an interest rate change would not have any current impact on the Company's results of operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II. OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

See "Item 1. - Financial Statements - Contingencies." Except as modified in this quarterly report, pursuant to Rule 12b-23, the Company incorporates by reference the information set forth in "Item 3. Legal Proceedings" of its Form 10-K for the fiscal year ended August 31, 2002.

ITEM 2. - CHANGES IN SECURITIES

Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended November 30, 2002, that were not registered under the Securities Act.

On September 5, 2002, the Company issued 2,500 shares of common stock for an aggregate consideration of $11,094, upon the exercise of an option, to an accredited investor pursuant to the exemption provided by Section 4(2) of the Securities Act.

On October 3, 2002, the Company issued twelve accredited investors three-year warrants to purchase an aggregate of 61,149 shares of common stock at exercise prices of $10.95 per share, pursuant to the exemption provided by Regulation D of Section 4(2) of the Securities Act.

The above transactions did not involve any public offering, and each recipient either received adequate information about the Company or had access to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

All sales of the Company's securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES
None

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

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           DYNACQ INTERNATIONAL, INC.




DATE:  January 14, 2003                         BY: /s/ Philip Chan
                                                    -----------------------
                                                    Philip Chan
                                                    VP-Finance/Treasurer &
                                                    Chief Financial Officer

                                 CERTIFICATIONS

I, Chiu M. Chan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dynacq International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003

/s/ CHIU M. CHAN
-------------------------------------
Chiu M. Chan, Chief Executive Officer

I, Philip S. Chan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dynacq International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003

/s/ PHILIP S. CHAN
----------------------------------------
Philip S. Chan, Chief Financial Officer