Form 10-Q
period 2003-02-28
DYNACQ INTERNATIONAL INC
filed 2003-04-14
CIK 890908

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2003

                                       or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes [X]  No [_]

Indicate by checkmark whether registrant is an accelerated filer Yes [X]  No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dates.

Title of Each Class                               Outstanding at March 31, 2003
Common Stock, $0.001 par value                    14,887,752 shares

Transitional Small Business Disclosure Format (check one)  Yes [_] No [X]

PART I  - FINANCIAL INFORMATION
ITEM I  - FINANCIAL STATEMENTS

                  DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               FEBRUARY 28,        AUGUST 31,
                                                                                   2003               2002
                                                                              ---------------    ----------------
                                                                               (Unaudited)          (Audited)
                                   ASSETS

Current assets:
   Cash and cash equivalents                                                    $  4,931,715        $  7,583,756
   Accounts receivables, net of allowances for contractual adjustments and uncollectible accounts of approximately $72,958,000 and $58,010,000 at
      February 28, 2003 and August 31, 2002, respectively                         26,248,934          24,340,971
   Supplies                                                                        1,415,408             893,727
   Prepaid expenses                                                                  451,989             262,958
   Deferred tax asset                                                                149,295             149,295
   Income taxes receivable                                                         1,233,757             373,575

                                                                              ---------------    ----------------
Total current assets                                                              34,431,098          33,604,282

Property and equipment, net                                                       30,982,893          16,715,425
Goodwill                                                                             483,944             483,944
Other assets                                                                         312,729             274,970

                                                                              ---------------    ----------------
Total assets                                                                    $ 66,210,664        $ 51,078,621
                                                                              ===============    ================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $  1,832,054        $  2,327,410
    Accrued liabilities                                                            5,748,816             744,530
    Current maturities of long-term debt                                                   -              39,075

                                                                              ---------------    ----------------
Total current liabilities                                                          7,580,870           3,111,015

Negative goodwill, net                                                                     -             851,859
Deferred income taxes payable                                                        483,219             483,219

                                                                              ---------------    ----------------
Total noncurrent liabilities                                                         483,219           1,335,078

Commitments and contingencies                                                              -                   -

Minority interests                                                                 4,238,257           2,064,155

Stockholders' equity
    Preferred stock, $0.01 par value, 5,000,000 shares authorized,
       none issued or outstanding                                                          -                   -
    Preferred stock dividend distributable                                             1,488                   -
    Common stock, $0.001 par value, 300,000,000 shares authorized,
       16,571,616 and 16,515,166 shares issued at February 28, 2003 and
       August 31, 2002, respectively                                                  16,571              16,515
    Additional paid in capital                                                    12,213,070           9,778,701
    Retained earnings                                                             44,622,989          37,884,622
    Treasury stock, 1,685,984 shares at cost                                      (1,959,412)         (1,959,412)
    Deferred compensation                                                           (986,388)         (1,152,053)

                                                                              ---------------    ----------------
Total stockholders' equity                                                        53,908,318          44,568,373
                                                                              ---------------    ----------------

Total liabilities and stockholders' equity                                      $ 66,210,664        $ 51,078,621
                                                                              ===============    ================

See accompanying notes

                   DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED FEBRUARY 28,       SIX MONTHS ENDED FEBRUARY 28,
                                                                2003               2002             2003                2002
                                                           -----------         -----------      ------------        -----------

Net patient service revenue                                $21,127,507         $14,964,580      $ 39,061,433        $28,712,539

Costs and expenses:
    Compensation and benefits                                3,268,376           1,862,685         5,942,771          3,823,591
    Medical services and supplies                            3,244,483           2,990,611         6,403,848          5,296,310
    Other operating expenses                                 5,973,465           3,881,921        10,165,413          7,415,286
    Provision for uncollectible accounts                       150,541              88,353           226,224            130,023
    Depreciation & amortization                                497,967             321,101           837,650            593,857

                                                           ------------        ------------     -------------       ------------
Total costs and expenses                                    13,134,832           9,144,671        23,575,906         17,259,067
                                                           ------------        ------------     -------------       ------------


Income from operations                                       7,992,675           5,819,909        15,485,527         11,453,472

Other income (expense):
    Rent and other income                                       93,534              35,272           199,067             85,693
    Interest income                                             25,541              36,441            58,611             92,592
    Interest expense                                               (94)            (10,632)             (940)           (16,953)

                                                           ------------        ------------     -------------       ------------
Total other income                                             118,981              61,081           256,738            161,332
                                                           ------------        ------------     -------------       ------------

Income before income taxes, minority interests, and
   cumulative effect of a change in accounting principle     8,111,656           5,880,990        15,742,265         11,614,804

Provision for income taxes                                   2,845,566           1,832,329         5,547,002          3,657,896
Minority interests in earnings                               1,084,595             506,634         1,828,102          1,037,266

                                                           ------------        ------------     -------------       ------------
Income before cumulative effect of a change in
   accounting principle                                      4,181,495           3,542,027         8,367,161          6,919,642
                                                           ------------        ------------     -------------       ------------

Cumulative effect of a change in accounting principle,
   net of tax                                                        -                   -           528,153                  -
                                                           ------------        ------------     -------------       ------------

Net income                                                 $ 4,181,495         $ 3,542,027      $  8,895,314        $ 6,919,642
                                                           ============        ============     =============       ============

Basic earnings per common share:
   Income before cumulative effect of a change in
      accounting principle                                 $      0.28         $      0.24      $       0.56        $      0.47
Cumulative effect of a change in accounting
   principle, net of tax                                             -                   -              0.04                  -

                                                           ------------        ------------     -------------       ------------
   Net income                                              $      0.28         $      0.24      $       0.60        $      0.47
                                                           ============        ============     =============       ============

Diluted earnings per common share:
   Income before cumulative effect of a change in
      accounting principle                                 $      0.27         $      0.24      $       0.54        $      0.47
Cumulative effect of a change in accounting
   principle, net of tax                                             -                   -              0.03                  -

                                                           ------------        ------------     -------------       ------------
   Net income                                              $      0.27         $      0.24      $       0.57        $      0.47
                                                           ============        ============     =============       ============


Weighted average common shares - Basic                      14,871,621          14,781,959        14,853,439         14,781,959
Weighted average common shares - Diluted                    15,634,609          14,811,651        15,598,822         14,811,651

See accompanying notes

                   DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                SIX MONTHS ENDED FEBRUARY 28,
                                                                                                    2003             2002
                                                                                               -------------    -------------
Net Income                                                                                      $ 8,895,314       $6,919,642
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization                                                                 837,650          593,857
      Cumulative effect of a change in accounting principle-write-off negative
       goodwill, net of tax                                                                        (528,153)              -
      Provision for uncollectible accounts                                                          226,224          130,023
      Minority interests                                                                          1,828,102        1,037,266
      Deferred compensation amortization                                                            165,665           52,040
   Changes in operating assets and liabilities:
      Accounts receivable                                                                        (2,134,187)        (266,320)
      Income tax receivable                                                                      (1,183,888)              -
      Supplies                                                                                     (521,681)          (2,304)
      Prepaid expenses                                                                             (189,031)           75,341
      Other assets                                                                                  (37,759)        (151,487)
      Accounts payable                                                                             (495,356)        (348,312)
      Accrued liabilities                                                                         5,004,286          551,162
      Income taxes payable                                                                              -         (2,257,990)

                                                                                               -------------    -------------
Net cash provided by operating activities                                                        11,867,186        6,332,918
                                                                                               -------------    -------------

Cash flows from investing activities:
   Purchase of property and equipment, net                                                      (15,105,118)      (4,077,868)
   Due from related parties                                                                              -         1,585,000

                                                                                               -------------    -------------

Net cash used by investing activities                                                           (15,105,118)      (2,492,868)
                                                                                               -------------    -------------

Cash flows from financing activities:
   Principal payments on long-term debt                                                             (39,075)         (62,793)
   Proceeds from exercise of stock options                                                          278,966          806,710
   Acquisition of treasury stock, net                                                                    -          (768,905)
   Purchase of minority interests                                                                        -          (240,000)
   Contributions from minority stockholders                                                         946,000               -
   Distributions to minority stockholders                                                          (600,000)      (2,285,000)

                                                                                               -------------    -------------
Net cash provided (used) by financing activities                                                    585,891      (2,549,988)
                                                                                               -------------    -------------

Net (decrease) increase in cash and cash equivalents                                             (2,652,041)       1,290,062

Cash and cash equivalents at beginning of period                                                  7,583,756        5,031,614

                                                                                               -------------    -------------
Cash and cash equivalents at end of period                                                      $ 4,931,715       $6,321,676
                                                                                               =============    =============


See accompanying notes

                           DYNACQ INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2003
                                   (UNAUDITED)

Notes to Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited financial statements have been prepared by Dynacq International, Inc., a Nevada Corporation (referred to as the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements at August 31, 2002. Operating results for the three and six months ended February 28, 2003 are not necessarily indicative of the results that may be expected for the year ending August 31, 2003.

General

The Company provides surgical healthcare services and related ancillary services through surgical hospital facilities and surgery centers. While historically the Company has offered a range of healthcare services, including ambulatory infusion and physician practice management, the focus over the last five years has been on surgical services. During the last fiscal year and continuing into this Fiscal 2003, management has focused on the growth of inpatient surgical services and identification of additional surgical hospital sites, as it believes such operations to be a more profitable and efficient use of resources. As of February 28, 2003, the Company operated two locations in the Houston metropolitan area, a medical center with inpatient facilities located in Pasadena, Texas and an outpatient surgery center located in Houston, Texas. In January 2003, the Company opened its new surgical specialty hospital in Baton Rouge, Louisiana. The Company continues to evaluate lease and purchase options of additional surgical hospitals.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS 142, effective September 1, 2002. In conjunction with the adoption of this statement, the

Company has written-off the unamortized balance in negative goodwill during the six months ended February 28, 2003 and recognized it as a cumulative effect of a change in accounting principle (See note below). The Company also has discontinued the amortization of goodwill. The Company will test goodwill for impairment during Fiscal 2003, using the two-step process prescribed in SFAS
142. The first step is a screen for potential impairment while the second step measures the amount of impairment, if any. The Company does not believe the effect of these tests will have a material impact on the earnings and financial position of the Company.

In October 2001, the FASB issued SFAS 144, Impairment of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets To Be Disposed Of. SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 removes goodwill from its scope. SFAS 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the statement effective September 1, 2002 and the adoption of this statement had no material impact on the financial position or results of operations of the Company.

On December 31, 2002, FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 requires accounting policy disclosures to provide the method of stock option accounting for each year presented in the financial statements and for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. Also, SFAS 148 provides two additional transition methods that eliminate the ramp-up effect resulting from applying the expense recognition provisions of SFAS 123. The transition provisions and annual statement disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim statement disclosure requirements are effective for the first interim statement beginning after December 15, 2002. The transition and disclosures requirements of SFAS 148 will be adopted by the Company in the third quarter ending May 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company has no guarantees of indebtedness that would be affected by FIN 45.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate, or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company's adoption of FIN 46 is not anticipated to have a material impact on its results of operations and financial position.

Goodwill and Negative Goodwill

Prior to implementation of SFAS 142, net assets acquired in excess of costs incurred (negative goodwill) from the Vista acquisition and subsequent related purchases of minority interests were amortized over a period of 14 years. Costs incurred in excess of net assets acquired (goodwill) from the Surgi+Group and Piney Point acquisitions were amortized on the straight-line basis over a period of 15 years. Upon adoption of the SFAS 142 during the first quarter of 2003, the Company has written-off the unamortized balance in negative goodwill of $851,859, less income tax as a cumulative effect of a change in accounting principle.

The changes in the carrying amount of goodwill, which only affected the Company's Outpatient Surgical Center segment as of February 28, 2003, are as follows:

                                                                        Negative
                                                           Goodwill     Goodwill
                                                           --------     --------
Balance at August 31, 2002                                 $483,944     $851,859
Write-off of negative goodwill                                    -      851,859
                                                           --------     --------
                                                           $483,944     $      -
                                                           ========     ========

Net income and earnings per share for the three and six months ended February 28, 2003 and 2002 adjusted for goodwill amortization is as follows:

                                                            Three Months Ended             Six Months Ended
                                                                February 28,                  February 28,
                                                            2003           2002          2003            2002
                                                         ----------     ----------    ----------      ----------
Reported net income before cumulative
     effect of a change in accounting principle
     related to cessation of goodwill amortization       $4,181,495     $3,542,027    $8,367,161      $6,919,642
      Add back: Goodwill amortization                             -          8,833             -          17,667
      Less: Tax effect of goodwill amortization                   -         (3,357)            -          (6,714)
                                                         ----------     ----------    ----------      ----------
Adjusted net income                                      $4,181,495     $3,547,503    $8,367,161      $6,930,595
                                                         ==========     ==========    ==========      ==========

Basic earnings per share:
Reported net income before cumulative
     effect of a change in accounting principle
     related to cessation of goodwill amortization       $     0.28     $     0.24    $     0.56      $     0.47
      Add back: Goodwill amortization                             -              -             -               -
      Less: Tax effect of goodwill amortization                   -              -             -               -
                                                         ----------     ----------    ----------      ----------
Adjusted net income                                      $     0.28     $     0.24    $     0.56      $     0.47
                                                         ==========     ==========    ==========      ==========

Diluted earnings per share:
Reported net income before cumulative
     effect of a change in accounting principle
     related to cessation of goodwill amortization       $     0.27     $     0.24    $     0.54      $     0.47
      Add back: Goodwill amortization                             -              -             -               -
      Less: Tax effect of goodwill amortization                   -              -             -               -
                                                         ----------     ----------    ----------      ----------
Adjusted net income                                      $     0.27     $     0.24    $     0.54      $     0.47
                                                         ==========     ==========    ==========      ==========

Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows:

                                                      Three Months Ended             Six Months Ended
                                                         February 28,                  February 28,
                                                      2003           2002           2003           2002
                                                  -----------    -----------    -----------    -----------
Income Before cumulative effect of a
  change in accounting principle                  $ 4,181,495    $ 3,542,027    $ 8,367,161    $ 6,919,642
Cumulative effect of a change in
  accounting principle                                      -              -        528,153             -
                                                  -----------    -----------    -----------    -----------
Net Income                                        $ 4,181,495    $ 3,542,027    $ 8,895,314    $ 6,919,642
                                                  ===========    ===========    ===========    ===========

Weighted-average common shares - diluted:
  Weighted-average common shares - basic           14,871,621     14,781,959     14,853,439     14,781,959
  Add: Effect of dilutive securities:
    Employee stock options and stock grants           762,988         29,692        745,383         29,692
                                                  -----------    -----------    -----------    -----------
Weighted-average common shares - diluted           15,634,609     14,811,651     15,598,822     14,811,651
                                                  ===========    ===========    ===========    ===========

Basic earnings per common share
  Income before cumulative effect of a
    change in accounting principle                $      0.28    $      0.24    $      0.56    $      0.47
  Cumulative effect of a change in
    accounting principle                                    -              -           0.04              -
                                                  -----------    -----------    -----------    -----------
Net Income                                        $      0.28    $      0.24    $      0.60    $      0.47
                                                  ===========    ===========    ===========    ===========

Diluted earnings per common share
  Income before cumulative effect of a
    change in accounting principle                $      0.27    $      0.24    $      0.54    $      0.47
  Cumulative effect of a change in
    accounting principle                                    -              -           0.03              -
                                                  -----------    -----------    -----------    -----------
Net Income                                        $      0.27    $      0.24    $      0.57    $      0.47
                                                  ===========    ===========    ===========    ===========


Asset Acquisition from Vista Diagnostic Center

During the six months ended February 28, 2003, the Company acquired assets valued at approximately $471,000 from Vista Diagnostic Center ("VDC"), an unrelated company which provided laboratory and x-ray services at Vista Healthcare, Inc, the outpatient surgical facility and Vista Hospital, both located at Pasadena, Texas. Vista Hospital did not acquire any interest in VDC, nor did VDC ever have an interest in Vista Hospital. The assets included primarily medical and diagnostic equipment as well as furniture and fixtures. The consideration paid for this purchase was equal to the fair value of the assets at the purchase date, and as such no goodwill was recorded by the Company related to this transaction. In connection with the asset acquisition, the Company also assumed certain operating leases related to medical equipment and is committed to long-term lease obligations of $719,703 for the next 17 months and $229,500 for an additional

31 months. The Company has begun using the newly acquired assets to provide laboratory and x-ray services at the Vista Hospital facility and has discontinued the services of VDC.

Determination of Net Patient Service Revenue and Contractual Adjustments

Net patient service revenue is reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered. Allowances for contractual discounts on services or adjustments for non-covered costs and expenses are estimated and recognized in the period in which the related services are provided. Allowances for doubtful accounts are determined by management based upon historical experience and an assessment of the circumstances applicable to individual accounts.

Bad Debt Expense and Allowance for Doubtful Accounts

As with any healthcare provider, some accounts receivable will ultimately prove uncollectible, primarily due to the inability of patients to satisfy their financial obligations. Since substantially all admissions are pre-certified or pre-authorized from third party payors, bad debt reserve is nominal.

Segment and Related Information

The Company has three reportable segments: surgical hospital, outpatient surgical center, and corporate and management services. The surgical hospital segment is comprised of two hospitals that provide a wide range of medical services including major surgical cases, which require hospitalization. The outpatient surgical center segment provides outpatient surgical facilities, contracted x-ray diagnostic services and full service laboratory testing. The corporate and management services segment holds all of the fixed assets of the surgical hospital and the outpatient surgical center segments, provides office space and fee-based management services to physicians, and encompasses all other operations of the Company.

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

During the six months ended February 28,2003, Vista Healthcare, Inc. ceased all operations including the surrender of its lease at the Pasadena, Texas location. Vista Hospital entered into a lease that included the space that Vista Healthcare, Inc previously occupied and leased, and Vista Hospital purchased inventory valued at cost of $137,000 from Vista Healthcare, Inc. Vista Hospital received state approval to incorporate this newly leased space under its hospital license. The transaction did not have any impact on the consolidated balance sheet or income statement. The summarized financial information provided below for the three and six months ended February 28, 2003 and 2002, respectively has been shown on a proforma basis to reflect the changes related to the transaction.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended February 28, 2003 and 2002, respectively:

                                                    Outpatient      Corporate and
                                     Surgical        Surgical         Management
                                     Hospital         Center           Services         Total
                                   -----------     ------------    ---------------    ---------
2003
Revenues-external                  $20,392,614      $  741,254       $    87,173     $21,221,041
Intersegment revenues                1,650,000         846,485         3,360,820       5,857,305

Segment assets                             25,656,635       6,554,006       41,311,035       73,521,676
Segment profit                              6,810,248          34,387       (1,578,545)       5,266,090

2002
Revenues-external                         $14,391,906     $   211,550      $   396,396      $14,999,852
Intersegment revenues                               -               -        3,946,136        3,946,136
Segment assets                             22,381,643       1,792,805       18,487,578       42,662,026
Segment profit                              3,778,917         365,172          (95,428)       4,048,661

Summarized financial information concerning the Company's reportable segments is shown in the following table for the six months ended February 28, 2003 and 2002, respectively:

                                                          Outpatient      Corporate and
                                           Surgical        Surgical        Management
                                           Hospital         Center          Services           Total
                                          -----------     -----------     -------------     -----------
2003
Revenues-external                         $37,373,818     $ 1,694,285      $   192,397      $39,260,500
Intersegment revenues                       1,940,000       1,035,287        6,644,352        9,619,639
Segment assets                             25,656,635       6,554,006       41,311,035       73,521,676
Segment profit                             12,380,905         124,788       (1,782,277)      10,723,416

2002
Revenues-external                         $26,588,170     $ 1,146,437      $ 1,063,625      $28,798,232
Intersegment revenues                               -               -        8,287,042        8,287,042
Segment assets                             22,381,643       1,792,805       18,487,578       42,662,026
Segment profit                              6,631,138         339,380          986,390        7,956,908

The following table provides a reconciliation of the reportable segments' revenues and profit to the consolidated totals for the three and six months ended February 28, 2003 and 2002, respectively.

                                             2003             2002            2003              2002
                                          -----------     -----------      -----------      -----------
Revenues:
--------
Total revenues for reportable segments    $21,221,041     $14,999,852      $39,260,500      $28,798,232
Less: Rent and other income                   (93,534)        (35,272)        (199,067)         (85,693)
                                          -----------     -----------      -----------      -----------
Consolidated net patient revenue          $21,127,507     $14,964,580      $39,061,433      $28,712,539
                                          ===========     ===========      ===========      ===========

Profit:
------
Total profit for reportable segments      $ 5,266,090     $ 4,048,661      $10,723,416      $ 7,956,908
Elimination of minority interests          (1,084,595)       (506,634)      (1,828,102)      (1,037,266)
                                          -----------     -----------      -----------      -----------
Consolidated net income                   $ 4,181,495     $ 3,542,027      $ 8,895,314      $ 6,919,642
                                          ===========     ===========      ===========      ===========

Assets:
------
Total assets for reportable segments      $73,521,676     $42,662,026      $73,521,676      $42,662,026
Less: Intersegment assets                  (7,311,012)     (2,327,084)      (7,311,012)      (2,327,084)

                                          -----------     -----------      -----------      -----------
Consolidated total assets                 $66,210,664     $40,334,942      $66,210,664      $40,334,942
                                          ===========     ===========      ===========      ===========

Contingencies

In January 2002, the Company and two of its officers were named as defendants in a shareholder class action lawsuit in the United States District Court for the Southern District of Texas alleging violations of federal securities laws and regulations. The putative class covers those persons who purchased the Company's shares between November 29, 1999 and January 16, 2002. The various complaints that have been consolidated claim that the Company violated Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934 (the "Exchange Act") by making materially false or misleading statements or omissions regarding revenues and receivables and regarding whether our operations complied with various federal regulations. The district court has consolidated these actions and appointed a lead plaintiff in the matter. The lead plaintiff filed a consolidated amended complaint on September 6, 2002. The Company and the officers moved to dismiss the complaint on February 25, 2003. Plaintiffs have not yet filed their response to that motion. Because no discovery can take place unless and until the case survives the motion to dismiss, this action remains at an early stage. The Company intends to defend these claims vigorously.

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

The Board of Directors has appointed a Special Litigation Committee to conduct an investigation and make a determination as to how the Company should proceed on the claims asserted in the state-court shareholder derivative case. On February 24, 2003, the Special Litigation Committee adopted a resolution directing the Company's counsel to seek dismissal of the state-court derivative action. The Company has filed a motion to dismiss, but it has not yet been set for hearing. The federal-court derivative lawsuit has been stayed pending resolution of the shareholder class action suit described earlier. The derivative matters, if they proceed, do not seek to recover any damages from the Company, but may expose the company to bearing some unknown legal or indemnity costs.

From time to time, the Company is involved in litigation incidental to its business. In the Company's opinion, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company's results of operations, cash flows, or financial condition.

On January 21, 2003, the Company announced a stock dividend of one Dynacq share of non-transferable Series A Preferred stock for every full block of 100 shares of Dynacq common stock payable to shareholders of record at the close of business on February 10, 2003. Holders of the non-transferable Series A Preferred stock dividend can decide to have Dynacq redeem the Series A Preferred stock at a price equal to the closing price per share of the Company's common stock on January 21, 2003, which was $14.50, commencing 90 days after the record date of February 10, 2003 and expiring 120 days after the record date of February 10,

2003. Or, if the holder chooses instead to hold the Series A Preferred stock dividend longer, it will automatically convert on a 1-to-1 basis to common stock 120 days after the record date of February 10, 2003. The Company's executive officers and directors have all agreed to convert into common stock any preferred shares they receive from this dividend, and will not exercise the cash option. Due to the uncertainty related to calculating the number of shareholders who will elect the cash option, and the related shares, the Company has recorded the transaction as a stock dividend for the quarter ended February 28, 2003. If owners of all the outstanding shares, excluding Company's executive officers and directors elect the cash option, the company estimates a cash dividend payable of approximately $786,000 to be paid between May 10, 2003 and June 10, 2003, after which the preferred shares will be converted to the Company's common stock.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this Form 10-Q concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, the Company, through its management, from time to time makes forward-looking public statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting our best judgment based upon current information, involve a number of risks and uncertainties and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that other factors will not affect the accuracy of such forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, changes in the regulation of the healthcare industry at either or both of the federal and state levels, changes or delays in reimbursement for our services by third-party payors, competitive pressures in the healthcare industry and our response thereto, our ability to obtain and retain favorable arrangements with third-party payors, general conditions in the economy and capital markets, and other factors which may be identified from time to time in our Securities and Exchange Commission filings and other public announcements.

Overview

Historically, the Company has derived revenue from various business operations, including, emergency and inpatient surgical operations, clinic and outpatient surgical operations, and corporate and management services. Revenues derived from the Company's surgical hospital and outpatient surgical facilities consist primarily of facility and service fees. These fees do not include charges from the patient's physicians, which are billed directly by the physician. Corporate and management services involve the leasing of equipment and facilities, providing fee-based management services for physicians and all other operations of the hospital. The Company aligns its operations among three reportable segments: surgical hospital, outpatient surgical centers, and corporate and management services.

The Company's business strategy is to focus on the operation and development of surgical specialty hospitals, which provide a variety of surgical services. The Company's current operations include:

     .  the ownership of 90 percent of Vista Hospital, a surgical hospital;

     . the ownership of 100 percent of Vista West, an outpatient surgical facility; and

     . the ownership of 83 percent of a newly developed surgical hospital in Baton Rouge, Louisiana, opened in January 2003.

During the six months ended February 28, 2003, the Company received state approval to consolidate the outpatient surgical facilities into the Vista Hospital operating license, thereby increasing the number of rooms that can be utilized by the Vista Hospital. As such, the Company expects that revenues from its outpatient surgical services will decrease during the fiscal year ending August 31, 2003, as compared with prior periods, as operating rooms previously utilized for such procedures are now available to be utilized for inpatient surgical procedures. In addition the Company opened its new surgical hospital in Baton Rouge, Louisiana, on January 27, 2003. Accordingly, it is expected that the surgical hospital business will generate a majority of the Company's revenue during Fiscal 2003. The Company believes that this segment of operations presents the best opportunity for growth.

For the three and six months ended February 28, 2003, approximately 96 percent and 95 percent of the Company's revenue resulted from its surgical hospital activities, 3 percent and 4 percent from its outpatient surgical center, and 1 percent and 1 percent from other activities, which include corporate and management services, respectively. For the three and six months ended February 28, 2002, 96 percent and 92 percent of the Company's revenue resulted from its surgical hospital activities, 1 percent and 4 percent from its outpatient surgical center activities, and 3 percent and 4 percent from other activities, which include corporate and management services, respectively.

The Company's new hospital in Baton Rouge, Louisiana was operational for about five weeks of the quarter ended February 28, 2003 with operating revenues of $584,000 versus $2,219,000 in start-up and operating expenses for the quarter. The increase in operating expenses were primarily due to employee costs and consultancy services incurred to facilitate the opening and subsequent operations of the new hospital. This is also reflected in the increase in the Company's wages and benefits and other operating expenses, which increased by 75 percent and 54 percent, respectively, in the quarter ended February 28, 2003 compared to that of February 28, 2002. As anticipated revenue flow begins to exceed the expenses, the Company expects this hospital to positively impact future earnings.

Critical Accounting Policies

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies see Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2002.

Results of Operations

Comparison of the Three Months Ended February 28, 2003 and 2002

Net revenue for the three months ended February 28, 2003 increased $6,163,000 or 41 percent from that of the corresponding previous three months ended February 28, 2002. Net revenues from the Company's surgical hospital activities increased to $20,393,000 during the three months ended February 28, 2003 from $14,392,000 during the three months ended February 28, 2002, the result of an increase in surgical cases from Fiscal 2002. During the three months ended February 28, 2003 there was an increase of 18 percent in inpatient procedures and an increase of 4 percent in patient days compared to that of the three months ended February 28, 2002. Net revenues in the Company's outpatient surgical center increased to $741,000 during the three months ended February 28, 2003 from $212,000 during the three months ended February 28, 2002, primarily due to the increase in outpatient surgical cases. Corporate and management services revenue decreased to $87,000 during the three months ended February 28, 2003 from $396,000 during the three months ended February 28, 2002 primarily due to a decrease in activities related to the ambulatory infusion therapy services and the decrease in physician management practices. The overall increase in the net revenue for the three months ended February 28, 2003 is the result of the

Company's primary focus on expanding its surgical hospital operations. Management's current strategy is to continue to focus on this operating segment during Fiscal 2003.

For the three months ended February 28, 2003, total costs and expenses increased by $3,990,000 or 44 percent from the three months ended February 28, 2002. The increase is primarily due to significant increases in the surgical hospital activities combined with the opening of the new hospital in Baton Rouge, Louisiana.

The significant increases in the component expense categories of the operating expenses for the three months ended February 28, 2003 are as follows:

     . Compensation and benefits expense increased by $1,406,000 or 75 percent from the three months ended February 28, 2002. The increase is primarily due to the significant increase in surgical activities and the opening of the new hospital in Baton Rouge, Louisiana which required increased hospital staffing and supporting employees both at Baton Rouge and at the corporate level.

     . Medical services and supplies increased by $254,000 or 8 percent from the three months ended February 28, 2002, primarily due to the increase in surgical activities compared to the three months ended February 28, 2002.

     . Other operating expenses increased by $2,092,000 or 54 percent from the three months ended February 28, 2002. The increase is primarily due to the significant increase in activities at the Company's hospitals, including the new hospital in Baton Rouge, Louisiana, as well as an increase in general corporate activity compared to such activities in the three months ended February 28, 2002.

Comparison of the Six Months Ended February 28, 2003 and 2002

Net revenue for the six months ended February 28, 2003 increased $10,349,000 or 36 percent from that for the corresponding previous six months ended February 28, 2002. Net revenues from the Company's surgical hospital activities increased to $37,374,000 during the six months ended February 28, 2003 from $26,588,000 during the six months ended February 28, 2002, the result of an increase in surgical cases from Fiscal 2002. During the six months ended February 28, 2003 there was an increase of 40 percent in inpatient procedures and an increase of 13 percent in patient days compared to that of the six months ended February 28, 2002. Net revenues in the Company's outpatient surgical centers increased to $1,694,000 during the six months ended February 28, 2003 from $1,146,000 during the six months ended February 28, 2002, primarily due to the increase in outpatient surgical cases. Corporate and management services revenue decreased to $192,000 during the six months ended February 28, 2003 from $1,064,000 during the six months ended February 28, 2002 primarily due to a decrease in activities related to the ambulatory infusion therapy services and the decrease in physician management practices.

For the six months ended February 28, 2003, total costs and expenses increased by $6,317,000 or 37 percent from the six months ended February 28, 2002. The increase is primarily due to significant increases in the surgical hospital activities and combined with the opening of the new hospital in Baton Rouge, Louisiana. The significant increases in the component expense categories of the operating expenses are as follows:

     . Compensation and benefits expense increased by $2,119,000 or 55 percent from the six months ended February 28, 2002. The increase is primarily due to the significant increase in surgical activities which required increased hospital staffing and supporting employees at the corporate level.

     . Medical services and supplies increased by $1,108,000 or 21 percent from the six months ended February 28, 2002, primarily due to the increase in surgical activities.

     . Other operating expenses increased by $2,750,000 or 37 percent from the six months ended February 28, 2002. The increase is primarily due to the significant increase in activities at the Company's facilities including Baton Rouge, Louisiana, as well as an increase in general corporate activity.

Liquidity and Capital Resources

The Company maintained sufficient liquidity in Fiscal 2003 to meet its business needs. As of February 28, 2003, its principal source of liquidity included $4,932,000 in cash and cash equivalents, of which $4,832,000 is invested in money market accounts. These instruments are short-term, highly liquid instruments and, accordingly, their fair value approximates cost.

Cash flow from operating activities provided $11,867,000 and $6,333,000 in the six months ended February 28, 2003 and 2002, respectively. The primary contributor to the change in cash flow provided by operating activities is the increase in accrued liabilities of $5,004,000 and $551,000, partially offset by an increase in accounts receivable of $2,134,000 and $266,000, and an increase in income taxes receivable of $1,184,000 and a decrease in income tax payable of $2,258,000 for the six months ended February 28, 2003 and 2002, respectively. The net income of $8,895,000 and $6,920,000 included non-cash charges for depreciation and amortization of $838,000 and $594,000 and minority interest of $1,828,000 and $1,037,000 for the six months ended February 28, 2003 and 2002, respectively. The net income for the six months ended February 28, 2003 also included a non-cash benefit of approximately $528,000, net of taxes related to the write-off of the unamortized negative goodwill, which was recognized as a cumulative effect of a change in accounting principle in the six months ended February 28, 2003.

Cash of $15,105,000 and $2,493,000 was used in investing activities in the six months ended February 28, 2003 and 2002, respectively. For the six months ended February 28, 2003, the Company expended approximately $3,361,000 for the construction of its newly developed surgical hospital in Baton Rouge, Louisiana and $484,000 towards improvements at its hospital facility in Pasadena, Texas. The Company expended $491,000 and $428,000 for leasehold improvements at the new hospital in Baton Rouge and at its facilities in Texas, respectively. The Company also used cash of approximately $5,476,000 and $993,000 for medical equipment and furniture and fixtures at the Vista Hospital facility in Baton Rouge and Pasadena, respectively. In addition, the Company expended cash of $1,700,000 and $2,100,000 to purchase land in North Houston and in Slidell, Louisiana, respectively.

Cash of $586,000 was provided and cash of $2,550,000 was used in financing activities in the six months ended February 28, 2003 and 2002, respectively. During the six months ended February 28, 2003, the Company received cash of $279,000 from the exercise of stock options. The Company used $39,000 in the six months ended February 28, 2003 to repay the outstanding principal balances related to long-term debt. As of February 28, 2003, the Company has no outstanding balance related to its long-term debt. Other increases in cash flow from financing activities in the six months ended February 28, 2003 included contributions from minority interest of $946,000, offset by distributions to minority interest of $600,000.

The Company had working capital of $26,850,000 as of February 28, 2003, and maintained a liquid position evidenced by a current ratio of approximately 4.5 to 1. The Company expects to continue to have positive cash flow from operations for Fiscal 2003.

The Company is actively targeting opportunities to expand in the surgical hospital market through the acquisition of existing facilities or the construction of new facilities. During the six months ended February 28, 2003, the Company has invested approximately $1,700,000 and $2,100,000 to purchase land in North Houston and in Slidell, Louisiana, respectively, and has signed other option agreement to purchase additional land in Texas. The Company used its available cash funds to finance these transactions. The Company's management believes that available cash funds and funds generated from operations will be sufficient for the Company to finance working capital requirements for the current fiscal year. The Company has a reducing revolving line of credit with a financial institution. The line is reduced monthly by an amount equal to

1/180th of the original loan amount. The amount available under the line of credit at February 28, 2003 is $6,660,000. The interest rate on the line of credit is a variable rate of 2.3% plus the "Dealer Commercial Paper" rate. The line of credit is secured by the land and buildings in Pasadena, Texas and the contents therein. There were no borrowings outstanding under the credit facility as of February 28, 2003. The Company believes it has the ability to borrow additional funds if necessary to meet its capital needs. However, there can be no assurance that the Company will have sufficient funds available to meet all of its capital needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates as well as credit risk concentrations. All of the Company's contracts are denominated in US$ and, therefore, the Company has no foreign currency risk.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to the Company's reducing revolving credit facility. There were no borrowings outstanding under the credit facility as of February 28, 2003. Borrowings under the credit facility bear interest at variable rates based on the "dealer commercial paper" rate plus 2.3%. As no borrowings have been made against the credit facility, an interest rate change would not have any current impact on the Company's results of operations.

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

ITEM 2. - CHANGES IN SECURITIES
None

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its annual meeting of shareholders on February 12, 2003, in which it:

     (a)  Re-elected its current directors; Chiu M. Chan, Philip S. Chan, Earl
          R. Votaw, Stephen L. Huber, and Ping S. Chu. The foregoing slate of directors received following votes:

                                             For         Against     Withheld
                                          ----------     -------     --------
               Chiu M. Chan               12,898,197         -        52,170
               Philip S. Chan             12,898,147         -        52,220
               Earl R. Votaw              12,927,108         -        23,259
               Stephen L. Huber           12,917,608         -        32,759
               Ping S. Chu                12,928,308         -        22,059

     (b) Ratified the appointment of its auditors Ernst & Young, LLP by the following vote: 12,931,132 votes for, 18,400 votes against, and 835 abstentions or broker non-votes.

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


                           DYNACQ INTERNATIONAL, INC.




DATE: April 14, 2003                                     BY: /S/ PHILIP S. CHAN
                                                         ----------------------
                                                         Philip S. Chan
                                                         VP-Finance/Treasurer &
                                                         Chief Financial Officer

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

Date: April 14, 2003


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

Date: April 14, 2003

/S/ PHILIP S. CHAN
---------------------------------------
Philip S. Chan, Chief Financial Officer