Form 10-Q
period 2003-05-31
DYNACQ INTERNATIONAL INC
filed 2003-07-14
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒  No  ☐

Indicate by checkmark whether registrant is an accelerated filer  Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable dates.

Title of Each Class	Outstanding at June 30, 2003
Common Stock, $0.001 par value	14,786,079 shares

Transitional Small Business Disclosure Format (check one)  Yes  ☐  No  ☒

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	MAY 31, 2003	AUGUST 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,141,594	$7,583,756
Accounts receivables, net of allowances for contractual adjustments and uncollectible accounts of approximately $86,883,000 and $58,010,000 at May 31, 2003 and August 31, 2002, respectively	32,020,645	24,340,971
Supplies	1,658,765	893,727
Prepaid expenses	331,188	262,958
Deferred tax asset	149,295	149,295
Income taxes receivable	1,652,372	373,575

Total current assets	39,953,859	33,604,282
Property and equipment, net	31,565,516	16,715,425
Goodwill	483,944	483,944
Other assets	465,916	274,970

Total assets	$72,469,235	$51,078,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,235,472	$2,327,410
Accrued liabilities	5,178,157	744,530
Current maturities of long-term debt	—	39,075

Total current liabilities	8,413,629	3,111,015
Negative goodwill, net	—	851,859
Deferred income taxes	483,219	483,219

Total noncurrent liabilities	483,219	1,335,078
Commitments and contingencies
Minority interests	3,958,219	2,064,155
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock dividend distributable	1,189	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 16,577,746 and 16,515,166 shares issued at May 31, 2003 and August 31, 2002, respectively	16,578	16,515
Additional paid in capital	12,047,478	9,778,701
Retained earnings	50,900,247	37,884,622
Treasury stock, 1,711,623 shares at cost	(2,271,152)	(1,959,412)
Deferred compensation	(1,080,172)	(1,152,053)

Total stockholders’ equity	59,614,168	44,568,373

Total liabilities and stockholders’ equity	$72,469,235	$51,078,621

See accompanying notes

2

DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED MAY 31,		NINE MONTHS ENDED MAY 31,
	2003	2002	2003	2002
Net patient service revenue	$25,606,146	$19,584,545	$64,667,579	$48,297,084
Costs and expenses:
Compensation and benefits	4,679,298	2,299,201	10,622,069	6,122,792
Medical services and supplies	4,021,744	5,434,386	11,006,021	11,504,442
Other operating expenses	5,028,335	4,324,636	14,613,319	10,966,176
Provision for uncollectible accounts	156,217	175,551	382,441	305,574
Depreciation & amortization	720,857	355,827	1,558,507	949,684

Total costs and expenses	14,606,451	12,589,601	38,182,357	29,848,668

Income from operations	10,999,695	6,994,944	26,485,222	18,448,416
Other income (expense):
Rent and other income (expense)	235,251	(26,248)	434,318	59,445
Interest income	8,230	63,454	66,841	156,046
Interest expense	—	(9,853)	(940)	(26,806)

Total other income	243,481	27,353	500,219	188,685

Income before income taxes, minority interests, and cumulative effect of a change in accounting principle	11,243,176	7,022,297	26,985,441	18,637,101
Provision for income taxes	4,163,956	2,230,442	9,710,958	5,888,338
Minority interests in earnings	801,962	664,690	2,630,064	1,701,956

Income before cumulative effect of a change in accounting principle	6,277,258	4,127,165	14,644,419	11,046,807

Cumulative effect of a change in accounting principle, net of tax	—	—	528,153	—

Net income	$6,277,258	$4,127,165	$15,172,572	$11,046,807

Basic earnings per common share:
Income before cumulative effect of a change in accounting principle	$0.42	$0.28	$0.98	$0.75
Cumulative effect of a change in accounting principle, net of tax	—	—	0.04	—

Net income	$0.42	$0.28	$1.02	$0.75

Diluted earnings per common share:
Income before cumulative effect of a change in accounting principle	$0.40	$0.27	$0.94	$0.73
Cumulative effect of a change in accounting principle, net of tax	—	—	0.03	—

Net income	$0.40	$0.27	$0.97	$0.73

Weighted average common shares—Basic	14,875,100	14,797,989	14,860,739	14,797,989
Weighted average common shares—Diluted	15,573,752	15,057,681	15,555,003	15,057,681

See accompanying notes

DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED MAY 31,
	2003	2002
Net Income	$15,172,572	$11,046,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,558,507	949,684
Cumulative effect of a change in accounting principle-write-off negative goodwill, net of tax	(528,153)	—
Gain on sale of residential property	(145,623)	—
Provision for uncollectible accounts	382,441	—
Minority interests	2,630,064	1,701,956
Deferred compensation amortization	312,721	78,060
Changes in operating assets and liabilities:
Accounts receivable, net	(8,062,115)	(2,320,684)
Supplies	(765,038)	39,481
Prepaid expenses	(68,230)	(105,305)
Income tax receivable	(1,602,503)	—
Other assets	(190,946)	(109,615)
Accounts payable	908,062	311,175
Accrued liabilities	4,433,627	347,178
Income taxes payable	—	(3,246,620)

Net cash provided by operating activities	14,035,386	8,692,117

Cash flows from investing activities:
Purchase of property and equipment, net	(16,574,715)	(5,332,971)
Proceeds from sale of residential property	311,740	—
Due from related parties	—	1,585,000

Net cash used in investing activities	(16,262,975)	(3,747,971)

Cash flows from financing activities:
Principal payments on long-term debt	(39,075)	(680,346)
Proceeds from exercise of stock options	306,169	1,360,524
Acquisition of treasury stock, net	(311,740)	(768,905)
Payment of cash dividends	(433,927)	—
Decrease in goodwill	—	(50,000)
Purchase of minority interests	(252,000)	(590,000)
Contributions from minority stockholders	946,000	—
Distributions to minority stockholders	(1,430,000)	(2,585,000)

Net cash used in financing activities	(1,214,573)	(3,313,727)

Net (decrease) increase in cash and cash equivalents	(3,442,162)	1,630,419
Cash and cash equivalents at beginning of period	7,583,756	5,031,614

Cash and cash equivalents at end of period	$4,141,594	$6,662,033

See accompanying notes

DYNACQ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003

(Unaudited)

Notes to Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Dynacq International, Inc., a Nevada Corporation (referred to as the “Company”), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements at August 31, 2002. Operating results for the three and nine months ended May 31, 2003 are not necessarily indicative of the results that may be expected for the year ending August 31, 2003.

General

The Company provides surgical healthcare services and related ancillary services through surgical hospital facilities and surgery centers. While historically the Company has offered a range of healthcare services, including ambulatory infusion and physician practice management, the focus over the last five years has been on surgical services. During the last fiscal year and continuing into this Fiscal 2003, management has focused on the growth of inpatient surgical services and identification of additional surgical hospital sites, as it believes such operations to be a more profitable and efficient use of resources. As of May 31, 2003, the Company operated two locations in the Houston metropolitan area, Vista Medical Center Hospital, a medical center with inpatient facilities located in Pasadena, southeast of Houston, Texas, and Vista Surgical Center West, an outpatient surgery center located in Houston, Texas. In January 2003, the Company opened its new surgical specialty hospital, Vista Surgical Hospital of Baton Rouge in Baton Rouge, Louisiana.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets, which are effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS 142, effective September 1, 2002. In conjunction with the adoption of this statement, the Company has written-off the unamortized balance in negative goodwill during the nine months ended May 31, 2003 and recognized it as a cumulative effect of a change in accounting principle (See note below). The Company also has discontinued the amortization of goodwill. The Company tested goodwill for impairment during third quarter ended May 31, 2003, using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment while the second step measures the amount of impairment, if any. Based on the tests performed, there was no impairment to the goodwill recorded in the books at May 31, 2003.

On December 31, 2002, FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 requires accounting policy disclosures to provide the method of stock option accounting for each year presented in the financial statements and for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. Also, SFAS 148 provides two additional transition methods that eliminate the ramp-up effect resulting from applying the expense recognition provisions of SFAS 123. The transition provisions and annual statement disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim statement disclosure requirements are effective for the first interim statement beginning after December 15, 2002. The transition and disclosures requirements of SFAS 148 were adopted by the Company in the third quarter ended May 31, 2003.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate, or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is in the process of evaluating the effect of FIN 46 on its results of operations and financial position.

Goodwill and Negative Goodwill

Prior to implementation of SFAS 142, net assets acquired in excess of costs incurred (negative goodwill) from the Vista Healthcare, Inc. acquisition and subsequent related purchases of minority interests were amortized over a period of 14 years. Costs incurred in excess of net assets acquired (goodwill) from the Surgi+Group and Vista Surgical Center West acquisitions were amortized on the straight-line basis over a period of 15 years. Upon adoption of SFAS 142 during the first quarter of 2003, the Company has written-off the unamortized balance in negative goodwill of $851,859, less income tax, as a cumulative effect of a change in accounting principle.

The changes in the carrying amount of goodwill, which only affected the Company’s Outpatient Surgical Center segment as of May 31, 2003, are as follows:

	Goodwill	Negative Goodwill
Balance at August 31, 2002	$483,944	$851,859
Write-off of negative goodwill	—	851,859

	$483,944	$—

Net income and earnings per share for the three and nine months ended May 31, 2003 and 2002 adjusted for goodwill amortization are as follows:

	Three Months Ended May 31		Nine Months Ended May 31
	2003	2002	2003	2002
Reported net income before cumulative effect of a change in accounting principle related to cessation of goodwill amortization	$6,277,258	$4,127,165	$14,644,419	$11,046,807
Add back: Goodwill amortization	—	8,833	—	26,499
Less: Tax effect of goodwill amortization	—	(3,357)	—	(10,071)

Adjusted net income	$6,277,258	$4,132,641	$14,644,419	$11,063,235

Basic earnings per share:
Reported net income before cumulative effect of a change in accounting principle related to cessation of goodwill amortization	$0.42	$0.28	$0.98	$0.75
Add back: Goodwill amortization	—	—	—	—
Less: Tax effect of goodwill amortization	—	—	—	—

Adjusted net income	$0.42	$0.28	$0.98	$0.75

Diluted earnings per share:
Reported net income before cumulative effect of a change in accounting principle related to cessation of goodwill amortization	$0.40	$0.27	$0.94	$0.73
Add back: Goodwill amortization	—	—	—	—
Less: Tax effect of goodwill amortization	—	—	—	—

Adjusted net income	$0.40	$0.27	$0.94	$0.73

Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	May 31		May 31
	2003	2002	2003	2002
Income before cumulative effect of a change in accounting principle	$6,277,258	$4,127,165	$14,644,419	$11,046,807
Cumulative effect of a change in accounting principle	—	—	528,153	—

Net income	$6,277,258	$4,127,165	$15,172,572	$11,046,807

Weighted-average common shares—diluted:
Weighted-average common shares—basic	14,875,100	14,797,989	14,860,739	14,797,989
Add: Effect of dilutive securities:
Employee stock options and stock grants	698,652	259,692	694,264	259,692

Weighted-average common shares—diluted	15,573,752	15,057,681	15,555,003	15,057,681

Basic earnings per common share
Income before cumulative effect of a change in accounting principle	$0.42	$0.28	$0.98	$0.75
Cumulative effect of a change in accounting principle	—	—	0.04	—

Net income	$0.42	$0.28	$1.02	$0.75

Diluted earnings per common share
Income before cumulative effect of a change in accounting principle	$0.40	$0.27	$0.94	$0.73
Cumulative effect of a change in accounting principle	—	—	0.03	—

Net income	$0.40	$0.27	$0.97	$0.73

Asset Acquisition from Vista Diagnostic Center

During the nine months ended May 31, 2003, the Company acquired assets valued at approximately $471,000 from Vista Diagnostic Center (“VDC”), an unrelated company which provided laboratory and radiology services at Vista Healthcare, Inc, the outpatient surgical facility and Vista Medical Center Hospital, both located at Pasadena, Texas. Vista Medical Center Hospital did not acquire any interest in VDC, nor did VDC ever have an interest in Vista Medical Center Hospital. The assets included primarily medical and diagnostic equipment as well as furniture and fixtures. The consideration paid for this purchase was equal to the estimated fair value of the assets at the purchase date, and as such no goodwill was recorded by the Company related to this transaction. In connection with the asset acquisition, the Company also assumed certain operating leases related to medical equipment and is committed to long-term lease obligations of $592,697 for the next 14 months and $229,500 for an additional 31 months. The Company has begun using the newly acquired assets to provide laboratory and radiology services at Vista Medical Center Hospital and has discontinued using the services of VDC.

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

The Company accounts for intersegment sales and expenses as if the sales or transfers were to third parties, that is, at current market prices. All intersegment eliminations have been made in the table below. The Company’s reportable segments are business units that offer different services. They are managed separately because each business requires different technology and marketing strategies.

During the quarter ended May 31, 2003, the Company’s corporate and management services segment reallocated certain salaries and increased the percentage of management fees and the rental and lease charges billed to the surgical hospital segment. This increase was reflected in the respective segments for the nine months ended May 31, 2003, which contributed to an increase of approximately $3,972,000 in intersegment revenue in the corporate and management services segment during the quarter ended May 31, 2003.

During the nine months ended May 31, 2003, Vista Healthcare, Inc. ceased all operations in the facilities including the surrender of its lease at the Pasadena, Texas location. Vista Medical Center Hospital entered into a lease that included the space that Vista Healthcare, Inc. previously occupied and leased, and Vista Medical Center Hospital purchased inventory valued at cost of $137,000 from Vista Healthcare, Inc. Vista Medical Center Hospital received state approval to incorporate this newly leased space under its hospital license. The transaction did not have any impact on the consolidated balance sheet or income statement. The summarized financial information provided below for the three and nine months ended May 31, 2003 and 2002, respectively has been shown on a proforma basis to reflect the changes related to the transaction.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended May 31, 2003 and 2002, respectively:

		Outpatient	Corporate and
	Surgical Hospital	Surgical Center	Management Services	Total
2003
Revenues-external	$24,683,967	$928,338	$229,092	$25,841,397
Intersegment revenues	(1,940,000)	215,140	10,924,429	9,199,569
Segment assets	30,673,393	6,539,320	45,151,381	82,364,094
Segment profit	3,003,343	288,651	3,787,226	7,079,220
2002
Revenues-external	$18,632,719	$569,806	$355,772	$19,558,297
Intersegment revenues	—	—	4,527,622	4,527,622
Segment assets	20,847,513	7,643,053	20,637,068	49,127,634
Segment profit	4,368,534	(21,513)	444,834	4,791,855

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the nine months ended May 31, 2003 and 2002, respectively:

		Outpatient	Corporate and
	Surgical Hospital	Surgical Center	Management Services	Total
2003
Revenues-external	$62,057,785	$2,622,623	$421,489	$65,101,897
Intersegment revenues	—	1,250,427	17,568,781	18,819,208
Segment assets	30,673,393	6,539,320	45,151,381	82,364,094
Segment profit	15,384,248	413,439	2,004,949	17,802,636

2002
Revenues-external	$45,339,479	$1,704,892	$1,312,158	$48,356,529
Intersegment revenues	—	—	12,814,663	12,814,663
Segment assets	20,847,513	7,643,053	20,637,068	49,127,634
Segment profit	11,121,729	264,764	1,362,270	12,748,763

The following table provides a reconciliation of the reportable segments’ revenues and profit to the consolidated totals for the three and nine months ended May 31, 2003 and 2002, respectively.

	Three months ended May 31,		Nine months ended May 31,
	2003	2002	2003	2002
Revenues:
Total revenues for reportable segments	$25,841,397	$19,558,297	$65,101,897	$48,356,529
Less: Rent and other (income) expense	(235,251)	26,248	(434,318)	(59,445)

Consolidated net patient revenue	$25,606,146	$19,584,545	$64,667,579	$48,297,084

Profit:
Total profit for reportable segments	$7,079,220	$4,791,855	$17,802,636	$12,748,763
Elimination of minority interests	(801,962)	(664,690)	(2,630,064)	(1,701,956)

Consolidated net income	$6,277,258	$4,127,165	$15,172,572	$11,046,807

Assets:
Total assets for reportable segments	$82,364,094	$49,127,634	$82,364,094	$49,127,634
Less: Intersegment assets	(9,894,859)	(5,271,682)	(9,894,859)	(5,271,682)

Consolidated total assets	$72,469,235	$43,855,952	$72,469,235	$43,855,952

Contingencies

In January 2002, the Company and two of its officers were named as defendants in a shareholder class action lawsuit in the United States District Court for the Southern District of Texas alleging violations of federal securities laws and regulations. The putative class covers those persons who purchased the Company’s shares between November 29, 1999 and January 16, 2002. The various complaints that have been consolidated claim that the Company violated Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934 (the “Exchange Act”) by

making materially false or misleading statements or omissions regarding revenues and receivables and regarding whether our operations complied with various federal regulations. The district court has consolidated these actions and appointed a lead plaintiff in the matter. The lead plaintiff filed a consolidated amended complaint on September 6, 2002. The Company and the officers moved to dismiss the complaint on February 25, 2003. Plaintiffs have responded to the Motion, and it is now submitted to the Court for decision. Because no discovery can take place unless and until the case survives the motion to dismiss, this action remains at an early stage. The Company intends to defend these claims vigorously.

A separate shareholder derivative action was also brought in federal court, but was stayed pending resolution of the shareholder class action just described. The Plaintiff in the derivative case did not make a demand on the Company or its Board of Directors prior to filing suit. This derivative matter, if it does proceed, does not seek to recover any damages from the Company, but may expose the company to bearing some unknown legal or indemnity costs.

In March 2002, the Company accepted service of a shareholder derivative action brought in the 295th District Court of Harris County, Texas brought on behalf of the Company against its officers and directors, outside auditor, and investment bank, and two analysts affiliated with that investment bank. The suit alleges breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence and breach of contract. Plaintiff makes general allegations of the defendants’ alleged misconduct in “(i) causing or allowing the Company to conduct its business in an unsafe, imprudent and unlawful manner; (ii) failing to implement and maintain an adequate internal control system; and (iii) exposing the Company to enormous losses,” including allegations that various press releases and/or public statements issued between January 1999 and January 2002 were misleading. Plaintiffs further allege sales by the Company’s insiders while in possession of material non-public information. The plaintiffs made no demand on either the Company or its Board of Directors prior to filing suit. Another derivative suit making similar allegations was filed in 152nd District Court of Harris County, Texas; however, at the plaintiff’s request, the Court dismissed that action.

The Board of Directors appointed a Special Litigation Committee to conduct an investigation and make a determination as to how the Company should proceed on the claims asserted in the state-court shareholder derivative case. On February 24, 2003, the Special Litigation Committee adopted a resolution directing the Company’s counsel to seek dismissal of the state-court derivative action. The Company has filed a motion to dismiss, but it has not yet been set for hearing. This derivative matter, if it does proceed, does not seek to recover any damages from the Company, but may expose the company to bearing some unknown legal or indemnity costs.

From time to time, the Company is involved in litigation incidental to its business. In the Company’s opinion, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company’s results of operations, cash flows, or financial condition.

On January 21, 2003, the Company announced a stock dividend of one Dynacq share of non-transferable Series A Preferred stock for every full block of 100 shares of Dynacq common stock payable to shareholders of record at the close of business on February 10, 2003. Holders of the non-transferable Series A Preferred stock dividend could have decided to redeem the Series A Preferred stock at a price equal to the closing price per share of the Company’s common stock on January 21, 2003, which was $14.50, commencing 90 days after the record date of February 10, 2003 and expiring 120 days after the record date of February 10, 2003. Or, if the holder chose instead to hold the Series A Preferred stock dividend longer, it will automatically convert on a 1-to-1 basis to common stock 120 days after the record date of February 10, 2003. The Company’s executive officers and directors have all agreed to convert into common stock any preferred shares they receive from this dividend, and will not exercise the cash option. As of May 31, 2003, the Company has accrued $434,000 in cash dividends payable to owners who have elected the cash option.

During the quarter ended May 31, 2003, the Company converted its health benefit plan from an insured plan to a self-insured arrangement. In this regard, the Company has purchased reinsurance to limit its maximum liability for health claims. The Company expects that the amount of its anticipated payments for participant health claims, together with its premium for the excess insurance coverage, will be comparable to the premium the Company would otherwise have paid to an outside health insurance provider.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 and requires certain disclosures in both annual and interim financial statements. The Company will continue to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25. Accordingly, no compensation expense has been recognized for the options granted to employees under the plan. Deferred compensation for options to employees is determined as the difference between the deemed fair value of the Company’s common stock on the date options were granted and the exercise price. The Company has adopted the disclosure provisions of SFAS 148 for the quarter ended May 31, 2003. Had compensation expense for the Company’s stock options been recognized using the methodology prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended May 31		Nine Months Ended May 31
	2003	2002	2003	2002
Net income as reported	$6,277,258	$4,127,165	$15,172,572	$11,046,807
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	147,056	26,020	312,721	78,060
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(447,943)	(448,095)	(1,366,208)	(1,244,857)

Pro forma net income	$5,976,371	$3,705,090	$14,119,085	$9,880,010

Per share information:
Basic, As reported	$0.42	$0.28	$1.02	$0.75
Basic, Pro forma	$0.40	$0.25	$0.95	$0.67
Diluted, As reported	$0.40	$0.27	$0.97	$0.73
Diluted, Pro forma	$0.38	$0.25	$0.91	$0.66

ITEM 2.—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this Form 10-Q concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, the Company, through its management, from time to time makes forward-looking public statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting our best judgment based upon current information, involve a number of risks and uncertainties and are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that other factors will not affect the accuracy of such forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, changes in the regulation of the healthcare industry at either or both of the federal and state levels, changes or delays in reimbursement for our services by third-party payors, competitive pressures in the healthcare industry and our response thereto, our ability to obtain and retain favorable arrangements with third-party payors, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company’s United States Securities and Exchange Commission filings and other public announcements.

Overview

Historically, the Company has derived revenue from various business operations, including emergency and inpatient surgical operations, clinic and outpatient surgical operations, and corporate and management services. Revenues derived from the Company’s surgical hospital and outpatient surgical facilities consist primarily of facility and ancillary service fees. These fees do not include charges from the patient’s physicians, which are billed directly by the physician. Corporate and management services involve the leasing of equipment and facilities, providing fee-based management services for physicians and all other operations of the hospital. The Company aligns its operations among three reportable segments: surgical hospital, outpatient surgical centers, and corporate and management services.

The Company’s business strategy is to focus on the operation and development of surgical specialty hospitals, which provide a variety of surgical services. The Company’s current operations include:

•	the ownership of 90 percent of Vista Medical Center Hospital, a surgical hospital;

•	the ownership of 100 percent of Vista Surgical Center West, an outpatient surgical facility; and

•	the ownership of 97 percent of a newly developed surgical hospital, Vista Surgical Hospital of Baton Rouge, opened in January 2003.

During the nine months ended May 31, 2003, the Company received state approval to utilize the outpatient surgical facilities into the Vista Medical Center Hospital operating license, thereby increasing the number of operating rooms that can be utilized by the Vista Medical Center Hospital. In addition, the Company opened its new surgical hospital, Vista Surgical Hospital of Baton Rouge on January 27, 2003. Accordingly, it is expected that the surgical hospital business will generate a majority of the Company’s revenue during Fiscal 2003. The Company believes that this segment of operations presents the best opportunity for growth.

For the three and nine months ended May 31, 2003, approximately 95 percent of the Company’s revenue resulted from its surgical hospital activities, 4 percent from its outpatient surgical center, and 1 percent from other activities, which include corporate and management services, respectively. For the three and nine months ended May 31, 2002, 95 percent and 94 percent of the Company’s revenue resulted from its surgical hospital activities, 3 percent each from its outpatient surgical center activities, and 2 percent and 3 percent from other activities, which include corporate and management services, respectively.

The opening of the Company’s new hospital in Baton Rouge, Louisiana toward the end of the Company’s second quarter contributed to a disproportionate increase in the Company’s cost and expenses and compared to the revenue generated by such hospital during such period. The increase in the Company’s costs and expenses was primarily due to employee costs and consultancy services incurred to facilitate the opening and initial operations of the new hospital. Since the opening of the Baton Rouge hospital, Management has decreased the operational costs of such hospital by implementing various cost savings measures, including the realignment of hospital personnel. During the quarter ended May 31, 2003, the Company repurchased substantially all of the equity ownership interests of the participating local physicians and other unrelated third party investors in Vista Surgical Hospital of Baton Rouge, LLC, the entity that owns and operates the hospital, by returning an aggregate of approximately $252,000 of such investor’s aggregate original equity investments.

Critical Accounting Policies

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2002.

Results of Operations

Comparison of the Three Months Ended May 31, 2003 and 2002

Net patient service revenue for the three months ended May 31, 2003 increased $6,022,000 or 31 percent from that of the corresponding previous three months ended May 31, 2002. Revenues from the Company’s surgical hospital activities increased to $24,684,000 during the three months ended May 31, 2003 from $18,633,000 during the three months ended May 31, 2002, the result of an increase in surgical cases from Fiscal 2002. During the three months ended May 31, 2003 there was an increase of 32 percent in inpatient procedures and an increase of 6 percent in patient days compared to that of the three months ended May 31, 2002. Revenues in the Company’s outpatient surgical center increased to $928,000 during the three months ended May 31, 2003 from $570,000 during the three months ended May 31, 2002, primarily due to the increase in outpatient surgical cases. Corporate and management services revenue decreased to $229,000 during the three months ended May 31, 2003 from $356,000 during the three months ended May 31, 2002 primarily due to a decrease in activities related to the ambulatory infusion therapy services and the decrease in physician management practices. The overall increase in the net patient service revenues for the three months ended May 31, 2003 is the result of the Company’s primary focus on expanding its surgical hospital operations. Management’s current strategy is to continue to focus on this operating segment during Fiscal 2003.

For the three months ended May 31, 2003, total costs and expenses increased by $2,017,000 or 16 percent from the three months ended May 31, 2002. The increase is primarily due to significant increases in the surgical hospital activities combined with the opening of the new hospital, Vista Surgical Hospital of Baton Rouge.

The significant increases in the component expense categories of the costs and expenses for the three months ended May 31, 2003 are as follows:

•	Compensation and benefits expense increased by $2,380,000 or 104 percent from the three months ended May 31, 2002. The increase is primarily due to the significant increase in surgical activities and the opening of the new hospital, Vista Surgical Hospital of Baton Rouge. Compared to the three months ended May 31, 2002, this required an increase in hospital staffing and in the number of Company employees at Baton Rouge and at the corporate level.

•	Medical services and supplies decreased by $1,413,000 or 26 percent from the three months ended May 31, 2002, primarily due to the cessation of services rendered by a contracted outside agency, for radiology and laboratory services since November 2002. Vista Medical Center Hospital now performs these services in-house. In addition, the Company has streamlined its purchasing program, which has allowed it to substantially decrease its overall medical supplies expense. These reductions were partially offset by an increase in medical supplies costs due to increased activity at Vista Medical Center Hospital and new operations at Vista Surgical Hospital of Baton Rouge during the three months ended May 31, 2003.

•	Other operating expenses increased by $704,000 or 16 percent from the three months ended May 31, 2002. The increase is primarily due to the significant increase in activities at the Company’s facilities including Baton Rouge, Louisiana, as well as an increase in general corporate activity.

Comparison of the Nine Months Ended May 31, 2003 and 2002

Net patient service revenue for the nine months ended May 31, 2003 increased $16,370,000 or 34 percent from that for the corresponding previous nine months ended May 31, 2002. Revenues from the Company’s surgical hospital activities increased to $62,058,000 during the nine months ended May 31, 2003 from $45,339,000 during the nine months ended May 31, 2002, the result of an increase in surgical cases from Fiscal 2002. During the nine months ended May 31, 2003 there was an increase of 37 percent in inpatient procedures and an increase of 10 percent in patient days compared to that of the nine months ended May 31, 2002. Revenues in the Company’s outpatient surgical centers increased to $2,623,000 during the nine months ended May 31, 2003 from $1,705,000 during the nine months ended May 31, 2002, primarily due to the increase in outpatient surgical cases. Corporate and management services revenue decreased to $421,000 during the nine months ended May 31, 2003 from $1,312,000 during the nine months ended May 31, 2002 primarily due to a decrease in activities related to the ambulatory infusion therapy services and the decrease in physician management practices.

For the nine months ended May 31, 2003, total costs and expenses increased by $8,334,000 or 28 percent from the nine months ended May 31, 2002. The increase is primarily due to significant increases in the surgical hospital activities and combined with the opening of the new hospital, Vista Surgical Hospital of Baton Rouge.

The significant increases in the component expense categories of the costs and expenses are as follows:

•	Compensation and benefits expense increased by $4,499,000 or 73 percent from the nine months ended May 31, 2002. The increase is primarily due to the significant increase in surgical activities and the opening of the new hospital, Vista Surgical Hospital of Baton Rouge. Compared to the nine months ended May 31, 2002, this required an increase in hospital staffing and in the number of Company employees at Baton Rouge and at the corporate level.

•	Medical services and supplies decreased by $498,000 or 4 percent from the nine months ended May 31, 2002, primarily due to the cessation of services rendered by a contracted outside agency, for radiology and laboratory services since November 2002. Vista Medical Center Hospital now performs these services in-house. In addition, the Company has streamlined its purchasing program, which has allowed it to substantially decrease its overall medical supplies expense. These reductions were partially offset by an increase in medical supplies costs due to increased activity at Vista Medical Center Hospital and new operations at Vista Surgical Hospital of Baton Rouge during the nine months ended May 31, 2003.

•	Other operating expenses increased by $3,647,000 or 33 percent from the nine months ended May 31, 2002. The increase is primarily due to the significant increase in activities at the Company’s facilities including Baton Rouge, Louisiana, as well as an increase in general corporate activity.

Liquidity and Capital Resources

The Company maintained sufficient liquidity in Fiscal 2003 to meet its business needs. As of May 31, 2003, its principal source of liquidity included $4,142,000 in cash and cash equivalents, of which $2,948,000 is invested in money market accounts. These instruments are short-term, highly liquid instruments and, accordingly, their fair value approximates cost.

Cash flow from operating activities provided $14,035,000 and $8,692,000 for the nine months ended May 31, 2003 and 2002, respectively. The primary contributor to the change in cash flow provided by operating activities is the increase in accrued liabilities of $4,434,000 and $347,000, offset by an increase in accounts receivable of $8,062,000 and $2,321,000, and an increase in income taxes receivable of $1,603,000 and $0 and a decrease in income tax payable of $0 and $3,247,000 for the nine months ended May 31, 2003 and 2002, respectively. The net income of $15,173,000 and $11,047,000 included non-cash charges for depreciation and amortization of $1,559,000 and $950,000 and minority interest of $2,630,000 and $1,702,000 for the nine months ended May 31, 2003 and 2002, respectively. The net income for the nine months ended May 31, 2003 also included a non-cash benefit of approximately $528,000, net of taxes related to the write-off of the unamortized negative goodwill, which was recognized as a cumulative effect of a change in accounting principle in the nine months ended May 31, 2003.

Cash of $16,263,000 and $3,748,000 was used in investing activities in the nine months ended May 31, 2003 and 2002, respectively. For the nine months ended May 31, 2003, the Company expended approximately $3,567,000 for the construction of its newly developed surgical hospital, Vista Surgical Hospital of Baton Rouge and $484,000 towards improvements at Vista Medical Center Hospital in Pasadena, Texas. The Company expended $491,000 and $564,000 for leasehold improvements at the new hospital, Vista Surgical Hospital of Baton Rouge and at its facilities in Texas, respectively. The Company also used cash of approximately $5,626,000 and $1,293,000 for medical equipment and furniture and fixtures at the Vista Surgical Hospital of Baton Rouge, and Vista Medical Center Hospital, respectively. In addition, the Company expended cash of $1,700,000 and $2,100,000 to purchase land in North Houston and in Slidell, Louisiana, respectively. The additions were offset by the sale of the single-family residence owned by the Company, which provided $312,000 during the quarter ended May 31, 2003.

Cash of $1,215,000 and $3,314,000 was used in financing activities in the nine months ended May 31, 2003 and 2002, respectively. During the nine months ended May 31, 2003, the Company received cash of $306,000 from the exercise of stock options and used cash for buying back $312,000 in treasury stock. During the nine months ended May 31, 2003, the Company paid $434,000 in cash dividends related to the preferred dividend. The Company used $39,000 in the nine months ended May 31, 2003 to repay the outstanding principal balances related to long-term debt. As of May 31, 2003, the Company has no outstanding debt. Other increases in cash flow from financing activities in the nine months ended May 31, 2003 included contributions from minority interest of $946,000, offset by distributions to and purchases of minority interests of $1,682,000.

The Company had working capital of $31,540,000 as of May 31, 2003, and maintained a liquid position evidenced by a current ratio of approximately 4.7 to 1. The Company expects to continue to have positive cash flow from operations for Fiscal 2003.

The Company is actively targeting opportunities to expand in the surgical hospital market through the acquisition of existing facilities or the construction of new facilities. During the nine months ended May 31, 2003, the Company has invested approximately $1,700,000 and $2,100,000 to purchase land in North Houston and in Slidell, Louisiana, respectively, and has signed an option agreement to purchase additional land in Texas. The Company used its available cash funds to finance these transactions. The Company’s management believes that available cash funds and funds generated from operations will be sufficient for the Company to finance working capital requirements for the current fiscal year. The Company has a reducing revolving line of credit with a financial institution. The line is reduced monthly by an amount equal to  1/180th of the original loan amount. The amount available under the line of credit at May 31, 2003 is $6,537,000. The interest rate on the line of credit is a variable rate of 2.3% plus the “Dealer Commercial Paper” rate. The line of credit is secured by the land and buildings in Pasadena, Texas and the contents therein. There were no borrowings outstanding under the credit facility as of May 31, 2003. The Company believes it has the ability to borrow additional funds if necessary to meet its capital needs. However, there can be no assurance that the Company will have sufficient funds available to meet all of its capital needs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates as well as credit risk concentrations. All of the Company’s contracts are denominated in US$ and, therefore, the Company has no foreign currency risk.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to the Company’s reducing revolving credit facility. There were no borrowings outstanding under the credit facility as of May 31, 2003. Borrowings under the credit facility bear interest at variable rates based on the “dealer commercial paper” rate plus 2.3%. As no borrowings have been made against the credit facility, an interest rate change would not have any current impact on the Company’s results of operations.

The Company’s cash and cash equivalents are invested in money market accounts. Accordingly, the Company is subject to changes in market interest rates. However, the Company does not believe a change in these rates would have a material adverse effect on the Company’s operating results, financial condition, and cash flows. There is an inherent roll over risk on these funds as they accrue interest at current market rates. The extent of this risk is not quantifiable or predictable due to the variability of future interest rates.

Credit Risks

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables from various private insurers. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, but does not require collateral from these parties.

ITEM 4.	CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II. OTHER INFORMATION

ITEM 1.—LEGAL PROCEEDINGS

See “Item 1.—Financial Statements—Contingencies.” Except as modified in this quarterly report, pursuant to Rule 12b-23, the Company incorporates by reference the information set forth in “Item 3. Legal Proceedings” of its Form 10-K for the fiscal year ended August 31, 2002.

ITEM 2.—CHANGES IN SECURITIES

None

ITEM 3.—DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.—OTHER INFORMATION

Subsequent to the quarter ended May 31, 2003, pursuant to the Company’s announced common stock buy-back program in January 2002, the Company bought back 261,500 shares of its own common stock in the open market at an average price of $15.16 for a total purchase price of $3,965,610. Since the announcement of the stock buy-back program in January 2002, the Company has bought back a total of 341,500 of the 500,000 shares available for the buy-back.

ITEM 6.	– EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company filed a report on Form 8-K on April 17, 2003. The Form 8-K was for filed pursuant to Item 12 of the report containing a copy of the Company’s press release dated April 14, 2003 titled “Dynacq International Reports Continued Strong Growth in Second Quarter Fiscal Year 2003 Results”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNACQ INTERNATIONAL, INC.

DATE: July 14, 2003	BY:	/s/ PHILIP S. CHAN
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHIU M. CHAN
Chiu M. Chan, Chief Executive Officer

Date: July 14, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PHILIP S. CHAN
Philip S. Chan, Chief Financial Officer

Date: July 14, 2003