Form 10-K
period 2003-08-31
DYNACQ HEALTHCARE INC
filed 2004-07-30
CIK 890908

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-21574

DYNACQ HEALTHCARE, INC.

(Formerly Dynacq International, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	76-0375477
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10304 Interstate 10 East, Suite 369, Houston, Texas	77029
(Address of Principal Executive Office)	(Zip Code)

TELEPHONE NUMBER: (713) 378-2000

INTERNET WEBSITE: WWW.DYNACQ.COM

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant as of February 27, 2004 was $33,748,333. As of June 30, 2004, registrant had 14,852,072 shares of common stock outstanding, all of one class.

EXPLANATORY NOTE

We are filing this annual report on Form 10-K in order to reflect the audited consolidated financial statements for the year ended August 31, 2003, the restatement and re-audit of our financial statements for the fiscal year ended August 31, 2002, the restatement of our 2001 financial statements, and the restatement of our selected financial information for fiscal years 1999 and 2000. All financial data in this report reflects the effects of the restatements. See “Recent Developments” below as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements included in this report for details relating to these restatements. As a result of these restatements, investors should not rely upon the Company’s previously filed financial statements for the fiscal years ended August 31, 1999 through 2002.

PART I

This annual report on Form 10-K contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Such forward-looking statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the risks and uncertainties described in “Risk Factors” below. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You must read the following discussion of the results of our business and our operations and financial condition in conjunction with our consolidated financial statements, including the notes, included in this Form 10-K filing.

Item 1.	Business

General

Dynacq Healthcare, Inc., a Delaware corporation, is a holding company which through its subsidiaries develops and manages general acute hospitals that provide specialized general surgeries. The Company’s strategy is to develop and operate general acute hospitals designed to handle specialized general surgeries such as bariatric, orthopedic and neuro spine surgeries. The Company’s hospitals include operating rooms, pre- and post-operative space, intensive care units, nursing units, and modern diagnostic facilities. The Company normally does not participate in any managed care contracts nor does it receive a substantial amount of reimbursement from Medicare or Medicaid. Except for emergency room patients, the surgeries are typically pre-certified by the insurance carriers. The bulk of the surgeries are either covered by workers’ compensation insurance or by commercial insurers on an out-of-network health plan basis, and are relatively complex surgeries. The Company believes that, as a result, the per-procedure revenue generated by the Company is comparatively higher than the per-procedure revenue generated by other hospitals. The Company’s facilities are designed to handle complex orthopedic and general surgeries, such as spine and bariatric surgeries.

During the fiscal year ended August 31, 2003 the Company expanded its hospitals from one to three. Other key events in fiscal year 2003 include:

•	The Company’s Ambulatory Surgery Center in Pasadena, Texas ceased to operate in November 2002 and consequently surrendered its lease and its license. Vista Hospital in Pasadena, Texas, near Houston (the “Pasadena Facility”) was allowed to modify its hospital license and lease the space previously occupied by the Ambulatory Surgery Center, thereby increasing the Pasadena Facility’s surgical suites from four to eight. The Pasadena Facility contributed 84% of net patient revenues in fiscal year 2003.

•	In January 2003, the Company opened its second hospital—Vista Surgical Hospital of Baton Rouge (the “Baton Rouge Facility”), a 49,500 square foot 35-bed facility with four surgical suites on approximately 20 acres of land. The Baton Rouge Facility contributed 12% of net patient revenues in fiscal year 2003.

•	In August 2003, the Company acquired the total assets of a 113-bed hospital (which is now licensed for 79 beds), a medical office building and 22.7 acres of land in the Dallas-Fort Worth area for approximately $8.5 million including the assumption of approximately $2.9 million of liabilities. The Company has completed renovations at that facility, named Vista Hospital of Dallas (the “Garland Facility”), with six surgical suites, and started performing surgical procedures in late November 2003.

•	The Company bought approximately four acres in The Woodlands, Texas upon which it expects to build a new hospital. At this time, the project is still in the planning stage.

The Company was incorporated in Nevada in June 1989. In November 2003, the Company reincorporated in Delaware and changed its name from Dynacq International, Inc. to Dynacq Healthcare, Inc. The terms “Company,” “Dynacq,” “our” or “we” as used herein refer to Dynacq Healthcare, Inc. and its affiliates unless otherwise stated or indicated by context. The term “affiliates” means direct and indirect subsidiaries of Dynacq Healthcare, Inc. and partnerships and joint ventures in which subsidiaries are partners, general or limited partners or members.

The Company, through its affiliates, owns or leases 100% of the real estate and owns or leases 100% of the equipment in its facilities. The Company maintains a majority ownership and controlling interest in all of its operating entities. As of August 31, 2003, the Company owned the following percentages of its facilities:

Pasadena Facility(1)	91.5%
Baton Rouge Facility(2)	97.0%
Garland Facility(3)	100.0%
West Houston Facility	100.0%

(1)	The Company purchased an additional 3.5% interest on September 15, 2003, thereby increasing its ownership to 95.0%. The Company purchased the remaining 5% interest in December 2003, thereby increasing its ownership to 100% of this operating entity. The limited partnership was restructured in June 2004 and since then the Company has owned 93% percent of this operating entity. The remaining interests are primarily owned by physicians and by other healthcare professionals. In November 2002, Vista Healthcare, Inc. ceased to operate and surrendered its license. The Pasadena Facility modified its hospital license and leased the space previously occupied by the Ambulatory Surgery Center.

(2)	The Company purchased the remaining 3% interest in April 2004, thereby increasing its ownership to 100% of this operating entity. The limited liability company was restructured in June 2004 and since then the Company has owned 90% percent of this operating entity. The remaining interests are primarily owned by physicians and by other healthcare professionals.

(3)	As of July 2004, the Company owned 92% of this operating entity. The remaining interests are primarily owned by physicians and by other healthcare professionals.

Recent Developments

Change in Independent Auditors

Ernst & Young LLP resigned as the Company’s independent auditor effective December 17, 2003. In conjunction with Ernst & Young’s resignation, Ernst & Young advised us that it had identified material weaknesses relating to our internal controls. Please read “Item 9A. Controls and Procedures” for further details. On January 19, 2004, the Audit Committee of the Board of Directors engaged the registered public accounting firm of Killman, Murrell & Company, P.C. as the Company’s new independent auditors for the fiscal year ended August 31, 2003.

SEC Investigation

On December 18, 2003, we received a notice of an informal investigation from the Fort Worth, Texas District Office of the Securities and Exchange Commission requesting our voluntary assistance in providing information regarding reporting of our financial statements, recognition of costs and revenue, accounts receivable, allowances for doubtful accounts and our internal controls. We have been cooperating fully with the continuing informal SEC investigation.

SEC Review

Beginning in October 2003, the Division of Corporation Finance of the SEC has been commenting upon Dynacq’s periodic filings.

Restatement of Financial Statements for the Fiscal Years 1999-2002

On April 6, 2004, we announced that in connection with the ongoing review by the Securities and Exchange Commission’s Division of Corporation Finance of our periodic reports, we would restate our financial statements for the fiscal years ended August 31, 2001 and 2002. We have restated and obtained a re-audit of our financial statements for the fiscal year ended August 31, 2002, restated our 2001 financial statements, and restated the selected financial information for fiscal years 1999 and 2000. The re-audit and restatements of the financial statements produced adjustments to previously reported amounts. These adjustments are described in Note 2 to the consolidated financial statements.

The restated financial statements reflect reductions in net income for the fiscal years ended August 31, 2001 and 2002, to approximately $7.7 million and $14.8 million, respectively, which is 30% and 4% less than the previously reported net income, and increases of approximately 11% and 4%, respectively, in the previously reported stockholders’ equity. The reductions in previously reported net income are primarily the result of adjustments for the noncash expensing of stock options issued to non-employees and the related income tax effect.

As part of the audit adjustments, the restated financial statements reflect an increase in stockholders’ equity at August 31, 2000 of 19% due to the correction of the over-accrual of income tax liabilities prior to August 31, 2000. Retained earnings reflect an increase at August 31, 2000 of 11%, consisting of a 24% increase related to the overstatement of income tax liabilities offset by a 13% noncash charge for stock options issued to non-employees prior to August 31, 2000.

None of the restatements has reduced previously reported net revenue, cash flows from operating activities or stockholders’ equity.

Due to the restatements and re-audit, investors should not rely on the Company’s previously issued financial statements for the fiscal years ended August 31, 1999, 2000, 2001 and 2002. Net revenue and net income for the fiscal year ended August 31, 2003, are approximately $90 million and $21 million, respectively, as we stated on December 1, 2003.

Delisting of Common Stock from Nasdaq National Market

On January 21, 2004, we announced that a hearing had been scheduled for February 5, 2004 before the Nasdaq Listing Qualifications Panel (the “Panel”) to review the recent Nasdaq Staff Determination to delist our common stock for failure to comply with certain NASD Marketplace Rules. We requested the hearing in response to a December 2003 Staff Determination that our securities were subject to delisting from the Nasdaq National Market for failure to comply with the filing requirements for continued listing set forth in NASD Marketplace Rule 4310(c)(14), due to our failure to file an Annual Report on Form 10-K for the fiscal year ended August 31, 2003. On January 15, 2004, the Company received notice of an additional Staff Determination that due to our failure to timely file periodic reports, as well as public interest concerns based on the apparent lack of internal controls, we no longer qualified for inclusion in the Nasdaq Stock Market under Nasdaq Marketplace Rules 4300 and 4330(a)(3), which provide broad discretionary authority to deny continued listing of securities in order to maintain the quality of, and the public’s confidence in, the Nasdaq Stock Market.

On April 15, 2004, we announced that the Panel had notified us that our common stock would be delisted from the Nasdaq National Market as of the opening of business on Friday, April 16, 2004. The Panel acknowledged (a) the reports of the special counsel to the audit committee, which found that there were “no questionable, improper/fraudulent actions or practices relating to the potential sale of account receivables” and that there were “no internal control and/or accounting weaknesses other than” one episode of lack of communication among our officers in connection with a proposed transaction, (b) recently adopted internal control procedures which limit the chief executive officer’s authority to enter into contracts in excess of $250,000 and require greater involvement by the general counsel in the use of outside counsel and assignment of projects, and (c) resolution to the satisfaction of the Securities and Exchange Commission of certain concerns with respect to public filings, concluding that public interest considerations did not warrant delisting of our common stock. The Panel also acknowledged the significant amounts of time and resources expended by us in an effort to complete the audit committee investigation and the 2003 audit so as to remedy the filing delinquencies. However, in a determination delivered to us on April 14, 2004, the Panel indicated that in light of the length of the ongoing delinquency in our SEC filings and the Panel’s belief that we had failed to offer a definitive plan to fully remedy the filing delinquency within a reasonable period of time, the Panel had determined to deny our request for a further exception to the filing requirements and to delist our common stock.

Following the delisting, our common stock has been quoted on the National Quotation Service Bureau (the “Pink Sheets”) for unsolicited trading. However, our common stock is not eligible for quotation on the OTC Bulletin Board because we do not have publicly available financial statements that are as of a date within six months of the possible quote. Once we have released the required financial statements, our common stock could become eligible for quotation on the OTC Bulletin Board if a market maker makes an application to have the shares quoted and such application is approved by the Nasdaq Compliance Unit. The Company is currently making every effort to file its quarterly reports on Form 10-Q for the first three quarters of fiscal 2004, as soon as possible.

We are making every effort to make our remaining late SEC filings as soon as possible, but have not yet filed our quarterly reports on Form 10-Q for the periods ended November 30, 2003, February 29, 2004 and May 31, 2004. Once we have become current in our SEC filings, we will explore the listing alternatives available to us. However, we cannot assure you that an active trading market will exist for our common stock.

Changes in Directors and Executive Officers

On January 21, 2004, we announced the election of James G. Gerace as a new independent director and a member of our Audit Committee. Mr. Gerace, a graduate of Texas A&M University, is a Certified Public Accountant and mediator with more than 30 years of professional experience at public accounting firms, performing audits, tax planning and related services. He has served on the board of directors of several banks and savings and loan associations. Mr. Gerace was appointed Chairman of the Audit Committee in February 2004.

In July 2003, James N. Baxter was appointed an executive vice president for investor relations. In September 2003, Irvin T. Gregory, who had served as the Company’s Executive Vice President and Chief Development Officer since October 2001, resigned but remained with the Company in a market research capacity until January 2004. He subsequently elected to leave the Company at the conclusion of his employment agreement on January 31, 2004 to pursue his personal investments and business ventures. In December 2003, Tammy Danberg-Farney was appointed Executive Vice President, General Counsel. In January 2004, Richard D. Valentine was appointed Director of Operations and Development. In February 2004, Sarah C. Garvin resigned from her position as Executive Vice President and Chief Operating Officer of the Company in order to pursue a career as a healthcare management consultant focusing on project development. She continues to assist the Company on a consulting basis. Chiu M. Chan, Chief Executive Officer of the Company, is serving as acting Chief Operating Officer until a replacement can be secured.

Loss of Key Physicians

During the period August 2003 to May 2004 six physicians who had accounted for over 54% of our gross revenues in fiscal 2003 departed from the Pasadena Facility or substantially reduced their surgeries for various reasons. While the Company has added additional physicians in the fourth quarter of fiscal year 2004, the loss of these physicians resulted in a significant reduction in net patient revenues for the first three quarters of fiscal year 2004. While we believe that we will be able to continue to attract and retain additional physicians, the potential loss of physicians who provide significant net patient revenues for the Company will adversely affect our results of operations.

During the fourth quarter of fiscal year 2004, the Pasadena Facility added six physicians to its medical staff: three orthopedic spine surgeons, two general and vascular surgeons and one bariatric surgeon. In addition, one of its bariatric surgeons who had been out for personal reasons returned in late June of 2004.

Unaudited and Unreviewed Financial Information

We expect to file quarterly reports on Form 10-Q for the fiscal quarters ended November 30, 2003, February 29, 2004, and May 31, 2004 as soon as practicable. We expect net income for the quarters ended November 30, 2003, and February 29, 2004, to be approximately $1.2 million and $700,000, respectively, or 75% and 83% lower than the comparable periods in fiscal 2003. The reduction in net income for the fiscal quarter ended November 30, 2003 includes a non cash charge of approximately $624,000 related to stock options previously issued to an employee which were amended in the first quarter of fiscal 2004. Based on unaudited financial statements, which have not been reviewed by our independent auditor but which have been prepared based on the same accounting policies underlying our previously reported and now restated financial statements, we expect a net loss of approximately $2.2 million for the quarter ended May 31, 2004, compared to net income of $6.3 million in the comparable period of fiscal 2003. We expect net revenues of approximately $47.7 million and a net loss of approximately $300,000 for the nine months ended May 31, 2004, compared to $64.7 million and net income of $15.7 million, respectively, in the comparable period in fiscal 2003. These lower results were negatively impacted by operating expenses incurred in the start up of our new Garland facility with minimal offsetting revenue, by a lower level of activity in our Pasadena Facility and by increased legal and auditing fees. Additionally, several long-time members of the physician staff at the Pasadena Facility ceased or reduced their surgeries in that facility at various times during the first three quarters of fiscal 2004. We have been engaged in efforts to recruit new physicians to the staff. While we have added several new physicians to the staffs of each of the three hospitals, including the return of some who had left earlier, we do not currently expect our financial results to improve in the near future.

Any failure to attract and retain physicians on the staff of our hospital could have an adverse impact on our financial situation. We may not be able to improve our financial condition and may incur substantial losses in the future.

Industry Background

The development of proprietary general acute care hospital networks occurred during the 1970s. During the past 20 years, freestanding outpatient surgery centers were developed to compete with these general hospitals for outpatient procedures. Freestanding outpatient surgery centers allowed surgeons to perform outpatient procedures in specialized facilities, designed to improve efficiency and enhance patient care. The Company believes that its operational model allows surgeons to perform inpatient procedures at facilities that provide similar efficiencies as those provided at outpatient surgery centers. The Company believes that the development and acquisition of general acute hospitals focusing on an evolving combination of surgical specialties, such as orthopedics and bariatrics, will continue to aid in the delivery of quality medical care while resulting in profitable operations.

General acute hospitals specializing in specific complex surgical procedures are designed with the goal of improving both physician and facility efficiency. The surgeries performed are primarily non-emergency procedures that are electively scheduled and therefore allow for the full efficiency available through block time/scheduling. Given the opportunity to utilize multiple operating rooms for pre-determined periods of time, the surgeons are able to schedule their time more efficiently and therefore increase the number of surgeries they can perform within a given amount of time. The facility receives the benefit of consistent staffing patterns and greater facility utilization. In addition, the Company believes that, due to the relatively small size of its facilities, many surgeons choose to perform surgeries in the Company’s facilities because their patients prefer the comfort of a more personal atmosphere and the convenience of simplified admission and discharge procedures.

Pasadena Facility

At August 31, 2003, the Company owned, through its subsidiaries, 91.5% partnership interest in the Pasadena Facility operating entity, and 8.5% was owned by Halcyon, L.L.C., a third party physician group. The Company purchased an additional 3.5% interest on September 15, 2003, thereby increasing its ownership to 95.0%. The remaining 5% interest was purchased in December 2003, thereby increasing its ownership to 100%. The limited partnership was restructured as of June 2004 and since that date the Company has owned 93% percent of this operating entity and the remaining interest is primarily owned by physicians and by other healthcare professionals. The Pasadena Facility’s primary areas of practice include orthopedic surgery, and general surgery, such as spine and bariatric surgeries, and represents approximately 84% of the Company’s fiscal 2003 net patient service revenues. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment and in turn leases the land, hospital facility and equipment to the operating hospital entity. In November 2002, Vista Healthcare, Inc. ceased to operate and surrendered its license. The Pasadena Facility modified its hospital license and leased the space previously occupied by the Ambulatory Surgery Center.

Baton Rouge Facility

In January 2003, the Company opened its second hospital—the Baton Rouge Facility. This facility’s primary areas of practice include bariatric surgery, orthopedic surgery, general surgery, pain management and cosmetic surgery. At August 31, 2003, the Company owned 97% of the operating hospital entity and a physician group owned the remaining 3%. The Company purchased the remaining 3% interest in April 2004, thereby increasing its ownership to 100% of this operating entity. The limited liability company was restructured in June 2004 and since that date the Company has owned 90% percent of this operating entity, and physicians and other healthcare professionals primarily own the remaining 10% interest. The Baton Rouge Facility contributed 12% of net patient revenues in fiscal year 2003. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment and in turn leases the land, hospital facility and equipment to the operating hospital entity.

Garland Facility

In August 2003, the Company, through its subsidiaries, acquired the total assets of a 113-bed hospital (which is now licensed for 79 beds), a medical office building and 22.7 acres of land in the Dallas-Fort Worth area for approximately $8.5 million (comprising of approximately $6.7 million for land and building and $1.7 million for medical equipment and furniture and fixtures), including the assumption of approximately $2.9 million of liabilities. The Company has completed renovations at that facility, with six surgical suites, and started performing surgical procedures in late November 2003. The principal types of surgery to be performed at this facility are expected to be orthopedic surgery, bariatric surgery, general surgery and pain management. As of July 2004, the Company owned 92% of this operating entity, and the remaining interests are primarily owned by physicians and by other healthcare professionals. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment and in turn leases the land, hospital facility and equipment to the operating hospital entity.

West Houston Facility

Vista Surgical Center West (the “West Houston Facility”) was established in March 2001 and is a satellite ambulatory surgical center to the Pasadena Facility and is located in west Houston. The West Houston Facility houses two operating rooms. This facility’s primary areas of practice include orthopedic surgery, general surgery and pain management. The facility also houses Vista Fertility Institute which provides invitro fertilization services to couples who have been unable to conceive through other means. The operating entity is a wholly owned subsidiary of the Company and subleases the premises from a physician who practices there. For fiscal year 2003, the West Houston Facility represented approximately 4% of the Company’s net patient service revenues.

Business Growth Strategy

The Company has focused on developing and expanding its surgical services hospitals. The Company’s current business strategy involves:

Creating and maintaining relationships with quality surgeons;

•	Attracting and retaining key management, marketing, and operating personnel at the corporate level;

•	Further developing and refining its hospital prototype to, among other things, enhance the facility design of its hospitals to provide efficient, effective, and quality patient care;

•	Adding new capabilities to its existing hospital campuses; and

•	Actively seeking and pursuing new opportunities in additional geographic markets.

Creating and Maintaining Relationships with Quality Surgeons

Since physicians provide and influence the direction of healthcare, we have developed our operating model to encourage physicians to affiliate with us and to use our facilities in accordance with their practice needs. Our strategy is to focus on the development of physician partnerships and facilities that will enhance their practices in order to provide high quality healthcare in a friendly environment for the patient. We seek to attract new physicians to our facilities in order to grow or to replace physicians who retire or otherwise depart from time to time. In order to attract new physicians and maintain existing physician relationships, the Company affords them the opportunity to purchase interests in the operating entities of the facilities. By doing so, the physician becomes more integrally involved in the quality of patient care and the overall efficiency of facility operations.

Attracting and Retaining Key Personnel

We place the utmost importance on attracting and retaining key personnel to be able to provide quality facilities to attract and retain top quality physicians. Attracting and retaining the appropriate corporate personnel and quality senior executives is also an important goal of management and essential in expanding our operations.

Further Refining Hospital Design

We believe we attract physicians because we design our facilities, and adopt staffing, scheduling and clinical systems and protocols to increase physician productivity and promote their professional success. We constantly focus our attention on providing physicians with quality facilities designed to improve the physicians’ and their patients’ satisfaction.

Addition of New Capabilities to Existing Hospitals

Our overall strategy is to develop and operate hospitals designed to handle complex surgeries. Currently, some of our more complex surgeries include spine and bariatric surgeries for which we have added more operating rooms and surgical equipment. The Company continues to explore the possibility of adding other types of surgical procedures which would fit our business model.

New Opportunities and Market Expansion

An integral part of our future plans is the acquisition and development of additional hospitals. As opportunities are identified, we plan to acquire and develop additional hospitals using one of three methods: 1) new construction, which generally requires two years to complete; 2) acquisition of assets and renovation, which generally requires four to six months to complete; 3) long-term leases, which is generally less capital-intensive and requires the least amount of time to commence business operations. Criteria examined when exploring new markets include:

•	the potential to attract strong physician partners in the market area;

•	the revenue potential associated with those partnerships;

•	current or expected competition in the marketplace;

•	size of the market;

•	predominate payor groups in the market area; and

•	licensing and regulatory requirements of the market area.

International Development Opportunities

Our Board of Directors has ratified and approved negotiations for the potential long-term lease of land and procurement of a hospital license for a hospital to be constructed in Shanghai, China. The proposed hospital would be owned by a joint venture company controlled by Dynacq, with several local joint venture partners. While certain approvals from the Beijing and Shanghai governments have been obtained, other required approvals have not. No assurance can be given that the required approvals will be obtained or that the proposed joint venture hospital project can be achieved at all, or if so, on terms deemed favorable to us. The Company is currently negotiating the lease and has made an earnest money deposit of $640,000.

Marketing

Our marketing efforts are directed primarily at physicians and other healthcare professionals, who are principally responsible for referring patients to our facilities. We market our facilities to physicians by emphasizing the high level of patient satisfaction with our hospitals, the quality and responsiveness of our services, and the practice efficiencies provided by our facilities. We believe that providing quality facilities creates a positive environment for patients and physicians. The Company, through its subsidiaries, also has agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Pasadena, Garland, and Baton Rouge Facilities. These facilities receive bariatric and orthopedic referrals from other sources and the organizations also refer clients to other area hospitals.

Competition

Presently, the Company operates in the greater Houston, Texas, Baton Rouge, Louisiana, and Dallas-Fort Worth, Texas metropolitan markets. In each market, the Company competes with other providers, including major acute care hospitals. These hospitals may have various competitive advantages over the Company, including their community position, capital resources, surgeon partnerships, and proximity to surgeon office buildings. The Company also encounters competition with other companies for acquisition and development of facilities and for strategic relationships with surgeons.

There are several large publicly-held companies, and numerous privately-held companies, that acquire and develop freestanding private hospitals and outpatient surgery centers. Many of these competitors have greater financial and other resources than the Company. The principal competitive factors that affect the Company’s ability and the ability of its competitors to acquire or develop private hospitals are experience and reputation, and access to capital. Further, some surgeon groups develop surgical facilities without a corporate partner. The Company can provide no assurance that it will be able to successfully compete in these markets.

Government Regulation

Overview

All participants in the healthcare industry are required to comply with extensive government regulation at the federal, state and local levels. Under these laws and regulations, hospitals must meet requirements for licensure and qualify to participate in government programs, including Medicare and Medicaid. These requirements relate to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, hospital use, rate-setting, compliance with building codes and environmental protection laws. There are also extensive regulations governing a hospital’s participation in government programs. These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation.

In the event of a determination that we violated applicable laws, rules or regulations or if changes in the regulatory framework occur, we may be subject to criminal penalties and/or civil sanctions and our hospitals could lose their licenses and/or their ability to participate in government programs. In addition, government regulations frequently change and when regulations change, we may be required to make changes in our facilities, equipment, personnel and services so that our hospitals remain licensed and qualified to participate in these programs. One or more of these outcomes could be material to our operations. We believe that our hospitals are in substantial compliance with current applicable federal, state and local regulations and standards.

State Workers’ Compensation Commissions

A significant amount of our net revenue results from Texas workers’ compensation claims and to a lesser extent, currently from Louisiana workers’ compensation claims. As such, we are subject to the rules and regulations of the Texas and Louisiana’s Workers’ Compensation Commissions (“TWCC” and “LWCC”, respectively).

The Texas Administrative Code provides the specific methodology and procedure for the payment and denial of medical bills by third party payers for medical services to injured workers in Texas. Specifically, for inpatient surgical services, reimbursement is predicated upon the Acute Care Hospital Inpatient Fee Guideline. In April 2004, the TWCC adopted a new Fee Guideline for Ambulatory Surgical Centers which will become effective as of September 1, 2004. Reimbursement for services not identified in an established fee guideline are reimbursed at a “fair and reasonable” rate. “Fair and reasonable” is not a defined term and the only requirement placed upon an outpatient facility is to bill charges at a “usual and customary” level. Our outpatient and ambulatory surgical center facilities bill for services provided to its workers’ compensation patients at its usual and customary level and pursues reimbursement for these services at a “fair and reasonable” rate. Due to the soon to be effective Ambulatory Surgical Center guidelines, it is anticipated that the number of medical fee disputes filed with the commission may increase during the first twelve months after implementation of this new guideline. As of now, the new fee guideline only affects Ambulatory Surgery Centers and therefore only the West Houston Facility will be affected at this time. The TWCC provides the Medical Dispute Resolution process to request proper reimbursement for services pursuant to the Texas Labor Code and the Texas Administrative Code. For example, if a third party payer does not provide the Company proper reimbursement for a claim, we request reconsideration of that payment amount. After that request, if the third party payer has not provided proper reimbursement, we file a request for Medical Dispute Resolution with the TWCC.

The TWCC then reviews the claim to determine if additional payment is warranted pursuant to the statutory and regulatory guidelines and/or fee guidelines implemented by the TWCC. The TWCC then issues a finding and decision, which the non-prevailing party may then appeal to the State Offices of Administrative Hearings. At that point, the parties can pursue an administrative hearing to determine if proper reimbursement was made for services provided to an injured worker. Although this entire process is lengthy, we request optimal reimbursement for services rendered based upon the utilization of this administrative process. Our Company effectively pursues all avenues of reimbursement allowed under the law as mandated by the legislature and state administrative agencies.

The Louisiana Administrative Code provides the specific methodology and procedure for the payment and denial of medical bills by third party payers for medical services to injured workers. Specifically, for inpatient surgical services, reimbursement is predicated upon the hospital reimbursement schedule. In addition, there is also a reimbursement guideline for outpatient services.

We cannot predict the course of future legislation or changes in current administration of the Texas Labor Code and/or Texas Administrative Code or the Louisiana Administrative Code. We expect that there may be changes in the future, but we are unable to predict their impact on our operations.

Licensure, Certification and Accreditation

Our hospitals are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. Moreover, in order to participate in the Medicare and Medicaid programs, each of our hospitals must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, equipment, personnel and standards of medical care, as well as comply with all applicable state and local laws and regulations. We believe that all of our hospitals are in substantial compliance with such regulations and laws and, as such, are certified for participation in the Medicare and Medicaid programs.

We believe that our hospitals are in substantial compliance with current applicable federal, state and local regulations and standards. However, the requirements for licensure, certification and accreditation are subject to change. Consequently, in order for our hospitals to remain licensed, certified and accredited, it may be necessary from time-to-time for us to make material changes in our facilities, equipment, personnel and/or services.

Professional licensure

Healthcare professionals at our hospitals are required to be individually and currently licensed or certified under applicable state law and may be subject to numerous Medicare and Medicaid participation and reimbursement regulations. We take steps to ensure that all independent physicians and our employees and agents have the necessary licenses and certifications, and we believe that our employees and agents comply with all applicable state licensure laws.

Corporate practice of medicine and fee-splitting

Some states, including Louisiana and Texas, have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians. Some states also have adopted laws that prohibit direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of license, civil and criminal penalties, and rescission of the business arrangements. These laws vary from state to state, are often vague and in most states have seldom been interpreted by the courts or regulatory agencies. We have attempted to structure our arrangements with healthcare providers to avoid the exercise of any responsibility on behalf of the physicians utilizing our hospitals that could be construed as affecting the practice of medicine and to comply with all such applicable state laws. However, we cannot assure you that governmental officials charged with responsibility for enforcing these laws will not assert that we, or the transactions in which we are involved, are in violation of these laws. These laws may also be interpreted by the courts in a manner inconsistent with our interpretations.

Healthcare Program Regulations

Participation in any federal or state healthcare program, including the Medicare and Medicaid programs, is heavily regulated by statute and regulation. If a hospital fails to substantially comply with the numerous conditions of participation in the Medicare and Medicaid programs or performs certain prohibited acts, the hospital’s participation in the federal or state healthcare programs may be terminated, civil or criminal penalties may be imposed under certain provisions of the Social Security Act, or both.

Anti-kickback Statute

Among the provisions of the Social Security Act is a section known as the Anti-Kickback Statute. The Medicare and Medicaid Anti-Fraud and Abuse Amendments to the Social Security Act, or the Anti-kickback Statute, prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Courts have interpreted this statute broadly. Violations of the Anti-kickback Statute may be punished by a criminal fine of up to $25,000 for each violation, imprisonment up to five years, or both, civil money penalties of up to $50,000 per violation and damages of up to three times the amount of the illegal kickback and/or exclusion from participation in federal healthcare programs, including Medicare and Medicaid.

The Office of Inspector General at the Department of Health and Human Services (the “OIG”), among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste in federal healthcare programs. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to healthcare providers, the OIG has from time to time issued “Special Fraud Alerts” that do not have the force of law, but identify features of arrangements or transactions that may indicate that the arrangements or transactions violate the Anti-kickback Statute or other federal healthcare laws. The OIG has identified several incentive arrangements, which, if accompanied by inappropriate intent, constitute suspect practices, including: (a) payment of any incentive by the hospital each time a physician refers a patient to the hospital, (b) the use of free or significantly discounted office space or equipment in facilities usually located close to the hospital, (c) provision of free or significantly discounted billing, nursing or other staff services, (d) free training for a physician’s office staff in areas such as management techniques and laboratory techniques, (e) guarantees which provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder, (f) low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital, (g) payment of the costs of a physician’s travel and expenses for conferences, (h) coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician, (i) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, (j) purchasing goods or services from physicians at prices in excess of their fair market value, or (k) certain

“gainsharing” arrangements, the practice of giving physicians a share of any reduction in a hospital’s costs for patient care attributable in part to the physician’s efforts. The OIG has encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.

As authorized by Congress, the OIG has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-kickback Statute. Currently there are statutory exceptions and safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, freestanding surgery centers, and referral agreements for specialty services. Compliance with a safe harbor is not mandatory. The fact that a particular conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement illegal under the Anti-kickback Statute. Such conduct and business arrangements, however, may lead to increased scrutiny by government enforcement authorities.

The safe harbor regulations with respect to investment interests establish two instances in which payments to an investor in a venture will not be treated as a violation of the Anti-Kickback Statute. The first safe harbor is for investment interests in public companies that have total assets exceeding $50 million and whose investment securities are registered pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The second safe harbor or “small entity” safe harbor is for investments in entities as long as the following criteria are met: (i) no more than 40% of the total investment interests of each class of investment interests are held in the previous fiscal year or previous 12-month period by investors who are in a position to make or influence referrals to, furnish items or services to, or otherwise generate business for the entity; (ii) the terms on which an investment interest is offered to a passive investor (e.g., a shareholder or limited partner) who is in a position to make or influence referrals to, furnish items or services to, or otherwise generate business for the entity are no different than the terms offered to other passive investors; (iii) the terms on which an investment interest is offered to an investor who is in a position to make or influence referrals to, furnish items or services to, or otherwise generate business for the entity are not related to the previous or expected volume of referrals, items or services furnished or amount of business otherwise generated from that investor to the entity; (iv) there is no requirement that a passive investor, if any, make referrals to, be in a position to make or influence referrals to, furnish items or services to, or otherwise generate business for the entity as a condition for remaining as an investor; (v) the entity must not market or furnish the entity’s items or services to passive investors differently than to non-investors; (vi) no more than 40% of the gross revenues of the entity in any fiscal year or twelve-month period comes from referrals or business otherwise generated from investors; (vii) the entity or individual acting on behalf of the entity must not loan funds to or guaranty a loan for an investor who is in a position to make or influence referrals to or otherwise generate business for the entity if the investor uses any part of such loan to obtain the investment interest; and (viii) the amount of payment to an investor in return for the investment interest is directly proportional to the amount of the capital investment (including the fair market value of any pre-operational services rendered) of that investor.

We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians own interests in certain of our hospitals and may also own our stock. We also have medical directorship agreements with some physicians. Although we believe that our arrangements with physicians have been structured to comply with the current law and available interpretations, we cannot assure you that regulatory authorities will not determine that these arrangements violate the Anti-kickback Statute or other applicable laws. Also, the states in which we operate have adopted anti-kickback laws, some of which apply more broadly to all payers, not just to federal healthcare programs. Many of these state laws do not have safe harbor regulations comparable to the federal Anti-kickback Statute and have only rarely been interpreted by the courts or other government agencies. If our arrangements were found to violate any of these anti-kickback laws we could be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid, or other governmental healthcare programs such as workers’ compensation programs.

Stark Law

The Social Security Act also includes certain provisions commonly known as the “Stark Law.” This law prohibits physicians, absent an exception, from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship if these entities provide certain designated health services that are reimbursable by Medicare, including inpatient and outpatient hospital services. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil monetary penalties of up to $15,000 per prohibited service provided, and exclusion from the Medicare and Medicaid programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme that has the principal purpose of assuring referrals and that, if directly made, would violate the Stark law. There are exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. There is also an exception for a physician’s ownership interest in an entire hospital, as opposed to an ownership interest in a hospital department.

On March 26, 2004, the Centers for Medicare and Medicaid Services (“CMS”) issued final “Phase II” regulations to clarify parts of the Stark Law and some of the exceptions thereto. These regulations concluded the second phase of a two-phase process. The Phase I regulations largely went into effect on January 4, 2002, except for one provision interpreting the requirement in many Stark Law exceptions that a physician’s compensation must be “set in advance.” The Phase II Regulations became effective on July 26, 2004 and created seven new exceptions. There have been few enforcement actions, and therefore, there is little indication as to how courts will interpret and apply the Stark Law; however, enforcement is expected to increase.

We believe we have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and the regulatory exceptions. In particular, we believe that our physician ownership arrangements meet the Stark whole hospital exception. On March 19, 2004, the CMS announced its implementation of a moratorium on physician investment in and referrals to certain specialty hospitals enacted by Congress as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Congress and CMS define specialty hospitals as primarily or exclusively engaged in the care and treatment of one of the following categories: (i) patients with a cardiac condition, (ii) patients with an orthopedic condition or (iii) patients receiving a surgical procedure. The moratorium became effective on December 8, 2003 and expires on June 8, 2005. Congress specifically excluded from the moratorium, hospitals that were in operation before or under development as of November 18, 2003. In determining whether a specialty hospital was “under development” as of November 18, 2003, the CMS considers whether all of the following occurred prior to November 18, 2003: (i) architectural plans were completed, (ii) funding was received, (iii) zoning requirements were met, and (iv) necessary approvals from appropriate state agencies were received. In cases where all of these steps were not completed prior to November 18, 2003, the CMS will make a case-by-case determination as to whether the specialty hospital was “under development” and will consider any other evidence that would indicate the under development status. To request a case-specific determination regarding whether a specialty hospital was under development as of November 18, 2003, an interested party can request a written opinion from the CMS. During the 18-month moratorium, the Medicare Payment Advisory Commission, in consultation with the Comptroller General of the United States, will conduct a study to determine, in addition to other things, the financial impact of physician-owned specialty hospitals on local full-service community hospitals. We cannot predict the results of this study or the action that Congress may take in response to the study.

The Stark Law may also be amended in ways that we cannot predict at this time, including possible changes to the current physician ownership and compensation exceptions. We cannot predict whether any other law or amendment will be enacted or the effect they might have on us.

State Anti-Kickback and Physician Self-Referral Laws

Many states, including those in which we do or expect to do business, have laws that prohibit payment of kickbacks or other remuneration in return for the referral of patients. Some of these laws apply only to services reimbursable under state Medicaid programs. However, a number of these laws apply to all healthcare services in the state, regardless of the source of payment for the service. Based on court and administrative interpretations of the federal Anti-kickback Statute, we believe that the Anti-kickback Statute prohibits payments only if they are intended to induce referrals. However, the laws in most states regarding kickbacks have been subjected to more limited judicial and regulatory interpretation than federal law. Therefore, we can give you no assurances that our activities will be found to be in compliance with these laws. Noncompliance with these laws could subject us to penalties and sanctions and have a material adverse effect on us.

A number of states, including those in which we do or expect to do business, have enacted physician self-referral laws that are similar in purpose to the Stark Law but which impose different restrictions. Some states, for example, only prohibit referrals when the physician’s financial relationship with a healthcare provider is based upon an investment interest. Other state laws apply only to a limited number of designated health services. Some states do not prohibit referrals, but require that a patient be informed of the financial relationship before the referral is made. We believe that our operations are in material compliance with the physician self-referral laws of the states in which our hospitals are located.

HIPAA and The Balanced Budget Act of 1997

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of certain federal fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. HIPAA also added a prohibition against incentives intended to influence decisions by Medicare beneficiaries as to the provider from which they will receive services. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. Federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud, even if the officer or managing employee had no knowledge of the fraud. HIPAA was followed by The Balanced Budget Act of 1997, which created additional fraud and abuse provisions, including civil penalties for contracting with an individual or entity that the provider knows or should know is excluded from a federal healthcare program.

Other Fraud and Abuse Provisions

The Social Security Act also imposes criminal and civil penalties for making false claims and statements to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement, billing for unnecessary goods and services, and cost report fraud. Criminal and civil penalties may be imposed for a number of other prohibited activities, including failure to return known overpayments, certain gainsharing arrangements, and offering remuneration to influence a Medicare or Medicaid beneficiary’s selection of a healthcare provider. Like the Anti-kickback Statute, these provisions are very broad. Careful and accurate coding of claims for reimbursement, as well as accurately preparing cost reports, must be performed to avoid liability.

The Federal False Claims Act and Similar State Laws

A factor affecting the healthcare industry today is the use of the Federal False Claims Act and, in particular, actions brought by individuals on the government’s behalf under the False Claims Act’s “qui tam,” or whistleblower, provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government.

When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each false claim submitted. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The False Claims Act defines the term “knowingly” broadly. Thus, although simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the False Claims Act and, therefore, will qualify for liability.

In some cases, whistleblowers and the federal government have taken the position that providers who allegedly have violated other statutes, such as the Anti-kickback Statute and the Stark Law, have thereby submitted false claims under the False Claims Act. Certain states in which we operate have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court.

Health Information Security and Privacy Practices

The Administrative Simplification Provisions of HIPAA also require certain organizations, including us, to implement very significant and potentially expensive new computer systems and business procedures designed to protect each patient’s individual healthcare information. HIPAA requires the Department of Health and Human Services to issue rules to define and implement patient privacy and security standards. Among the standards that the Department of Health and Human Services adopted pursuant to HIPAA are standards for the following:

•	electronic transactions and code sets;

•	unique identifiers for providers, employers, health plan and individuals;

•	security and electronic signatures;

•	privacy; and

•	enforcement.

On August 17, 2000, the Department of Health and Human Services finalized the transaction standards. The Administrative Simplification and Compliance Act extended the date by which we must comply with the transaction standards to October 16, 2003, provided we submit a compliance plan to the Secretary of Health and Human Services by October 16, 2002. We submitted a compliance plan by October 16, 2002. The transaction standards require us to use standard code sets established by the rule when transmitting health information in connection with some transactions, including health claims and health payment and remittance advices. We are now in substantial compliance with the standards.

On December 28, 2000, the Department of Health and Human Services published a final rule establishing standards for the privacy of individually identifiable health information. This rule was amended May 31, 2002 and August 14, 2002. These privacy standards apply to all health plans, all healthcare clearinghouses and many healthcare providers, including healthcare providers that transmit health information in an electronic form in connection with certain standard transactions. We are a covered entity under the final rule. The privacy standards protect individually identifiable health information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom such information is disclosed. A violation of the privacy standards could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. The final rule also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. The compliance date for the privacy rule was April 14, 2003.

On February 20, 2003, the Department of Health and Human Services issued a final rule that establishes, in part, standards for the security of health information by health plans, healthcare clearinghouses and healthcare providers that maintain or transmit any health information in electronic form, regardless of format. We are an affected entity under the rule. These security standards required affected entities to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure integrity, confidentiality and the availability of the information. The security standards were designed to protect the health information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. Although the security standards do not reference or advocate a specific technology, and affected entities have the flexibility to choose their own technical solutions, we expect that the security standards will require us to implement significant systems and protocols. The compliance date for the initial implementation of the standards set forth in the security rule is April 20, 2005.

In April 2003, the Department of Health and Human Services published an interim final rule that establishes procedures for the imposition, by the Secretary of Health and Human Services, of civil monetary penalties on entities that violate the administrative simplification provisions of HIPAA. This was the first installment of the enforcement rule. When issued in complete form, the enforcement rule will set forth procedural and substantive requirements for imposition of civil monetary penalties. The act also provides for criminal penalties for violations. We have established a plan and committed the resources necessary to comply with the act. At this time, we anticipate that we will be able to fully comply with the act’s regulations that have been issued and with the proposed regulations. Based on the existing and proposed regulations, we believe that the cost of our compliance with the act will not have a material adverse effect on our results of operations.

Emergency Medical Treatment and Labor Act

All of our hospitals are subject to the Emergency Medical Treatment and Labor Act (“EMTALA”). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital.

Although we believe that we are currently in substantial compliance with the requirements of EMTALA, we cannot predict any modifications that the CMS will implement in the future. On May 13, 2004, the CMS issued revised interpretive guidelines for surveyors investigating EMTALA complaints. We cannot predict whether we will be in compliance with any new requirements or interpretive guidelines.

In December 2002, the Pasadena Facility was notified by the CMS that it had allegedly violated EMTALA requirements. The Texas Department of Health (“TDH”) conducted an investigation and reported to the CMS that appropriate corrective actions had been taken. As a result of TDH’s findings, the CMS notified the facility in January 2003 that its eligibility for Medicare participation remained in effect, but, as required by §1867(d) of the Social Security Act, the matter would be forwarded to the Quality Improvement Organization (“QIO”) to review the case and report its findings to the OIG for a possible assessment of a civil monetary penalty. The facility met with the QIO on October 3, 2003. As of this date, there has been no report issued by the QIO or any response received from the OIG. The Company does not anticipate that it will incur any material liability that would have an adverse effect on the Company’s operations, cash flows, or financial condition as a result of this proceeding.

The company is in the process of interviewing individuals with strong regulatory backgrounds to fill the position of Regulatory Compliance Officer. This individual(s) will be responsible for ensuring that the company’s facilities remain in compliance and good standing with both state and federal agencies. The company expects to fill this position(s) by the end of the fourth quarter of fiscal 2004.

Healthcare Reform

As one of the largest industries in the United States, healthcare continues to attract significant legislative interest and public attention. In recent years, various legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. Many states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and change private healthcare insurance. We cannot predict the course of future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs and the effect that any legislation, interpretation, or change may have on us.

Certificate of Need

Some states require state approval for construction and expansion of healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates of need, which are issued by governmental agencies with jurisdiction over healthcare facilities, are sometimes required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and certain other matters. Following a number of years of decline, the number of states requiring certificates of need is once again on the rise as state legislators are looking at the certificate of need process as a way to contain rising healthcare costs. Currently, we do not operate in any state that requires a certificate of need. Should we desire to expand our operations to any jurisdiction where a certificate of need will be required, we are unable to predict whether we will be able to obtain any such certificate of need.

Conversion Legislation

Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit hospitals. These laws, in general, include provisions relating to attorney general approval, advance notification and community involvement. In addition, state attorneys general in states without specific conversion legislation may exercise authority over these transactions based upon existing law. In many states there has been an increased interest in the oversight of not-for-profit conversions. We may effect a conversion of a not for profit hospital in the future and accordingly, the adoption of conversion legislation and the increased review of not-for-profit hospital conversions may increase the cost and difficulty or prevent our completion of transactions with not-for-profit organizations in certain states in the future.

Environmental Regulation

Our hospital operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. These operations, as well as our purchases of hospitals, also are subject to compliance with various other environmental laws, rules and regulations. We believe that the cost of such compliance will not have a material effect on our future capital expenditures, earnings or competitive position.

Insurance

The Company maintains various insurance policies that cover each of its facilities. Specifically, the Company maintains medical malpractice insurance coverage in Texas. The Company has claims-made malpractice coverage and has purchased tail coverage effective through August 12, 2004. The Company in Louisiana is a member of the Louisiana Patient Compensation Fund and purchases insurance through the Louisiana Patient Compensation Fund for medical malpractice. In addition, all physicians granted privileges at the Company’s facilities are required to maintain medical malpractice insurance coverage. The Company also maintains general liability and property insurance coverage for each facility and flood coverage for the Baton Rouge Facility. The Company also maintains workers’ compensation coverage for the Baton Rouge Facility, but does not currently maintain worker’s compensation coverage in Texas. In regard to the Employee Health Insurance Plan, the Company is self insured with specific and aggregate re-insurance with stop loss levels appropriate for the company’s group size. Coverages are maintained in amounts management deems adequate.

Employees

As of June 26, 2004, the Company employed approximately 328 full-time employees and 74 part-time employees, which represents approximately 338 full time equivalent (“FTE”) employees.

Available Information

We file proxy statements and annual, quarterly and current reports with the U.S. Securities and Exchange Commission (SEC). You may read and copy any document that we file at the SEC’s public reference room located at 450 Fifth Street N.W., Washington, D.C. 20549. You may also call the SEC at 1-800-SEC-0330 for information on the operation of the public reference room. Our SEC filings are also available to you free of charge at the SEC’s website at http://www.sec.gov. We also maintain a website at http://www.dynacq.com that includes links to our SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports are available on our website without charge as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Information contained on our website is not part of this report.

Risk Factors

The value of an investment in Dynacq Healthcare, Inc. will be subject to significant risks that are inherent in our business and the industry in which we operate, and some of which are specific to our Company. If any of the matters described in the risk factors listed below were to occur, our business and financial results could be adversely affected in a material way. This could cause the trading price of our common stock to decline, perhaps significantly. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties, including those that are not presently known or that we currently believe are immaterial, may also adversely affect our business, financial condition or results of operations.

Because we are not current in our periodic SEC filings, we are in default under our reducing revolving line of credit.

We currently have approximately $6.0 million outstanding under our reducing revolving line of credit, which includes a covenant requiring us to timely file our periodic reports with the Securities and Exchange Commission. Because we did not timely file this annual report on Form 10-K and have not yet filed our quarterly reports on Form 10-Q for the fiscal quarters ended November 30, 2003, February 29, 2004 and May 31, 2004, we are in default under the terms of the line of credit. On April 16, 2004, the financial institution submitted to us a notice of default. Since we did not cure the default within 10 days, we are now in default under the line of credit. To this date, the financial institution has not taken any further action. Our indebtedness under our line of credit is secured by substantially all of our assets. If we are unable to repay all outstanding balances, the financial institution could proceed against our assets to satisfy our obligations under the line of credit.

The cash that we generate from our business may not be sufficient to meet our financial obligations or to fund our capital requirements. As a result, we may require additional capital for, among other purposes, implementing our business growth strategy, purchasing equipment and establishing new facilities. We may not be able to obtain additional capital on acceptable terms, if at all. If we are unable to obtain sufficient additional capital in the future, our business could be adversely affected by reducing our ability to increase revenues and profitability. If we are unable to generate sufficient cash flow from operations in the future to repay our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing, selling material assets or operations or seeking to raise additional debt or equity capital. These actions may not be effected on a timely basis or on satisfactory terms or at all, and these actions may not enable us to continue to satisfy our capital requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our former and current independent auditors have advised us that they have identified material weaknesses in our internal controls.

In conjunction with Ernst & Young’s resignation, Ernst & Young advised us that it had identified material weaknesses relating to our internal controls. In a letter dated December 23, 2003, Ernst & Young advised us that a material weakness existed as a result of inadequate communication lines and internal controls relating to the authorization, recognition, capture and review of transactions, facts, circumstances and events that may have a material impact on the Company’s financial reporting process. Ernst & Young has also advised us that a material weakness existed as a result of a lack of supervision, review and quality control related to the accounting for income taxes, noting errors in the computation of income taxes. Further, our current independent auditors have orally advised the audit committee that they have identified what they consider to be material weaknesses in our internal controls with respect to:

•	the non-compliance by various departments in submitting information in accordance with procedures to ensure proper and timely recording of accounts payable;

•	family relationships among certain of our officers and employees;

•	the failure to properly utilize the inventory software to track and report our inventory quantities on a real time basis;

•	the failure to properly account for stock options issued to non-employees; and

•	a lack of supervision, review and quality control related to the accounting for income taxes.

See “Item 9A. Controls and Procedures” for a discussion of steps we and our Audit Committee are taking in response to these communications.

The failure by the Company to properly and timely address the issues identified by the auditors as material weaknesses could adversely impact the accuracy of future reports and filings and the timeliness of such reports and filings made pursuant to the Securities Exchange Act of 1934. In addition, for the audit of our financial statements for the fiscal year ended August 31, 2005, we must comply with Section 404(a) of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by the independent auditors addressing those assessments. While the Company is implementing steps to ensure compliance with Section 404(a) of the Sarbanes-Oxley Act, failure to comply with such requirements could have a material adverse effect on our business.

The restatement of our financial statements for fiscal years 2001 and 2002 and selected financial information for fiscal years 1999 and 2000 exposes us to risks.

In connection with an ongoing review by the Securities and Exchange Commission of our periodic reports, we have restated and obtained a re-audit of our financial statements for the fiscal year ended August 31, 2002, restated our 2001 financial statements, and restated the selected financial information for fiscal years 1999 and 2000. The re-audit and restatements of the financial statements produced adjustments to previously reported amounts. These adjustments are described in Note 2 to the consolidated financial statements. Due to the restatements and re-audit, investors should not rely on the Company’s previously issued financial statements for the fiscal years ended August 31, 1999 through 2002.

The restatement of these financial statements may lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may divert management’s attention and resources away from the business, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceedings, even if resolved in our favor, could cause us to incur significant legal and other expenses. In addition, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatement, which could harm our business and reputation.

Our former independent accountant has ceased operations and investors may not be able to recover against them.

KenWood & Associates, P.C., our independent accountants until May 31, 2002, has ceased its audit practice before the Securities and Exchange Commission. KenWood audited our consolidated financial statements as of August 31, 2001, and for the fiscal year then ended, and issued a report dated November 26, 2001, on such financial statements. KenWood has not reissued its report or consented to the incorporation by reference of such report into this annual report on Form 10-K. In connection with the restatement of these consolidated financial statements, our current independent accountants, Killman, Murrell & Company, has audited the adjustments that were applied to restate the 2001 consolidated financial statements, but did not audit or review the 2001 consolidated financial statements other than with respect to such adjustments. Please read Note 2 to the consolidated financial statements for a description of the adjustments applied to restate our financial statements. Because KenWood has ceased operations before the Securities and Exchange Commission, investors may not be able to recover against KenWood for claims arising from KenWood’s provision of auditing services to us, including claims under federal and state securities laws. Because KenWood has not reissued its report or consented to the incorporation by reference of such report into this annual report on Form 10-K, investors may not be able to recover against KenWood under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the 2001 financial statements audited by KenWood that are included in this report or any omissions to state a material fact required to be stated therein.

Control by single stockholder

Chiu M. Chan beneficially owns an aggregate of approximately 57.9% of the Company’s issued and outstanding common stock. He also serves as our Chairman, Chief Executive Officer and acting Chief Operational Officer. As majority stockholder, he is able to exert significant influence over all matters requiring stockholder approval, including the election and removal of any directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, this stockholder may dictate the day-to-day management of our business. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control, or impeding a merger or consolidation, takeover or other business combination or sale of all or substantially all of our assets. Furthermore, due to this ownership, our public float is limited and as a result the trading price for our common stock may be more volatile than it would be if such concentration did not exist. In the event that this stockholder elects to sell significant amounts of shares of common stock in the future, such sales could depress the market price of our common stock, further increasing the volatility of our trading market.

Our common stock has been delisted from the Nasdaq National Market, which could have a material adverse impact on our stock price, our ability to raise capital and increased obligations under state securities laws.

Our common stock was delisted from the Nasdaq National Market as of the opening of business on Friday, April 16, 2004, because we were not able to file our periodic reports with the Securities and Exchange Commission in a timely manner. Our common stock has continued to be quoted on the National Quotation Service Bureau (the “Pink Sheets”) for unsolicited trading. As a result, there is currently no regular public trading market for the Company’s common stock.

We are making every effort to complete the restatements of our financial statements and make our SEC filings as soon as possible, but we have not yet filed our quarterly reports on Form 10-Q for the periods ended November 30, 2003, February 29, 2004, or May 31, 2004. Once we have become current in our SEC filings, we will explore the listing alternatives available to us. However, we cannot assure you that an active trading market will exist for our common stock.

Our failure to relist our common stock on The Nasdaq National Market or a stock exchange could materially adversely affect the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, the continued lack of a public trading market for our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, which could materially harm our business. In addition, we may no longer qualify for exemptions from state securities registration requirements. Without an exemption, we may need to file time-consuming and costly registration statements for future securities transactions and issuances and to amend our stock option plans.

We have a limited trading market, which could affect your ability to sell shares of our common stock and the price you may receive for our common stock

Our common stock is currently quoted on the National Quotation Service Bureau (the “Pink Sheets”) for unsolicited trading. There is only limited trading activity in our securities. We do not know if a market for our common stock will be reestablished or that, if reestablished, a market will be sustained. Therefore, investors should realize that they may be unable to sell our common stock if they purchase it. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

Even if our common stock were relisted on the Nasdaq National Market System or on a stock exchange, we would have a relatively small public float compared to our market capitalization. Accordingly, we cannot predict the extent to which investors’ interest in our common stock will provide an active and liquid trading market. Due to our limited public float, we may be vulnerable to investors taking a “short position” in our common stock, which would likely have a depressing effect on the price of our common stock and add increased volatility to our trading market. Furthermore, we have been, and in the future may be subject to, class action lawsuits which further increase market volatility. The volatility of the market for our common stock could have a materially adverse effect on our business, results of operations and financial condition.

Future reductions or changes in reimbursement from government or third party payers could adversely impact our operating results.

During fiscal year 2003, our net revenues were derived approximately 52% from state workers’ compensation programs, approximately 37% from commercial payers, and approximately 5% from Medicare and Medicaid programs. In April 2004, the TWCC adopted a new Fee Guideline for Ambulatory Surgical Centers which will become effective as of September 1, 2004. Reimbursement for services not identified in an established fee guideline are reimbursed at a “fair and reasonable” rate. “Fair and reasonable” is not a defined term and the only requirement placed upon an outpatient facility is to bill charges at a “usual and customary” level. Our outpatient and ambulatory surgical center facilities bill for services provided to its workers’ compensation patients at its usual and customary level and pursues reimbursement for these services at a “fair and reasonable” rate. Due to the soon to be effective Ambulatory Surgical Center guidelines, it is anticipated that the number of medical fee disputes filed with the commission may increase during the first twelve months after implementation of this new guideline. As of now, the new fee guideline only affects Ambulatory Surgery Centers and therefore only the West Houston Facility will be affected at this time. In the event that additional rule changes are proposed and adopted that revise fee guidelines or reimbursement rates of the current workers’ compensation statutes, our operating results may be adversely affected. While to date no proposed legislation impacts inpatient operations, there can be no assurances that future legislation may not be adopted. Likewise, in the event that commercial payers modify their respective health benefit programs, such changes could have an adverse material affect in our results of operations.

Delayed Reimbursement under Texas Workers’ Compensation Commission Can Adversely Impact Our Collections Experience and Our Liquidity

With respect to our inpatient surgical services, reimbursement is predicated upon the Acute Care Inpatient Hospital Fee Guideline established by the Texas Workers’ Compensation Commission (“TWCC”). Additionally, with respect to inpatient surgical services having total audited charges exceeding $40,000, the Acute Care Inpatient Hospital Fee Guideline requires the carrier to reimburse the provider 75% of total audited charges. Our reimbursement experience indicates that carriers often dispute the bill or provide reimbursement less than the amount the Company believes it is entitled to receive pursuant to the Acute Care Inpatient Hospital Fee Guideline. In such instances, we are relegated to pursuing our claims through the Medical Dispute Resolution (MDR) process. When the Company is required to pursue reimbursement through the MDR process, any such reimbursement therefrom often involves delays and compromises, due to the subjective nature of the administrative process and the lack of established timeframes in which the reimbursement disputes are to be resolved. This results in the aging of our receivables which affect our liquidity and, in some instances, actual recoveries. Any modification to current reimbursement guidelines may reduce the amount of our reimbursement for future services thereby increasing contractual discounts. The fact that our collection process may be longer than other healthcare providers presents inherent risks in ultimate collection.

Limited Operating History of Current Business Strategy

During the last two fiscal years, management has shifted to managing and operating hospitals rather than the operation of infusion therapy and physician practice management. The Company computes its contractual revenue discount based on its evaluation of historical cash collections and the collectibility of outstanding receivables based on a number of factors, including the age of the receivables, whether the receivable is subject to the MDR process and other factors. This evaluation is highly subjective and is subject to change in the future based on management’s evaluation of these factors. Any changes in the estimates applied in evaluating the collectibility of outstanding receivables could materially impact the Company’s reported revenues and profitability. Due to our limited operating history in this healthcare segment, we have limited data upon which to base this evaluation. As our business in this healthcare segment matures, additional data with respect to historical cash collections and the collectibility of outstanding receivables will become available. As the additional collection data becomes available in the future, management may change its estimate of the collectibility of then outstanding receivables which could affect reported net patient revenues and profitability.

If we fail to comply with the extensive laws and complex government regulations applicable to us, we could suffer penalties or be required to make significant changes to our operations.

We are required to comply with extensive and complex laws and regulations at the federal, state and local government levels. We believe we are in substantial compliance with current laws and regulations that relate to, among other things:

•	licensure, certification and accreditation;

•	billing for services;

•	relationships with physicians and other referral sources, including physician self-referral and fraud and abuse;

•	adequacy and quality of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance and security issues associated with medical records;

•	the screening, stabilization and transfer of patients who have emergency medical conditions;

•	building codes;

•	environmental protection;

•	clinical research;

•	operating policies and procedures; and

•	addition of facilities and services.

Many of these laws and regulations are expansive, and we do not always have the benefit of significant regulatory or judicial interpretation of them. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs, operating procedures, and contractual arrangements.

If we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including:

•	criminal penalties,

•	civil penalties, including monetary penalties and the loss of our licenses to operate one or more of our hospitals, and

•	exclusion of one or more of our hospitals from participation in the Medicare, Medicaid and other federal and state healthcare programs, such as workers’ compensation program.

A determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial condition, results of operations or prospects and our business reputation could suffer significantly. In addition, we are unable to predict whether other legislation or regulations at the federal or state level will be adopted, what form such legislation or regulations may take or their impact.

If the Anti-kickback Statute, physician self-referral or other fraud and abuse laws are modified, interpreted differently or if other regulatory restrictions are issued, we could incur significant sanctions and loss of reimbursement.

The federal Anti-kickback Statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring items or services payable by Medicare, Medicaid or any other federal healthcare program. The Anti-kickback Statute also prohibits any form of remuneration in return for purchasing, leasing, or ordering or arranging for or recommending the purchasing, leasing or ordering of items or services payable by these programs. The Anti-kickback Statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by existing case law, regulations or advisory opinions. Violations of the Anti-kickback Statute may result in substantial civil or criminal penalties, including criminal fines of up to $25,000 or imprisonment and civil penalties of up to $50,000 for each violation, plus three times the amount claimed and exclusion from participation in the Medicare, Medicaid, and other federal healthcare reimbursement programs.

The federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician, absent an exception, from making a referral for a designated health service to an entity if the physician or a member of the physician’s immediate family has a financial relationship with the entity. There are various ownership and compensation arrangement exceptions to the self-referral prohibition. The exception that in the past permitted physicians to invest in our hospitals and make a referral to the hospital include the requirements that the physician be authorized to perform services at the hospital and own an interest in the entire hospital, as opposed to an ownership interest in a department or subdivision of the hospital. This exception is currently suspended during an 18-month moratorium on new specialty hospitals while a governmental study is being conducted.

The results of the study may affect ownership and other investment interests purchased by physicians. This study as well as other possible amendments to the Stark Law could require us, however, to change the manner in which we establish relationships with physicians to develop a hospital. We cannot predict the results of the study or whether any other amendment to the Stark Law will be enacted or the effect they might have on us. Many states in which we operate also have adopted, or are considering adopting, similar physician self-referral laws. Some of these laws prohibit referrals of patients by physicians in certain cases and others require disclosure of the physician’s interest in the healthcare facility if the physician refers a patient to the facility. Some of these state laws apply even if the payment for care does not come from the government.

Federal law also contains provisions imposing civil monetary penalties for various fraudulent and/or abusive practices, including, among others, hospitals which knowingly make payments to a physician as an inducement to reduce or limit medically necessary care or services provided to Medicare or Medicaid beneficiaries. The OIG issued a Special Advisory Bulletin on physician incentive compensation, referred to as “gainsharing arrangements”, that also warns that other joint ventures between hospitals and physicians may implicate this provision as well as the Anti-kickback Statute, and specifically refers to specialty hospitals. We believe that the ownership distributions paid to physicians by our hospitals do not constitute payments made to physicians under gainsharing arrangements. We cannot assure you, however, that the OIG or any other federal agency charged with enforcement of the Anti-kickback Statute will agree with this interpretation or that new laws or regulations or future changes in the interpretation of existing laws and regulations will not adversely affect our business.

The federal Anti-kickback Statute, the Stark Law and similar federal and state statutes that may also involve private payers are, however, subject to different interpretations with respect to many important provisions. Violations of these laws may result in substantial civil or criminal penalties, including large civil monetary penalties and exclusion from participation in the Medicare, Medicaid and other healthcare programs. Exclusion of our hospitals from these programs could result in significant loss of revenues and consequently would have a material adverse effect on us. In addition, we could be forced to expend considerable resources responding to an investigation or enforcement action under these laws and regulations. Further judicial or agency interpretation of existing laws or further legislative restrictions on physician ownership, investment in, or other financial relationships with healthcare facilities could have a material adverse effect on us.

If we are unable to acquire and develop additional hospitals on favorable terms, we may be unable to execute our acquisition and development strategy, which could limit our future growth.

Our strategy is to increase our revenues and earnings by continuing to acquire and to develop additional hospitals. Our efforts to execute our acquisition and development strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisition and development transactions. We are currently evaluating potential acquisitions and development projects and expect to continue to evaluate acquisitions and development projects in the foreseeable future. The hospitals we develop typically incur losses during the early stages of operation and, unless and until their case loads grow, they generally experience lower total revenues and operating margins than established hospitals. We may not be successful in acquiring additional hospitals, developing hospitals or achieving satisfactory operating results at acquired or newly developed hospitals. Further, assets we acquire in the future may not ultimately produce returns that justify our related investment. If we are not able to execute our acquisition and development strategy, our ability to increase revenues and earnings through future growth would be impaired.

If we are unable to manage growth, we may be unable to achieve our growth strategy.

We expect to continue to expand our operations in the future provided that we have sufficient capital to effect our growth strategy. As a young company, our rapid growth has placed, and will continue to place, increased demands on our management, operational and financial information systems and other resources. Further expansion of our operations will require substantial financial resources and management attention. To accommodate our past and anticipated future growth, and to compete effectively, we will need to continue to implement and improve our management, operational and financial information systems and to expand, train, manage and motivate our workforce. Our personnel, systems, procedures or controls may not be adequate to support our operations in the future. Further, focusing our financial resources and management attention on the expansion of our operations may negatively impact our financial results. Any failure to implement and improve our management, operational and financial information systems, or to expand, train, manage or motivate our workforce, could reduce or prevent our growth.

Our future results could be harmed by economic, political, regulatory and other risks associated with our potential expansion into foreign operations.

Our Board of Directors has ratified and approved negotiations for the potential long-term lease of land and procurement of a hospital license for a hospital to be constructed in Shanghai, China. The proposed hospital would be owned by a joint venture company controlled by Dynacq, with several local joint venture partners. While certain approvals from the Beijing and Shanghai governments have been obtained, other required approvals have not. No assurance can be given that the required approvals will be obtained or that the proposed joint venture hospital project can be achieved at all, or if so, on terms deemed favorable to us. The Company is currently negotiating the lease and has made an earnest money deposit of $640,000. We cannot assure you that the required approvals will be confirmed or that the proposed joint venture hospital project can be achieved at all, or if so, that the terms will be favorable to the Company.

There can be no assurance that we will be able to accomplish our expansion plans or successfully conduct our operations in China or in any other future foreign markets. The failure to do so, including the failure to attract patients and to recruit qualified physicians to this facility, could have a material adverse effect on our business, financial condition, and results of operations. In addition, there can be no assurance that we will have sufficient capital to complete the construction and development of the facility in China in a timely manner or at all.

The risks associated with international expansion could adversely affect our ability to expand our business. Expansion of our operations into new markets entails substantial working capital and capital requirements associated with complying with a variety of foreign laws and regulations, complexities related to obtaining agreements from foreign governments and third parties, foreign taxes, and financial risks, such as those related to foreign currency fluctuations. If we expand internationally, we also will be subject to general geopolitical risks, such as political and economic instability and changes in diplomatic relationships. In many market areas, other healthcare facilities and companies already have significant presence, the effect of which could be to make it more difficult for us to attract patients and recruit qualified physicians.

New federal and state legislative and regulatory initiatives relating to patient privacy and electronic data security could require us to expend substantial sums acquiring and implementing new information and transaction systems, which could negatively impact our financial results.

There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing patient privacy concerns and standards for the exchange of electronic health information. These provisions are intended to enhance patient privacy and the effectiveness and efficiency of healthcare claims and payment transactions. In particular, the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 may require us to acquire and implement expensive new computer systems and to adopt business procedures designed to protect the privacy of each of our patient’s individual health information.

On August 17, 2000, the Department of Health and Human Services issued final regulations establishing electronic data transmission standards that healthcare providers must use when submitting or receiving certain healthcare data electronically. Compliance with these regulations was initially required by October 16, 2002. However, on December 27, 2001, President Bush signed into law the Administrative Simplification Compliance Act, which requires that, by October 16, 2002, covered entities must either: (1) be in compliance with the electronic data transmission standards; or (2) submit a summary plan to the Secretary of Health and Human Services describing how the entity will come into full compliance with the standards by October 16, 2003. As of that date, we believe that we are in substantial compliance with the standards.

The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act also require the Department of Health and Human Services to adopt standards to protect the security and privacy of health-related information. Proposed security standards were published on August 12, 1998, but they have not been finalized. The proposed security standards would require healthcare providers to implement organizational and technical practices to protect the security of patient information. Once the security regulations are finalized, we will have approximately two years to comply with such regulations.

In addition, on December 28, 2000, the Department of Health and Human Services released final regulations regarding the privacy of healthcare information. Although these privacy regulations were effective April 14, 2001, compliance with these regulations was not required until April 14, 2003. The privacy regulations extensively regulate the use and disclosure of individually identifiable healthcare information, whether communicated electronically, on paper or verbally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed.

These regulations were expected to have a financial impact on the healthcare industry, because they imposed extensive new requirements and restrictions on the use and disclosure of identifiable patient information. Because of the nature of the security and privacy regulations, we cannot predict the total financial or other impact of these regulations on our business and compliance with these regulations could require us to spend substantial sums, which could negatively impact our financial results. We believe that we are in material compliance with existing state and federal regulations relating to patient privacy. However, if we fail to comply with the recently released regulations, we could suffer civil penalties up to $25,000 per calendar year for each violation and criminal penalties with fines up to $250,000 per violation. In addition, we will continue to remain subject to state laws that may be more restrictive than the federal privacy regulations.

We are dependent upon establishing and maintaining surgeon relationships

Our continued success will depend upon our ability to continue to develop and maintain productive relationships with surgeons utilizing our facilities. Identifying appropriate surgeons and our surgeon groups and negotiating and implementing affiliations with these groups can be a lengthy process. There can be no assurance that we will be successful in identifying and establishing relationships with these surgeons, and if relationships are established, there can be no assurance that such relationships will be maintained. None of the surgeons or physicians practicing at our hospitals have a legal commitment, or any other obligation or arrangement, that requires the physician to refer patients to any of our hospitals. Our revenues and profitability would be reduced if we lost our relationship with one or more key surgeons or group of surgeons or such surgeons or groups reduce their use of our hospitals.

We are dependent upon the good reputation of our physicians

The success of our business is dependent upon quality medical services being rendered by our physicians. Any negative publicity, whether from civil litigation, allegations of criminal misconduct, or forfeiture of medical licenses, with respect to any of our physicians and/or our facilities could adversely affect our results of operations. This could occur through the loss of a physician who provides significant revenue to the Company, or decisions by patients to use different physicians or facilities with respect to their healthcare needs. In addition, we have been the subject of negative publicity in news reports focusing on our Pasadena Facility, which has harmed our business and reputation. As the patient-physician relationship involves inherent trust and confidence, any negative publicity adversely affecting the reputation of our physicians or our facilities would likely adversely affect our results of operations.

A significant percentage of our revenues are generated through relatively few physicians.

For the fiscal year ended August 31, 2003, approximately 76% of our revenues were generated from 11 surgeons. During the period August 2003 to May 2004 six physicians who had accounted for over 54% of our gross revenues in fiscal 2003, departed from the Pasadena Facility or substantially reduced their surgeries for various reasons. Among these physicians Dr. Eric Scheffey, who had his medical license suspended in August 2003, accounted for 21% of 2003 gross revenues and Dr. Carlos Ferrari, who departed to practice elsewhere, accounted for 10.3% of 2003 gross revenues. The Company has been engaged in efforts to recruit new physicians to the staff. While we believe that we will be able to attract and retain additional physicians, the loss of physicians who provide significant net patient revenues for the Company may adversely affect our results of operations.

Our physicians need to be on the approved doctors’ list

Since September 2003, the TWCC has required that injured employees in Texas receive healthcare from a doctor on the approved doctors’ list (“ADL”), except in an emergency or for the immediate post-injury medical care. Accordingly, doctors on the ADL, whether licensed in Texas or licensed by another jurisdiction, are required to complete training mandated by the TWCC, apply for a certificate of registration and disclose any required financial interests. At this time, we believe that all doctors involved in the care and treatment of patients covered by the Texas Worker’s Compensation Act who maintain medical staff privileges at the Company’s locations have applied to be on the ADL and have either been granted a temporary exception or have been placed on the ADL. The TWCC reserves the right to review a doctor at any time and take action at a later date for all doctors currently placed on the ADL. The failure of any of our physicians to be listed or maintain listing on the ADL could adversely affect our results of operations.

We are dependent on our hospital facilities for a majority of our revenues

In fiscal year 2003, the majority of our revenues were derived from the management and operation of the Pasadena Facility. As the Company has executed its business strategy to open additional facilities and recruit more physicians, it has become less dependent upon the net revenues generated by the Pasadena Facility for its overall financial success. While the departure of several physicians from the Pasadena Facility contributed to its concurrent drop in net revenue, our other facilities have increased their net revenue. However, should the results of any one of our current hospital facilities experience a substantial decline in revenue for any reason, our operating results will be materially adversely affected.

If government laws or regulations change, or the enforcement or interpretation of them change, we may be obligated to purchase some or all of the ownership interests of the physicians affiliated with us.

Changes in government regulation or changes in the enforcement or interpretation of existing laws or regulations could obligate us to purchase some or all of the ownership interests of the physicians affiliated with us in the limited partnerships or limited liability companies that own and operate our hospitals. The regulatory changes that could create this obligation include changes that:

•	make illegal the referral of Medicare or other patients to our hospitals by physicians affiliated with us;

•	create the substantial likelihood that cash distributions from the limited partnerships or limited liability companies through which we operate our hospitals to physicians affiliated with us would be illegal; or

•	make illegal the ownership by the physicians affiliated with us of interests in the partnerships or limited liability companies through which we own and operate our hospitals.

At this time, we are not aware of any regulatory amendments or proposed changes that would trigger this obligation. In the event that we are required to purchase all of the physicians’ ownership interests we could be required to use our cash resources for such acquisitions. The creation of these obligations and the possible termination of our affiliation with these physicians could have a material adverse effect on us.

We could be harmed by ongoing Texas Attorney General and SEC investigations.

We have been notified by the Office of the Attorney General of Texas (“AG’s office”) that we are the subject of an investigation of possible violations of the statutes governing the solicitation of patients. We believe that such investigation stems from the same allegations that have been asserted in a private lawsuit currently pending against us. We have denied the allegations in that lawsuit and continue to vigorously defend the suit. We had also previously received an inquiry from the AG’s office requesting documentation related to any instances of deaths occurring at our facilities between January 1, 1999 and January 29, 2004. We are cooperating with the AG’s office on each of these matters, but believe the complaints received by the AG’s office to be without merit. In the event charges are filed against us related to this investigation, we could be subject to significant sanctions and penalties, which could have a material adverse effect on our business and financial condition. Furthermore, our reputation could suffer and any damage to our reputation could cause us to lose existing patients and fail to attract new patients and qualified physicians, which would have a material adverse effect on our business and financial condition. While the Company has denied any wrongdoing and intends to vigorously defend itself, no assurance can be given as to the outcome of this matter or the effect on our business.

On December 18, 2003, we received a notice of an informal investigation from the Fort Worth, Texas District Office of the Securities and Exchange Commission requesting our voluntary assistance in providing information regarding reporting of our financial statements, recognition of costs and revenue, accounts receivable, allowances for doubtful accounts and our internal controls. We have been cooperating fully with the continuing informal SEC investigation. We cannot predict the outcome of this matter or the effect that it may have on us.

Other companies within the healthcare industry also continue to be the subject of federal and state investigations, which increases the risk that we may become subject to investigations in the future.

Both federal and state government agencies, as well as private payers, have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare organizations. These investigations relate to a wide variety of topics, including the following:

•	cost reporting and billing practices;

•	quality of care;

•	financial relationships with referral sources; and

•	medical necessity of services provided.

In addition, the OIG and the Department of Justice have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Moreover, another trend impacting healthcare providers is the increased use of the Federal False Claims Act, particularly by individuals who bring actions under that law. Such “qui tam” or “whistleblower” actions allow private individuals to bring actions on behalf of the government alleging that a healthcare provider has defrauded the federal government. If the government intervenes and prevails in the action, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil monetary penalties of between $5,500 and $11,000 for each false claim submitted to the government. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the qui tam plaintiff may pursue the action independently. Additionally, some states have adopted similar whistleblower and false claims provisions.

Some of our activities could become the subject of governmental investigations or inquiries. For example, a portion of our revenues derive from Medicare and Medicaid billings, and venture arrangements involving physician investors. Any investigations of us, our executives or physicians practicing at our hospitals could result in significant liabilities or penalties to us, as well as adverse publicity.

If we become subject to significant legal actions, we could be subject to substantial uninsured liabilities.

In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. We do not employ any of the physicians who conduct surgical procedures at our hospitals and the governing documents of each of our hospitals require physicians who conduct surgical procedures at our hospitals to maintain stated amounts of insurance. Additionally, to protect us from the cost of these claims, we maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe to be appropriate for our operations. If we become subject to claims, however, our insurance coverage may not be sufficient or continue to be available at a cost allowing us to maintain adequate levels of insurance. If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, we could be adversely affected.

We do not presently carry director and officer liability insurance

We do not presently carry director and officer liability insurance, and, pursuant to indemnification agreements with certain of our officers and directors and our certificate of incorporation and bylaws, we provide for indemnification and advancement of expenses to the full extent permitted by Delaware law. As a result, our assets are at risk in the event of successful claims against us or our officers and directors. Our assets may not be sufficient to satisfy judgments against us and our officers and directors in the event of such successful claims, or to pay for the costs of defense. In addition, our lack of director and officer liability insurance may adversely affect our ability to attract and retain highly qualified directors and officers in the future.

Our hospitals face competition for patients from other hospitals and healthcare providers.

The healthcare business is highly competitive and competition among hospitals and other healthcare providers for patients has intensified in recent years. Generally, other hospitals in the local communities served by most of our hospitals provide services similar to those offered by our hospitals. In addition, the number of freestanding specialty hospitals and surgery and diagnostic centers in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in an increasingly competitive environment. Some of the hospitals that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Increasingly, we are facing competition by physician-owned freestanding surgery centers that compete for market share in high margin services and for quality physicians and personnel. If our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their healthcare facilities, we may experience a decline in patient volume.

Our hospitals face competition for staffing, which may increase our labor costs and reduce profitability.

Our operations are dependent on the effort, abilities and experience of the management and medical support personnel, such as nurses, pharmacists and lab technicians, as well as its physicians. We compete with other healthcare providers in recruiting and retaining qualified management and support personnel responsible for the day-to-day operations of each of our hospitals, including nurses and other non-physician healthcare professionals. In some markets, the availability of nurses and other medical support personnel has become a significant operating issue to healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs could have a material adverse effect on our results of operations.

Our hospitals are heavily concentrated in Texas and Louisiana, which makes us sensitive to regulatory, economic and competitive changes in those States.

All of our hospitals are currently located in Texas and Louisiana, which makes us particularly sensitive to regulatory, economic, and competition changes in those states. Any material change in the current regulatory, economic or competitive conditions in these states could have a disproportionate effect on our overall business results.

If laws governing the corporate practice of medicine change, we may be required to restructure some of our relationships.

The laws of various states in which we operate or may operate in the future do not permit business corporations to practice medicine, exercise control over physicians who practice medicine or engage in various business practices, such as fee-splitting with physicians. The interpretation and enforcement of these laws vary significantly from state to state. We are not required to obtain a license to practice medicine in any jurisdiction in which we own or operate a hospital or other facility because our hospitals are not engaged in the practice of medicine. The physicians who use our hospitals to provide care to their patients are individually licensed to practice medicine. Except for Medical Directorship Agreements and specialized service agreements, such as anesthesia services, the physicians and physician group practices are not affiliated with us other than through the physicians’ ownership interests in the ventures that own and operate our hospitals.

Although we believe that our arrangements with physicians and physician group practices comply with applicable laws, we cannot assure you that a government agency charged with enforcement of these laws, or a private party, might not assert a contrary position. If our arrangements with these physicians and physician group practices were deemed to violate state corporate practice of medicine, fee-splitting or similar laws, or if new laws were enacted rendering these arrangements illegal, we may be required to restructure our relationships with physicians and physician groups which may have a material adverse effect on our business.

The eighteen-month moratorium on physician investment in and referrals to certain specialty hospitals may affect our development of new facilities.

On March 19, 2004, the Centers for Medicare and Medicaid Services (CMS) announced its implementation of a moratorium on physician investment in and referrals to certain specialty hospitals enacted by Congress as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Congress and CMS define specialty hospitals as primarily or exclusively engaged in the care and treatment of one of the following categories: (i) patients with a cardiac condition, (ii) patients with an orthopedic condition or (iii) patients receiving a surgical procedure. The moratorium became effective on December 8, 2003 and expires on June 8, 2005. Congress specifically excluded from the moratorium, hospitals that were in operation before or under development as of November 18, 2003. In determining whether a specialty hospital was “under development” as of November 18, 2003, the CMS considers whether all of the following occurred prior to November 18, 2003: (i) architectural plans were completed, (ii) funding was received, (iii) zoning requirements were met, and (iv) necessary approvals from appropriate state agencies were received. In cases where all of these steps were not completed prior to November 18, 2003, the CMS will make a case-by-case determination as to whether the specialty hospital was “under development” and will consider any other evidence that would indicate the under development status. To request a case-specific determination regarding whether a specialty hospital was under development as of November 18, 2003, an interested party can request a written opinion from the CMS. During the 18-month moratorium, the Medicare Payment Advisory Commission, in consultation with the Comptroller General of the United States will conduct a study to determine, in addition to other things, the financial impact of physician-owned specialty hospitals on local full-service community hospitals. We cannot predict the results of this study, or the action that Congress may take in response to the study.

Item 2.	Properties

The Pasadena Facility, the office building adjacent to such facility, and the land upon which the facilities are located are owned by a wholly owned subsidiary of the Company. The hospital is approximately 45,000 square feet and the office building is approximately 36,000 square feet. Management believes the facility is adequately covered by insurance. The Baton Rouge Facility, the office building adjacent to such facility, and the approximately 20 acres of land upon which the facilities are located are owned by a wholly owned subsidiary of the Company. The hospital is approximately 49,500 square feet and the office building is approximately 6,900 square feet. The Garland Facility, including an approximately 90,000 square foot hospital, an approximately 27,000 square foot medical office building and approximately 22.7 acres of land in Garland, Texas, are owned by a wholly-owned subsidiary of the Company. The total assets were acquired in August 2003 for approximately $8.5 million including the assumption of approximately $2.9 million of liabilities. The Company has completed renovations at that facility, with six surgical suites, and started performing surgical procedures in late November 2003. In February 2003 a subsidiary of the Company purchased 6.4 acres of land in Slidell, Louisiana for approximately $2.3 million for a possible new hospital. The Company determined that the proposed Slidell hospital project did not fit its current business plan and sold the land in January 2004 for approximately $2.5 million. This property was classified as an asset held for sale as of August 31, 2003. The Company’s obligations under its reducing revolving line of credit are secured by substantially all of the Company’s assets.

During fiscal year 2003, a Company subsidiary purchased approximately four acres of land in The Woodlands, Texas for approximately $3 million with plans to build a new hospital over the next two years on such property. At this time, the project is still in the planning stage.

The Company leases approximately 7,800 square feet for its West Houston Ambulatory Surgery Center as well as its fertility clinic for approximately $16,350 per month pursuant to leases that expire in May 2008.

In July 1996, DPMI leased approximately 3,000 square feet of office space from the City of Pasadena pursuant to a lease expiring in June 2006, requiring lease payments of $10,800 annually.

The Company had previously leased 1,000 square feet of office space for its executive offices on a month-to-month basis for $1,286 per month. As of September 1, 2003, the Company increased its leased space to approximately 7,250 square feet and entered into an 8 year lease for this office space. The Company will pay $1,286 per month for the first year of the lease and $6,525 per month for the remainder of the lease term. The lessor of the office space is Capital Bank, of which Mr. Earl Votaw, one of the Company’s directors, is a director. Management believes that the lease rate being paid is consistent with comparable commercial rates available in the area.

Item 3.	Legal Proceedings

In January 2002, the Company, two of its officers, and the spouse of one of the officers were named as defendants in a shareholder class action lawsuit, Hamilton v. Dynacq International, et al., in the United States District Court for the Southern District of Texas alleging violations of federal securities laws and regulations. The suit, in which the plaintiffs sought unspecified damages, payment of costs and expenses and other equitable or injunctive relief, was brought in early 2002 following a sharp high volume increase in short sales of our common stock. The putative class covered those persons who purchased the Company shares between November 29, 1999 and January 16, 2002. The various complaints that were consolidated claimed that the Company violated Sections 10(b) and 20(a) and Rule 10b-5 under the Exchange Act by making materially false or misleading statements or omissions regarding revenues and receivables and regarding whether our operations complied with various federal regulations. The district court consolidated these actions and appointed a lead plaintiff in the matter. The lead plaintiff filed a consolidated amended complaint on September 6, 2002. The Company and its officers moved to dismiss the complaint on February 25, 2003. On August 26, 2003, the Court dismissed with prejudice and denied plaintiffs leave to amend further. The plaintiffs thereafter filed a notice of appeal. In May 2004, the plaintiffs dismissed their appeal, thereby concluding the case.

A separate shareholder derivative action alleging breach of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment, Flory v. Chan, et al., H-02-3123, was also brought in U.S. District Court for the Southern District of Texas in August 2002, but was stayed on November 12, 2002 by the district court pending the outcome of the shareholder class action described above. The plaintiff in the derivative case, who seeks unspecified damages and equitable or injunctive relief, and payment of expenses did not make a demand on the Company or its Board of Directors prior to filing suit. It remained stayed pending the plaintiff’s appeal of the dismissal of the shareholder class action. Given the plaintiff’s dismissal of the appeal in the shareholder class action, the Company has moved to dismiss the derivative action. This derivative matter, if it were to proceed, would not seek to recover any damages from the Company, but could expose the Company to bearing some unknown legal or indemnity costs which we cannot predict at this time.

In March 2002, the Company accepted service of a shareholder derivative action, Brill v. Chan, et al., filed on or about February 26, 2002 in the 295th District Court of Harris County, Texas brought on behalf of the Company against its officers and directors, outside auditor, investment bank, and two analysts affiliated with that investment bank. The suit alleges breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence and breach of contract. Plaintiff makes general allegations of the defendants’ alleged misconduct in “(i) causing or allowing the Company to conduct its business in an unsafe, imprudent and unlawful manner; (ii) failing to implement and maintain an adequate internal control system; and (iii) exposing Dynacq to enormous losses,” including allegations that various press releases and/or public statements issued between January 1999 and January 2002 were misleading. Plaintiffs further allege sales by the Company’s insiders while in possession of material non-public information. The plaintiffs made no demand on either the Company or its Board of Directors prior to filing suit. The Company’s Board of Directors appointed a Special Litigation Committee to conduct an investigation and make a determination as to how the Company should proceed on the claims asserted in the state court shareholder derivative case. On February 24, 2003, the Special Litigation Committee adopted a resolution directing the Company’s counsel to seek dismissal or settlement of the state court derivative action. A Stipulation of Settlement was executed by both parties and filed with the Court on September 11, 2003. The final Settlement, which was approved by the Court on November 10, 2003, provided, among other things, that (1) the claims were dismissed with prejudice and (2) defendants agreed to pay the legal fees and expenses of plaintiffs (shareholders), which the Court set at $500,000. Plaintiffs’ counsel offered to accept such payment in Dynacq common stock or in cash, and the payment was made in cash. Among the terms of the Settlement, it was stipulated that, as a result of the prosecution of the lawsuit and/or the work of the Special Litigation Committee of the Board of Directors of Dynacq, Dynacq had implemented and/or had agreed to implement certain procedures relating to its Audit Committee and its accounting for uncollectible accounts and contractual allowances. The Settlement does not require any change in previously reported financial statements. The Company had accrued for this settlement at August 31, 2003. The Company made the payment after August 31, 2003 and the matter is now concluded.

Eight lawsuits were filed in the United States District Court for the Southern District of Texas (Houston Division) between December 24, 2003 and January 26, 2004, alleging federal securities law causes of action against the Company and various current and former officers and directors. The cases were filed as class actions brought on behalf of persons who purchased shares of Company common stock in the open market generally during the period of January 14, 2003 through December 18, 2003. Under the procedures of the Private Securities Litigation Reform Act, certain plaintiffs have filed motions asking to consolidate these actions and be designated as lead plaintiff. The court consolidated the actions and appointed a lead plaintiff in the matter. An amended complaint was filed on June 30, 2004, asserting a class period of November 27, 2002 – December 19, 2003 and naming additional defendants, including Ernst & Young LLP. The amended complaint seeks certification as a class action and alleges that the defendants violated Sections 10(b), 20(a), 20(A) and Rule 10b-5 under the Exchange Act, by publishing materially misleading financial statements which did not comply with generally accepted accounting principles, making materially false or misleading statements or omissions regarding revenues and receivables, operations and financial results and engaging in an intentional fraudulent scheme aimed at inflating the value of Dynacq’s stock. The Company intends to vigorously defend the allegations and will file a motion to dismiss all or some of the claims. The Company cannot predict the ultimate outcome of the lawsuit or whether the lawsuit will have a material adverse effect on the Company’s financial condition.

The Company is named as a defendant in the lawsuit Leo Borrell v. Dynacq International, Inc., NeWeigh, Inc., and Diane Crumley, Vital Weight Control, Inc., d/b/a NeWeigh, and Vista Community Medical Center, L.L.C. (Cause No. 2002-13659) filed in March 2002 in the 281st Judicial District Court of Harris County, Texas. Dr. Borrell is seeking recovery of commissions he alleges are owed pursuant to an oral agreement with the Company. Dr. Borrell has yet to determine the damages that he is seeking. After a significant amount of discovery has been conducted, we believe this case to be without merit, and intend to continue to vigorously defend this matter.

Late in fiscal year 2003, a dispute arose between one of the Company’s subsidiaries and Jane Capital, LLC and Sunbelt Medical Corp. related to the purchase of medical equipment for the Company’s Baton Rouge Facility.

Because Jane Capital and Sunbelt each demanded identical full payment for the equipment without providing necessary supporting documents, the Company’s subsidiary filed suit in April 2003 in state district court in Harris County, Texas (165th District) to require Jane Capital, LLC and Sunbelt Medical Corp. to produce the documents, to determine the proper amount owed for the equipment and to whom such amounts were owed and to reimburse the Company for selling it certain defective products. The lawsuit was settled in May 2004. As a result of the settlement, the amount paid by the Company was approximately $1 million less than the amounts claimed by the defendants.

In September 2003, a contractor who operated the pharmacy at the Baton Rouge Facility filed suit against the Company, the CEO, and the Baton Rouge Facility in Louisiana. The lawsuit, case number 598-564, was filed in the Twenty Fourth Judicial District Court for the Parish of Jefferson, State of Louisiana, and alleges that the plaintiff is owed additional fees in excess of $1,000,000 for costs of goods and services rendered. The plaintiff has asserted claims for breach of contract, fraud, negligence, fraudulent misrepresentation, negligent misrepresentation, civil conspiracy and gross negligence. The Company believes the plaintiff’s claims are without merit and intends to continue to vigorously defend the lawsuit. However, we cannot predict the ultimate outcome of the lawsuit or whether the lawsuit will have a material adverse effect on the Company’s financial condition.

In December 2002, the Pasadena Facility was notified by the Centers for Medicare and Medicaid Services (“CMS”) that the Pasadena Facility had allegedly violated requirements of the Emergency Medical Treatment and Labor Act (“EMTALA”). The Texas Department of Health (“TDH”) conducted an investigation and reported to the CMS that appropriate corrective actions had been taken. As a result of TDH’s findings, the CMS notified the facility in January 2003 that its eligibility for Medicare participation remained in effect, but, as required by §1867(d) of the Social Security Act, the matter would be forwarded to the Quality Improvement Organization (“QIO”) to review the case and report its findings to the OIG for a possible assessment of a civil monetary penalty. The facility met with the QIO on October 3, 2003. As of this date, there has been no report issued by the QIO or any response received from the OIG. The Company does not anticipate that it will incur any material liability that would have a material adverse effect on the Company’s operations, cash flows, or financial condition as a result of this proceeding.

On December 18, 2003, we received a notice of an informal investigation from the Fort Worth, Texas District Office of the Securities and Exchange Commission requesting our voluntary assistance in providing information regarding reporting of our financial statements, recognition of costs and revenue, accounts receivable, allowances for doubtful accounts and our internal controls. We have been cooperating fully with the continuing informal SEC investigation.

By letter dated December 9, 2003, the Office of the Attorney General of Texas (“AG’s Office”) requested documentation concerning incidents at Vista Medical Center in Pasadena, Texas, which resulted in death between December 2001 and December 2003. By letter dated January 20, 2004, the AG’s office broadened that inquiry to include all Vista facilities, all incidents resulting in death, and during a broader time period from January 1, 1999 through January 20, 2004. No specific focus or subject of the inquiry was identified and we have received no further correspondence from the AG’s office explaining this request. In February 2004, the Company was notified by the AG’s office that it is the subject of an investigation of possible violations of the statutes governing the solicitation of patients. Based on the documents requested by the AG’s office and communications with Company representatives, the Company believes that such investigation stems from the same allegations that have been asserted in the private lawsuit with Dr. Borrell described above. The Company has denied the allegations in that lawsuit and continues to vigorously defend the suit. The Company is cooperating with the AG’s Office on each of these matters, but believes the complaints received by the AG’s office to be without merit.

From time to time, the Company is involved in litigation and administrative proceedings that are incidental to its business. The Company cannot predict whether any litigation to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows, or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders of the Company in the fiscal quarter ended August 31, 2003. However, on October 24, 2003, we sent a notice and information statement notifying our stockholders that we had received written consents in lieu of a meeting from stockholders representing a majority of our outstanding shares of common stock approving the reincorporation of Dynacq International, Inc., a Nevada corporation (“Dynacq-Nevada” or the “Company”) in Delaware by merger with and into its wholly-owned Delaware subsidiary, Dynacq Healthcare, Inc. (“Dynacq-Delaware”). Prior to the mailing of the notice and information statement, certain of our officers and directors and their affiliates, who collectively held a majority of our outstanding common stock, signed written consents approving the reincorporation. As a result, the reincorporation was approved, and neither a meeting of our stockholders nor additional written consents were necessary. The reincorporation was effective at 12:01 a.m., Central Standard Time, on November 14, 2003. As a result of the reincorporation:

•	the Company is governed by the laws of the State of Delaware and by a new Certificate of Incorporation and new Bylaws prepared in accordance with Delaware law;

•	the Company’s corporate name changed from Dynacq International, Inc. to Dynacq Healthcare, Inc.; and

•	the Company’s authorized capital stock decreased from 300,000,000 shares of common stock and 5,000,000 shares of preferred stock to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.

As of the close of business on September 23, 2003, the record date for shares entitled to notice of and to sign written consents in connection with the reincorporation, there were 14,944,956 shares of our common stock outstanding. The Company received written consents representing 8,824,964 shares of common stock in favor of the approval of the reincorporation.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock was delisted from the Nasdaq National Market as of the opening of business on Friday, April 16, 2004. Following the delisting, our common stock has been quoted on the National Quotation Service Bureau (the “Pink Sheets”) for unsolicited trading. As a result, there is no regular public trading market for the Company’s common stock.

The Company’s common stock previously traded under the symbol “DYII” on the Nasdaq National Market System. The following table sets forth the high and low bid price of the common stock for the past two fiscal years and the interim period prior to the delisting of the Company’s common stock, as reported by the Nasdaq National Market. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	HIGH	LOW
FISCAL YEAR 2004
First quarter	$27.85	$15.71
Second quarter	18.84	4.11
Third quarter	9.51	3.30
FISCAL YEAR 2003
First quarter	$16.18	$10.40
Second quarter	15.90	13.08
Third quarter	14.74	12.00
Fourth quarter	26.00	12.45
FISCAL YEAR 2002
First quarter	$25.79	$11.00
Second quarter	29.25	5.70
Third quarter	18.00	9.06
Fourth quarter	17.25	11.31

As of June 30, 2004, there were approximately 322 record owners of the Company’s common stock. This number does not include stockholders who hold the Company’s securities in nominee accounts with broker-dealer firms or depository institutions.

The Company intends to retain all earnings for operations and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon the Company’s results of operations, financial condition and capital requirements, as well as such other factors as the Company’s Board of Directors may consider.

Recent Sales of Unregistered Securities

In January 21, 2003, the Company declared a stock dividend of one Dynacq share of non-transferable Series A Preferred stock for every full block of 100 shares of Dynacq common stock payable to stockholders of record at the close of business on February 10, 2003. At the option of the holders, the stock dividend could be redeemed by the Company at a price of $14.50 per share, or converted on a 1-to-1 basis to common stock. Pursuant to this stock dividend, during fiscal year 2003, a total of 129,577 common shares were issued upon conversion and the Company paid approximately $474,000 in cash for shares submitted to us for redemption. No shares of Series A Preferred Stock were outstanding at August 31, 2003. The Company believes that the transactions were exempt from registration under Section 4(2) of the Securities Act, and all issuances were made by officers of the Company who received no commission or other remuneration.

During fiscal year 2002, the Company issued and sold 3,000 shares of common stock in a private placement to two accredited investors, for an aggregate consideration of $13,000 in cash. The Company believes that the transactions were exempt from registration under Section 4(2) of the Securities Act. The Company took steps to ensure that the purchaser was acquiring securities for purposes of investment and not with a view to distribution. All sales of the Company’s securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above.

Issuer Purchases of Equity Securities

Shares Purchased by the Company During Fiscal Years 2002 and 2003

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Maximum number of shares that may yet be purchased under the program(1)
September 2001 (9/24/01 – 9/28/01)	6,000	13.58	6,000	494,000

February 2002 (2/1/02 – 2/5/02)	80,000	8.59	86,000	414,000

June 2003 (6/10/03 – 6/30/03)	189,000	14.38	275,000	225,000

July 2003 (7/1/03 – 7/10/03)	72,500	16.60	347,500	152,500

(1)	In January 2002, the Board of Directors of the Company authorized the repurchase of up to 500,000 shares of its common stock from time to time in open market transactions at prevailing market prices.

Item 6.	Selected Financial Data

The data that follows should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended August 31,
	2003	2002	2001	2000	1999
Operating Data:
Net patient service revenue	$89,976,739	$64,883,235	$43,803,619	$26,032,441	$16,212,656
Cost and expenses	54,509,420	38,755,471	29,400,119	16,881,628	12,575,742

Income from operations	35,467,319	26,127,764	14,403,500	9,150,813	3,636,914
Other income, net	543,187	560,519	591,886	372,840	294,095
Minority interest in earnings	(3,306,882)	(2,203,418)	(2,476,750)	(807,452)	(146,508)
Provision for income tax	(12,886,335)	(9,655,378)	(4,775,000)	(3,510,000)	(1,309,000)
Extraordinary gain, net of tax(1)	81,317	—	—	—	—
Cumulative effect of a change in accounting principle, net of tax(2)	988,717	—	—	—	—

Net income	$20,887,323	$14,829,487	$7,743,636	$5,206,201	$2,475,501

Basic(3):
Income per share before extraordinary gain and cumulative effect of a change in accounting principle	$1.33	$1.01	$0.55	$0.38	$0.19
Extraordinary gain	$0.01	$—	$—	$—	$—
Effect of a cumulative change in accounting principle	$0.06	$—	$—	$—	$—
Weighted average common shares	14,849,504	14,686,236	13,997,861	13,489,586	12,973,442
Dilutive(3):
Income per share before extraordinary gain and cumulative effect of a change in accounting principle	$1.27	$0.96	$0.51	$0.36	$0.18
Extraordinary gain	$0.01	$—	$—	$—	$—
Effect of a cumulative change in accounting principle	$0.06	$—	$—	$—	$—
Weighted average common shares	15,564,217	15,490,068	15,092,433	14,268,390	13,788,794

	As of August 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash and cash equivalents	$1,883,833	$7,583,756	$5,031,614	$4,301,523	$1,163,535
Total assets	88,136,654	53,926,476	38,207,582	23,046,241	15,512,512
Long-term debt	—	—	519,075	387,965	685,487
Total stockholders’ equity	64,787,068	46,492,856	30,625,477	17,274,865	11,722,963

(1)	The extraordinary gain relates to purchases of minority interest.

(2)	Represents elimination of negative goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 142.

(3)	Earnings per share have been restated to reflect two-for-one stock splits in March 2001 and in January 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Strong Growth in 2003

During the year ended August 31, 2003 the Company greatly expanded its business from two facilities with ten operating rooms to four facilities with 20 operating rooms. In February 2003 the Company began operating a hospital in Baton Rouge, LA (four operating rooms) and in August 2003 the Company acquired a hospital in Garland, TX (six operating rooms), while continuing to expand the activity of the Pasadena Facility (eight operating rooms) and the West Houston Facility (two operating rooms). Primarily because of increased activity at the Pasadena Facility in 2003, with a contribution from the new Baton Rouge Facility, net patient revenues rose 39%, compared to 2002, to $90 million and net income increased 41% to $21 million.

Sharp Decline in 2004

During fiscal 2004 a series of adverse events, as well as the costs of our expansion, has led to a sharp decline in our results.

Decline in 2004 Revenue

•	During the period from August 2003 to May 2004 several physicians, including six who accounted for more than 54% of our gross revenues for 2003, left the staff of the Pasadena Facility for various reasons or temporarily substantially reduced their activity for personal reasons.

•	Numerous inquiries, reviews, inspections, investigations and litigation and negative media coverage have made recruiting new physicians slow and difficult because of the negative impact on the Company’s reputation. See Item 3 “Legal Proceedings.”

•	Revenue contributions from our new Baton Rouge and Garland Facilities have partially offset the physician exodus at the Pasadena Facility, although to date the Garland Facility has performed below our expectations. We estimate that net revenue for the nine months ended May 31, 2004 will be $47.7 million, 26% lower than that of the comparable period in fiscal 2003.

Decline in 2004 Net Income

We expect a net loss of approximately $300,000 for the nine months ended May 31, 2004 (including a $2.2 million net loss in the quarter ended May 31, 2004), compared to net income of $15.2 million in the 2003 period. There are several causes of this decline.

•	The departure of physicians at the Pasadena Facility.

•	The expected net losses from the launch of the Garland Facility, which incurred the costs of operation for the full first quarter ended November 30, 2003 without significant revenues as we renovated the Facility. Although we began inpatient procedures at the end of November 2003 and have been adding physicians, the Garland Facility has continued to be a drag on earnings.

•	A $624,000 noncash charge in the first quarter of fiscal 2004 relating to options previously granted to an employee.

•	Increased legal and auditing fees arising from the re-audit and restatement of our financial statements and responding to the numerous inquiries, reviews, inspections, investigations, de-listing proceedings and class action lawsuits.

Outlook for the Fourth Quarter of Fiscal 2004

During the first half of the current quarter ending August 31, 2004 we have added physicians, including some who had left earlier in the year, to the staff of each of our three hospital facilities. While we are continuing our efforts to recruit additional physicians, we do not currently expect our financial results to improve in the near future. The full impact of the recently added physicians will probably not be felt until after August 2004 due to scheduling logistics and summer vacation plans.

Re-Audit of 2002 and Restatement of 2001 Financial Statements

•	Following the resignation of Ernst & Young in December 2003 without completing the audit for fiscal 2003, in January 2004 our Audit Committee engaged Killman, Murrell & Company, P.C. (“KMC”) as our new independent auditors.

•	As a result of the re-audit of the 2002 financial statements and the restatement of the 2001 financial statements and certain financial information for 1999 and 2000, audit adjustments primarily related to noncash expensing of stock option grants have reduced previously reported net income for 2001 and 2002 to $7.7 million and $14.8 million, respectively, which is 30% and 4% less than previously reported.

Internal Controls

Both Ernst & Young and KMC have identified material weaknesses and deficiencies in our internal controls. KMC has conducted a substantive audit of the two fiscal years ended August 31, 2003 and audited the adjustments reflected in the restated financial statements for fiscal year 2001 without substantial reliance on the effectiveness of our internal controls. Our Audit Committee is in the process of addressing these issues. See Item 9A “Controls and Procedures.”

Revenue Recognition

Since we are normally not a party to any managed care contracts and do not have significant Medicare/Medicaid cases, we recognize revenue based upon our estimate of the amount of cash which we will collect for the services delivered. We estimate that we will collect the same percentage of our gross invoices for each facility on a case by case basis in each period as we have actually collecting during the trailing 12 months. What we term “contractual allowance” is the amount which must be subtracted from gross billed charges to arrive at the amount of cash which we expect to collect, i.e., net patient service revenue. For the years ended August 31, 2003, 2002 and 2001, our aggregate contractual allowance, as a percentage of gross billed revenues, was 45%, 43% and 41%, respectively.

Accounts Receivable

Because our business is different from virtually all other healthcare facility companies, our accounts receivable look different from most healthcare companies. Our accounts receivable are larger and older than those of typical healthcare companies. We are normally not a party to managed care contracts and do not have significant Medicare/Medicaid cases, which assure relatively quick payment of relatively small amounts of facility reimbursement. The focus of our business is relatively complex cases with corresponding large facility reimbursements. Our 2003 net patient service revenue came 52% from service to injured Texas workers (Worker’s Compensation) and 37% from out-of-network commercial insurance. The principal cases involved were orthopedic spine surgeries and bariatric surgeries for the morbidly obese, respectively.

Following our approach to revenue recognition, we initially subtract the contractual allowance from the gross receivables. Then we subtract an allowance for uncollectible accounts or bad debt reserve, which we estimate at 1% of total outpatient revenue. We believe that this is conservative, since only about 1% of our net patient service revenue is due from individuals. The great bulk is due from insurance carriers.

Because the normal MDR process (described below) can take more than three years to collect valid receivables, we do not arbitrarily write off MDR receivables. We evaluate MDR receivables on a case by case basis to estimate the amount which will be collected. If that estimate is less than the gross receivables net of contractual allowance and allowance for uncollectible accounts, then we will write it down to the estimated collectible amount. To date we have, on average, collected at least the net receivables and have not reduced the net receivables in the last three fiscal years. At each balance sheet date we also separately classify as long-term receivables all receivables which we expect to collect more than one year from the balance sheet date.

Because the MDR system is not generally understood and is important to understanding our financial statements, we have attempted below to give a more detailed description of the MDR process, as well as others of our critical accounting policies and estimates.

Overview

Approximately 84% and 92% of the Company’s net patient service revenue for fiscal years 2003 and 2002, respectively, were generated at the Company’s Pasadena Facility. The Baton Rouge Facility contributed 12% in net patient service revenue in fiscal year 2003. We believe that the Baton Rouge Facility and the Garland Facility will constitute a larger percentage of our net patient revenues in future periods.

Revenues derived from the Company’s hospital and outpatient surgical facilities consist primarily of facility and service fees. These fees do not include charges from the patient’s physicians, which are billed directly to the patient or the patient’s insurer by the physician. The Company no longer engages in the infusion therapy business and physician practice management, consisting of office space and fee-based management services for physicians, a business that represented 6% of net patient revenues in fiscal year 2001.

An integral part of the Company’s future plans includes the acquisition and development of additional hospitals. As opportunities are identified, the Company plans to acquire or develop additional hospitals using three methods: (1) new construction, which generally requires two years to complete; (2) acquisition of assets and renovation, which generally requires four to six months to complete; and (3) long-term leases, which is generally the least capital-intensive and requires the least time to commence business operations. The Company intends to finance such future acquisitions from its available cash funds, equity financing or debt financings.

The Company’s facilities are designed to handle specialized general surgeries such as bariatric, orthopedic and neuro spine surgeries. The Company, unlike many other healthcare providers, does not normally participate in any managed care contracts, nor does it receive a substantial amount of reimbursement from Medicare or Medicaid. The bulk of the surgeries are either covered by workers’ compensation insurance or by commercial insurers on an out-of-network health plan basis. Except for emergency room patients, the surgeries are typically pre-certified by the insurance carriers. The Company believes that, as a result, the per-procedure revenue generated by the Company is comparatively higher than the per-procedure revenue generated by other hospitals.

During fiscal years 2003 and 2002, approximately 52% and 61% of the Company’s gross revenues came from surgeries covered by workers’ compensation and approximately 37% and 32% came from services covered by commercial and other insurance payers, respectively.

Critical Accounting Policies and Estimates

General

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to the management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the significant assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made. The significant accounting policies are described in the Company’s financial statements (see Note 1 in Notes to the Consolidated Financial Statements). Of these policies, management believes the following ones may involve a comparatively higher degree of judgment and complexity. We have discussed the development and selection of the critical accounting policies and related disclosures with the audit committee of the Board of Directors.

Revenue Recognition

Background

The Company’s revenue recognition policy is significant because net patient service revenue is a primary component of its results of operations. Revenue is recognized as services are delivered. The determination of the amount of revenue to recognize in connection with the Company’s services is subject to significant judgments and estimates, which are discussed below.

Revenue Recognition Policy

The Company is normally not a party to any managed care contracts. The Company records revenue pursuant to the following policy. The Company has established billing rates for its medical services which it bills as gross revenue as services are delivered. Gross billed revenues are then reduced by the Company’s estimate of the discount (contractual allowance) to arrive at net patient service revenues. Net patient service revenues represents the Company’s estimate of the amounts ultimately expected to be collected for the services it has delivered.

The table below sets forth the percentage of our gross patient service revenue by financial class for the fiscal years 2003 and 2002:

	2003	2002
Workers’ Compensation	52%	61%
Commercial	37%	32%
Medicare	4%	4%
Medicaid	1%	—%
Self-Pay	1%	1%
Other	5%	2%

Contractual Allowance

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case by case basis to gross billed revenue on a case by case basis by operating facility. This ratio of cash collections to billed services is then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for fiscal years 2003, 2002 and 2001:

	August 31,
	2003	2002	2001
Gross billed charges	$164,343,892	$113,760,963	$74,097,035
Contractual allowance	74,367,153	48,877,728	30,293,416

Net revenue	$89,976,739	64,883,235	43,803,619

Contractual allowance percentage	45%	43%	41%

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. The estimated accounts receivable not expected to be collected within twelve months of the balance sheet date have been shown as long-term receivables and represent receivables in the Medical Dispute Resolution (“MDR”) and legal third party financial class. The contractual allowance is provided as revenue is recognized. At each balance sheet date management reviews the accounts receivables for collectibility. If after the review management believes certain receivables would be uncollectible, the receivable would be written down to the expected collectable amount. Management has not written down any receivables during the three years ended August 31, 2003 as a result of the collectibility test. The following table shows accounts receivable, the contractual allowance, the allowance for uncollectible accounts, net receivables and the contractual allowance as a percent of receivables at August 31, 2003 and 2002:

	2003	2002
Current portion of gross receivables	$67,483,780	$46,544,023
Current portion of contractual allowance	(49,602,756)	(32,958,185)
Current portion of allowance for uncollectible accounts	(483,278)	(248,200)

Net current portion of accounts receivable	17,397,746	13,337,638

Contractual allowance and allowance for uncollectible accounts as a percentage of current gross receivables	74%	71%

Long term portion of gross receivables	$66,064,559	$36,624,610
Long term portion of contractual allowance	(48,559,583)	(25,934,171)
Long term portion of allowance for uncollectible accounts	(473,114)	(195,305)

Net long term portion of accounts receivable	17,031,862	10,495,134

Contractual allowance and allowance for uncollectible accounts as a percentage of long term gross receivables	74%	71%

The contractual allowance stated as a percentage of gross receivables at the balance sheet dates is larger than the contractual allowance percentage used to reduce gross billed charges due to the application of cash collections to the outstanding gross receivable balances without any adjustment being made to the contractual allowance. The contractual allowance amounts netted against gross receivables are not adjusted until such time as the final collections on the gross receivables is recognized.

Collections for services provided are generally settled or written off as uncollectible against the contractual allowance within six months of the date of service except for services provided to injured workers in Texas. Collections for services provided to injured workers in Texas may take up to three years or longer to be completely adjudicated. Because the Company has in recent years focused on providing services to injured workers in Texas, accounts receivable in the workers compensation and MDR financial classes have increased.

The MDR process is an established reimbursement resolution process available to providers of healthcare services under the regulations guiding reimbursement for services provided to injured workers in the State of Texas. Accounts generally do not become subject to the MDR process prior to being outstanding for at least 90 days subsequent to patient discharge. For medical services provided to injured workers’ in the State of Texas, the MDR process is specifically based upon the administrative and statutory regulations promulgated by the Texas Labor Code and Texas Administrative Code provisions.

If any reimbursement provided by a workers’ compensation carrier is improper pursuant to the statutory or regulatory guidelines administered by the Texas Workers’ Compensation Commission, our facilities request and pursue additional reimbursement. Following is a brief discussion on the time-line of a typical workers’ compensation claim:

•	Bills are submitted to a carrier within 21 days of date of service.

•	A carrier has 45 days to respond to provider with payment or an explanation of benefits (EOB) indicating the rationale of denial or defense to payment.

•	The Company forwards a Request for Reconsideration (RFR) to a carriers after the 45th day of the carrier’s receipt of the bill or after receipt of the explanation of benefits (EOB).

•	The carrier has 21 days to respond to the RFR.

•	Should the carrier fail to respond, the Company files a request with the MDR Division of the Texas Workers’ Compensation Commission (TWCC). This usually occurs at or about six to eight months after the date of service due to the amount of administrative requirements required before filing the initial request to TWCC.

•	Usually 30 to 60 days after filing the initial request with the MDR Division, TWCC will review the MDR and determine if additional information is needed. TWCC then will forward an MR-116 form requesting any additional documentation and rationale for additional reimbursement. The Company has 14 days after the date of receipt of the MR-116 to provide additional documentation.

•	TWCC is not required by the Texas Labor Code or the Texas Administrative Code to provide a Finding and Decision within a specific timeframe. Based upon the historical actions of the TWCC, a Finding and Decision is usually received within 3-6 months after the supplemental documentation was forwarded to TWCC. However, this time period has extended in some cases to one year after the initial request for MDR was filed.

•	After receipt of the Finding and Decision by the TWCC, the non-prevailing party has the option of appealing the decision with the State Office of Administrative Hearings (SOAH) within 20 days of receiving the Finding and Decision from TWCC.

•	A hearing date with SOAH is assigned generally within 90 days; however, this time period is usually extended 6-9 months depending on discovery requests. After the SOAH contested case hearing, they will issue a decision within 30-60 days after the hearing or after final closing briefs have been filed.

•	The SOAH decision may be appealed to the District Court.

Due to the above-referenced length of the life cycle of a workers’ compensation account, the accounts subject to the MDR process are generally older than other accounts receivable. Collection of those accounts can take as many as two to three years past the actual date of service.

Due to a number of factors outside the Company’s control, including changes in the Company’s reimbursement collection experience associated with either potential changes in the reimbursement environment in which the Company operates or otherwise, it is possible that management’s estimates of patient service revenues could change, which could have a material impact on the Company’s revenue and profitability in the future.

Sources of Revenue and Reimbursement

The focal point of our business is providing patient care services, including complex orthopedic and bariatric procedures. The Company pursues optimal reimbursement from third party payers for these services. We do not normally participate in managed care or other contractual reimbursement agreements, principally because they limit reimbursement for the medical services provided. This business model often results in increased amounts of reimbursement for the same or similar procedure, as compared to other healthcare providers. However, there are no contractual or administrative requirements for “prompt payment” of claims by third party payers within a specified time frame. As a result, the Company tends to receive higher amounts of per-procedure reimbursement than that which may be received by other healthcare providers performing similar services. Conversely, despite the increased reimbursement, we may take additional time to collect the expected reimbursement from third party payers.

In addition to the fact that our collection process may be longer than other healthcare providers because of our focus on workers’ compensation and other commercial payers, the collection process can be extended due to our efforts to obtain all optimal reimbursement available to the Company. Specifically, for medical services provided to injured workers, the Company may initially receive reimbursement that may not be within the fee guidelines or regulatory guidelines mandating reimbursement. For such cases in which third party payers did not provide appropriate reimbursement pursuant to these guidelines, the Company pursues further reimbursement. The Company reviews and pursues those particular claims that are determined to warrant additional reimbursement pursuant to the fee or regulatory guidelines. The Company’s pursuit of additional reimbursement amounts that it believes are due under fee or regulatory guidelines may be accomplished through established dispute resolution procedures with applicable regulatory authorities.

Surgeries are typically not scheduled unless they are pre-authorized by the insurance carrier for medical necessity. After the surgery, the Company’s automated computer system generates a statement of billed charges to the third party payer. At that time, the Company also requests payment from patients for any remaining amounts that are the responsibility of the patient.

Allowance for Uncollectible Accounts

The Company has estimated uncollectible accounts expense as 1% of gross outpatient revenue. Through August 31, 2003, the Company has made no charge offs against the allowance for uncollectible accounts, as historically all charge offs have been against the contractual allowance.

Income Taxes

SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

Results of Operations

	Years ended August 31,
	2003		2002		2001
Net patient service revenue	$89,976,739	100%	$64,883,235	100%	$43,803,619	100%

Costs and expenses:
Compensation and benefits	14,990,675	17	9,349,770	14	5,849,723	13
Medical services and supplies	16,505,272	18	15,332,788	24	9,299,835	21
Other operating expenses	20,332,589	23	12,652,455	20	13,379,159	31
Provision for uncollectible accounts	512,885	1	250,712	—	58,259	—
Depreciation and amortization	2,167,999	2	1,169,746	2	813,143	2

Total costs and expenses	54,509,420	61	38,755,471	60	29,400,119	67

Income from operations	35,467,319	39	26,127,764	40	14,403,500	33
Income before income tax, minority interests, extraordinary gain and cumulative effect of a change in accounting principle	36,010,506	40	26,688,283	41	14,995,386	34
Provision for income taxes	12,886,335	14	9,655,378	15	4,775,000	11
Minority interest in earnings	3,306,882	4	2,203,418	3	2,476,750	6

Income before extraordinary gain and cumulative effect of a change in accounting principle	19,817,289	22	14,829,487	23	7,743,636	18

Net income	$20,887,323	23%	$14,829,487	23%	$7,743,636	18

Operational statistics (Number of procedures):
Inpatient:
Bariatrics	676		411		77
Orthopedics	611		473		320
Other	126		3		9

Total inpatient procedures	1,413		887		406

Outpatient:
Orthopedics	736		1,621		1,488
Other	2,535		1,355		1,576

Total outpatient procedures	3,271		2,976		3,064

Total procedures	4,684		3,863		3,470

Comparison of the Fiscal Years Ended August 31, 2003 and August 31, 2002

Net patient service revenue increased $25,093,504, to $89,976,739 for fiscal year 2003, compared to $64,883,235 for fiscal year 2002 due to an increase in surgical cases from fiscal year 2002. There was an increase of 59% in inpatient procedures from 887 in fiscal year 2002 to 1,413 in fiscal year 2003. The increase is partly attributable to the opening of the Company’s new Baton Rouge Facility, which began operations in January 2003 and contributed $10,838,134 in net patient service revenues. This facility added 199 inpatient procedures, including 173 bariatric and 14 orthopedic procedures for the fiscal year 2003. The Pasadena Facility had a net increase of

$15,430,128 in net patient service revenues due to increase of 327 inpatient procedures from fiscal year 2002, primarily related to the increase in the bariatric procedures, which increased to 503 in fiscal year 2003 compared to 411 in fiscal year 2002 and orthopedic procedures which increased to 597 in fiscal year 2003 from 473 in fiscal year 2002. The number of outpatient procedures increased by 10% only to 3,271 in fiscal year 2003 from 2,976 in fiscal year 2002, consistent with the Company’s focus on the inpatient surgical operations.

The overall increase in revenue in fiscal year 2003 compared to that of previous years is primarily related to the opening of the Company’s Baton Rouge Facility, which added four additional operating rooms in addition to the eight operating rooms at the Pasadena Facility (including four operating rooms that became part of the Pasadena Facility during fiscal year 2003 after the Company’s former ambulatory surgery center in Pasadena, Texas surrendered its lease and license and the Pasadena Facility applied to have its license expanded to include these additional four operating rooms). In addition, an increase in the number of operating rooms from two to four and the number of special care unit beds from three to five at the Pasadena Facility during fiscal year 2002 were utilized fully for the entire fiscal year 2003. These improvements allowed the existing physicians practicing at our facilities to perform increased procedures as compared to fiscal year 2002. While the number of procedures increased, the larger percentage of bariatric cases in fiscal year 2003 resulted in a lower average reimbursement per procedure, compared to fiscal year 2002.

During the period from August 2003 to May 2004 several physicians, including six who accounted for over 54% of our gross revenues for 2003 left the staff of the Pasadena Facility for various reasons or temporarily reduced their activity for personal reasons. The Company is adding new physicians to minimize the negative impact on revenue, there is no guarantee that it will be successful in its efforts or the time it may take to compensate for the decrease in revenues. The Company’s revenues for fiscal year 2004 will be adversely affected by these events. However, the Company’s Baton Rouge Facility and the newly acquired Garland Facility, is expected to partially offset this decrease in revenues in fiscal year 2004.

For fiscal year 2003, total costs and expenses increased to $54,509,420 from $38,755,471 in fiscal year 2002. The increase is primarily due to significant increases in the hospital activities. The significant increases in the component expense categories of the operating expenses are as follows:

•	Compensation and benefits expense increased by $5,640,905 or 60% from fiscal year 2002. The increase is primarily related to the significant increase in surgical activities at the Company’s Pasadena Facility, combined Full Time Equivalents (FTE) with the opening of the Company’s Baton Rouge Facility, which required increased staffing. There was an increase of 160 FTEs from 197 FTEs in fiscal year 2002 to 357 FTEs in fiscal year 2003, of which increase of 88 FTEs was due to the opening of the Baton Rouge Facility in fiscal year 2003.

•	Medical services and supplies increased by $1,172,483 or 8% from fiscal year 2002. For the fiscal year 2003, net patient service revenues increased 39%, whereas medical services and supplies increased by 8%. The Pasadena Facility paid approximately $3.6 million for radiology and laboratory services to a contracted outside agency for the fiscal year 2002 compared to $580,000 paid to them during the fiscal year 2003. The Company ceased using the outside agency in November 2002 and performed these services in-house. The net savings in medical services and supplies to the Company by performing these services in-house was approximately $3 million. This decrease in medical services and supplies has been offset by an increase of $2.2 million for the Baton Rouge facility, which became operational in January 2003 and an increase of $2.0 million related to the increased number of inpatient and outpatient procedures performed. The cession of services rendered by the contracted outside agency also increased the Company’s in-house costs for compensation and benefits of approximately $550,000 and other operating expenses of approximately $550,000.

•	The supplies inventory on the balance sheet increased by $1,206,308 from $893,727 at August 31, 2002 to $2,100,035 at August 31, 2003. Of the $1,206,308 increase, approximately $478,000 is due to supplies inventory at the Baton Rouge Facility, which became operational in January 2003, approximately $366,000 if for inventory at the Garland Facility, and approximately $362,000 is primarily due to the increased level of activity at the Pasadena Facility during the fiscal year 2003.

•	Other operating expenses, primarily consisting of utilities, insurance, office supplies, lease and rentals, license and other professional fees, increased $7,680,134 or 61% from fiscal year 2002. Professional fees in fiscal year 2003 increased to $9,625,194 from $3,944,498 in fiscal year 2002, primarily related to the Baton Rouge Facility which added $2,838,890 of other professional fees. The additional increase in professional fees was related to the increased activities at the Pasadena Facility, which added $974,086 compared to prior year. Legal and accounting fees increased from $941,852 in fiscal year 2002 to $2,693,117 in fiscal year 2003. The increases in these fees are primarily related to various legal matters and defending lawsuits. Other significant increases relate to utilities and repairs and maintenance, which increased to $839,989 and $745,827, respectively, from $527,972 and $267,179 in fiscal year 2002. These increases are primarily related to the operations at the Company’s Baton Rouge Facility which increased $88,555 in legal fees, $237,215 in utilities and $197,708 in repairs and maintenance.

•	Depreciation and amortization expense increased to $2,167,999 in fiscal year 2003 from $1,169,746 in fiscal year 2002. The increase is primarily related to the increase in property and equipment related to the Baton Rouge Facility, which added $3,910,506 in buildings and $5,753,152 in medical equipment and furniture and fixtures during fiscal year 2003.

Provision for income taxes increased to $12,886,335 in fiscal year 2003 from $9,655,378 in fiscal year 2002, related to the increase in pre-tax income. The effective tax rates were 35.8% and 36.2% in fiscal years 2003 and 2002, respectively. Minority interest in earnings increased to $3,306,882 in fiscal year 2003 from $2,203,418 in fiscal year 2002, primarily related to increase in earnings at the Pasadena Facility.

Comparison of the Fiscal Years Ended August 31, 2002 and August 31, 2001

Net patient service revenue increased $21,079,616, to $64,883,235 for fiscal year 2002 compared to $43,803,619 for fiscal year 2001 due to an increase in surgical cases from fiscal year 2001. There was an increase of 118% in inpatient procedures from 406 in fiscal year 2001 to 887 in fiscal year 2002. The number of outpatient procedures decreased marginally by 3% to 2,976 in fiscal year 2002 from 3,064 in fiscal year 2002, consistent with the Company’s focus on the inpatient surgical operations. Net patient service revenue from ambulatory infusion therapy services and physician practice management services decreased to $1,374,178 in fiscal year 2002 from $2,677,027 in fiscal year 2001, since the Company focused on other areas of operations.

The overall increase in net patient service revenue for fiscal year 2002 was the result of the Company’s primary focus on expanding its inpatient hospital operations. During fiscal year 2002, the Company added two physicians to support the bariatric program, part of hospital operations. In addition, operating rooms at the Pasadena Facility were increased from two to four and the numbers of special care unit beds were increased from three to five during fiscal year 2002. These improvements allowed the existing physicians practicing at our facilities to perform increased procedures as compared to fiscal year 2001. While the number of procedures increased, the larger percentage of bariatric cases in fiscal year 2002 resulted in a lower average reimbursement per procedure, compared to fiscal year 2001.

For fiscal year 2002, total costs and expenses increased by $9,355,352 or 32% from fiscal year 2001. The increase is primarily due to significant increases in the hospital activities. The significant increases in the component expense categories of the operating expenses are as follows:

•	Compensation and benefits expense increased by $3,500,047 or 60% from fiscal year 2001. The increase is primarily due to the significant increase in surgical activities compared to that of fiscal year 2001, which required increased hospital staffing and an increase in the number of Company employees at the corporate level. For fiscal year 2002, there was an increase of 45 FTEs from 152 FTEs in fiscal year 2001 to 197 FTEs in fiscal year 2002.

•	Medical services and supplies increased by $6,032,953 or 65% from fiscal year 2001. The increase is primarily due to the significant increase in surgical activities compared to that of fiscal year 2001.

•

Other operating expenses decreased by $726,704 or 5% from fiscal year 2001. The decrease is primarily related to a 2001 charge of approximately $3.7 million of non-cash expensing of stock options issued to non-employees. This decrease is offset by increases in net other operating expenses of approximately $3 million, primarily due to significant increase in operations at the Company’s facilities, as well as an increase in general corporate activity compared to such activities in 2001. Contract payments to physicians decreased by $532,679 or 23% from fiscal year 2001, which is attributable to the decrease in activities related to the Company’s physician management practice.

•	Depreciation and amortization expense increased to $1,169,746 in fiscal year 2002 from $813,143 in fiscal year 2001, due to the increase of property and equipment purchases in 2002 of $6,968,932.

Provision for income taxes increased from $4,775,000 in fiscal year 2001 to $9,655,378 in fiscal year 2002, related to the increase in net income. The effective tax rates were 36.2% and 31.8% for fiscal years 2002 and 2001, respectively. The increase in the effective income tax rate in 2002 is primarily due to a decrease in minority interest. Minority interest in earnings decreased from $2,476,750 in fiscal year 2001 to $2,203,418 in fiscal year 2002, primarily related to a decrease in minority interest ownership in Pasadena Facility from 30% to 10% during fiscal year 2002.

Liquidity and Capital Resources

The Company maintained sufficient liquidity in fiscal year 2003 to meet its business needs. As of August 31, 2003, its principal source of liquidity included $1,883,833 in cash and cash equivalents. These instruments are short-term, highly liquid instruments and, accordingly, their fair value approximates cost.

Cash flow from operating activities

Total cash flow provided from operating activities was $15,670,918 as of August 31, 2003. The $3,889,351 increase in cash flow from operating activities for fiscal year 2003 is related to an increase of $1,999,798 in accounts payable and $2,666,621 in accrued liabilities. These increases in accounts payable and accrued liabilities are related to the general increase in operating activities, including the opening of the Baton Rouge Facility in fiscal year 2003. The Company had a $500,000 accrual for dismissal or settlement of a state court derivative action. Other increases in accrued liabilities included property taxes payable of approximately $274,000, and also due to increased wages payable and payroll tax payable by approximately $361,000, of which approximately $211,000 relates to the Baton Rouge Facility. Increases in cash flow from operating activities was offset by decreases in cash flow created by the increase of $11,109,721 in accounts receivable and $840,076 in inventory. The increase in accounts receivable is primarily related to an overall increase in volume procedures and patient growth. Of the $840,076 increase in inventory, $477,742 is due to the supplies inventory at the Baton Rouge Facility. The remaining increase is primarily due to the increased level of activity at the Pasadena Facility during the fiscal year 2003. As of August 31, 2003, the Company had $2,000,000 as restricted cash invested in certificate of deposit with a bank, pursuant to the Jane Capital and Sunbelt Medical lawsuit in which it was required by the Court to post an irrevocable letter of credit to support the issuance of a temporary injunction. This case was subsequently settled in May 2004 and the letter of credit was released.

Cash flow from investing activities

Total cash flow used in investing activities was $22,358,159 as of August 31, 2003. The Company expended approximately $17,282,168 in property and equipment additions, of which $1,002,517 is accrued to be paid in fiscal year 2004. The increase in property and equipment includes additions at Baton Rouge of $3,910,506 in buildings, $5,753,152 in medical equipment and furniture and fixtures during fiscal year 2003. The Company also used approximately $6,307,000 to purchase land and building and $1,955,000 to purchase medical equipment at the Garland Facility. The Company used approximately $2,700,000 for building, medical equipment and furniture and fixtures at the Pasadena Facility. The Company purchased land in The Woodlands, Texas and in Slidell, Louisiana for approximately $3,100,000 and $2,300,000, respectively.

Cash flow from financing activities

Total cash flow provided by financing activities was $987,318 as of August 31, 2003. The Company received proceeds of $1,168,554 from the exercise of stock options and used $3,965,610 cash for treasury stock transactions. The Company redeemed 32,656 preferred shares for cash in the amount of $473,511 and drew $6,413,312 from its line of credit to fund the acquisition of the Garland Facility. Other increases in cash flow from financing activities included contributions from minority interest of approximately $946,000, offset by distributions to and purchases of minority interests of $3,077,000.

The Company had working capital of $12,259,123 as of August 31, 2003, and maintained a liquid position evidenced by a current ratio of approximately 1.6 to 1. During fiscal year 2003, the Company has invested approximately $3,100,000 and $2,300,000 to purchase land in The Woodlands, Texas and in Slidell, Louisiana, respectively. The Company used its available cash funds to finance these transactions. The Company’s management believes that available cash funds and funds generated from operations will be sufficient for the Company to finance working capital requirements for the current fiscal year. Subsequent to the year ended August 31, 2003, the Company sold the land at Slidell, Louisiana for $2.5 million, resulting in a small profit. The Company had determined that the Slidell hospital project was no longer consistent with its current business plan. The project at The Woodlands, Texas is in the planning stage.

The Company has a reducing revolving line of credit with an unrelated financial institution. The line is reduced monthly by an amount equal to 1/180th of the original loan amount. The amount available and drawn under the line of credit at August 31, 2003 is approximately $6.4 million to finance its acquisition of assets in the Garland Facility. The interest rate on the line of credit is a variable rate of 2.3% plus the “dealer commercial paper” rate. The effective interest rate as of August 31, 2003 was 3.32%. The balance owed under the line of credit as of June 18, 2004 was $6,002,214. There can be no assurance that the Company will have sufficient funds available to meet all of its capital needs.

Because we did not timely file this annual report on Form 10-K and have not yet filed our quarterly reports on Form 10-Q for the fiscal quarters ended November 30, 2003, February 29, 2004 and May 31, 2004, we are in default under the terms of the line of credit. On April 16, 2004, the financial institution submitted to us a notice of default. Since we did not cure the default within 10 days, we are now in default under the line of credit. To this date, the financial institution has not taken any further action. Our indebtedness under our line of credit is secured by substantially all of our assets. If we are unable to repay all outstanding balances, the financial institution could proceed against our assets to satisfy our obligations under the line of credit.

Off-Balance Sheet Arrangements and Commitments

The following table summarizes our known contractual obligations at August 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in the future periods indicated below:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Marketing Obligations	$9,962,000	$4,525,000	$5,437,000	$—	$—
Capital Lease Obligations	632,014	161,484	322,968	147,562	—
Operating Lease Obligations	6,717,991	1,899,325	3,012,445	1,545,764	260,457
Purchase Obligations	1,206,000	1,206,000	—	—	—
Other Contractual Obligations	5,148,000	2,044,000	2,549,000	555,000	—

Total	$23,666,005	$9,835,809	$11,321,413	$2,248,326	$260,457

The Company has operating leases primarily for medical and office equipment. The Company also incurs rental expense for office space and medical equipment. Operating lease and rental expense was approximately $1,394,000, $963,000 and $244,000 in fiscal years 2003, 2002 and 2001, respectively. Future minimum rental commitments under noncancellable leases for the following fiscal years are: 2004, $1,899,325; 2005, $1,532,719; 2006, $1,479,726; 2007, $1,190,916; 2008, $354,848; and thereafter, $260,457.

Commitments for future additions to medical equipment were approximately $1,206,000 at August 31, 2003, which was guaranteed by the Company on behalf of its subsidiary in the normal course of business. In terms of the guarantee issued, if the Company’s subsidiary does not meet its commitment of purchasing the medical equipment and making the related payments, the Company will be liable to purchase the medical equipment for the same amount.

The Company, through its subsidiary, also has agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Pasadena, Garland and Baton Rouge Facilities. These facilities receive bariatric and orthopedic referrals from other sources and the organizations refers clients to other area hospitals. Payments made under these agreements for the fiscal years 2003, 2002 and 2001 were $6,002,000, $4,802,000 and $4,433,000, respectively. Future minimum payments under these agreements for the following fiscal years are: for 2004, $4,525,000; for 2005, $4,500,000; and for 2006, $937,000.

The Company has contracts with doctors to manage various areas of the Company’s hospitals and other service agreements. Payments made under these agreements for the fiscal years ending August 31, 2003, 2002 and 2001 were $1,776,000, $741,000 and $495,000, respectively. Future minimum payments under the terms of these contracts and agreements for the following fiscal years are: for 2004, $2,044,000; for 2005, $1,629,000; for 2006, $920,000; and thereafter $555,000.

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN 45.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 amends SFAS 123 to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, the Company adopted the disclosure only provisions of that accounting standard in the third quarter of fiscal year 2003.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate, or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. As of August 31, 2003, the Company does not have any entities that require disclosure or consolidation as a result of adopting the provisions of FIN 46.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have a significant impact on our financial statements.

Inflation

Inflation has not significantly impacted the Company’s financial position or operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates as well as credit risk concentrations. All of the Company’s contracts are denominated in US$ and, therefore, the Company has no foreign currency risk.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to the Company’s reducing revolving credit facility. The Company had drawn approximately $6.4 million as of August 31, 2003 from its line of credit. The balance owed under the line of credit as of June 18, 2004 was approximately $6.0 million. There were no borrowings outstanding under the credit facility as of August 31, 2002. Borrowings under the credit facility bear interest at variable rates based on the “dealer commercial paper” rate plus 2.30%. Based on the amount outstanding, a 100 basis point change in the applicable interest rates would not have a material impact on the Company’s annual cash flow or income.

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

INDEX TO FINANCIAL STATEMENTS

Below is an index to the consolidated financial statements and notes thereto contained in Item 8, Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Dynacq Healthcare, Inc. (formerly Dynacq International, Inc.) (the “Company”), as of August 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended August 31, 2003 and 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. The consolidated financial statements of Dynacq Healthcare, Inc. (formerly Dynacq International, Inc.) as of August 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated November 26, 2001.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynacq Healthcare, Inc. (formerly Dynacq International, Inc.) at August 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years ended August 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for negative goodwill.

As discussed above, the consolidated financial statements of Dynacq Healthcare, Inc. (formerly Dynacq International, Inc.) as of August 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been restated. We audited the adjustments described in Note 2 that were applied to restate the 2001 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ Killman, Murrell & Company, P. C. Killman, Murrell & Company, P. C. Houston, Texas June 18, 2004

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Consolidated Balance Sheets

	August 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$1,883,833	$7,583,756
Restricted cash	2,000,000	—
Current portion of accounts receivable, net of contractual allowances of approximately $49,603,000 and $32,958,000 and allowances for uncollectible accounts of approximately $483,000 and $248,000 at August 31, 2003 and 2002, respectively	17,397,746	13,337,638
Inventories	2,100,035	893,728
Prepaid expenses	793,257	222,452
Deferred tax assets	939,655	1,376,522
Income taxes receivable	4,430,485	1,790,370
Asset held for sale	2,315,204	—

Total current assets	31,860,215	25,204,466
Property and equipment, net	38,002,399	16,277,167
Long term portion of accounts receivable, net of contractual allowances of approximately $48,560,000 and $25,934,000 and allowances for uncollectible accounts of approximately $473,000 and $195,000 at August 31, 2003 and 2002, respectively	17,031,862	10,495,134
Long term deferred tax assets	—	748,389
Goodwill	582,547	582,547
Other assets	659,631	618,773

Total assets	$88,136,654	$53,926,476

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Consolidated Balance Sheets (continued)

	August 31,
	2003	2002
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,459,881	$1,460,083
Accrued liabilities	7,403,850	1,552,275
Notes payable	7,083,312	39,075
Current taxes payable	1,524,244	1,307,527
Current portion of capital lease obligations	129,805	—

Total current liabilities	19,601,092	4,358,960
Non-current liabilities:
Negative goodwill, net	—	1,550,910
Deferred tax liabilities	751,273	—
Long-term portion of capital lease obligations	428,587	—

Total liabilities	20,780,952	5,909,870

Minority interests	2,568,634	1,523,750

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 16,294,343 and 15,901,430 shares issued at August 31, 2003 and 2002, respectively	16,294	15,901
Treasury stock, 1,445,099 and 1,143,592 shares at August 31, 2003 and 2002, respectively, at cost	(5,813,284)	(1,535,934)
Additional paid-in capital	17,521,843	13,695,088
Accounts receivable Director		(28,469)
Retained earnings	53,721,286	35,186,341
Deferred compensation	(659,071)	(840,071)

Total stockholders’ equity	64,787,068	46,492,856

Total liabilities and stockholders’ equity	$88,136,654	$53,926,476

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Consolidated Statements of Operations

	Years ended August 31,
	2003	2002	2001
Net patient service revenue	$89,976,739	$64,883,235	$43,803,619

Costs and expenses:
Compensation and benefits	14,990,675	9,349,770	5,849,723
Medical services and supplies	16,505,272	15,332,788	9,299,835
Other operating expenses	20,332,589	12,652,455	13,379,159
Provision for uncollectible accounts	512,885	250,712	58,259
Depreciation and amortization	2,167,999	1,169,746	813,143

Total costs and expenses	54,509,420	38,755,471	29,400,119

Income from operations	35,467,319	26,127,764	14,403,500
Other income (expense):
Rent and other income	471,778	424,472	352,114
Interest income	73,300	163,584	299,901
Interest expense, net of $84,668 capitalized interest in 2003	(1,891)	(27,537)	(60,129)

Total other income, net	543,187	560,519	591,886

Income before income tax, minority interests, extraordinary gain and cumulative effect of a change in accounting principle	36,010,506	26,688,283	14,995,386
Provision for income taxes	12,886,335	9,655,378	4,775,000
Minority interest in earnings	3,306,882	2,203,418	2,476,750

Income before extraordinary gain and cumulative effect of a change in accounting principle	19,817,289	14,829,487	7,743,636
Extraordinary gain, net of $49,681 of income tax expense	81,317	—	—

Income before cumulative effect of a change in accounting principle	19,898,606	14,829,487	7,743,636
Cumulative effect of a change in accounting principle, net of $562,193 income tax expense	988,717	—	—

Net income	$20,887,323	$14,829,487	$7,743,636

Basic earnings per common share:
Income before extraordinary gain and cumulative effect of a change in accounting principle	$1.33	$1.01	$0.55
Extraordinary gain, net of tax	0.01	—	—
Cumulative effect of a change in accounting principle, net of tax	0.06	—	—

Net income	$1.40	$1.01	$0.55

Diluted earnings per common share:
Income before extraordinary gain and cumulative effect of a change in accounting principle	$1.27	$0.96	$0.51
Extraordinary gain, net of tax	0.01	—	—
Cumulative effect of a change in accounting principle, net of tax	0.06	—	—

Net income	$1.34	$0.96	$0.51

Weighted average common shares—basic	14,849,504	14,686,236	13,997,861

Weighted average common shares—diluted	15,564,217	15,490,068	15,092,433

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Receivable From Director	Total
	Shares	Amount	Shares	Amount
Balance, August 31, 2000 as previously reported	7,658,856	$7,659	794,392	$(1,141,546)	$4,309,813	$11,392,583	$—	$—	$14,568,509
Cancellation of treasury shares	(306,868)	(307)	(306,868)	423,478	(423,171)	—	—	—	—
Stock options issued to non employees	—	—	—	—	1,478,080	(1,478,080)	—	—	—
Treasury shares held by subsidiary	—	—	35,672	—	—	—	—	—	—
Overstatement of tax liabilities as of August 31, 2000	—	—	—	—	—	2,706,356	—	—	2,706,356

Balance, August 31, 2000 as restated	7,351,988	7,352	523,196	(718,068)	5,364,722	12,620,859	—	—	17,274,865
Stock issued for acquisitions	65,751	66	—	—	617,152	—	—	—	617,218
Stock issued for compensation	20,620	21	—	—	173,042	—	—	—	173,063
Common stock sales	21,442	21	—	—	281,079	—	—	—	281,100
Stock issued on exercise of stock options	551,436	551	—	—	788,557	—	—	—	789,108
Stock options issued to non-employees	—	—	—	—	3,686,510	—	—	—	3,686,510
Income tax benefit from exercise of employee stock options	—	—	—	—	108,938	—	—	—	108,938
Stock split	7,641,358	7,641	528,796	—	—	(7,641)	—	—	—
Treasury shares acquired	—	—	5,600	(48,961)	—	—	—	—	(48,961)
Net income	—	—	—	—	—	7,743,636	—	—	7,743,636

Balance, August 31, 2001 as restated	15,652,595	15,652	1,057,592	(767,029)	11,020,000	20,356,854	—	—	30,625,477
Common stock sales	3,000	3	—	—	13,309	—	—	—	13,312
Stock issued on exercise of stock options	245,835	246	—	—	1,089,050	—	—	—	1,089,296
Stock options issued to non employees	—	—	—	—	385,426	—	—	—	385,426
Income tax benefit from exercise of employee stock options	—	—	—	—	245,334	—	—	—	245,334
Treasury shares acquired	—	—	86,000	(768,905)	—	—	—	—	(768,905)
Short-term sale by director	—	—	—	—	32,969	—	—	(28,469)	4,500
Deferred compensation recognized for options granted	—	—	—	—	909,000	—	(909,000)	—	—
Deferred compensation amortization	—	—	—	—	—	—	68,929	—	68,929
Net income	—	—	—	—	—	14,829,487	—	—	14,829,487

Balance, August 31, 2002 as restated	15,901,430	15,901	1,143,592	(1,535,934)	13,695,088	35,186,341	(840,071)	(28,469)	46,492,856
Stock issued on exercise of stock options	263,336	263	—	—	1,168,291	—	—	—	1,168,554
Income tax benefit from exercise of employee stock options	—	—	—	—	189,639	—	—	—	189,639
Stock warrants issued to non employees	—	—	—	—	327,758	—	—	—	327,758
Sale of residence	—	—	25,639	(311,740)	—	—	—	—	(311,740)
Stock options issued to non employees	—	—	—	—	262,330	—	—	—	262,330
Treasury shares acquired	—	—	261,500	(3,965,610)	—	—	—	—	(3,965,610)
Collections from director	—	—	—	—	—	—	—	28,469	28,469
Stock dividend	129,577	130	14,368	—	1,878,737	(1,878,867)	—	—	—
Preferred Stock Redemption	—	—	—	—	—	(473,511)	—	—	(473,511)
Amortization of deferred compensation	—	—	—	—	—	—	181,000	—	181,000
Net income	—	—	—	—	—	20,887,323	—	—	20,887,323

Balance, August 31, 2003	16,294,343	$16,294	1,445,099	$(5,813,284)	$17,521,843	$53,721,286	$(659,071)	$—	$64,787,068

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Consolidated Statements of Cash Flows

	Years ended August 31
	2003	2002	2001
Cash flows from operating activities
Net income	$20,887,323	$14,829,487	$7,743,636
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain, net of tax	(81,317)	—	—
Cumulative effect of a change in accounting principle, net of tax	(988,717)	—	—
Depreciation and amortization	2,167,999	1,169,746	813,143
Gain on sale of residential property	(145,623)	—	—
Provision for uncollectible accounts	512,885	250,712	58,259
Deferred income taxes	1,324,656	(2,978,645)	(1,078,000)
Minority interests	3,306,882	2,203,418	2,476,750
Expense related to stock options issued to non employees	262,330	385,426	3,686,510
Stock issued for compensation	—	—	173,042
Expense related to issuance of stock warrants	327,758	—	—
Deferred stock compensation amortization	181,000	68,929	—
Changes in operating assets and liabilities:
Restricted cash	(2,000,000)	—	—
Accounts receivable	(11,109,721)	(5,089,837)	(10,352,299)
Inventories	(840,076)	(382,480)	(139,279)
Prepaid expenses	(570,805)	(112,459)	(109,993)
Income taxes receivable	(2,640,115)	622,810	(2,413,181)
Other assets	3,685	(542,788)	(66,334)
Accounts payable	1,999,798	661,296	(327,283)
Accrued liabilities	2,666,621	826,863	43,898
Income taxes payable	406,355	(130,911)	2,234,495

Net cash provided by operating activities	15,670,918	11,781,567	2,743,364

Cash flows from investing activities
Purchase of property and equipment	(17,282,168)	(3,595,806)	(1,163,472)
Accrued liabilities related to purchase of property and equipment	1,002,517	—	—
Acquisition of Garland properties, net of assumed liabilities	(5,607,406)	—	—
Acquisition of Vista Diagnostic Clinic	(471,102)	—	—
Acquisition of Baton Rouge Facility	—	(3,373,126)	—
Acquisitions of Surgi+Group and Piney Point	—	—	(1,008,333)

Net cash used in investing activities	(22,358,159)	(6,968,932)	(2,171,805)

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Consolidated Statements of Cash Flows (continued)

	Years ended August 31
	2003	2002	2001
Cash flows from financing activities
Principal payments on long-term debt	$(39,075)	$(708,697)	$(537,715)
Payments on capital leases	(13,821)	—	—
Proceeds from note payable	6,413,312	—	600,000
Proceeds from exercise of stock options	1,168,554	1,102,609	1,070,208
Proceeds from short-term sale by director	28,469	4,500	—
Acquisition of treasury shares	(3,965,610)	(768,905)	(48,961)
Preferred stock redemption	(473,511)	—	—
Contributions from minority interest holders	946,000	—	—
Distributions to minority interest holders	(2,827,000)	(1,300,000)	(875,000)
Purchase of minority interests	(250,000)	(590,000)	(50,000)

Net cash provided by (used in) financing activities	987,318	(2,260,493)	158,532

Net (decrease) increase in cash and cash equivalents	(5,699,923)	2,552,142	730,091
Cash and cash equivalents at beginning of year	7,583,756	5,031,614	4,301,523

Cash and cash equivalents at end of year	$1,883,833	$7,583,756	$5,031,614

Supplemental cash flow disclosures
Cash paid during year for:
Interest	$48,562	$27,539	$74,724

Income taxes	$13,804,485	$12,218,229	$6,057,347

Non cash investing and financing activities:
Decrease in minority interest from acquisition	$—	$(710,437)	$—
Increase in negative goodwill due to minority interest acquisition	—	710,437	—
Paid in capital from short-term sale	—	32,969	—
Accounts receivable from director	—	(32,969)	—
Paid in capital from deferred compensation	—	909,000	—
Non cash increase in deferred compensation	—	(909,000)	—
Sale of property for treasury stock	311,740	—	—
Treasury stock received for property	(311,740)	—	—
Paid in capital from stock dividend	1,878,737	—	—
Common stock increase for stock dividend	130	—	7,641
Decrease in retained earnings for stock dividend	(1,878,867)	—	(7,641)
Capital lease issued for fixed assets	572,212	—	—
Assets acquired for capital leases	(572,212)	—	—
Reduction in minority interest	—	—	(617,218)
Stock issued for acquisition of Surgi+Group	—	—	380,000
Stock issued for acquisition of Piney Point	—	—	141,667
Stock issued for purchase of minority interests	—	—	95,551

	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements

August 31, 2003

1.	Significant Accounting Policies

Business and Organization

Dynacq Healthcare, Inc. is a holding company which through its subsidiaries develops and manages general acute hospitals that provide specialized general surgeries, such as neurospine, bariatric and orthopedic surgeries. For fiscal year 2003, the surgical hospital and outpatient surgical centers are the predominant revenue generating segments. Hereinafter, the “Company” will refer to Dynacq Healthcare, Inc., its wholly or majority owned subsidiaries, unless the context dictates or requires otherwise.

The Company was incorporated under the laws of the State of Utah in September 1983, reincorporated in Colorado in 1987, and reincorporated in Nevada in 1989. The Company was reincorporated in Delaware and its corporate name was changed from Dynacq International, Inc. to Dynacq Healthcare, Inc. in November 2003 to better reflect the Company’s business. In connection with the reincorporation in Delaware, the number of authorized common shares was reduced to 100,000,000.

In May 1998, Doctors Practice Management, Inc. (DPMI), a wholly owned subsidiary of the Company, organized Vista Community Medical Center, L.L.C., a Texas limited liability company, for the purpose of operating a hospital (the “Pasadena Facility”). In June 2003, the Pasadena Facility was converted to a limited liability partnership. As of August 31, 2003 and 2002, the Company through its subsidiaries has a 91.5% and 90% ownership interest in the Pasadena Facility, respectively.

During March 2001, DPMI organized Vista Surgical Center West, L.L.C., a Texas limited liability company, for the purpose of acquiring and operating Piney Point Surgery Center (the “West Houston Facility”). The West Houston Facility is a fully operational ambulatory surgical center in Houston, Texas.

In October 2001, a wholly owned subsidiary of the Company organized Vista Hospital of Baton Rouge, L.L.C. for the purpose of acquiring and operating a surgical hospital in Baton Rouge, Louisiana (the “Baton Rouge Facility”). As of August 31, 2003, the Company has a 97% membership interest in the Baton Rouge Facility.

In July 2003, the Company through its subsidiaries, organized Vista Hospital of Dallas, LP for the purposes of acquiring and operating a surgical hospital in Garland, Texas, (the “Garland Facility”), and has 100% partnership interest in it as of August 31, 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for annual financial information and with the instructions to Form 10-K and Article 3 and 3-A of Regulation S-X. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $12.6 million, $9.9 million and $6.7 million for the fiscal years 2003, 2002 and 2001, respectively.

The Company operates in one line of business and its strategy is to develop and manage general acute care hospitals that provide specialized general surgeries. The Company manages these hospitals on an individual basis. The hospitals’ economic characteristics, nature of their operations, regulatory environment in which they operate and the way in which they are managed are all similar. Accordingly, the Company aggregates its hospitals into a

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements (continued)

August 31, 2003

single reportable segment as that term is defined by SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information.” The Company operates one remaining ambulatory surgical center in its West Houston Facility.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant of the Company’s estimates is the determination of revenue to recognize for the services the Company provides and the determination of the contractual allowance. See “Revenue Recognition” below for further discussion. Actual results could differ materially from those estimates used in preparation of these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of purchase, to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Inventories

Inventories, consisting primarily of medical supplies, are stated at the lower of cost or market, with cost determined by use of the average cost method.

Property and Equipment

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Expenditures, which extend the physical or economic life of the assets, are capitalized and depreciated.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from five to 39 years. The Company has classified its assets into three categories. The categories are listed below, along with the useful life and the weighted average useful life for each category. Interest capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost” was $84,668 in the fiscal year ended August 31, 2003.

	Useful Life	Weighted Average Useful Life
Land	N/A	N/A
Buildings and improvements	39 years	39 years
Equipment, furniture and fixtures	5-7 years	5.2 years

The Company also leases equipment under capital leases. Such assets are amortized on a straight-line basis over the lesser of the term of the lease or the remaining useful life of the assets.

Impairment of Long-lived Assets

The Company routinely evaluates the carrying value of its long-lived assets. The Company would record an impairment loss when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. These events may include changes in the manner in which we intend to use an asset or decisions to sell an asset. To date, the Company has not recognized any impairment charges.

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements (continued)

August 31, 2003

Revenue Recognition

Background

The Company’s revenue recognition policy is significant because net patient service revenue is a primary component of its results of operations. Revenue is recognized as services are delivered. The determination of the amount of revenue to be recognized in connection with the Company’s services is subject to significant judgments and estimates, which are discussed below.

Revenue Recognition Policy

The Company is normally not a party to any managed care contracts. The Company records revenue pursuant to the following policy. The Company has established billing rates for its medical services which it bills as gross revenue as services are delivered. Gross billed revenues are then reduced by the Company’s estimate of the discount (contractual allowance) to arrive at net patient service revenues. Net patient service revenues represents the Company’s estimate of the amounts ultimately expected to be collected for the services it has delivered.

The table below sets forth the percentage of our gross patient service revenue by financial class for the fiscal years 2003 and 2002:

	2003	2002
Workers’ Compensation	52%	61%
Commercial	37%	32%
Medicare	4%	4%
Medicaid	1%	—%
Self-Pay	1%	1%
Other	5%	2%

Contractual Allowance

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case by case basis to gross billed revenue on a case by case basis by operating facility. This ratio of cash collections to billed services is then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for fiscal years 2003, 2002 and 2001:

	August 31,
	2003	2002	2001
Gross billed charges	$164,343,892	$113,760,963	$74,097,035
Contractual allowance	74,367,153	48,877,728	30,293,416

Net revenue	$89,976,739	$64,883,235	$43,803,619

Contractual allowance percentage	45%	43%	41%

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. The estimated accounts receivable not expected to be collected within twelve months of the balance sheet date have been shown as long-term receivables and represent receivables in the Medical Dispute Resolution (“MDR”) and legal third party financial class. The contractual allowance is provided as revenue is recognized. At each balance sheet date management reviews the accounts receivables for collectability. If after the review management believes certain receivables would be uncollectible, the receivable would be written down to the expected collectable amount. Management has not written down any receivables during the three years ended August 31, 2003 as a result of the collectability test. The following table shows accounts receivable, the contractual allowance, the allowance for

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements (continued)

August 31, 2003

uncollectible accounts, net receivables and the contractual allowance as a percent of receivables as August 31, 2003 and 2002:

	2003	2002
Current portion of gross receivables	$67,483,780	$46,544,023
Current portion of contractual allowance	(49,602,756)	(32,958,185)
Current portion of allowance for uncollectible accounts	(483,278)	(248,200)

Net current portion of accounts receivable	$17,397,746	$13,337,638

Contractual allowance and allowance for uncollectible accounts as a percentage of current gross receivables	74%	71%

Long term portion of gross receivables	$66,064,559	$36,624,610
Long term portion of contractual allowance	(48,559,583)	(25,934,171)
Long term portion of allowance for uncollectible accounts	(473,114)	(195,305)

Net long term portion of accounts receivable	$17,031,862	$10,495,134

Contractual allowance and allowance for uncollectible accounts as a percentage of long term gross receivables	74%	71%

The contractual allowance stated as a percentage of gross receivables at the balance sheet dates is larger than the contractual allowance percentage used to reduce gross billed charges due to the application of cash collections to the outstanding gross receivable balances without any adjustment being made to the contractual allowance. The contractual allowance amounts netted against gross receivables are not adjusted until such time as the final collections on the receivables is recognized.

Collections for services provided are generally settled or written off as uncollectible against the contractual allowance within six months of the date of service except for services provided to injured workers in Texas. Collections for services provided to injured workers in Texas may take up to three years or longer to be completely adjudicated. Because the Company has in recent years focused on providing services to injured workers in Texas, accounts receivable in the workers compensation and MDR financial classes have increased.

The MDR process is an established reimbursement resolution process available to providers of healthcare services under the regulations guiding reimbursement for services provided to injured workers in the State of Texas. Accounts generally do not become subject to the MDR process prior to being outstanding for at least 90 days subsequent to patient discharge. For medical services provided to injured workers’ in the state of Texas, the MDR process is specifically based upon the administrative and statutory regulations promulgated by the Texas Labor Code and Texas Administrative Code provisions.

Due to a number of factors outside the Company’s control, including a change in the Company’s reimbursement collection experience associated with potential changes in the reimbursement environment in which the Company operates, it is possible that management’s estimates of patient service revenues could change, which could have a material impact on the Company’s revenue and profitability in the future.

Allowance for Uncollectible Accounts

The Company has estimated uncollectible accounts expense as 1% of gross outpatient revenue. Through August 31, 2003, the Company has made no charge offs against the allowance for uncollectible accounts, as historically all charge offs have been against the contractual allowance.

Stock Based Compensation

The Company accounts for stock-based compensation to employees using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Compensation cost, if any is measured as the excess of the fair value of the Company’s stock at the date of grant

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements (continued)

August 31, 2003

over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation; however, it allows an entity to continue to measure compensation for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25. The Company has elected to continue to measure compensation under the APB Opinion No. 25, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

If the fair value of the stock options granted to employees during a fiscal year had been recognized as compensation expense on a straight-line basis over the vesting period of the grants, stock-based compensation costs would have impacted our net income and earnings per common share for the fiscal years ended August 31 as follows:

	2003	2002	2001
Net income as reported	$20,887,323	$14,829,487	$7,743,636
Add: stock-based compensation costs included in reported net income, net of taxes	117,650	44,804	—
Deduct: stock based compensation costs, net of taxes under SFAS 123	(284,073)	(95,921)	(1,213,566)

Pro forma net income	$20,720,900	$14,778,370	$6,530,070

Per share information:
Basic, as reported	$1.40	$1.01	$0.55
Basic, pro forma	$1.39	$1.00	$0.46
Diluted, as reported	$1.34	$.96	$0.51
Diluted, pro forma	$1.33	$95	$0.43

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for fiscal years ended August 31:

	Options
	2003	2002	2001
Estimated fair value	$5.59	$12.34	$1.80
Expected life (years)	4.53	4.29	3.00
Risk free interest rate	4.25%	4.00%	6.00%
Volatility	40%	143%	52%
Dividend yield	—%	—%	—%

Goodwill and Negative Goodwill

The Company adopted the provisions of SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets effective September 1, 2002. Upon adoption, the Company discontinued amortization of goodwill and conducted a review for impairment. The Company eliminated negative goodwill as a cumulative effect of a change in accounting principle. SFAS 142 requires that impairment tests are performed at least annually. The impairment tests done upon adoption of the standard and at the end of the fiscal year indicated no impairment of goodwill. Amortization of goodwill in the amount of $51,813 and $27,208 was recorded for the years ended 2002 and 2001, respectively. Amortization of negative goodwill in the amount of $126,470 and $78,411 was recorded for the years ended 2002 and 2001, respectively.

The changes in the carrying amount of goodwill as of August 31, 2003, are as follows:

	Goodwill	Negative Goodwill
Balance at August 31, 2002	$582,547	$(1,550,910)
Write-off of negative goodwill	—	1,550,910

Balance at August 31, 2003	$582,547	$—

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements (continued)

August 31, 2003

The following table presents income before extraordinary gain and cumulative effect of a change in accounting principle, and earnings per common share for the years ended August 31, 2002 and 2001, as if goodwill had not been amortized during those periods, compared with those amounts reported for the year ended August 31, 2003:

	Years ended August 31,
	2003	2002	2001
Income before extraordinary gain and cumulative effect of a change in accounting principle	$19,817,289	$14,829,487	$7,743,636
Add back: Goodwill amortization	—	51,813	27,208
Less: Tax effect of goodwill amortization	—	(18,135)	(9,523)

Adjusted income before extraordinary gain and cumulative effect of a change in accounting principle	$19,817,289	$14,863,165	$7,761,321

Basic earnings per share:
Income before extraordinary gain and cumulative effect of a change in accounting principle	$1.33	$1.01	$0.55
Add back: Goodwill amortization	—	—	—
Less: Tax effect of goodwill amortization	—	—	—

Adjusted income before extraordinary gain and cumulative effect of a change in accounting principle	$1.33	$1.01	$0.55

Diluted earnings per share:
Income before extraordinary gain and cumulative effect of a change in accounting principle	$1.27	$0.96	$0.51
Add back: Goodwill amortization	—	—	—
Less: Tax effect of goodwill amortization	—	—	—

Adjusted income before extraordinary gain and cumulative effect of a change in accounting principle	$1.27	$0.96	$0.51

Advertising Costs

Advertising and marketing costs in the amounts of $6,110,000, $5,188,000 and $4,614,000 for the years ending August 31, 2003, 2002 and 2001 respectively were expensed as incurred.

Income Taxes

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax liabilities or assets are determined based on differences between the income tax basis and the financial reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Minority Interests

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 2.14% to 8.5% at August 31, 2003). During 2002, the Company purchased minority interests from certain minority interest holders at an amount that was $710,437 less than the net book value of the minority interest liability on the date of purchase. The $710,437 was recorded as negative goodwill on the date of acquisition and was being amortized to income over a period of 14 years in accordance with the treatment of the excess of fair market value received over cost as promulgated by Accounting Principles Board Opinion 16. This accounting treatment changed on September 1, 2002 when the Company adopted SFAS 141. During 2003, the Company purchased minority interest from certain minority interest

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements (continued)

August 31, 2003

holders at an amount that was $130,998 less than the net book value of the minority interest liability on the date of purchase. The $130,998 less applicable income taxes of $49,681 has been recorded as an extraordinary gain during 2003. The partnership agreement provided a means for the minority interest holders to be cashed out at the net book value. The amounts paid the minority interest holders was less than the buy out amount that was called for in the partnership agreements. Legal counsel has advised the Company that the acquisitions were negotiated transactions occurring outside the partnership agreement.

The following table sets forth the activity in the minority interest liability account for the fiscal years ending August 31, 2003 and 2002:

Balance August 31, 2001	$(1,920,769)
Earnings allocated to minority interest holders	(2,203,418)
Distributions to minority interest holders	1,300,000
Acquisition of Vista Surgical Center West minority interest	406,438
Acquisition of 20% of Vista Community Medical Center Hospital minority interest	893,999

Balance August 31, 2002	(1,523,750)
Earnings allocated to minority interest holders	(3,306,882)
Acquisition of 1.5% of Vista Community Medical Center Hospital minority interest	380,998
Distribution to minority interest holders	2,827,000
Capital contributions received from new partners	(946,000)

Balance August 31, 2003	$(2,568,634)

Net Income Per Share

Basic net income per share has been computed using the weighted average number of common shares outstanding during the period. Diluted net income per share has been calculated to give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants. The weighted average number of basic and diluted shares outstanding for earnings per share calculations has been changed from the number of shares as shown in previously issued financial statements for fiscal year ending 2002 and 2001. The following table presents the outstanding shares as previously reported and the restated amounts:

	2002	2001
Basic weighted average shares outstanding as previously reported	14,759,404	14,614,692
Basic weighted average shares outstanding as restated	14,686,236	13,997,861
Diluted weighted average shares outstanding as previously reported	15,047,829	14,673,775
Diluted weighted average shares outstanding as restated	15,490,068	15,092,433

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements (continued)

August 31, 2003

of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN 45.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 amends SFAS 123 to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, the Company adopted the disclosure only provisions of that accounting standard in the third quarter of fiscal year 2003.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate, or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. As of August 31, 2003, the Company does not have any entities that require disclosure or consolidation as a result of adopting the provisions of FIN 46.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have a significant impact on our financial statements.

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements (continued)

August 31, 2003

2.	Restatements

During the course of the audit of the fiscal year ending August 31, 2003 financial statements, errors were discovered in the previously issued financial statements. The following table sets forth the capital section as reported and reflects the adjustments to the previously reported amounts:

	Common Stock Shares	Common Stock Amount			Treasury Stock Shares	Treasury Stock Amount			Additional Paid-in Capital			Retained Earnings			Receivable From Director		Deferred Compensation
Balance as reported August 31, 2000	7,658,856	$7,659			794,392	$(1,141,546)			$4,309,813			$11,392,583			$—		$—
Cancellation of treasury shares	(306,868)	(307)	(a	)	(306,868)	423,478	(a	)	(423,171)	(a	)	—			—		—
Addition of treasury shares held by a subsidiary	—	—			35,672	—	(b	)	—			—			—		—
Fair value of stock options issued to non employees	—	—			—	—			1,478,080	(c	)	(1,478,080)	(c	)	—		—
Over statement of tax liabilities as of August 31, 2000	—	—			—	—			—			2,706,356	(d	)	—		—

Balance as restated August 31, 2000	7,351,988	$7,352			523,196	$(718,068)			$5,364,722			$12,620,859			$—		$—

Balance as reported August 31, 2001	16,266,331	$16,266			1,599,984	$(1,190,507)			$6,690,042			$22,445,443			$—		$(416,061)
Cumulative effect of changes prior to August 31, 2001	(306,868)	(307)			(271,196)	423,478			1,054,910			1,228,276			—		—
Fair value of stock options issued to non employees	—	—			—	—			3,686,510	(e	)	(3,686,510)	(e	)	—		—
Elimination of deferred compensation	—	—			—	—			(520,400)	(f	)	104,339	(f	)	—		416,061	(f	)
Change in income tax provision	—	—			—	—			—			265,000	(g	)	—		—
Income tax benefit of stock options	—	—			—	—			108,938	(h	)	—			—		—
Change in stock split in 2000	(306,868)	(307)	(i	)	(271,196)	—	(l	)	—			306	(i	)	—		—

Balance as restated August 31, 2001	15,652,595	$15,652			1,057,592	$(767,029)			$11,020,000			$20,356,854			$—		$—

Balance as reported August 31, 2002	16,515,166	$16,515			1,685,984	$(1,959,412)			$9,778,701			$37,884,622			$—		$(1,152,053)
Cumulative effect of changes prior to August 31, 2001	(613,736)	(614)			(542,392)	423,478			4,329,958			(2,088,589)			—		416,062
Fair value of stock options issued to non employees	—	—			—	—			385,426	(j	)	—			—		—
Change in income tax benefit associated with stock options issued to employees	—	—			—	—			(827,466)	(k	)	—			—		—
Short-term sale gains by director	—	—			—	—			28,469	(l	)	—			(28,469	)(l)	—
Decrease in deferred compensation amortization	—	—			—	—			—			—			—		(104,080)	(m	)
Changes in net income:
Increase in compensation	—	—			—	—			—			(158,453)	(n	)	—		—
Increase in other operating expenses	—	—			—	—			—			(714,116)	(o	)	—		—
Decrease in depreciation and amortization expense	—	—			—	—			—			43,827	(p	)	—		—
Decrease in provision for income taxes	—	—			—	—			—			389,081	(q	)	—		—
Increase in minority interest expense	—	—			—	—			—			(170,031)	(r	)	—		—

Balance as restated August 31, 2002	15,901,430	$15,901			1,143,592	$(1,535,934)			$13,695,088			$35,186,341			$(28,469)		$(840,071)

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements (continued)

August 31, 2003

(a) The Company was showing as issued 306,868 shares of common stock outstanding that the transfer agent did not show as outstanding. In addition the Company was showing 306,868 treasury shares which could not be accounted for. This adjusts the number of shares the Company has issued and outstanding and the number of shares the Company holds as treasury shares. This correction had no effect on the shares shown as issued and outstanding for purposes of earnings per share calculations.

(b) One of the Company’s subsidiaries has held shares of the Company’s common stock for a number of years. This adjusts the number of treasury shares held by the Company. The cost of these shares had been included in the cost of treasury shares.

(c) The Company had recorded no compensation cost associated with stock options granted to non employees prior to September 1, 2000. This adjustment represents the fair value of stock options granted to non employees for all years prior to September 1, 2000. The fair value of the options was estimated using the Black Scholes option pricing model with the following weighted average assumptions: estimated fair value $3.12; expected life 0.84 years; risk free interest rate 4.25%; volatility 87%.

(d) This represents the overstatement of tax liabilities as of August 31, 2000.

(e) Represents the fair value of stock options granted to non employees during the year ended August 31, 2001. The Company had recorded deferred compensation expense of $520,400 applicable to 108,000 stock options granted to 13 non employees which was valued on the grant date and was being amortized over a period of 5 years. Upon reexamination the measurement date for those options should have been the vesting date, which was 6 months after the grant date. The correct expense calculated on the vesting date for this 108,000 shares was $1,798,200. There were another 84,000 additional options granted to non employees which should have been expensed. The value of these 84,000 options were $1,398,600. The fair value of the 192,000 options has been estimated using the Black Scholes option pricing model with the following weighted average assumptions: estimated fair value $16.65; expected life six months; risk free interest rate 4.25% volatility 72.8%. An expense charge of $489,710 has been recognized as the intrinsic value of 37,392 shares issued below market value or as gift shares.

(f) Represents the elimination of deferred compensation expense recorded by the Company for non employees which had been accounted for as if the options were granted to employees. The compensation expenses associated with these options is now included in (c) above.

(g) The provision for income taxes was changed due to the expensing of stock options for the year ended August 31, 2001, related income tax benefits of those options and other items.

(h) Represents the revised income tax benefit of certain income tax deductions related to employee stock options which are not charged against operations.

(i) Represents an adjustment to the amount of the stock dividend recorded because of the effective cancellation of treasury shares before the stock split.

(j) Represents the fair value of stock options issued to non employees during the year ended August 31, 2002.

(k) Represents the change in the income tax benefit related to stock option expense taken in the tax return which is not charged against operations.

(l) Represents a receivable for gains made by a director on the short-term sale of shares of the Company’s common stock during the year ending August 31, 2002 for which payments were not received by the Company until the year ending August 31, 2003.

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements (continued)

August 31, 2003

(m) Represents the elimination of the amortization of deferred compensation associated with non employees which had been recorded as applicable to employees.

(n) Represents the expensing of the fair value of 54,000 stock options issued to non employees and other net credit adjustments to compensation of $122,884. The Company had recorded the amortization of deferred compensation associated with stock options granted to non employees in the amount of $104,080. The $104,080 was based on incorrect assumptions as to the measurement date and the vesting period. Upon reexamination, the expense associated with these 54,000 options was $356,985. The fair value of the options was estimated using the Black Scholes option pricing model with the following weighted average assumptions: estimated fair value $14.08; expected life 1.52 years; risk free interest rate 4.25%; volatility 130%. An expense charge of $28,440 was recorded for the sale of stock at below the fair market value on the date of sale.

(o) Represents increases to other operating expenses consisting primarily of the write off of organization costs and other capitalized assets of $213,000, the recording of expenses found in the search for unrecorded liabilities of $364,000, the recording of estimated tax penalties of $58,000, a net reduction in prepaid expenses of $41,000, a reduction of the accrual for property taxes of $(68,000) and other changes of $106,000.

(p) Represents a change in depreciation expense caused by the aggregating of various depreciable costs.

(q) Represents a decrease in the income tax provision as previously reported.

(r) Represents an increase in minority interest expense due to a change in the profits of the Pasadena facility.

(s) The sum of these changes reflect the adjustments set forth in (o) above plus reclassification and elimination adjustments which have no effect on net income.

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements (continued)

August 31, 2003

The following sets forth the Statements of Operations for the years ended August 31, 2002 and 2001 as previously reported and applicable restatement adjustments for those years:

	Year Ended August 31, 2002				Year Ended August 31, 2001
	As Reported	Restatement Adjustments		As Restated	As Reported	Restatement Adjustments		As Restated
Net patient service revenue	$64,883,235	$—		$64,883,235	$43,803,619	$—		$43,803,619
Costs and expenses:
Compensation and benefits	9,191,317	158,453	(n)	9,349,770	5,954,061	(104,338	)(f)	5,849,723
Medical services and supplies	15,332,788			15,332,788	9,299,835			9,299,835
Other operating expenses	11,646,317	1,006,138	(s)	12,652,455	9,692,649	3,686,510	(e)	13,379,159
Provision for uncollectible accounts	350,018	(99,306	)(s)	250,712	58,259			58,259
Depreciation and amortization	1,213,573	(43,827	)(p)	1,169,746	813,143			813,143

Total costs and expenses	37,734,013	1,021,458		38,755,471	25,817,947	3,582,172		29,400,119

Income from operations	27,149,222	(1,021,458)		26,127,764	17,985,672	(3,582,172)		14,403,500
Other income (expense):
Rent and other income	231,756	192,716	(s)	424,472	352,114			352,114
Interest income	163,584			163,584	299,901			299,901
Interest expense	(27,537)			(27,537)	(60,129)			(60,129)

Total other income, net	367,803	192,716		560,519	591,886			591,886

Income before income tax and minority interests	27,517,025	(828,742)		26,688,283	18,577,558	(3,582,172)		14,995,386
Provision for income taxes	10,044,459	389,081	(q)	9,655,378	5,040,000	265,000	(g)	4,775,000
Minority interest in earnings	2,033,387	(170,031	)(r)	2,203,418	2,476,750			2,476,750

Net income	$15,439,179	$(609,692)		$14,829,487	$11,060,808	$(3,317,172)		$7,743,636

Basic earnings per common share	$1.05	$(0.04)		$1.01	$0.76	$(0.21)		$0.55

Diluted earnings per common share	$1.03	$(0.07)		$0.96	$0.75	$(0.24)		$0.51

Weighted average common shares—basic	14,759,404	(73,168)		14,686,236	14,614,692	(616,831)		13,997,861

Weighted average common shares—diluted	15,047,829	442,239		15,490,068	14,673,775	418,658		15,092,433

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements (continued)

August 31, 2003

3.	Acquisitions

The Garland Facility

In August 2003 the Company acquired the assets of a 113-bed hospital (which is now licensed for 79 beds), a medical office building and 22.7 acres of land in the Dallas-Fort Worth area for cash of approximately $5.6 million. The Company has since completed renovations at that facility, named Vista Hospital of Dallas (the “Garland Facility”), with six surgical suites, and started performing surgical procedures in late November 2003.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$416,000
Property, plant and equipment	8,044,000

Total assets acquired	8,460,000
Current liabilities assumed	2,183,000
Debt assumed	670,000

Net assets acquired	$5,607,000

Vista Diagnostic Center

During the year ended August 31, 2003, the Company acquired assets valued at approximately $471,000 from Vista Diagnostic Center (“VDC”), an unrelated company which provided laboratory and radiology services to the Pasadena Facility. The Pasadena Facility did not acquire any interest in VDC, nor did VDC ever have an interest in the Pasadena Facility. The assets included primarily medical and diagnostic equipment as well as furniture and fixtures. The consideration paid for this purchase was equal to the estimated fair value of the assets at the purchase date. In connection with the asset acquisition, the Company also assumed three operating leases related to medical equipment with required minimum lease payments of $466,000 in 2003, $438,000 in 2004, $89,000 in 2005 and $59,000 in 2006. The Company has begun using the newly acquired assets to provide laboratory and radiology services at the Pasadena Facility and has discontinued using the services of VDC.

Baton Rouge Facility

During 2002, the Company acquired the land and building located in Baton Rouge, Louisiana known as Charis Hospital for $3,373,126 in cash. In January 2003, this facility was reopened as the Baton Rouge Facility, as a 35-bed hospital and four operating rooms.

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements (continued)

August 31, 2003

4.	Property and Equipment

At August 31, property and equipment consisted of the following:

	2003	2002
Land	$8,608,309	$507,113
Buildings and improvements	20,266,452	8,482,622
Equipment, furniture and fixtures	16,195,660	7,156,190

	45,070,421	16,145,925
Less accumulated depreciation and amortization	(7,249,485)	(5,173,001)
Construction in progress	181,463	5,304,243

Net property and equipment	$38,002,399	$16,277,167

For the years ended August 31, 2003, 2002, and 2001, depreciation expense was $2,161,166, $1,190,344, and $853,770, respectively.

5.	Asset held for sale

The Company entered into a letter of intent with a Nevada Limited Liability Company of which a former Executive officer of the Company is a member to sell land located in Slidell, Louisiana at August 31, 2003. The Company decided not to develop this hospital in Louisiana because it did not fit its current business plan. The carrying value of the land of $2,315,204 is shown as “Asset held for sale” on the statement of financial position. On January 23, 2004, the transaction was closed and the Company recognized a gain of $185,000 upon closing.

6.	Notes payable

At August 31, long-term debt consisted of the following:

	2003	2002
Note payable to a former shareholder, payable in monthly installments of $10,007, including interest at 11.5%, through December 2002, uncollateralized	$—	$39,075
Note payable to former owners of the Garland facility, due August 14, 2004 together with interest at the rate of a major banks prime plus 1%	670,000	—
Revolving line of credit with a financial institution payable at variable monthly installments, including variable interest of 2.3% plus the “Dealer Commercial Paper” rate, due on demand or July 2011, collateralized by substantially all of the Company’s assets. The effective interest rate at August 31, 2003 was 3.32%.	6,413,312	—

	$7,083,312	$39,075

The Company has a revolving line of credit with a financial institution. The amount available and drawn under the line of credit at August 31, 2003 is approximately $6.4 million which was used to finance its acquisition of the Garland Facility. The interest rate on the line of credit is a variable rate of 2.3% plus the “Dealer Commercial Paper” rate. The effective interest rate at August 31, 2003 was 3.32%. The balance owed under the line of credit as of June 18, 2004 was approximately $6,002,214.

The Company is in default under the terms of the line of credit, as the Company has not timely filed this annual report on Form 10-K and have not yet filed its quarterly reports on Form 10-Q for the fiscal quarters ended November 30, 2003, February 29, 2004 and May 31, 2004. On April 16, 2004, the financial institution submitted to the Company a notice of default. Since the Company did not cure the default within 10 days, the Company is now in default under the line of credit. To this date, the financial institution has not taken any further action. The Company’s indebtedness under its line of credit is secured by substantially all of its assets. If the Company is

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements (continued)

August 31, 2003

unable to repay all outstanding balances, the financial institution could proceed against the Company’s assets to satisfy its obligations under the line of credit.

7.	Income Taxes

The provision for income tax expense consisted of the following:

	Year Ended August 31
	2003	2002	2001
Current tax expense:
Federal	$10,262,114	$11,142,485	$5,315,000
State	1,299,565	1,491,538	538,000

Total current	11,561,679	12,634,023	5,853,000
Deferred tax expense (benefit):
Federal	1,167,273	(2,653,852)	(926,000)
State	157,383	(324,793)	(152,000)

Total deferred	1,324,656	(2,978,645)	(1,078,000)

Total income tax expense	$12,886,335	$9,655,378	$4,775,000

As of August 31, 2003, 2002 and 2001, income tax benefits of $189,639 and $245,334 and $108,938, respectively, resulting from deductions relating to nonqualified stock option exercises and disqualifying dispositions of certain employee incentive stock options were recorded as increases in stockholders’ equity.

The components of the provision for deferred income taxes, at August 31 were as follows:

	2003	2002	2001
Applicable to:
Differences between revenues and expenses recognized for federal income tax and financial reporting purposes	$448,327	$(3,326,701)	$(435,303)
Stock options	127,834	683,376	(673,472)
Allowance for uncollectible accounts	(194,512)	(95,083)	(22,095)
Employee deferred compensation	(94,785)
Difference in method of computing depreciation for tax and financial reporting purposes	880,510	189,883	139,632
Other	157,282	(430,120)	(86,762)

	$1,324,656	$(2,978,645)	$(1,078,000)

Significant components of the Company’s deferred tax liabilities and assets were as follows at August 31, 2003:

	Current	Noncurrent
Deferred tax liabilities:
Depreciation	$—	$(1,285,346)
Negative goodwill	—	(416,324)
Deferred tax assets:
Stock options	298,020	—
Revenue and expense differences	374,036	—
Allowance for uncollectible accounts	362,712	—
Other	(95,113)	255,400
Minority interest	—	694,997

Net deferred tax asset (liability)	$939,665	$(751,273)

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements (continued)

August 31, 2003

Significant components of the Company’s deferred tax liabilities and assets were as follows at August 31, 2002:

	Current	Noncurrent
Deferred tax liabilities:
Basis in property and equipment	$—	$(404,837)
Deferred tax assets:
Stock options	425,854	—
Allowance for uncollectible accounts	168,200
Revenue and expense differences	922,363	323,068
Minority interest		462,708
Other	(139,895)	367,450

Net deferred tax asset	$1,376,522	$748,389

The following table reconciles the federal statutory income tax rate and the Company’s effective income tax rate:

	2003	2002	2001
Provision for income taxes at federal statutory rate	35.0%	35.0%	35.0%
State tax provision, net of federal benefits	2.2	3.6	3.2
Minority interest in income of partnership	(5.7)	(5.3)	(10.6)
Other differences	4.3	2.9	4.2

Effective tax rate	35.8%	36.2%	31.8%

The Company has restated its income tax provisions for the fiscal years ended August 31, 2002 and 2001. Those restatements were necessary to give income tax effect to the restatement adjustments for each year and to adjust approximately $2,700,000 over accrual of the income tax liabilities arising prior to August 31, 2000.

8.	Related Party Transactions

The Company leased a residential house to its Chief Executive Officer (CEO), Mr. Chiu M. Chan at a monthly rate of $1,400 per month through April 2003. In April 2003, the Company consummated the sale of a house to Chiu M. Chan. The house was sold to Mr. Chan in exchange for the transfer of his right to receive 25,639 shares of Dynacq common stock held by Mr. Chan. The contract, which was signed on April 10, 2003, valued the property at $311,740, which was 10% more than the 2002 appraised value of $283,400. The shares of common stock were valued at 90% of the closing price of Dynacq common stock on April 10, 2003. In addition, the Company paid the 2003 property taxes. A gain on the sale of the house in the amount of $145,623 was recorded in 2003.

The Company had previously leased 1,000 square feet of office space for its executive offices on a month-to-month basis for $1,286 per month. As of September 1, 2003, the Company increased its leased space to approximately 7,250 square feet and entered into an 8-year lease for this office space. The Company will pay $1,286 per month for the first year of the lease and $6,525 per month for the remainder of the lease term. The lessor of the office space is Capital Bank, of which Mr. Earl Votaw, one of the Company’s directors, is a director. Management believes that the lease rate being paid is consistent with comparable commercial rates available in the area.

Since May 2002, when Dr. Ping Chu became a director, he has paid the Company $26,870 and $17,631 during fiscal years ended August 31, 2003 and 2002, respectively for rent and management fees. As of August 31, 2003 and 2002, the Company had accounts receivable from Dr. Chu of $22,277 and $99,476, respectively. Included in the accounts receivable balance were amounts applicable to Dr. Chu’s staffs’ payroll for which he reimburses the Company in the ordinary course of business.

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements (continued)

August 31, 2003

In January 2004, the Company completed a sale of land (“Asset held for sale” in 2003) located in Slidell, Louisiana to HealthGroup Partners, L.L.C. for $2.5 million. An investor in HealthGroup Partners, L.L.C. was previously an executive officer of the Company.

9.	Stockholders’ Equity and Stock Option Plans

Preferred Stock

In January 1992, the board of directors approved an amendment to the Company’s articles of incorporation to authorize 5,000,000 shares of undesignated preferred stock, for which the board of directors is authorized to fix the designation, powers, preferences and rights. There are no shares of preferred stock issued or outstanding as of August 31, 2003.

In February 2003, the Board of Directors designated 200,000 of the undesignated preferred stock as “Series A Preferred Stock” and declared a stock dividend equal to one share of Series A Preferred Stock for every full block of 100 shares of common stock. The Series A Preferred Stock could either be redeemed for cash at $14.50 per share or if not redeemed by June 10, 2003, would be automatically converted into one share of the Company’s common stock. As a result of this action the Company redeemed 32,656 shares for cash in the amount of $473,511 (which has been shown in the accompanying statement of stockholders’ equity as a preferred stock redemption) and issued 129,577 shares of common stock in conversion of the unredeemed Series A Preferred Stock.

Treasury Stock

Pursuant to the Company’s announced 500,000 common stock buy-back program in January 2002, the Company bought back 261,500 and 86,000 shares of its common stock in fiscal year 2003 and 2002, respectively at an average cost of $13.62 for a total purchase of $4,734,515. The Company acquired 103,176 shares of its common stock as treasury shares during December 2003 for $1,611,165 in cash.

Stock Option Plans

The Company’s 1995 Non-qualified Plan and the 2000 Incentive Plan (the “Plans”) provide for options and other stock-based awards that may be granted to eligible employees, officers, consultants, and non-employee directors of the Company or its subsidiaries. The Company had reserved 6,000,000 shares of common stock for future issuance under the Plans. As of August 31, 2003, there remains 3,797,146 shares which can be issued under the Plans, after giving effect to stock splits and shares issued under the Plans. All awards previously granted to employees under the Plans have been stock options, primarily intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”). The Plans also permit stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

The purposes of the Plans generally are to retain and attract persons of training, experience, and ability to serve as employees of the Company and its subsidiaries and to serve as non employee directors of the Company, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.

The Plans are administered by the Compensation Committee of the board of directors (the “Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares, and all of the terms of the awards. The Company may at any time amend or terminate the Plans. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent. Stockholder approval of an amendment to the Plans is necessary only when required by applicable law or stock exchange rules.

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements (continued)

August 31, 2003

The following summarizes stock option activity and related information:

	Years ended August 31
	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
Outstanding—beginning of year:	1,104	$4.69	1,469	$3.78	827	$1.13
Granted	422	14.67	174	6.07	1,229	4.44
Exercised	(263)	4.44	(246)	4.44	(551)	1.43
Canceled	(62)	4.96	(293)	1.15	(36)	1.26

Outstanding—end of year	1,201	$8.25	1,104	$4.69	1,469	$3.78

Exercisable—end of year	687	$4.65	956	$4.48	1,469	$3.78

The following summarizes information related to stock options outstanding at August 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 4.44	625	2.3	$4.44	625	$4.44
$ 6.07	154	4.2	6.07	52	6.07
$10.73	51	4.2	10.73	10	10.73
$12.25	171	4.7	12.25	—	—
$17.75	200	5.4	17.75	—	—

Total	1,201	3.7	$8.25	687	$4.65

On April 15, 2002 the Company granted an employee an option that was in the money on the date of grant. The difference in the market value and the grant price on the grant date was $909,000 which has been recorded as deferred compensation expense in the capital section and is being amortized to expense over the vesting period of 5 years. Amortization expense of $181,000 and $68,929 has been recorded as compensation expense in the years 2003 and 2002, respectively.

During the three fiscal years ended August 31, 2003, the Company granted stock options to non-employees. The fair value of such stock options (calculated using the Black Scholes model) has been charged to expense with a corresponding credit to additional paid-in capital. The Company recorded expense associated with stock options issued to non employees of $262,330, $385,426 and $3,686,510 during the three year period ended August 31, 2003. During October 2002, the Company issued warrants to acquire 61,149 shares of the Company’s common stock at a price of $10.95 per share. The warrants vested immediately and were exercisable through October 2005. The value of the warrants using the Black Scholes pricing model was calculated to be $327,758 which has been charged to expense and credited to additional paid-in capital. The warrants were subsequently returned to the Company, however, since they vested immediately no reversal of the compensation expense has been recorded.

During the period September 1, 2003 through June 18, 2004, the Company issued 105,500 shares of its common stock upon the exercise of stock options for cash consideration of $500,806.

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements (continued)

August 31, 2003

10.	Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering substantially all employees of the Company and provides for voluntary contributions by these employees, subject to certain limits. The plan was effective June 1, 2001. The Company makes discretionary contributions to the plan. The Company’s contributions for fiscal years 2003 and 2002 were $54,874 and $43,940, respectively.

11.	Net Income Per Share

The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Years ended August 31
	2003	2002	2001
Denominator:
Basic net income per share—weighted average shares outstanding	14,849,504	14,686,236	13,997,861
Effect of dilutive securities:
Common stock options—treasury stock method	714,713	803,832	1,094,572

Diluted net income per share—weighted average shares outstanding	15,564,217	15,490,068	15,092,433

12.	Accrued Liabilities

Accrued liabilities at August 31 are as follows:

	2003	2002
Accruals for Garland Facility	$2,283,285	$—
Payroll and related taxes	907,159	545,766
Baton Rouge Facility lawsuit settlement	775,000	—
Property taxes	513,445	239,164
Settlement of shareholder derivative lawsuit	500,000	—
Accruals for equipment	127,233	—
Accrued interest	37,997	—
Franchise taxes payable	20,000	—
Year-end accruals of expenses and other	2,239,731	767,345

Total accrued liabilities	$7,403,850	$1,552,275

13.	Commitments and Contingencies

Leases

As of August 31, 2003, the following assets are under capital lease obligations and included in property and equipment for medical:

Medical equipment	$620,111
Less accumulated amortization	(41,341)

$578,770

Amortization expense for assets recorded under capital leases is included in depreciation expense.

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements (continued)

August 31, 2003

Future minimum payments, by year and in the aggregate, required under capital lease obligations and noncancellable operating leases for certain facilities and equipment consist of the following at August 31, 2003:

Year ending August 31	Capital Lease	Operating Leases
2004	$161,484	$1,899,325
2005	161,484	1,532,719
2006	161,484	1,479,726
2007	147,562	1,190,916
2008	—	354,848
Thereafter	—	260,457

	632,014	$6,717,991

Less imputed interest included in minimum lease payments	(73,622)

Present value of minimum lease payments	558,392
Less current portion	(129,805)

	$428,587

Total rent and lease expenses paid by the Company, for the fiscal years 2003, 2002, and 2001, was approximately $1,394,396, $963,000, and $244,000, respectively.

Commitments for future additions to medical equipment were approximately $1,206,000 at August 31, 2003, which was guaranteed by the Company on behalf of its subsidiary in the normal course of business. In terms of the guarantee issued, if the Company’s subsidiary does not meet its commitment of purchasing the medical equipment and making the related payments, the Company will be liable to purchase the medical equipment for the same amount.

The Company, through its subsidiary, also has agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Pasadena, Garland and Baton Rouge Facilities. These facilities receive bariatric and orthopedic referrals from these and other sources and the organizations refers clients to other area hospitals. Payments made under these agreements for the fiscal years 2003, 2002 and 2001 were $6,002,000, $4,802,000 and $4,433,000, respectively. Future minimum payments under these agreements for the following fiscal years are: 2004, $4,525,000; 2005, $4,500,000; and 2006, $937,000.

The Company has contracts with Doctors to manage various areas of the Company’s hospitals and other service agreements. Payments made under these agreements for the fiscal years ending August 31, 2003, 2002 and 2001 were $1,776,000, $741,000 and $495,000, respectively. Future minimum payments under the terms of these contracts and agreements for the following fiscal years are 2004, $2,044,000, 2005, $1,629,000, 2006, $920,000 and thereafter $555,000.

Risks and Uncertainties

The Company maintains various insurance policies that cover each of its facilities. Specifically, the Company maintains medical malpractice insurance coverage in Texas. The Company has claims-made malpractice coverage and has purchased tail coverage effective through August 12, 2004. The Company in Louisiana is a member of the Louisiana Patient Compensation Fund and purchases insurance through the Louisiana Patient Compensation Fund for medical malpractice. In addition, all physicians granted privileges at the Company’s facilities are required to maintain medical malpractice insurance coverage. The Company also maintains general liability and property insurance coverage for each facility and flood coverage for the Baton Rouge Facility. The Company also maintains workers’ compensation coverage for the Baton Rouge Facility, but does not currently maintain worker’s compensation coverage in Texas. In regard to the Employee Health Insurance Plan, the Company is self insured with specific and aggregate re-insurance with stop loss levels appropriate for the company’s group size. Coverages are maintained in amounts management deems adequate.

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements (continued)

August 31, 2003

In January 2002, the Company, two of its officers, and the spouse of one of the officers were named as defendants in a shareholder class action lawsuit in the United States District Court for the Southern District of Texas alleging violations of federal securities laws and regulations. The putative class covered those persons who purchased the Company shares between November 29, 1999 and January 16, 2002. The various complaints that were consolidated claimed that the Company violated Sections 10(b) and 20(a) and Rule 10b-5 under the Exchange Act by making materially false or misleading statements or omissions regarding revenues and receivables and regarding whether our operations complied with various federal regulations. The district court consolidated these actions and appointed a lead plaintiff in the matter. The lead plaintiff filed a consolidated amended complaint on September 6, 2002. The Company and its officers moved to dismiss the complaint on February 25, 2003. On August 26, 2003, the Court granted the Motion to Dismiss and denied Plaintiffs leave to amend further. The Plaintiffs thereafter filed a notice of appeal. In May 2004, the Plaintiffs dismissed their appeal, thereby concluding the case.

A separate shareholder derivative action was also brought in federal court, but was stayed pending resolution of the shareholder class action described above. The Plaintiff in the derivative case did not make a demand on the Company or its Board of Directors prior to filing suit. It remained stayed pending the plaintiff’s appeal of the dismissal of the shareholder class action. Given the Plaintiff’s dismissal of the appeal in the shareholder class action, the Company has moved to dismiss the derivative action. This derivative matter, if it were to proceed, would not seek to recover any damages from the Company, but could expose the Company to bearing some unknown legal or indemnity costs which we cannot predict at this time.

In March 2002, the Company accepted service of a shareholder derivative action filed on or about February 26, 2002 in the 295th District Court of Harris County, Texas brought on behalf of the Company against its officers and directors, outside auditor, investment bank, and two analysts affiliated with that investment bank. The suit alleges breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence and breach of contract. Plaintiff makes general allegations of the defendants’ alleged misconduct in “(i) causing or allowing the Company to conduct its business in an unsafe, imprudent and unlawful manner; (ii) failing to implement and maintain an adequate internal control system; and (iii) exposing Dynacq to enormous losses,” including allegations that various press releases and/or public statements issued between January 1999 and January 2002 were misleading. Plaintiffs further allege sales by the Company’s insiders while in possession of material non-public information. The plaintiffs made no demand on either the Company or its Board of Directors prior to filing suit. The Company’s Board of Directors appointed a Special Litigation Committee to conduct an investigation and make a determination as to how the Company should proceed on the claims asserted in the state court shareholder derivative case. On February 24, 2003, the Special Litigation Committee adopted a resolution directing the Company’s counsel to seek dismissal or settlement of the state court derivative action. A Stipulation of Settlement was executed by both parties and filed with the Court on September 11, 2003. The final Settlement, which was approved by the Court on November 10, 2003, provided, among other things, that (1) the claims were dismissed with prejudice and (2) defendants agreed to pay the legal fees and expenses of plaintiffs (shareholders), which the Court set at $500,000. The Company had accrued for this settlement at August 31, 2003. The Company made the payment and the matter is now concluded.

Eight lawsuits were filed in the United States District Court for the Southern District of Texas (Houston Division) between December 24, 2003 and January 26, 2004, alleging federal securities law causes of action against the Company and various current and former officers and directors. The cases were filed as class actions brought on behalf of persons who purchased shares of Company’s common stock in the open market generally during the period of January 14, 2003 through December 18, 2003. Under the procedures of the Private Securities Litigation Reform Act, certain plaintiffs have filed motions asking to consolidate these actions and be designated as lead plaintiff. The district court consolidated the actions and appointed a lead plaintiff in the matter. An amended complaint was filed on June 30, 2004 asserting a class period of November 27, 2002 – December 19, 2003 and naming additional defendants, including Ernst & Young LLP. The amended complaint seeks certification as a class action and alleges that the defendants violated Sections 10(b), 20(a), 20(A) and Rule 10b-5 under the Exchange Act, by publishing materially misleading financial statements which did not comply with generally accepted accounting principles, making materially false or misleading statements or omissions regarding revenues and receivables, operations and

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements (continued)

August 31, 2003

financial results and engaging in an intentional fraudulent scheme aimed at inflating the value of Dynacq’s stock. The Company intends to vigorously defend the allegations and will file a motion to dismiss all or some of the claims. The Company cannot predict the ultimate outcome of the lawsuit or whether the lawsuit will have a material adverse effect on the Company’s financial condition.

The Company is named as a defendant in the lawsuit Leo Borrell v. Dynacq International, Inc., NeWeigh, Inc., and Diane Crumley, Vital Weight Control, Inc., d/b/a NeWeigh, and Vista Community Medical Center, L.L.C. (Cause No. 2002-13659) filed in the 281st Judicial District Court of Harris County, Texas. Dr. Borrell is seeking recovery of commissions he alleges are owed pursuant to an oral agreement with the Company. Dr. Borrell has yet to determine the damages that he is seeking. After a significant amount of discovery has been conducted, we believe this case to be without merit, and intend to continue to vigorously defend this matter.

Late in fiscal year 2003, a dispute arose between one of the Company’s subsidiaries and Jane Capital, LLC and Sunbelt Medical Corp. related to the purchase of medical equipment for the Company’s Baton Rouge Facility. Because Jane Capital and Sunbelt each demanded identical full payment for the equipment without providing necessary supporting documents, the Company’s subsidiary filed suit in Harris County, Texas to require Jane Capital, LLC and Sunbelt Medical Corp. to produce the documents, to determine the proper amount owed for the equipment and to whom such amounts were owed and to reimburse the Company for selling it certain defective products. The lawsuit was settled in May 2004. As a result of the settlement, the amount paid by the Company was approximately $1 million less than the amounts claimed by the defendants.

In the first quarter of fiscal 2004, a contractor who operated the pharmacy at the Baton Rouge Facility filed suit against the Company, the CEO, and the Baton Rouge Facility in Louisiana alleging that it was owed additional fees in excess of $1,000,000 for costs of goods and services. The Plaintiff has asserted claims for breach of contract, fraud, negligence, fraudulent misrepresentation, negligent misrepresentation, civil conspiracy and gross negligence. The Company believes the Defendant’s claims are without merit and intends to continue to vigorously dispute the allegations. However, we cannot predict the ultimate outcome of the lawsuit or whether the lawsuit will have a material adverse effect on the Company’s financial condition.

In December 2002, the Pasadena Facility was notified by the CMS that it had allegedly violated EMTALA requirements. The Texas Department of Health (“TDH”) conducted an investigation and reported to the CMS that appropriate corrective actions had been taken. As a result of TDH’s findings, the CMS notified the facility in January 2003 that its eligibility for Medicare participation remained in effect, but, as required by §1867(d) of the Social Security Act, the matter would be forwarded to the Quality Improvement Organization (“QIO”) to review the case and report its findings to the OIG for a possible assessment of a civil monetary penalty. The facility met with the QIO on October 3, 2003. As of this date, there has been no report issued by the QIO or any response received from the OIG. The Company does not anticipate that it will incur any material liability that would have an adverse effect on the Company’s operations, cash flows, or financial condition as a result of this proceeding.

On December 18, 2003, we received a notice of an informal investigation from the Fort Worth, Texas District Office of the Securities and Exchange Commission requesting our voluntary assistance in providing information regarding reporting of our financial statements, recognition of costs and revenue, accounts receivable, allowances for doubtful accounts and our internal controls. We have been cooperating fully with the continuing informal SEC investigation.

By letter dated December 9, 2003, the Office of the Attorney General of Texas (“AG’s Office”) requested documentation concerning incidents at Vista Medical Center in Pasadena, Texas, which resulted in death between December 2001 and December 2003. By letter dated January 20, 2004, the AG’s office broadened that inquiry to include all Vista facilities, all incidents resulting in death, and during a broader time period from January 1, 1999 through January 20, 2004. No specific focus or subject of the inquiry was identified and we have received no further correspondence from the AG’s office explaining this request. In February 2004, the Company was notified by the AG’s office that it is the subject of an investigation of possible violations of the statutes governing the solicitation of patients. Based on the documents requested by the AG’s office and communications with Company

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements (continued)

August 31, 2003

representatives, the Company believes that such investigation stems from the same allegations that have been asserted in the private lawsuit with Dr. Borrell described above. The Company has denied the allegations in that lawsuit and continues to vigorously defend the suit. The Company is cooperating with the AG’s Office on each of these matters, but believes the complaints received by the AG’s office to be without merit.

From time to time, the Company is involved in litigation and administrative proceedings that are incidental to its business. The Company cannot predict whether any litigation to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows, or financial condition.

14.	Concentrations of Credit Risk and Fair Value of Financial Instruments

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash investments and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of FDIC and Securities Investor Protection Corporation (“SIPC”) insurance limits; however, management believes that these financial institutions are of high quality and the risk of loss is minimal. At August 31, 2003, the Company had cash balances in excess of the FDIC and SIPC limits of $5,035,724.

As is customary in the healthcare business, the Company has accounts receivable from various third party payers. The Company does not request collateral from its customers and continually monitors its exposure for credit losses and maintains allowances for anticipated losses. Receivables from third party payers are normally in excess of 90% of the total receivables at any point in time. The mix of gross receivables from self-pay patients and third-party payers at August 31, 2003 and 2002 is as follows:

	2003	2002
Workers’ compensation	14%	21%
Workers’ compensation subject to Medical Dispute Resolution process	55%	49%
Commercial	16%	15%
Medicare	4%	4%
Medicaid	1%	—%
Self-pay	1%	1%
Other	9%	10%

	100%	100%

We had no major third party payers (customers) representing greater than 10% of the Company’s revenue or receivables for the years ended August 31, 2003 and 2002.

The carrying amounts of cash and cash equivalents, current receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s short-term borrowings, at August 31, 2003 and 2002, approximate their fair value.

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements (continued)

August 31, 2003

15.	Quarterly Financial Data (unaudited)

	Three months ended
	November 30	February 28	May 31	August 31
Year ended August 31, 2003
Revenues	$17,933,926	$21,127,507	$25,606,146	$25,309,160
Income from operations(1)	7,480,286	7,933,921	11,119,271	8,933,841	(2)
Income before extraordinary gain and cumulative effect of a change in accounting principle(1)	4,173,100	4,122,741	6,396,834	5,124,614
Net income(1)	5,161,817	4,122,741	6,396,834	5,205,931
Basic net income per common share before extraordinary gain and cumulative effect of a change in accounting principle	0.28	0.28	0.43	0.34
Diluted net income per common share before extraordinary gain and cumulative effect of a change in accounting principle(1)	0.27	0.26	0.41	0.33
Year ended August 31, 2002
Revenues	$13,854,531	$15,036,293	$19,621,751	$16,370,660
Income from operations(3)	6,101,089	6,310,222	7,475,993	6,800,979
Net income	3,377,615	3,542,027	4,127,165	3,782,680
Basic net income per share(4)	0.23	0.24	0.28	0.26
Diluted net income per share(4)	0.22	0.23	0.27	0.24

(1)	Income from operations, income before extraordinary gain and cumulative effect of a change in accounting principle and net income have been restated to reflect audit adjustments for depreciation expense and income taxes for the first three quarters of fiscal year 2003.

(2)	The decrease in the fourth quarter income from operations as compared to the third quarter is the result of the accrual of $500,000 for the settlement of the shareholder derivative action and the accrual of other legal fees and expenses associated with the Company defending this and other lawsuits.

(3)	In connection with the reaudit of the August 31, 2002 fiscal year, the quarterly income from operations has been restated to reflect the reclassification of franchise taxes as income taxes for all quarters. All of the year end audit adjustments have been reflected in the fourth quarter.

(4)	Basic net income per share and diluted income per share have been restated to reflect the audit adjustments and the restated number of shares outstanding.

Cash flows during the quarters ended February 28, 2003 and May 31, 2003

Due to a classification error during the second and third fiscal quarters of 2003, the following amounts of accrued liabilities were included as “net cash provided by operating activities”. The accrued liabilities for purchase of property and equipment should have been classified as “net cash used in investing activities”, and for preferred stock redemption as “net cash used in financing activities”.

	Six months ended February 28, 2003	Nine months ended May 31, 2003
Accrued liabilities for purchase of property and equipment	$4,370,727	$2,494,593
Accrued liabilities for preferred stock redemption	—	433,927

Following is the summary of net cash changes due to operating, investing and financing activities with the above amounts reclassed properly:

	Six months ended February 28, 2003	Nine months ended May 31, 2003
Net cash provided by operating activities	$7,496,459	$11,106,866
Net cash used in investing activities	(10,734,391)	(13,768,382)
Net cash provided by (used in) financing activities	585,891	(780,646)

There is no impact of these reclasses to fiscal year 2003, prior years or prior years’ quarters.

16.	Subsequent events

Subsequent to August 31, 2003, the Company entered into an additional management support and marketing services agreement, a physicians assistance agreement and a consulting agreement which have future minimum payment requirements of $2,613,000 in 2004, $2,565,000 in 2005, $2,510,000 in 2006 and $300,000 in 2007.

The Company has been notified by the Office of the Attorney General of Texas (“AG’s office”) that it is the subject of an investigation of possible violations of the statutes governing the solicitation of patients. The Company believes that such investigation stems from the same allegations that have been asserted in a private lawsuit currently pending against the Company. The Company has denied the allegations in that lawsuit and continues to vigorously defend the suit. The Company had also previously received an inquiry from the AG’s office

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Notes to Consolidated Financial Statements (continued)

August 31, 2003

requesting documentation related to any instances of deaths occurring at the Company’s facilities between January 1, 1999 and January 29, 2004. The Company is cooperating with the AG’s office on each of these matters, but believes the complaints received by the AG’s office to be without merit. In the event charges are filed against the Company related to this investigation, the Company could be subject to significant sanctions and penalties, which could have a material adverse effect on the Company’s business and financial condition. Furthermore, the Company’s reputation could suffer and any damage to the Company’s reputation could cause the Company to lose existing patients and fail to attract new patients and qualified physicians, which would have a material adverse effect on the Company’s business and financial condition. While the Company has denied any wrongdoing and intends to vigorously defend itself, no assurance can be given as to the outcome of this matter or the effect on its business.

On December 18, 2003, the Company received a notice of an informal investigation from the Fort Worth, Texas District Office of the Securities and Exchange Commission requesting the Company’s voluntary assistance in providing information regarding reporting of the Company’s financial statements, recognition of costs and revenue, accounts receivable, allowances for doubtful accounts and the Company’s internal controls. The Company has been cooperating fully with the continuing informal SEC investigation. The Company cannot predict the outcome of this matter or the effect that it may have on it.

In April 2004, the Texas Workers Compensation Commission adopted a new Fee Guideline for Ambulatory Surgical Centers, which will become effective as of September 1, 2004. The new fee guideline only affects Ambulatory Surgical Centers and therefore only the West Houston Facility will be affected at this time.

Dr. Eric Scheffey, a physician who had accounted for approximately 21% of the Company’s gross patient revenues during each of the fiscal years 2003 and 2002, had his medical license suspended in August 2003 and has not provided medical services at the Company’s facilities since that time. In addition, several physicians, including four physicians who accounted for approximately 28% and 25% of the Company’s gross patient revenues during fiscal years 2003 and 2002 respectively, departed to pursue other interests or substantially reduced their cases at the Pasadena facility, during the fiscal year 2004. While the Company has added additional physicians in the fourth quarter of fiscal year 2004, the loss of these physicians resulted in a significant reduction in net patient revenues for the first three quarters of fiscal year 2004. While the Company believes that it will be able to continue to attract and retain additional physicians, the potential loss of physicians who provide significant net patient revenues for the Company will adversely affect its results of operations.

The Company’s common stock was delisted from the Nasdaq National Market as of the opening of business on Friday, April 16, 2004, because of the lateness of its filings of periodic reports with the Securities and Exchange Commission. While the Company’s common stock has continued to be quoted on the National Quotation Service Bureau (the “Pink Sheets”) for unsolicited trading, there is currently no regular public trading market for the Company’s common stock.

In January 2004, the Company put up a $640,000 earnest money deposit to acquire a land lease to build and develop a hospital to be constructed in Shanghai, China.

During September 2004, the Company amended an existing stock option accounted for under APB No. 25. As a result the Company will take a non-cash charge of $624,000 net of tax during the first quarter of 2004.

Subsequent to August 31, 2003, the Company acquired the remaining minority interests in the Pasadena and Baton Rouge facilities and then restructured the ownership of those facilities and the Garland facility such that the Company owns 93% of the Pasadena facility, 90% of the Baton Rouge facility and 92% of the Garland facility.

Dynacq Healthcare, Inc.

(formerly Dynacq International, Inc.)

Schedule II—Valuation and Qualifying Accounts

For the Years Ended August 31, 2003, 2002 and 2001

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions(2)	Balance at End of Period
2003
Contractual allowances	$58,892,356	$—	$74,367,153	$(35,097,170)	$98,162,339
Allowance for uncollectible accounts(3)	443,505	512,887	—	—	956,392
2002
Contractual allowances	$50,177,205	$—	$48,877,728	$(40,162,577)	$58,892,356
Allowance for uncollectible accounts(3)	192,793	250,712	—	—	443,505
2001
Contractual allowances	$28,353,464	$—	$30,293,416	$(8,469,675)	$50,177,205
Allowance for uncollectible accounts(3)	134,534	58,259	—	—	192,793

(1)	The amounts charged to contractual allowance are 45%, 43% and 41% of gross billed charges for fiscal years 2003, 2002 and 2001, respectively.

(2)	Reflects adjustment to the contractual allowance upon receipt of cash and settlement of account receivable. When cash is received for a particular account receivable and the Company considers the cash payment to be the final settlement of the account balance, the gross receivable is eliminated and the contractual allowance is reduced by the difference of the gross receivable and the cash collected.

(3)	The Company currently estimates uncollectible accounts expense on a monthly basis as 1% of gross outpatient revenue. Through August 31, 2003, the Company has made no charge offs against the allowance for uncollectible accounts, as historically all charge offs have been against the contractual allowance.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 17, 2003, Ernst & Young LLP notified the Company that it resigned as the Company’s independent auditor effective immediately. On December 24, 2003, the Company filed a Form 8-K reporting Ernst & Young’s resignation as the Company’s independent auditor. On April 6, 2004, the Company filed a Form 8-K/A restating and supplementing the information provided in the Form 8-K dated December 24, 2003.

Ernst & Young was engaged as the Company’s independent auditor on May 31, 2002. Ernst & Young’s report on the financial statements for the fiscal year ended August 31, 2002 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. See Note 2 to the consolidated financial statements for additional information regarding the financial statements for the fiscal year ended August 31, 2002. As of December 17, 2003, Ernst & Young had not completed its audit work with respect to the Company’s August 31, 2003 financial statements.

The Audit Committee of the Company’s Board of Directors was informed of, but did not recommend or approve, Ernst & Young’s resignation.

During the Company’s fiscal year ended August 31, 2002 and the subsequent interim periods preceding Ernst & Young’s resignation, there were no disagreements between the Company and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Ernst & Young’s satisfaction, would have caused Ernst & Young to make reference to the subject matter of the disagreement in connection with their report.

On December 15, 2003, Ernst & Young orally communicated to certain officers of the Company Ernst & Young’s concerns relating to the Company’s disclosure controls, accounting controls and controls over safeguarding of assets. Ernst & Young’s concerns arose as a result of a transaction related to the sale of certain Company receivables to a foreign entity which is not a financial institution; the transaction did not appear to Ernst & Young to be in the ordinary course of the Company’s business.

On December 17, 2003, Ernst & Young orally informed the Company that the Company lacked the internal controls necessary to develop reliable financial statements. By letter dated December 23, 2003, Ernst & Young advised the Board of Directors of its conclusion that material weaknesses in internal control had come to its attention during the course of performing its audit of the Company’s financial statements for the year ended August 31, 2003, specifically noting (a) “inadequate communication lines and internal controls relating to the authorization, recognition, capture and review of transactions, facts, circumstances and events that may have a material impact on the Company’s financial reporting process and (b) a lack of supervision, review and quality control related to the accounting for income taxes, including the preparation of the federal income tax provision in accordance with SFAS No. 109, Accounting for Income Taxes.”

In connection with (a) above, Ernst & Young stated “Specifically in November 2003, the Company’s Chief Executive Officer negotiated a significant transaction to sell certain accounts receivable to another entity. This transaction was not disclosed to the Company’s Chief Financial Officer, the Company’s independent auditors nor the Company’s Board of Directors prior to its execution and represents significant deficiencies in the Company’s disclosure controls, accounting controls and controls over the safeguarding of its assets.”

Certain circumstances underlying the transaction in question were as follows: (i) funds in an amount equal to the proposed purchase price were deposited into the Company’s bank account on November 26, 2003, (ii) neither the Chief Financial Officer nor the Board of Directors of the Company had been advised of the transaction in advance, nor had the Board of Directors authorized the transaction in advance, (iii) the receipt of funds had not been recorded in the Company’s accounting records, (iv) Ernst & Young had initially been advised by outside counsel to the Company that the transaction had closed, and (v) on December 11, 2003, the Company’s Board of Directors, pending negotiation of acceptable companion agreements and subject to certain other conditions, authorized officers of the Company to execute and deliver Bills of Sale effective as of November 26, 2003, to effect the transaction.

As of December 15, 2003, open issues still existed between the Company and the proposed purchaser with respect to the procedure, responsibility, and compensation to the Company for collecting the subject receivables. The open issues were never resolved, and the proposed sale of receivables by the Company was never concluded. Negotiations with the proposed purchaser have terminated, and the funds were returned.

The receivables involved in the proposed transaction had a face value of approximately $34 million, but, having remained outstanding in excess of eighteen months, had previously been written down to a book value of $1.7 million (which constituted approximately 2% of total assets as of August 31, 2003), with a proposed sale price of $3.4 million. If such sale had been concluded prior to the filing of this Form 10-K for the year ended August 31, 2003, the completed transaction would be reported as a subsequent event. During the fiscal year ended August 31, 2003 and thereafter to date, there were no other transactions or events similar to those involved in the proposed sale of receivables by the Company.

Neither the Company’s Board of Directors nor the Audit Committee of the Company’s Board of Directors has discussed with Ernst & Young its conclusions concerning the lack of internal controls. The Company has authorized Ernst & Young to respond fully to the inquiries of the successor accountant regarding Ernst & Young’s statement that the Company lacks the internal controls necessary to develop reliable financial statements.

The Company has previously provided Ernst & Young with a copy of the foregoing disclosures, and a copy of Ernst & Young’s letter regarding the change in certifying accountant was filed as Exhibit 16.1 to the Form 8-K/A.

On January 19, 2004, the Audit Committee of the Board of Directors engaged the registered public accounting firm of Killman, Murrell & Company, P.C. (“KMC”) as the Company’s new independent accountant for the fiscal year ended August 31, 2003. During the two most recent fiscal years ended August 31, 2002 and August 31, 2003 and the subsequent interim period prior to the Company’s engagement of KMC, the Company did not consult with KMC regarding the application of accounting principles to a specific transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or the advice of the Company’s former independent accountant that the Company lacks internal controls necessary to develop reliable financial statements.

Item 9A.	Controls and Procedures

We have restated and obtained a re-audit of our previously reported financial statements for the fiscal year ended August 31, 2002, restated our 2001 financial statements, and restated the selected financial information for fiscal years 1999 and 2000 because of accounting errors identified in those financial statements. (For a discussion of the individual restatement adjustments, see “Item 8. Financial Statements—Note 2. Restatements”). The restatements arose out of the review of our accounting records and accounting policies by our current outside auditors, which was initiated in response to issues raised by our former outside auditors. Please see “Change in Independent Auditors” above for a discussion of the issues raised by our former outside auditors.

In addition, the Audit Committee, with assistance from special legal counsel, conducted its own independent investigation. With respect to the material weaknesses identified by Ernst & Young, the independent investigation conducted by the special counsel to the Audit Committee concluded that no lack of internal controls existed with respect to inadequate communication lines and lack of internal controls with respect to authorization and review of transactions. Furthermore, the board of directors of the Company has adopted a policy that requires that any transaction in excess of $250,000 requires prior board approval. With respect to lack of supervision, review and quality control related to income tax reporting identified by Ernst & Young, the Company has engaged its current independent auditors to prepare the Company’s income tax returns for the fiscal year ended August 31, 2003. The restated financial statements reflect audit adjustments with respect to income taxes. See Note 2 to the consolidated financial statements.

Further, our current independent auditors have orally advised the audit committee on July 19, 2004 that they have identified what they consider to be material weaknesses in our internal controls as set forth under “—Changes in Internal Controls” below.

(a)	Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2003, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, including consideration of the matters described in subsection (b) below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31,

2003. KMC’s audit of the two fiscal years ended August 31, 2003 was conducted as a substantive audit without reliance on the Company’s internal controls. Similarly, KMC expects to conduct a substantive audit for fiscal year 2004, pending the Company’s progress in establishing internal controls. The Company has taken the following initial steps to address the issues identified as material weaknesses and to enhance the effectiveness of its internal controls:

•	Appointment of James G. Gerace, a certified public accountant, to the Board of Directors, to serve as the chair of the Audit Committee, with the Board having made the determination that Mr. Gerace meets the standards of an “audit committee financial expert” as set forth in the rules promulgated by the Securities and Exchange Commission;

•	appointed a general counsel who communicates directly with the Audit Committee and with the Board of Directors; and

•	established an internal audit department, recently engaged an interim internal auditor and compliance officer and is searching for a head of internal audit.

The Company is in the process of adopting more rigorous policies and procedures with respect to its disclosure and financial reporting review process and we have recently engaged an outside consulting firm as an internal audit and compliance advisor to assist the company in implementing effective compliance structures, including the company’s Sarbanes-Oxley compliance program. The Company is committed to fully instituting enhanced disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c).

(b)	Changes in Internal Controls

In connection with the audit of our financial statements for fiscal year ended August 31, 2003 and the re-audit of our financial statements for the fiscal year ended August 31, 2002, our current outside auditors have identified and brought to the attention of the audit committee what they consider to be material weaknesses in our internal controls relating to:

•	the non-compliance by various departments in submitting information in accordance with procedures to ensure proper and timely recording of accounts payable;

•	family relationships among certain of our officers and employees; and

•	the failure to properly utilize the inventory software to track and report our inventory quantities on a real time basis;

•	the failure to properly account for stock options issued to non-employees; and

•	lack of supervision, review and quality control related to the accounting for income taxes.

Based on discussions with our outside auditors and the Audit Committee of our Board of Directors, we worked to identify the nature, scope and materiality of the issues identified as material weaknesses in our internal controls and their impact on our fiscal year 2003 financial statements and to determine the extent to which these issues might adversely affect our disclosure controls and procedures. Based on further detailed review of our internal controls as they relate to inventory and accounts payable during the fourth quarter of fiscal 2003, we determined that that the accounts payable process had failed to record certain liabilities on a timely basis and the inventory management system had failed to track inventory on a continuous basis. We quantified this internal control weakness relating to accounts payable recordation by reconciling our liabilities to our subsequent payments. We quantified the inventory process control weakness by taking complete physical inventories at the end of each quarter and reconciling the physical counts to our records.

The Company believes such deficiencies were attributable to the following factors: the available software generally used in hospitals of our size is ineffective to properly track accounts payable and inventory and limited human resources in the Company’s accounting and financial reporting function with which we responded to the

Company’s rapid growth in business operations during the course of fiscal year 2003.

We have implemented the following changes to our internal controls:

•	Beginning the first quarter of fiscal 2004 we switched to a more effective and reliable software system for consolidating financial information;

•	We have implemented a new software to more efficiently and timely calculate fixed assets both for book and tax purposes;

•	Our accounts payable data are now being entered into the system immediately;

•	We have implemented more efficient and timely procedures for monthly closings;

•	We have engaged our current outside auditors to prepare our income tax returns; and

•	Our board of directors has adopted a policy that prohibits any issuance of stock options to non-employees other than non-employee directors.

Correcting the identified material weaknesses and addressing the other issues identified by our independent auditors, responding to the findings of the internal review and the independent investigation and continuously strengthening our internal controls and financial reporting capabilities are our highest priorities.

In light of these issues identified as material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2003, there were material weaknesses and deficiencies in our internal controls. Despite those material weaknesses and deficiencies in our internal controls as of such date, management believes that there are no material inaccuracies, or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

In addition to identifying the internal control weaknesses relating to inventory and the accounts payable process, our outside auditors tested our other internal controls to determine whether there were other such material weaknesses aside from the inventory and accounts payable weaknesses mentioned above that affected our financial statements for the fiscal year ended August 31, 2003. This evaluation included substantial efforts to restate our 2002 and 2001 financial statements and to restate selected financial information for 2000 and 1999 and an effort to identify the internal controls over financial reporting that could or should have prevented or mitigated the error. These efforts and the audit of the restated 2002 financial statements were designed to provide reasonable assurance that we have recorded all material adjustments. In particular, our outside auditors tested our other internal controls by reviewing processes, analytical reviews and substantive testing and by reviewing disbursement activity subsequent to fiscal year-end 2003. Based on these tests, our auditors have advised us that they did not identify any other material weaknesses in internal controls.

Our Audit Committee and senior management are committed to a sound internal control environment. We have committed considerable resources to date on the aforementioned reviews and remedies. We are continuing our thorough review of our internal and disclosure controls including, but not limited to, information technology systems and financial reporting as part of the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002, but at this time we have not completed our review of the existing controls and their effectiveness and, therefore, cannot assure you that these controls and procedures will fully satisfy the requirements of Section 404.

Other than the changes described above, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal year ended August 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The Board of Directors currently consists of six members. Pursuant to our Bylaws, the members of the Board of Directors serve for one-year terms.

Directors

Chiu M. Chan, age 51, has served as a director and as our president, secretary, and chief executive officer since July 1992. Mr. Chan is a registered pharmacist and during the period from May 1978 to July 1992 was employed by various healthcare service organizations in Houston, Texas. Mr. Chan earned a Bachelor of Science degree in Pharmacy from the University of Houston. Chiu M. Chan is not related to Philip S. Chan. Since January 2004, Mr. Chan has also been serving as our acting chief operating officer.

Philip S. Chan, age 53, has served as a director and as our vice president of finance, chief financial officer, and treasurer since July 1992. Mr. Chan earned advanced accounting degrees from the University of Houston and is a CPA in the State of Texas. Prior to his employment with Dynacq, Mr. Chan has previous corporate and outside accounting experience. Philip S. Chan is not related to Chiu M. Chan.

Stephen L. Huber, age 54, has served as a director of Dynacq since July 1992. Mr. Huber is a registered pharmacist and earned a Bachelor of Science degree in Pharmacy from the University of Houston. Since December 1991, Mr. Huber served as the Deputy Division Head for patient care services at the University of Texas M.D. Anderson Cancer Center. Mr. Huber joined M.D. Anderson in 1984 as Assistant Director of Operations. In 1999, Mr. Huber joined Cortex Communications, Inc., a medical education company, as president and chief operating officer. In 2001, Mr. Huber joined Medicus International, a global medical communications company as its senior vice president. Mr. Huber continues to serve as a research consultant to M.D. Anderson.

Earl R. Votaw, age 77, has served as a director of Dynacq since July 1992. Mr. Votaw earned a Bachelor of Arts degree from the University of the Americas in Mexico City and a certificate of graduation from the Graduate School of Mortgage Banking from Northwestern University of Chicago. Prior to his retirement in December 1993, Mr. Votaw served as a director and as the president and chief executive officer of Capital Bank, a Texas chartered bank located in Houston, Texas, where he still serves as a director. Mr. Votaw also serves as a director of Capital Bancorp.

Ping S. Chu, age 53, has served as a director of Dynacq since May 2002. Dr. Chu received his Ph.D. degree in chemistry from Massachusetts Institute of Technology before he went to medical school at the University of Miami, Florida. Dr. Chu finished his oncology training at M.D. Anderson Cancer Center in 1989 and has been in solo private practice since completion. Dr. Chu is board certified in internal medicine and medical oncology.

James G. Gerace, age 66, has served as a director of Dynacq since January 2004. Mr. Gerace received his degree in Business Administration with a major in accounting from Texas A & M University in 1961. He is a Certified Public Accountant and mediator with more than thirty years of professional experience at public accounting firms, performing audits, tax planning and related services. He has served on the Board of Directors of several banks and savings and loan associations and has maintained his own private CPA firm for approximately the last thirty-five years.

Audit Committee

The Board of Directors has a standing Audit Committee. The Audit Committee of the Board of Directors is currently comprised of Messrs. Huber, Votaw, Chu and Gerace. The Board has determined that Mr. Gerace, who serves as the Chairman of the Audit Committee, qualifies as an “audit committee financial expert” as that term is defined by applicable SEC rules and that Mr. Gerace is independent under the Nasdaq rules.

Executive Officers

The following sets forth the name, age, present title, principal occupation, and certain biographical information for the past five years for our executive officers. Please refer to the director biographies of Messrs. Chiu Chan and Philip Chan.

James N. Baxter, age 62, has served as an executive vice president for Dynacq since July 2003. From April to July 2003, Mr. Baxter was an independent consultant to Dynacq. From 1993 to 2003, Mr. Baxter was President of Global Investment Alliance Inc., a private company engaged in investments. From 1994 to 1999, Mr. Baxter was President of GIA Securities Inc., a broker-dealer engaged in private placement finance.

Tammy Danberg-Farney, age 37, has served as an executive vice president, general counsel for Dynacq since December 2003. From 1995 to 2001, Ms. Danberg-Farney served as an associate with the Carter Law Firm; from 2001 to 2002 she maintained her own private law practice; from 2002-2003 she served as counsel at the law firm of Fulbright & Jaworski L.L.P. and from August 2003 to December 2003, she served as a staff attorney at Doctors Practice Management, Inc., a wholly-owned subsidiary of the Company.

Richard D. Valentine, age 49, has served as Director of Operations and Development for Dynacq since January 2004. From April 2002 to January 2004, Mr. Valentine served as Vice President of Marketing and Operations for Dynacq. Mr. Valentine served as CEO and co-owner of Pine Haven Healthcare from 1996-2000. In addition, Mr. Valentine served as CEO and co-owner of Houston Community Hospital from 2000-2002.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has filed a copy of its code of ethics as an exhibit to this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended August 31, 2003, except: (a) Mr. Philip S. Chan failed to timely file a Form 4 to report one transaction in August 2003, (b) Ms. Garvin failed to timely file a Form 4 to report one transaction in June 2003, and (c) Mr. Baxter failed to timely file a Form 3 in July 2003.

Item 11.	Executive Compensation

Compensation of Directors

Messrs. Chiu M. Chan and Philip S. Chan receive compensation only as officers of Dynacq. Commencing January 2003, Messrs. Chu, Votaw and Huber began to receive a fee of $1,200 per month in exchange for their service on the Audit Committee. Effective January 2004, the board of directors appointed Mr. James G. Gerace as an independent director, and increased the stipend for all the independent directors to $5,000 per month.

From September 2002 until December 2002, Mr. Huber received $4,000 for consulting services. Mr. Huber no longer receives any consulting fees.

Executive Compensation

The following table contains compensation data for our named executive officers for the fiscal years ended August 31, 2003, 2002, and 2001.

SUMMARY COMPENSATION TABLE

		Annual Compensation (1)				Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Securities Underlying Options (#)		All Other Compensation
Chiu M. Chan,	2003	180,000	—			—
President and CEO	2002	180,000	—			—
	2001	180,000	—			200,000	(2)

Philip S. Chan, CFO	2003	180,000	—			—
	2002	180,000	—			—
	2001	180,000	—			220,000	(2)

Sarah C. Garvin (3)	2003	180,000	—	18,000	(4)	—
	2002	180,000	—	15,000	(4)	—
	2001	120,000	—	9,000	(4)	200,000	(2)

Irvin T. Gregory (5)	2003	180,000	—	26,500	(6)	—
	2002	180,000	—	28,200	(6)	—
	2001	120,000	—	28,350	(6)	200,000	(2)

Richard D. Valentine	2003	175,000	—			—
Director of Operations and Development	2002	123,958	—			100,000	(7)

(1)	Excludes perquisites and other personal benefits unless such compensation was greater than $50,000 or 10% of the total annual salary and bonus of the individual.

(2)	Represents individual option grants made in December 2000, with exercise prices of $4.4375 per share, expiring in December 2005, which vested as follows: (a) 60,000 shares in December 2001, (b) 60,000 shares in December 2002, and (c) 80,000 shares in December 2003. Mr. Philip S. Chan received an additional option grant for 20,000 shares in December 2000.

(3)	Ms. Garvin resigned from her position as Executive Vice President and Chief Operating Officer in February 2004.

(4)	Represents auto allowance.

(5)	Mr. Gregory resigned from his position as Executive Vice President and Chief Development Officer in September 2003.

(6)	Represents auto, rent and other allowances.

(7)	Represents an option to purchase 100,000 shares, with an exercise price of $6.07 per share, which was $9.09 less than the market price on the grant date, vesting 20% for each of the five years vesting period starting April 14, 2003 through April 14, 2007.

Stock Options

The following table sets forth information concerning the option issuances to our named executive officers for the fiscal year ended August 31, 2003.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options / SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)
Chiu M. Chan	—	—	—	—	—	—
Philip S. Chan	—	—	—	—	—	—
Sarah C. Garvin(2)	—	—	—	—	—	—
Irvin T. Gregory(3)	—	—	—	—	—	—
Richard D. Valentine	—	—	—	—	—	—

(1)	The 5% and 10% assumed rates of appreciation are prescribed by the rules and regulations of the SEC and do not represent our estimate or projection of the future trading prices of our common stock. We can provide no assurance that any of the values reflected in this table will be achieved.

(2)	Ms. Garvin resigned from her position as Executive Vice President and Chief Operating Officer in February 2004.

(3)	Mr. Gregory resigned from his position as Executive Vice President and Chief Development Officer in September 2003.

The following table sets forth information concerning option exercises during the fiscal year ended August 31, 2003 and option holdings as of August 31, 2003 with respect to our named executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)(2)	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-the- Money Options at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable(1)
Chiu M. Chan	—	—	120,000	80,000	2,370,300	1,580,200
Philip S. Chan	22,500	434,555	117,500	80,000	2,320,919	1,580,200
Sarah C. Garvin(3)	120,000	1,236,640	—	80,000	—	1,580,200
Irvin T. Gregory(4)	77,466	935,737	—	80,000	—	1,580,200
Richard D. Valentine	—	—	20,000	80,000	362,400	1,449,600

(1)	Based on the fair market value of our common stock on August 29, 2003 of $24.19 per share less the exercise price payable for such shares.

(2)	Based on the fair market value of our common stock on the respective dates of exercise less the exercise price payable for such shares.

(3)	Ms. Garvin resigned from her position as Executive Vice President and Chief Operating Officer in February 2004.

(4)	Mr. Gregory resigned from his position as Executive Vice President and Chief Development Officer in September 2003.

Employment Contracts and Change-In-Control Arrangements

Mr. Baxter entered into a three-year employment agreement with Dynacq in August 2003, which provides for a base salary of $160,000 per year and an automobile allowance of $20,000 per year. The employment agreement also provides for the payment of relocation expenses in the amount of $10,000 and country club membership fees, as well as participation in employee benefit plans offered by the Company to its officers. Mr. Baxter’s compensation also includes an option to purchase 100,000 shares of common stock, with an exercise price of $17.75 per share, vesting as follows: (a) 30,000 shares on July 31, 2004, (b) 30,000 shares on July 31, 2005 and (c) 40,000 shares on July 31, 2006. Upon termination of employment, any vested options may be exercised for 90 days after the date of termination and then will lapse. In addition, if Mr. Baxter is terminated without cause, he will receive six months severance pay and will have three months after the date of termination to exercise a portion of the options which would have been exercisable following the year the termination occurred determined by multiplying the fraction, the numerator of which is the total number of days of employment in the applicable year of termination divided by 365 days, multiplied by the total number of options which would have vested that year.

Ms. Danberg-Farney entered into a two-year employment agreement with DPMI on August 1, 2003, which will automatically renew for additional two-year terms unless written notice is given by either party 30 days prior to the expiration of the initial or any subsequent term. The employment agreement provides for an initial annual salary of $120,000 for the first 90 days of employment, which increased to $150,000 after such initial 90-day period. The employment agreement also provides for participation in employee benefit plans offered by the Company to its officers. Ms. Danberg-Farney’s compensation also includes an option to purchase up to 100,000 shares of Dynacq’s common stock, which will vest in increments of 20,000 shares on each August 1st following her start date and have an exercise price of $17.75, the average price per share of Dynacq common stock on August 1, 2003. Upon termination of employment, any vested options may be exercised within 90 days after the date of termination and then will lapse. In addition, if Ms. Danberg-Farney is terminated for cause, her rights to exercise any vested options will be terminated.

Mr. Valentine entered into a five-year employment agreement with Dynacq in April 2002, which provides for a base salary of $175,000 per year and the opportunity to receive an annual bonus of 50% of his annual salary based on objective performance parameters, the satisfaction of such parameters determined in the discretion of the Board of Directors. The employment agreement also provides an automobile allowance of $750 per month, as well as participation in employee benefit plans offered by the Company to its employees. Mr. Valentine’s compensation also includes an option to purchase 100,000 shares of common stock of the Company, the terms of which are described in footnote 6 to the “Summary Compensation Table.” The employment agreement provides that, if the Company enters into employment or incentive agreements with its key employees, Mr. Valentine will have the opportunity to negotiate for substantially equivalent terms. The employment agreement also contains a covenant not to compete with the Company during the period of employment and for a period of two years following the termination for any reason. If Mr. Valentine is terminated for cause, he will be entitled to receive his base salary on a pro rata basis to the date of termination. If Mr. Valentine is terminated without cause, he will receive six months severance pay, he will have three months after the date of termination to exercise any outstanding options (which will immediately vest on the date of such termination without cause), and the non-competition covenant contained in his employment agreement will be terminated. In the event of a change of control, as defined in the employment agreement, all of Mr. Valentine’s outstanding options will immediately vest and become exercisable and, if he is terminated within six months following such change of control, Mr. Valentine will receive six months severance pay in addition to the consideration for his non-competition covenant equal to 18 months salary, if the covenant is not waived by the Company or its successor.

Ms. Garvin, who resigned from her position as an executive officer in February 2004, had entered into a three-year employment agreement with Dynacq in December 2000, which provided for a base salary of $120,000. Pursuant to that agreement, Ms. Garvin received an expense allowance and an automobile allowance. Ms. Garvin’s compensation included an option to purchase 200,000 shares of common stock, which were fully vested prior to Ms. Garvin’s resignation and which are described in the “Summary Compensation Table.” The employment agreement provided for the accelerated vesting of options if Ms. Garvin was terminated without cause, or if a change of control of the Company occurred. In addition, if Ms. Garvin had been terminated without cause, she would have received a severance payment of $60,000. Upon the expiration or termination of the employment agreement, Dynacq had the option of exercising a non-compete provision, which would have prevented Ms. Garvin from competing with the

Company for a period of two years, in exchange for payment, on a monthly basis, of Ms. Garvin’s base salary on termination for the non-compete period. Upon the expiration of her employment agreement, Ms. Garvin remained as an executive officer until February 2004 when she resigned from her position and entered into a 30-month consulting agreement with the Company. She will continue to assist the Company on a consulting basis and will receive $10,500 per month for 18 months and $10,000 per month for the remaining 12 months of the agreement. The Consulting Agreement provides that Ms. Garvin shall not directly compete against the Company within a 25 mile radius of any location where the Company currently operates or currently intends to operate for the duration of the Consulting Agreement.

Mr. Gregory, who resigned from his position as an executive officer in September 2003, but remained as an employee of the Company until January 2004, had entered into a three-year employment agreement with Dynacq in December 2000, on the same terms and conditions as Ms. Garvin. The Company did not exercise its option to require a non-compete period.

Our 2000 Stock Option Plan provides for accelerated vesting of the shares of common stock subject to outstanding options in connection with certain changes in control of Dynacq.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee, which recommends compensation levels for our executive officers and is authorized to consider and make grants of options pursuant to any approved stock option plan and to administer the plans, is comprised of Messrs. Gerace, Huber, Votaw and Dr. Chu. None of these gentlemen have been an officer or employee of Dynacq or any of its subsidiaries.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of June 30, 2004, 14,852,072 shares of our common stock were outstanding. The following table sets forth, as of June 30, 2004, information with respect to shares beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (b) each of our directors and the named executive officers named in the Summary Compensation Table below, and (c) all current directors and executive officers as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, some shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within sixty days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investing power with respect to all shares of common stock shown as beneficially owned by them. All share numbers reflect two separate two-for-one stock dividends effected January 2000 and March 2001.

	SHARES BENEFICIALLY OWNED AS OF JUNE 30, 2004
BENEFICIAL OWNER(1)	NUMBER OF SHARES(2)		PERCENT OF CLASS
Chiu M. Chan	8,803,131	(3)	56.8%
Philip S. Chan	517,744	(4)	3.3%
Stephen L. Huber	20,000	(5)	Less than 1%
Earl R. Votaw	36,800		Less than 1%
Ping S. Chu	196,973	(6)	1.3%
James G. Gerace	—		—%
Richard D. Valentine	20,000		Less than 1%
Sarah C. Garvin(7)	—		—%
Irvin T. Gregory(8)	58,466		Less than 1%
All directors and executive officers as a group (11 persons)	9,705,114	(9)	62.7%

(1)	The address for each named person is 10304 Interstate 10 East, Houston, Texas 77029.

(2)	Beneficial ownership is determined in accordance with SEC rules, and includes shares of stock underlying outstanding options that are currently exercisable or will become exercisable within 60 days of June 30, 2004.

(3)	Includes 200,000 shares underlying options, which are currently exercisable, 1,610,205 shares held by Mr. Chan’s spouse and 204,811 shares held by Mr. Chan’s son.

(4)	Includes 197,500 shares underlying options, which are currently exercisable.

(5)	Consists of options to purchase 20,000 shares of common stock, which are currently exercisable.

(6)	Includes 404 shares held by one of Dr. Chu’s daughters and 404 shares held by another of Dr. Chu’s daughters.

(7)	Ms. Garvin resigned from her position as Executive Vice President and Chief Operating Officer in February 2004.

(8)	Mr. Gregory resigned from his position as Executive Vice President and Chief Development Officer in September 2003.

(9)	Includes 487,500 shares underlying options, which are currently exercisable.

SECURITIES TO BE ISSUED UNDER EQUITY COMPENSATION PLANS

The following table sets forth, as of August 31, 2003, the number of shares of our common stock that may be issued upon the exercise of outstanding options issued under equity compensation plans, the weighted average exercise price of those options and the number of shares of common stock remaining available for future issuance under equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders:

• 2000 Stock Incentive Plan	1,116,511	8.45	3,452,318
Equity Compensation Plan not approved by security holders:

• 1995 Non-Qualified Stock Option Plan for Consultants and Non-Employee Directors	84,000	5.49	344,828
Total	1,200,511	8.25	3,797,146

The 1995 Non-Qualified Stock Option Plan for Consultants and Non-Employee Directors authorizes the issuance of non-qualified stock options to purchase up to 1,000,000 (after adjusting for stock splits) shares of our common stock to consultants and non-employee directors of the Company and its subsidiaries. The table above sets forth the number of shares subject to outstanding options and the number of shares remaining available for issuance under this plan. The board of directors may determine the terms of the options granted under the plan, except that the plan specifically provides that:

•	the exercise price of the option may not be less than 100% of the fair market value of our common stock on the date of the grant,

•	no option granted under the plan will be exercisable prior to six months from the date of grant,

•	in the event of a participant’s death, options that vested prior to the participant’s death may be exercised by a participant’s personal representative for one year after death,

•	in the event that a participant ceases to be a consultant or a director of the Company, options that vested prior to such termination are exercisable remain exercisable for 30 days after the termination, and

•	no stock option is exercisable more than 10 years after the date of grant.

Item 13.	Certain Relationships and Related Transactions

The Company had previously leased 1,000 square feet of office space for its executive offices on a month-to-month basis for $1,286 per month. As of September 1, 2003, the Company increased its leased space to approximately 7,250 square feet and entered into an 8 year lease for this office space. The Company will pay $1,286 per month for the first year of the lease and $6,525 per month for the remainder of the lease term. The lessor of the office space is Capital Bank, of which Mr. Earl Votaw, one of the Company’s directors, is a director. Management believes that the lease rate being paid is consistent with comparable commercial rates available in the area.

The Company leased a residential house to its Chief Executive Officer (CEO), Mr. Chiu M. Chan at a monthly rate of $1,400 per month through April 2003. In April 2003, the Company consummated the sale of a house to Chiu M. Chan. The house was sold to Mr. Chan in exchange for the transfer of his right to receive 25,639 shares of Dynacq common stock held by Mr. Chan. The contract, which was signed on April 10, 2003, valued the property at $311,740, which was 10% more than the 2002 appraised value of $283,400. The shares of common stock were valued at 90% of the closing price of Dynacq common stock on April 10, 2003. In addition, the Company paid the 2003 property taxes.

Seven members of Mr. Chiu Chan’s immediate family (four brothers-in-law and three sisters-in-law), are employed by the Company or its subsidiaries. Such family members received an aggregate of $279,528 in compensation from the Company or its subsidiaries in fiscal year 2003, or 1.9% of the total Company payroll.

Three members of Mr. Philip Chan’s immediate family (his sister and two sister-in-laws) are employed by the Company or its subsidiaries. Such family members received an aggregate of $106,700 in compensation from the Company or its subsidiaries in fiscal year 2003, or 0.7% of the total Company payroll.

In late January 2004, just prior to Mr. Gregory’s departure from the Company but after he ceased to be an executive officer of the Company, the Company completed the sale of its land for the previously proposed hospital site in Slidell, Louisiana to HealthGroup Partners, L.L.C. for $2.5 million, resulting in a small profit. We had determined that the Slidell hospital project was no longer consistent with our current business plan. At the time of the transaction, Mr. Gregory was an investor in Healthgroup Partners, L.L.C. and is now the President and CEO.

Since May 2002, when Dr. Ping Chu became a director, he has paid the Company $26,870 and $17,631 during fiscal years ended August 31, 2003 and 2002, respectively for rent and management fees. As of August 31, 2003 and 2002, the Company had accounts receivable from Dr. Chu of $22,277 and $99,476, respectively. Included in the accounts receivable balance were amounts applicable to Dr. Chu’s staffs’ payroll for which he reimburses the Company in the ordinary course of business. Dr. Chu is currently a member of our audit committee.

Item 14.	Principal Accounting Fees and Services

Aggregate fees for professional services rendered by KenWood & Associates, P.C. (KenWood) and Ernst & Young LLP for the fiscal years ended August 31, 2002 and 2003, were as follows:

	2002		2003
Audit Fee	$262,400	(1)	$435,700	(2)
Tax Fees	9,700		—
All Other Fees	$115,700		$67,460

(1)	Of this amount, $208,000 represents fees paid to Ernst & Young for professional services rendered for the audit of our annual financial statements for the fiscal year ended August 31, 2002 and the review of the financial statements included in our quarterly report for the fiscal quarter ended May 31, 2002. During the fiscal year ended August 31, 2002, KenWood provided professional services in connection with the reviews of the financial statements included in our quarterly reports for the periods ended November 30, 2001 and February 28, 2002, and the aggregate fees billed by KenWood for such services was $54,400.

(2)

Of this amount, $410,145 represents fees paid to Ernst & Young for professional services rendered for the audit of our annual financial statements for the fiscal year ended August 31, 2003 and the review of the financial statements included in our quarterly reports for the fiscal quarters ended November 30, 2002, February 28, 2003 and May 31, 2003. During the fiscal year ended August 31, 2003, KenWood provided professional services in connection with the reviews of the financial statements included in our quarterly reports for the periods prior to February 28, 2002, and the aggregate fees billed by KenWood for such services was $25,553.

Audit Fees for the fiscal years ended August 31, 2002 and 2003 represent the aggregate fees billed for professional services rendered by Ernst & Young and KenWood, as applicable, for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax-Related Fees for the fiscal years ended August 30, 2002 and 2003, represent the aggregate fees billed for professional services rendered by Ernst & Young for tax compliance.

All Other Fees for the fiscal years ended August 31, 2002 and 2003, represent the aggregate fees billed for services rendered by Ernst & Young, for litigation support services.

Audit Committee Pre-Approval Policies and Procedures

All audit and non-audit services performed by the independent auditor are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee’s charter provides that the Audit Committee may delegate to any of its members the authority to pre-approve any services performed by the independent auditor, provided that such approval is presented to the Audit Committee at its next scheduled meeting. All of the audit-related, tax and all other services described above were pre-approved by the full Audit Committee.

Item 15.	Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)(1) Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 49 of this Report.

(a)(2) Financial Statement Schedule: See Schedule II on Page 82 of this Report.

(a)(3) Exhibits. The following exhibits are to be filed as part of the annual report:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 3.1	Certificate of Incorporation, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 000-21574.

Exhibit 3.2	Bylaws, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File # 222-21574.

Exhibit 10.1	1995 Non-Qualified Stock Option Plan for Consultants and Non-Employee Directors, filed with the Company’s Annual Report on Form 10-K for the fiscal year 1996.

Exhibit 10.2	The Company’s Year 2000 Stock Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company’s Definitive Proxy Statement on Schedule 14A filed August 9, 2000.

Exhibit 10.3	Purchase Agreement entered into by and among the Company and Charis Hospital, LLC, filed with the Company’s Annual Report on Form 10-KSB for the fiscal year 2001.

Exhibit 10.4	Unimproved Commercial Property Earnest Money Contract dated August 30, 2002 relating to purchase of Raw Land in The Woodlands, Texas.

Exhibit 10.5	Second Amendment to Unimproved Commercial Property Earnest Money Contract dated December 4, 2002 relating to purchase of Raw Land in The Woodlands, Texas.

Exhibit 10.6	General Warranty Deed by Vision Park Joint Venture to Vista Land Equipment, L.L.C. dated December 9, 2002

Exhibit 10.7	Hospital Program Management Agreement dated November 15, 2002 between the Company and Vital Weight Control, Inc.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 10.8	Cash Sale of Raw Land in Slidell, Louisiana dated February 18, 2003.

Exhibit 10.9	Asset Purchase Agreement dated June 30, 2003 between Tomaszek Management L.L.C. and Vista Land And Equipment.

Exhibit 10.10	Asset Purchase Agreement dated July 31, 2003 relating to the Garland facility.

Exhibit 10.11	Bill of Sale dated August 29, 2003 for equipment relating to the Garland facility.

Exhibit 10.12	Management Support and Marketing Agreement dated October 15, 2003 between the Company and Medical Multimedia Advertising, Inc. and Addendum thereto.

Exhibit 10.13	Cash Sale Agreement of Raw Land in Slidell, Louisiana dated January 23, 2004.

Exhibit 10.14	Consulting Agreement dated February 1, 2004 between Sarah Garvin and the Company.

Exhibit 10.15	Employment Agreement dated August 1, 2003 between James Baxter and the Company.

Exhibit 10.16	Employment Agreement dated April 15, 2002 between Richard D. Valentine and the Company.

Exhibit 10.17	Employment Agreement dated August 1, 2003 between Tammy Danberg-Farney and the Company.

Exhibit 10.18	WCMA Reducing Revolver Loan and Security Agreement No. 582-07653 dated as of May 18, 2001 between Dynacq International, Inc. and Merrill Lynch Business Financial Services, Inc.

Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers.

Exhibit 21.1	Listing of subsidiaries.

Exhibit 23.1	Consent of Killman, Murrell and Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Audit Committee Charter

(b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the last quarter of the period covered by this report:

•	On July 17, 2003 pursuant to Item 12 of the report containing a copy of the Company’s press release dated July 14, 2003 titled “Dynacq Reports 52% Increase in Third Quarter Net Income to $6.3 Million”.

•	On August 1, 2003 pursuant to Item 9 of the report containing a copy of the Company’s press release dated July 31, 2003 titled “Dynacq Comments on News Reports Regarding New Baton Rouge Hospital—Texas Judge Orders Withdrawal of Louisiana Motion to Sequester Equipment”.

•	On August 1, 2003 pursuant to Item 9 of the report containing a copy of the Company’s press release dated August 1, 2003 titled “Dynacq Agrees to Acquire Hospital in Dallas-Ft. Worth Area”.

•	On August 19, 2003 pursuant to Item 9 of the report containing a copy of the Company’s press release dated August 18, 2003 titled “Dynacq Affiliate Acquires Dallas-Ft. Worth Hospital—Fortune Names Dynacq Ninth Fastest Growing Company in America”.

•	On August 29, 2003 pursuant to Item 9 of the report containing a copy of the Company’s press release dated August 27, 2003 titled “Federal Judge Dismisses Class Action against Dynacq International”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynacq Healthcare, Inc.

Date: July 30, 2004	By:	/s/ CHIU M. CHAN
Chiu M. Chan, President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHIU M. CHAN Chiu M. Chan	Chairman of the Board, CEO, President, and Secretary	July 30, 2004
(Principal Executive Officer)

/s/ PHILIP S. CHAN Philip S. Chan	Director, Vice President - Finance, CFO, and Treasurer	July 30, 2004
(Principal Financial and Accounting Officer)

/s/ STEPHEN L. HUBER Stephen L. Huber	Director	July 30, 2004

/s/ EARL R. VOTAW Earl R. Votaw	Director	July 30, 2004

/s/ PING S. CHU Ping S. Chu	Director	July 30, 2004

/s/ JAMES G. GERACE James G. Gerace	Director	July 30, 2004

EXHIBIT INDEX

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 3.1	Certificate of Incorporation, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 000-21574.

Exhibit 3.2	Bylaws, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File # 222-21574.

Exhibit 10.1	1995 Non-Qualified Stock Option Plan for Consultants and Non-Employee Directors, filed with the Company’s Annual Report on Form 10-K for the fiscal year 1996.

Exhibit 10.2	The Company’s Year 2000 Stock Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company’s Definitive Proxy Statement on Schedule 14A filed August 9, 2000.

Exhibit 10.3	Purchase Agreement entered into by and among the Company and Charis Hospital, LLC, filed with the Company’s Annual Report on Form 10-KSB for the fiscal year 2001.

Exhibit 10.4	Unimproved Commercial Property Earnest Money Contract dated August 30, 2002 relating to purchase of Raw Land in The Woodlands, Texas.

Exhibit 10.5	Second Amendment to Unimproved Commercial Property Earnest Money Contract dated December 4, 2002 relating to purchase of Raw Land in The Woodlands, Texas.

Exhibit 10.6	General Warranty Deed by Vision Park Joint Venture to Vista Land Equipment, L.L.C. dated December 9, 2002

Exhibit 10.7	Hospital Program Management Agreement dated November 15, 2002 between the Company and Vital Weight Control, Inc.

Exhibit 10.8	Cash Sale of Raw Land in Slidell, Louisiana dated February 18, 2003.

Exhibit 10.9	Asset Purchase Agreement dated June 30, 2003 between Tomaszek Management L.L.C. and Vista Land And Equipment.

Exhibit 10.10	Asset Purchase Agreement dated July 31, 2003 relating to the Garland facility.

Exhibit 10.11	Bill of Sale dated August 29, 2003 for equipment relating to the Garland facility.

Exhibit 10.12	Management Support and Marketing Agreement dated October 15, 2003 between the Company and Medical Multimedia Advertising, Inc. and Addendum thereto.

Exhibit 10.13	Cash Sale Agreement of Raw Land in Slidell, Louisiana dated January 23, 2004.

Exhibit 10.14	Consulting Agreement dated February 1, 2004 between Sarah Garvin and the Company.

Exhibit 10.15	Employment Agreement dated August 1, 2003 between James Baxter and the Company.

Exhibit 10.16	Employment Agreement dated April 15, 2002 between Richard D. Valentine and the Company.

Exhibit 10.17	Employment Agreement dated August 1, 2003 between Tammy Danberg-Farney and the Company.

Exhibit 10.18	WCMA Reducing Revolver Loan and Security Agreement No. 582-07653 dated as of May 18, 2001 between Dynacq International, Inc. and Merrill Lynch Business Financial Services, Inc.

Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers.

Exhibit 21.1	Listing of subsidiaries.

Exhibit 23.1	Consent of Killman, Murrell & Co., P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Audit Committee Charter