Form 10-Q
period 2003-11-30
DYNACQ HEALTHCARE INC
filed 2004-08-30
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-21574

DYNACQ HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0375477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10304 Interstate 10 East, Suite 369 Houston, Texas	77029
(Address of principal executive offices)	(Zip Code)

(713) 378-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 20, 2004, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was: 14,852,072.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have reviewed the consolidated balance sheet of Dynacq Healthcare Inc., as of November 30, 2003, and the related consolidated statements of operations and cash flows for the three-month periods ended November 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with United States generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dynacq Healthcare Inc., as of August 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated June 18, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Killman, Murrell & Company, P.C.

Killman, Murrell & Company, P.C.

Houston, TX

August 27, 2004

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	November 30, 2003	August 31, 2003
	(Reviewed)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,701,908	$1,883,833
Restricted cash	2,000,000	2,000,000
Current portion of accounts receivable, net of contractual allowances of approximately $72,607,000 and $49,603,000 and allowances for uncollectible accounts of approximately $662,000 and $483,000 at November 30, 2003 and August 31, 2003, respectively	22,118,758	17,397,746
Inventories	2,098,333	2,100,035
Prepaid expenses	646,763	793,257
Deferred tax assets	895,747	939,655
Income taxes receivable	3,236,125	4,430,485
Asset held for sale	2,315,204	2,315,204

Total current assets	37,012,838	31,860,215
Property and equipment, net	39,633,167	38,002,399
Long term portion of accounts receivable, net of contractual allowances of approximately $30,937,000 and $48,560,000 and allowances for uncollectible accounts of approximately $225,000 and $473,000 at November 30, 2003 and August 31, 2003, respectively	9,424,512	17,031,862
Goodwill	582,547	582,547
Other assets	610,161	659,631

Total assets	$87,263,225	$88,136,654

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	November 30, 2003	August 31, 2003
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,285,843	$3,459,881
Accrued liabilities	7,191,448	7,403,850
Notes payable	1,723,452	7,083,312
Deposit for proposed sale of accounts receivable	3,360,000	—
Current taxes payable	1,513,795	1,524,244
Current portion of capital lease obligations	132,570	129,805

Total current liabilities	17,207,108	19,601,092
Non-current liabilities:
Deferred tax liabilities	972,760	751,273
Long-term portion of capital lease obligations	383,462	428,587

Total liabilities	18,563,330	20,780,952

Minority interests	1,349,638	2,568,634

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 16,318,343 and 16,294,343 shares issued at November 30, 2003 and August 31, 2003, respectively	16,319	16,294
Treasury stock, 1,445,099 shares at November 30, 2003 and at August 31, 2003, at cost	(5,813,284)	(5,813,284)
Additional paid-in capital	18,575,948	17,521,843
Retained earnings	55,184,895	53,721,286
Deferred compensation	(613,621)	(659,071)

Total stockholders’ equity	67,350,257	64,787,068

Total liabilities and stockholders’ equity	$87,263,225	$88,136,654

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

	Three months ended November 30,
	2003	2002
	(Reviewed)	(Unaudited)
Net patient service revenue	$18,098,825	$17,933,926

Costs and expenses:
Compensation and benefits	5,656,185	2,674,395
Medical services and supplies	2,489,292	3,956,053
Other operating expenses	6,115,683	3,395,260
Provision for uncollectible accounts	130,639	75,683
Depreciation and amortization	871,066	352,249

Total costs and expenses	15,262,865	10,453,640

Income from operations	2,835,960	7,480,286
Other income (expense):
Rent and other income	90,632	105,533
Interest income	1,920	33,070
Interest expense	(63,104)	(846)

Total other income, net	29,448	137,757

Income before income tax, minority interests, extraordinary gain and cumulative effect of a change in accounting principle	2,865,408	7,618,043
Provision for income taxes	1,391,625	2,701,436
Minority interest in earnings	197,044	743,507

Income before extraordinary gain and cumulative effect of a change in accounting principle	1,276,739	4,173,100
Extraordinary gain, net of $114,170 of income tax expense	186,870	—

Income before cumulative effect of a change in accounting principle	1,463,609	4,173,100
Cumulative effect of a change in accounting principle, net of $562,193 income tax expense	—	988,717

Net income	$1,463,609	$5,161,817

Basic earnings per common share:
Income before extraordinary gain and cumulative effect of a change in accounting principle	$0.09	$0.28
Extraordinary gain, net of tax	0.01	—
Cumulative effect of a change in accounting principle, net of tax	—	0.07

Net income	$0.10	$0.35

Diluted earnings per common share:
Income before extraordinary gain and cumulative effect of a change in accounting principle	$0.08	$0.27
Extraordinary gain, net of tax	0.01	—
Cumulative effect of a change in accounting principle, net of tax	—	0.06

Net income	$0.09	$0.33

Weighted average common shares—basic	14,865,932	14,835,465

Weighted average common shares—diluted	15,538,938	15,563,702

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

	Three months ended November 30,
	2003	2002
	(Reviewed)	(Unaudited)
Cash flows from operating activities
Net income	$1,463,609	$5,161,817
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain, net of tax	(186,870)	—
Cumulative effect of a change in accounting principle, net of tax	—	(988,717)
Depreciation and amortization	871,066	352,249
Provision for uncollectible accounts	130,639	75,683
Deferred income taxes	265,395	—
Minority interests	197,044	743,507
Stock options issued for compensation	913,648	—
Deferred stock compensation amortization	45,450	45,450
Changes in operating assets and liabilities:
Accounts receivable	2,755,699	383,119
Inventories	1,702	(105,084)
Prepaid expenses	146,494	(42,720)
Income taxes receivable	1,080,190	(314,250)
Other assets	45,469	143,812
Accounts payable	(174,037)	(605,259)
Accrued liabilities	(293,304)	42,330
Income taxes payable	(10,449)	2,189,257

Net cash provided by operating activities	$7,252,745	$7,081,194

Cash flows from investing activities
Purchase of property and equipment	$(2,497,833)	$(3,462,455)
Accrued liabilities related to purchase of property and equipment	1,729,902	—
Payment of accrued liabilities related to purchase of property and equipment	(1,650,000)	—

Net cash used in investing activities	$(2,417,931)	$(3,462,455)

Cash flows from financing activities
Payment on notes payable	$(5,359,860)	—
Deposit for proposed sale of accounts receivable	3,360,000	—
Principal payments on long-term debt	—	$(29,174)
Payments on capital leases	(42,360)	—
Proceeds from exercise of stock options	140,481	44,046
Distributions to minority interest holders	(715,000)	(300,000)
Purchase of minority interests	(400,000)	—

Net cash used in financing activities	$(3,016,739)	$(285,128)

Net increase in cash and cash equivalents	$1,818,075	$3,333,611
Cash and cash equivalents at beginning of period	1,883,833	7,583,756

Cash and cash equivalents at end of period	$3,701,908	$10,917,367

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$101,101	$1,952

Income taxes	$56,759	$826,430

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

November 30, 2003

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $3.4 million and $2.7 million for the quarters ended November 30, 2003 and 2002, respectively. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2003. Operating results for the quarter ended November 30, 2003 are not necessarily indicative of the results that may be expected for the year ending August 31, 2004.

The Company operates in one line of business and its strategy is to develop and manage general acute care hospitals that provide specialized general surgeries. The Company’s strategy is to develop and operate general acute care hospitals designed to handle specialized general surgeries such as bariatric, orthopedic and neuro spine surgeries. The Company manages these hospitals on an individual basis. The hospitals’ economic characteristics, nature of their operations, regulatory environment in which they operate and the way in which they are managed are all similar. Accordingly, the Company aggregates its hospitals into a single reportable segment as that term is defined by SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information.”

General

As of November 30, 2003, the Company operated two facilities in the Houston metropolitan area (Pasadena and West Houston Facilities), and one each in the Dallas-Fort Worth area (Garland Facility) and in Baton Rouge (Baton Rouge Facility). The Garland Facility was acquired in August 2003, and surgical procedures started at this facility at the end of November 2003.

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

Reclassifications

Certain accounts in the comparable period in the prior year have been reclassified to conform to the presentation in the current fiscal quarter. For the quarter ended November 30, 2002, income from operations, income before cumulative effect of a change in accounting principle and net income have been restated to reflect audit adjustments for depreciation expense of $12,566, the cumulative effect of a change in accounting principle was increased by $460,564 to reflect additional negative goodwill recorded by the Company in connection with the acquisition of minority interest of a subsidiary. Medical services and supplies expense was increased by $216,259 and other operating expenses decreased by $216,259 to reflect the cost of medical services which had been charged to other operating expenses.

Stock Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock compensation. As required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has determined pro forma net income and earnings per share, as if compensation cost for the employees stock options had been determined based upon fair values at the grant dates. These pro forma amounts are as follows:

	Three months ended November 30,
	2003	2002
Net income as reported	$1,463,609	$5,161,817
Add: stock-based compensation costs included in reported net income, net of taxes	29,543	29,543
Deduct: stock based compensation costs, net of taxes under SFAS 123	(141,834)	(58,228)

Pro forma net income	$1,351,318	$5,133,132

Per share information: Basic, as reported	$0.10	$0.35
Basic, pro forma	0.09	0.35
Diluted, as reported	0.09	0.33
Diluted, pro forma	0.09	0.33

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three months ended November 30,
	2003	2002
Estimated fair value	$7.25	$10.97
Expected life (years)	4.62	4.75
Risk free interest rate	4.20%	4.08%
Volatility	60.00%	118.00%
Dividend yield	—%	—%

Revenue Recognition

Background

The Company’s revenue recognition policy is significant because net patient service revenue is the primary component of its results of operations. Revenue is recognized as services are delivered. The determination of the amount of revenue to be recognized in connection with the Company’s services is subject to significant judgments and estimates, which are discussed below.

Revenue Recognition Policy

The Company is normally not a party to any managed care contracts. The Company records revenue pursuant to the following policy. The Company has established billing rates for its medical services that it bills as gross revenue as services are delivered. Gross billed revenues are then reduced by the Company’s estimate of the discount (contractual allowance) to arrive at net patient service revenues. Net patient service revenues represents the Company’s estimate of the amounts ultimately expected to be collected for the services it has delivered.

Contractual Allowance

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case by case basis to gross billed revenue on a case by case basis by operating facility. For operating facilities with less than twelve months historical collection period, all of its collections are used to calculate the contractual allowance. This ratio of cash collections to billed services is then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for the three months ended November 30, 2003 and 2002:

	2003	2002
Gross billed charges	$32,097,545	$32,675,014
Contractual allowance	13,998,720	14,741,088

Net revenue	$18,098,825	$17,933,926

Contractual allowance percentage	44%	45%

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. The estimated accounts receivable not expected to be collected within twelve months of the balance sheet date have been shown as long-term receivables and represent receivables in the Medical Dispute Resolution (“MDR”) and legal third party financial class. The contractual allowance is provided as revenue is recognized. At each balance sheet date management reviews the accounts receivables for collectibility. If after the review management believes certain receivables would be uncollectible, the receivable would be written down to the expected collectable amount. Management has not written down any receivables during the quarters ended November 30, 2003 and 2002 as a result of the collectibility test.

The contractual allowance stated as a percentage of gross receivables at the balance sheet dates of November 30, 2003 and August 31, 2003 is 77% and 74%, respectively. This percentage is larger than the contractual allowance percentage used to reduce gross billed charges due to the application of partial cash collections to the outstanding gross receivable balances without any adjustment being made to the contractual allowance. The contractual allowance amounts netted against gross receivables are not adjusted until such time as the final collections on the receivables is recognized.

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

Allowance for Uncollectible Accounts

The Company has estimated uncollectible accounts expense as 1% of gross outpatient revenue. Through August 31, 2003, the Company made no charge offs against allowance for uncollectible accounts, as historically all charge offs have been against the contractual allowance. During the quarter ended November 30, 2003, the Company charged $200,254 against the allowance for uncollectible accounts.

Minority Interests

The equity of minority investors (generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 2.14% to 5% at November 30, 2003). During the quarter ended November 30, 2003, the Company purchased minority interests from certain minority interest holders at an amount that was $301,040 less than the net book value of the minority interest liability on the date of purchase. The $301,040 less applicable income taxes of $114,170 has been recorded as an extraordinary gain during the quarter ended November 30, 2003. The partnership agreement provided a means for the minority interest holders to be cashed out at the net book value. The amounts paid to the minority interest holders were less than the buy out amount that was called for in the partnership agreements. Legal counsel has advised the Company that the acquisitions were negotiated transactions occurring outside the partnership agreement.

Contingencies

The Company maintains various insurance policies that cover each of its facilities. Specifically, the Company maintains medical malpractice insurance coverage in Texas. In Louisiana, the Company has claims-made malpractice coverage and has purchased tail coverage effective through August 12, 2004. The Company in Louisiana is a member of the Louisiana Patient Compensation Fund and purchases insurance through the Louisiana Patient Compensation Fund for medical malpractice. In addition, all physicians granted privileges at the Company’s facilities are required to maintain medical malpractice insurance coverage. The Company also maintains general liability and property insurance coverage for each facility and flood coverage for the Baton Rouge Facility. The Company also maintains workers’ compensation coverage for the Baton Rouge Facility, but does not currently maintain worker’s compensation coverage in Texas. In regard to the Employee Health Insurance Plan, the Company is self insured with specific and aggregate re-insurance with stop loss levels management believes are appropriate for the Company’s group size. Coverages are maintained in amounts management deems adequate.

In January 2002, the Company, two of its officers, and the spouse of one of the officers were named as defendants in a shareholder class action lawsuit, Hamilton v. Dynacq International, et al., in the United States District Court for the Southern District of Texas alleging violations of federal securities laws and regulations. The suit was brought in early 2002 following a sharp high volume increase in short sales of our common stock. The plaintiffs alleged that the Company violated Sections 10(b) and 20(a) and Rule 10b-5 under the Exchange Act by making materially false or misleading statements or omissions regarding revenues and receivables and regarding whether our operations complied with various federal regulations. The district court consolidated these actions and appointed a lead plaintiff in the matter. The lead plaintiff filed a consolidated amended complaint on September 6, 2002. The Company and its officers moved to dismiss the complaint on February 25, 2003. On August 26, 2003, the Court dismissed with prejudice and denied plaintiffs leave to amend further. The plaintiffs thereafter filed a notice of appeal. In May 2004, the third quarter for the Company, the plaintiffs dismissed their appeal, thereby concluding the case.

In March 2002, the Company accepted service of a shareholder derivative action, Brill v. Chan, et al., filed on or about February 26, 2002 in the 295th District Court of Harris County, Texas brought on behalf of the Company against its officers and directors, outside auditor, investment bank, and two analysts affiliated with that investment bank. The suit alleged breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence and breach of contract. The final Settlement, which was approved by the Court on November 10, 2003, provided, among other things, that (1) the claims were dismissed with prejudice and (2) defendants agreed to pay the legal fees and expenses of plaintiffs (shareholders), which the Court set at $500,000. Among the terms of the settlement, it was stipulated that, as a result of the prosecution of the lawsuit and/or the work of the Special Litigation Committee of the Board of Directors of Dynacq, Dynacq had implemented and/or had agreed to implement certain procedures relating to its Audit Committee and its accounting for uncollectible accounts and contractual allowances. The settlement does not require any change in previously reported financial statements. The Company had accrued for this settlement at August 31, 2003. The Company made the payment in December 2003 and the matter was concluded in the first quarter of 2004.

A separate shareholder derivative action alleging breach of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment, Flory v. Chan, et al., H-02-3123, was brought in U.S. District Court for the Southern District of Texas in August 2002, but was stayed on November 12, 2002 by the district court pending the outcome of the shareholder class action described above. Given the plaintiff’s dismissal of the appeal in the Hamilton shareholder class action described above and given the state court’s dismissal of the same or similar claims in the Brill state derivative action described above, the Company moved in the fourth quarter of fiscal 2004 to dismiss this derivative action.

In the second quarter of 2004, eight lawsuits were filed in the United States District Court for the Southern District of Texas (Houston Division) between December 24, 2003 and January 26, 2004, alleging federal securities law causes of action against the Company and various current and former officers and directors. The cases were filed as class actions brought on behalf of persons who purchased shares of Company common stock in the open market generally during the period of January 14, 2003 through December 18, 2003. Under the procedures of the Private Securities Litigation Reform Act, certain plaintiffs have filed motions asking to consolidate these actions and be designated as lead plaintiff. The court consolidated the actions and appointed a lead plaintiff in the matter. An amended complaint was filed on June 30, 2004, asserting a class period of November 27, 2002 – December 19, 2003 and naming additional defendants, including Ernst & Young LLP, the Company’s prior auditors. The amended complaint seeks certification as a class action and alleges that the defendants violated Sections 10(b), 20(a), 20(A) and Rule 10b-5 under the Exchange Act by publishing materially misleading financial statements that did not comply with generally accepted accounting principles, making materially false or misleading statements or omissions regarding revenues and receivables, operations and financial results and engaging in an intentional fraudulent scheme aimed at inflating the value of Dynacq’s stock. After the Company filed its Form 10-K for fiscal 2003 on July 30, 2004, the procedural schedule was amended so that plaintiffs have until 30 days after this and the other outstanding 10-Q’s are filed to file an amended complaint. The Company is vigorously defending against the allegations and will file a motion to dismiss all or some of the claims. The Company cannot predict the ultimate outcome of the lawsuit or whether the lawsuit will have a material adverse effect on the Company’s financial condition.

The Company was named as a defendant in the lawsuit Leo Borrell v. Dynacq International, Inc., NeWeigh, Inc., and Diane Crumley, Vital Weight Control, Inc., d/b/a NeWeigh, and Vista Community Medical Center, L.L.C. (Cause No. 2002-13659) filed in March 2002 in the 281st Judicial District Court of Harris County, Texas. The Company has been nonsuited in the fourth quarter of 2004.

Late in fiscal year 2003, a dispute arose between one of the Company’s subsidiaries and Jane Capital, LLC and Sunbelt Medical Corp. related to the purchase of medical equipment for the Company’s Baton Rouge Facility. Because Jane Capital and Sunbelt each demanded identical full payment for the equipment without providing necessary supporting documents, the Company’s subsidiary filed suit in April 2003 in state district court in Harris County, Texas (165th District) to require Jane Capital, LLC and Sunbelt Medical Corp. to produce the documents, to determine the proper amount owed for the equipment and to whom such amounts were owed and to reimburse the Company for selling to the Company certain defective products. The lawsuit was settled in May 2004, the third quarter of 2004.

In September 2003, a lawsuit, case number 598-564, was filed in the Twenty Fourth Judicial District Court for the Parish of Jefferson, State of Louisiana, by Liljeberg Enterprises International, L.L.C. alleging that the plaintiff is owed damages for costs of goods and services rendered for pharmacy operations at the Baton Rouge Facility. The plaintiff has asserted claims for breach of contract, fraud, negligence, fraudulent misrepresentation, negligent misrepresentation, civil conspiracy and gross negligence. On August 6, 2004, the plaintiff filed a Motion for Partial Summary Judgment, which is currently set for hearing on October 15, 2004, claiming damages in the amount of approximately $725,000 plus accounting fees. The Company believes the motion is premature and that the amount of damages alleged is without merit. The Company intends to oppose the motion and to continue to vigorously defend the lawsuit. However, we cannot predict the ultimate outcome of the lawsuit or whether the lawsuit will have a material adverse effect on the Company’s financial condition.

In December 2002, the Pasadena Facility was notified by the Centers for Medicare and Medicaid Services (“CMS”) that the Pasadena Facility had allegedly violated requirements of the Emergency Medical Treatment and Labor Act (“EMTALA”). The Texas Department of Health (“TDH”) conducted an investigation and reported to the

CMS that appropriate corrective actions had been taken. As a result of TDH’s findings, the CMS notified the facility in January 2003 that its eligibility for Medicare participation remained in effect, but, as required by §1867(d) of the Social Security Act, the matter would be forwarded to the Quality Improvement Organization (“QIO”) to review the case and report its findings to the OIG for a possible assessment of a civil monetary penalty. Representatives of the facility met with the QIO on October 3, 2003. As of this date, there has been no report issued by the QIO or any response received from the OIG. The Company does not anticipate that it will incur any material liability that would have a material adverse effect on the Company’s operations, cash flows, or financial condition as a result of this proceeding.

In February 2004, the Company was notified by the Office of the Attorney General of Texas that it is the subject of an investigation of possible violations of the statutes governing the solicitation of patients. Based on the documents requested and communications with Company representatives, the Company believes that such investigation stems from the same allegations that were asserted in the private lawsuit with Dr. Borrell described above in which the Company has been nonsuited. The Company is cooperating with the AG’s Office on this matter, but believes the complaint received by the AG’s office to be without merit.

From time to time, the Company is involved in litigation and administrative proceedings that are incidental to its business. The Company cannot predict whether any litigation to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows, or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Such forward-looking statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the risks and uncertainties described in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2003. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You must read the following discussion of the results of our business and our operations and financial condition in conjunction with our reviewed consolidated financial statements, including the notes, included in this quarterly report on Form 10-Q and our audited consolidated financial statements, including the notes, included in our annual report on Form 10-K for the fiscal year ended August 31, 2003.

Executive Summary

Net Patient Revenues up 1%

During the quarter ended November 30, 2003, despite the departure of a physician who accounted for 21% of the net patient revenues in the preceding fiscal year, we achieved a slight increase in net patient revenues, compared to the first quarter of fiscal 2003, as our Baton Rouge Facility contributed $5.1 million of net patient revenues, offsetting a decline of a similar amount at the Pasadena Facility.

Net Income Down 72%

Net income declined 72% to $1.5 million from $5.2 million in the comparable quarter of fiscal 2003, primarily because of the following:

•	During the three months ended November 30, 2003 we incurred the expenses of operating the early stage Baton Rouge Facility and the newly acquired Garland Facility with the required personnel, without significant revenues at Garland. As a result, expenses increased, compared to the comparable quarter in the preceding year, by approximately $3.6 million.

•	We also incurred an additional noncash pre-tax expense for a one-time charge of $959,808 relating to stock options previously granted to a former employee.

•	Offsetting these increased expenses, medical services and supplies expense declined by $1.6 million due to reduced activity in Pasadena.

Second and Third Quarters for Fiscal 2004

For a report on results for the three and six months ended February 29, 2004 and the three and nine months ended May 31, 2004, please see our report on Form 10-Q’s for the second and third quarters of fiscal 2004 filed on the same date as this report.

Outlook for the Fourth Quarter of Fiscal 2004

During the first half of the current quarter ending August 31, 2004 we have added physicians to the staff of each of our three hospital facilities. While we are continuing our efforts to recruit additional physicians, we do not expect that these additions will have a near-term impact on our financial results.

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended November 30, 2003. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2003.

Results of Operations

	Three months ended November 30,
	2003		2002
Net patient service revenue	$18,098,825	100%	$17,933,926	100%

Costs and expenses:
Compensation and benefits	$5,656,185	31	$2,674,395	15
Medical services and supplies	2,489,292	14	3,956,053	22
Other operating expenses	6,115,683	34	3,395,260	19
Provision for uncollectible accounts	130,639	1	75,683	—
Depreciation and amortization	871,066	5	352,249	2

Total costs and expenses	$15,262,865	84	$10,453,640	58

Income from operations	$2,835,960	16	$7,480,286	42

Income before income tax, minority interests, extraordinary gain and cumulative effect of a change in accounting principle	$2,865,408	16	$7,618,043	42
Provision for income taxes	1,391,625	8	2,701,436	15
Minority interest in earnings	197,044	1	743,507	4

Income before extraordinary gain and cumulative effect of a change in accounting principle	$1,276,739	7	$4,173,100	23

Net income	$1,463,609	8%	$5,161,817	29%

Operational statistics (Number of medical procedures):
Inpatient:
Bariatrics	168		143
Orthopedics	100		128
Other	26		25

Total inpatient procedures	294		296
Outpatient:
Orthopedics	175		189
Other	642		552

Total outpatient procedures	817		741

Total procedures	1,111		1,037

Three Months Ended November 30, 2003 Compared to the Three Months Ended November 30, 2002

Net patient service revenue increased by $164,899 or 1% from $17,933,926 to $18,098,825 and total surgical cases increased by 7% from 1,037 cases to 1,111 cases, for the quarters ended November 30, 2002 and 2003, respectively. There were significant increases and decreases within the net patient revenue and surgical case mix during the November 2003 quarter. Net patient revenue at the Pasadena Facility decreased by $5,206,634 or 31% from $16,980,913 for the quarter ended November 30, 2002 to $11,774,279 for the quarter ended November 30, 2003, due to a reduction of 35 inpatient orthopedic cases or 27% from 128 cases to 93 cases, a reduction of 60 inpatient bariatric cases or 42% from 143 cases to 83 cases and a reduction of 61 outpatient cases or 13% from 469 cases to 408 cases. A physician who had contributed approximately 21% of our gross revenues in fiscal 2003 had his medical license suspended in August 2003 and has not provided medical services at our facilities since that time. For additional information, please read “Item 1. Business – Recent Developments – Loss of Key Physicians” in our Annual Report on Form10-K for the fiscal year ended August 31, 2003. This decrease was offset by net patient revenue of $5,146,885 generated by the Baton Rouge Facility, which had begun operations in January 2003.

Total costs and expenses increased by $4,809,225 or 46 % from $10,453,640 to $15,262,865 primarily due to the Baton Rouge Facility, which began operations in January 2003 and pre-opening expenses incurred for the

Garland Facility in the quarter ended November 30, 2003. The significant increase in expenses categories are explained as follows:

The compensation and benefits expenses increased $2,981,790 or 111%, including a $959,808 non-cash pre-tax compensation expense related to a former employee’s incentive stock options previously granted. Wages and benefits incurred by Baton Rouge and Garland Facilities in the quarter ended November 30, 2003 were $1,082,759 and $540,422, respectively. The balance net increase of $398,801 was primarily due to the increase in corporate staff.

Medical services and supplies expenses decreased by $1,466,761 or 37% primarily due to a reduction of $2,219,304 at the Pasadena Facility, which included using fewer medical services and supplies of $1,567,180 due to fewer surgical cases (primarily from the reduction in inpatient procedures from 296 to 196 cases) and savings of $703,009 by not using outside laboratory and radiology services, offset by a net increase of $50,885 in direct costs of operating the internal laboratory and radiology departments. This decrease was partially offset by an increase of $758,728 in medical services and supplies at the Baton Rouge Facility.

Other operating expenses increased by $2,720,423 or 80% from $3,395,260 to $6,115,683 primarily due to net operating expenses of $1,275,536 incurred by the Baton Rouge Facility and $693,543 incurred by the Garland Facility. The remaining increase was primarily due to the increase in corporate expenses for accounting and legal fees, and a marketing service arrangement.

Depreciation and amortization expense increased $518,827 or 147% primarily due to the addition of the Baton Rouge and Garland Facilities.

Minority interest in earnings decreased $546,463 or 73% as compared to the quarter ended November 30, 2002, primarily due to the decrease in minority interest in the Pasadena Facility from 10% to 5%. The reduction to the 5% minority interest occurred when the Company purchased the minority interest as follows:

Date of Purchase	% Purchased
June 2003	1 ½%
September 2003	3 ½%

Liquidity and Capital Resources

The Company maintained sufficient liquidity in the quarter ended November 30, 2003 to meet its business needs. As of November 30, 2003, its principal source of liquidity included $3,701,908 in cash and cash equivalents. These instruments were short-term, highly liquid instruments and, accordingly, their fair value approximates cost.

Cash flow from operating activities

Total cash flow from operating activities was $7,252,745 during the period ended November 30, 2003, primarily due to a net reduction of accounts receivable through collections of $2,755,699 and a non-cash stock compensation expense of $913,648 that did not require cash payment. As of November 30, 2003, the Company had $2,000,000 as restricted cash invested in certificate of deposit with a bank, pursuant to the Jane Capital and Sunbelt Medical lawsuit in which it was required by the court to post an irrevocable letter of credit to support the issuance of a temporary injunction. This case was settled in May 2004 and the letter of credit was released.

Cash flow from investing activities

Total cash flow used in investing activities was $2,417,931 during the current period primarily due to purchase of equipment for the Garland Facility.

Cash flow from financing activities

Total cash flow used in financing activities was $3,016,739 during the current period. During the quarter ended November 30, 2003, the Company repaid in full its line of credit. However, subsequent to the quarter ended November 30, 2003, the Company borrowed the maximum amount available under the line of credit of approximately $6 million for its general operating needs. During the quarter the Company received a deposit for a proposed sale of accounts receivable of $3,360,000, which was returned subsequent to the quarter ended November 30, 2003 because negotiations were not concluded. During the quarter ended November 30, 2003, the Company made distributions to and purchases of minority interest holders of $1,115,000.

The Company had working capital of $19,805,730 as of November 30, 2003, and maintained a liquid position by a current ratio of approximately 2.15 to 1. The Company’s management believes that available cash and funds generated from operations will be sufficient for the Company to finance working capital requirements for the remainder of the current fiscal year.

The Company has a reducing revolving line of credit with a financial institution. The line is reduced monthly by an amount equal to 1/180th of the original loan amount. The amount available and drawn under the line of credit at August 20, 2004 was approximately $6,000,000. The interest rate on the line of credit is based on the “dealer commercial paper” rate plus 2.3%.

Because we did not timely file the Form 10-K for the fiscal year ending August 31, 2003 and the three quarterly reports on Form 10-Q for the fiscal quarters ended November 30, 2003, February 29, 2004 and May 31, 2004, we are in default under the terms of the line of credit. On April 16, 2004, the financial institution submitted to us a written notice of default. Since we did not cure the default within 10 days, we are now in default under the line of credit. To this date, the financial institution has not taken any further action. Our indebtedness under our line of credit is secured by substantially all of our assets. If we are unable to repay all outstanding balances, the financial institution could proceed against our assets to satisfy our obligations under the line of credit. There can be no assurance that the Company will have sufficient funds available to meet all of its capital needs.

Subsequent Events/Recent Developments

Buyback of Treasury Stock

Pursuant to the Company’s 500,000 common stock buy-back program announced in January 2002, the Company repurchased 103,176 shares of its common stock on December 3 and 9, 2003 for an aggregate $1,611,165 in cash.

Placing of Refundable Deposit

In the second quarter of 2004, the Company made a refundable deposit of approximately $604,000 to acquire a land lease to build and develop a hospital to be constructed in Shanghai, China. The proposed hospital would be owned by a joint venture company controlled by Dynacq, with several local joint venture partners. While certain approvals from the Beijing and Shanghai governments have been obtained, other required approvals have not. We cannot assure you that the required approvals will be obtained or that the proposed joint venture hospital project can be achieved at all, or if so, that the terms will be favorable to the Company, such terms being subject to board approval.

Change in Independent Auditors

Ernst & Young LLP resigned as the Company’s independent auditor effective December 17, 2003. In conjunction with Ernst & Young’s resignation, Ernst & Young advised us that it had identified material weaknesses relating to our internal controls. Please read “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2003 for further details. On January 19, 2004, the Audit Committee of the Board of Directors engaged the registered public accounting firm of Killman, Murrell & Company, P.C. as the Company’s new independent auditors for the fiscal year ended August 31, 2003. In July 2004, the Audit Committee approved the engagement of Killman, Murrell & Company, P.C. as the Company’s independent auditors for the fiscal year ended August 31, 2004.

Delisting of Common Stock from Nasdaq National Market

In December 2003, the Nasdaq Staff notified us of its determination to delist our common stock for failure to comply with the continued listing requirements set forth in NASD Marketplace Rule 4310(c)(14), due to our failure to file an Annual Report on Form 10-K for the fiscal year ended August 31, 2003 or the Form 10-Q for the fiscal quarter ended November 30, 2003. On April 16, 2004, the Company’s common stock was delisted from the Nasdaq National Market. Please read “Item 1. Business-Recent Developments-Delisting of Common Stock from Nasdaq National Market” in our Form 10-K for the fiscal year ended August 31, 2003 filed on July 30, 2004. Once we have become current in our SEC filings, we will explore the listing alternatives available to us. However, we cannot assure you that an active trading market will exist for our common stock

Changes in Directors and Executive Officers

In September 2003, Irvin T. Gregory, who had served as the Company’s Executive Vice President and Chief Development Officer since October 2001, resigned but remained with the Company in a market research capacity until January 2004.

For subsequent additional changes in Executive Officers, please see our Annual Report on Form 10-K for the fiscal year ended August 31, 2003 under “Item 1. Business – Recent Developments – Changes in Directors and Executive Officers.”

Ownership of Facilities

For a detailed description of recent changes in the Company’s ownership of these facilities, please read “Item 1. Business – Pasadena Facility,” “-Baton Rouge Facility,” and “-Garland Facility” in our Annual Report on Form 10-K for the fiscal year ended August 21, 2003.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to the Company’s operations result primarily from changes in interest rates as well as credit risk concentrations. Except for the refundable deposit made in the second fiscal quarter of 2004 of approximately $604,000 for the lease of land in Shanghai, China, which is in local currency, all of the Company’s contracts are denominated in US dollars and, therefore, the Company has no significant foreign currency risk.

The Company paid back the full amount drawn under the line of credit during this quarter. The total interest expense incurred by the Company during this quarter was $63,104.

Other than as disclosed herein, there have been no material changes in the Company’s exposure to market risk from the disclosure included in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003 filed July 30, 2004.

Item 4.	Controls and Procedures.

In connection with the audit of our financial statements for fiscal year ended August 31, 2003 and the re-audit of our financial statements for the fiscal year ended August 31, 2002, our current outside auditors identified and orally brought to the attention of the Audit Committee on July 19, 2004 and thereafter what they consider to be material weaknesses in our internal controls relating to:

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

For additional information, please see “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2003, filed on July 30, 2004.

(a) Evaluation of Disclosure Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2003, the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, including consideration of the matters described in subsection (b) below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of November 30, 2003.

Based on further detailed review of our internal controls as they relate to inventory and accounts payable during the fourth quarter of fiscal 2003, we determined that the accounts payable process had failed to record certain liabilities on a timely basis and the inventory management system had failed to track inventory on a continuous basis. We quantified this internal control weakness relating to accounts payable recordation by reconciling our liabilities to our subsequent payments. We quantified the inventory process control weakness by taking complete physical inventories at the end of each quarter and reconciling the physical counts to our records.

The Company has taken the following initial steps to address the issues identified as material weaknesses and to enhance the effectiveness of its internal controls:

•	Appointment of James G. Gerace, a certified public accountant, to the Board of Directors, to serve as the chair of the Audit Committee, with the Board having made the determination that Mr. Gerace meets the standards of an “audit committee financial expert” as set forth in the rules promulgated by the Securities and Exchange Commission;

•	Appointed a general counsel and recently appointed a deputy general counsel who communicate directly with the Audit Committee and with the Board of Directors;

•	Recently appointed a Regulatory Compliance Officer for operations;

•	Recently established an internal audit department and engaged an interim internal auditor and compliance officer;

•	Appointed a permanent head internal auditor to begin September 2004 who will report directly to the Audit Committee; and

•	Recently formed a Disclosure Committee to include the Chief Executive Officer, the Chief Financial Officer and certain other officers and senior management.

Neither the general counsel, the deputy general counsel, the regulatory compliance officer nor the head internal auditor have any prior business or family relationships with any members of management or major shareholders of the Company.

The Company is in the process of adopting more rigorous policies and procedures with respect to its disclosure and financial reporting review process and has engaged an outside consulting firm as an internal audit and compliance advisor to assist the company in implementing effective compliance structures, including the Company’s Sarbanes-Oxley compliance program and Nasdaq listing requirements. The Company is committed to fully instituting enhanced disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c).

(b) Changes in Internal Controls.

We have implemented the following changes to our internal controls:

•	Beginning the first quarter of fiscal 2004 we switched to a more effective and reliable software system for consolidating financial information;

•	We have implemented a new software to more efficiently and timely calculate fixed assets both for book and tax purposes;

•	We have implemented a new procedure whereby our accounts payable data are to be entered into the system immediately;

•	We have implemented more efficient and timely procedures for monthly closings;

•	We have engaged our current outside auditors to prepare our income tax returns;

•	Our board of directors has adopted a policy that prohibits any issuance of stock options to non-employees other than non-employee directors; and

•	We have implemented a Company Policy on Contracts and Purchase Orders.

In light of the issues identified as material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2003, there were material weaknesses and deficiencies in our internal controls. Despite those material weaknesses and deficiencies in our internal controls as of such date, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) believe that there are no material inaccuracies, or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made. To overcome the material weaknesses, the Company’s CEO and CFO directed the Company’s internal accounting staff to provide additional substantive accounting information and data to our outside auditors in conjunction with their review of the consolidated financial statements for the three months ended November 30, 2003.

In addition to identifying the internal control weaknesses described above, our outside auditors tested our other internal controls to determine whether there were other such material weaknesses that affected our financial statements for the fiscal year ended August 31, 2003. This evaluation included substantial efforts to restate our 2002 and 2001 financial statements and selected financial information for 2000 and 1999 and an effort to identify the internal controls over financial reporting that could or should have prevented or mitigated the error. These efforts and the audit of the restated 2002 financial statements were designed to provide reasonable assurance that we have recorded all material adjustments. In particular, our outside auditors tested our other internal controls by reviewing processes, analytical reviews and substantive testing and by reviewing disbursement activity subsequent to fiscal year-end 2003. Based on these tests, our auditors have advised us that they did not identify any other material weaknesses in internal controls.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In January 2002, the Company, two of its officers, and the spouse of one of the officers were named as defendants in a shareholder class action lawsuit, Hamilton v. Dynacq International, et al., in the United States District Court for the Southern District of Texas alleging violations of federal securities laws and regulations. The suit was brought in early 2002 following a sharp high volume increase in short sales of our common stock. The plaintiffs alleged that the Company violated Sections 10(b) and 20(a) and Rule 10b-5 under the Exchange Act by making materially false or misleading statements or omissions regarding revenues and receivables and regarding whether our operations complied with various federal regulations. The district court consolidated these actions and appointed a lead plaintiff in the matter. The lead plaintiff filed a consolidated amended complaint on September 6, 2002. The Company and its officers moved to dismiss the complaint on February 25, 2003. On August 26, 2003, the Court dismissed with prejudice and denied plaintiffs leave to amend further. The plaintiffs thereafter filed a notice of appeal. In May 2004, the third quarter for the Company, the plaintiffs dismissed their appeal, thereby concluding the case.

In March 2002, the Company accepted service of a shareholder derivative action, Brill v. Chan, et al., filed on or about February 26, 2002 in the 295th District Court of Harris County, Texas brought on behalf of the Company against its officers and directors, outside auditor, investment bank, and two analysts affiliated with that investment bank. The suit alleged breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence and breach of contract. The final settlement, which was approved by the Court on November 10, 2003, provided, among other things, that (1) the claims were dismissed with prejudice and (2) defendants agreed to pay the legal fees and expenses of plaintiffs (shareholders), which the Court set at $500,000. Among the terms of the settlement, it was stipulated that, as a result of the prosecution of the lawsuit and/or the work of the Special Litigation Committee of the Board of Directors of Dynacq, Dynacq had implemented and/or had agreed to implement certain procedures relating to its Audit Committee and its accounting for uncollectible accounts and contractual allowances. The settlement does not require any change in previously reported financial statements. The Company had accrued for this settlement at August 31, 2003. The Company made the payment of $500,000 in December 2003 and the matter was concluded in the first quarter of 2004.

A separate shareholder derivative action alleging breach of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment, Flory v. Chan, et al., H-02-3123, was brought in U.S. District Court for the Southern District of Texas in August 2002, but was stayed on November 12, 2002 by the district court pending the outcome of the shareholder class action described above. Given the plaintiff’s dismissal of the appeal in the Hamilton shareholder class action described above and given the state court’s dismissal of the same or similar claims in the Brill state derivative action described above, the Company moved in the fourth quarter of fiscal 2004 to dismiss this derivative action.

In the second quarter of 2004, eight lawsuits were filed in the United States District Court for the Southern District of Texas (Houston Division) between December 24, 2003 and January 26, 2004, alleging federal securities law causes of action against the Company and various current and former officers and directors. The cases were filed as class actions brought on behalf of persons who purchased shares of Company common stock in the open market generally during the period of January 14, 2003 through December 18, 2003. Under the procedures of the Private Securities Litigation Reform Act, certain plaintiffs have filed motions asking to consolidate these actions and be designated as lead plaintiff. The court consolidated the actions and appointed a lead plaintiff in the matter. An amended complaint was filed on June 30, 2004, asserting a class period of November 27, 2002 – December 19, 2003 and naming additional defendants, including Ernst & Young LLP, the Company’s prior auditors. The amended complaint seeks certification as a class action and alleges that the defendants violated Sections 10(b), 20(a), 20(A) and Rule 10b-5 under the Exchange Act by publishing materially misleading financial statements that did not comply with generally accepted accounting principles, making materially false or misleading statements or omissions regarding revenues and receivables, operations and financial results and engaging in an intentional fraudulent scheme aimed at inflating the value of Dynacq’s stock. After the Company filed its Form 10-K for fiscal 2003 on July 30, 2004, the procedural schedule was amended so that plaintiffs have until 30 days after this and the other outstanding 10-Q’s are filed to file an amended complaint. The Company is vigorously defending against the allegations and will file a motion to dismiss all or some of the claims. The Company cannot predict the ultimate outcome of the lawsuit or whether the lawsuit will have a material adverse effect on the Company’s financial condition.

The Company was named as a defendant in the lawsuit Leo Borrell v. Dynacq International, Inc., NeWeigh, Inc., and Diane Crumley, Vital Weight Control, Inc., d/b/a NeWeigh, and Vista Community Medical Center, L.L.C. (Cause No. 2002-13659) filed in March 2002 in the 281st Judicial District Court of Harris County, Texas. The Company has been nonsuited in the fourth quarter of 2004.

Late in fiscal year 2003, a dispute arose between one of the Company’s subsidiaries and Jane Capital, LLC and Sunbelt Medical Corp. related to the purchase of medical equipment for the Company’s Baton Rouge Facility. Because Jane Capital and Sunbelt each demanded identical full payment for the equipment without providing necessary supporting documents, the Company’s subsidiary filed suit in April 2003 in state district court in Harris County, Texas (165th District) to require Jane Capital, LLC and Sunbelt Medical Corp. to produce the documents, to determine the proper amount owed for the equipment and to whom such amounts were owed and to reimburse the Company for selling it certain defective products. The lawsuit was settled in May 2004, the third quarter of 2004.

In September 2003, a lawsuit, case number 598-564, was filed in the Twenty Fourth Judicial District Court for the Parish of Jefferson, State of Louisiana, by Liljeberg Enterprises International, L.L.C. alleging that the plaintiff is owed damages for costs of goods and services rendered for pharmacy operations at the Baton Rouge Facility. The plaintiff has asserted claims for breach of contract, fraud, negligence, fraudulent misrepresentation, negligent misrepresentation, civil conspiracy and gross negligence. On August 6, 2004, the plaintiff filed a Motion for Partial Summary Judgment, which is currently set for hearing on October 15, 2004, claiming damages in the amount of approximately $725,000 plus accounting fees. The Company believes the motion is premature and that the amount of damages alleged is without merit. The Company intends to oppose the motion and to continue to vigorously defend the lawsuit. However, we cannot predict the ultimate outcome of the lawsuit or whether the lawsuit will have a material adverse effect on the Company’s financial condition.

In December 2002, the Pasadena Facility was notified by the Centers for Medicare and Medicaid Services (“CMS”) that the Pasadena Facility had allegedly violated requirements of the Emergency Medical Treatment and Labor Act (“EMTALA”). The Texas Department of Health (“TDH”) conducted an investigation and reported to the CMS that appropriate corrective actions had been taken. As a result of TDH’s findings, the CMS notified the facility in January 2003 that its eligibility for Medicare participation remained in effect, but, as required by §1867(d) of the Social Security Act, the matter would be forwarded to the Quality Improvement Organization (“QIO”) to review the case and report its findings to the OIG for a possible assessment of a civil monetary penalty. Representatives of the facility met with the QIO on October 3, 2003. As of this date, there has been no report issued by the QIO or any response received from the OIG. The Company does not anticipate that it will incur any material liability that would have a material adverse effect on the Company’s operations, cash flows, or financial condition as a result of this proceeding.

In February 2004, the Company was notified by the Office of the Attorney General of Texas that it is the subject of an investigation of possible violations of the statutes governing the solicitation of patients. Based on the documents requested and communications with Company representatives, the Company believes that such investigation stems from the same allegations that were asserted in the private lawsuit with Dr. Borrell described above in which the Company has been nonsuited. The Company is cooperating with the AG’s Office on this matter, but believes the complaint received by the AG’s office to be without merit.

For additional information, please read “Item 3. Legal Proceedings” in our Annual Report on the Form 10-K for the fiscal year ended August 31, 2003.

From time to time, the Company is involved in litigation and administrative proceedings that are incidental to its business. The Company cannot predict whether any litigation to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows, or financial condition.

Item 3.	Defaults Upon Senior Securities

We currently have approximately $6.0 million outstanding under our reducing revolving line of credit, which includes a covenant requiring us to timely file our periodic reports with the Securities and Exchange Commission. Because we did not timely file our annual report on Form 10-K for the fiscal year ended August 31, 2003 and the three quarterly reports on Form 10-Q for the fiscal quarters ended November 30, 2003, February 29, 2004 and May 31, 2004, we are in default under the terms of the line of credit. On April 16, 2004, the financial institution submitted to us a written notice of default. Since we did not cure the default within 10 days, we are now in default under the line of credit. To this date, the financial institution has not taken any further action. Our indebtedness under our line of credit is secured by substantially all of our assets. If we are unable to repay all outstanding balances, the financial institution could proceed against our assets to satisfy our obligations under the line of credit.

Item 4.	Submission of Matter to a Vote of Security Holders

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

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

		EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

*		Exhibit 3.1	Certificate of Incorporation, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 000-21574.

*		Exhibit 3.2	Bylaws, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 000-21574.

*		Exhibit 10.12	Management Support and Marketing Agreement dated October 15, 2003 between the Company and Medical Multimedia Advertising, Inc. and Addendum thereto (incorporated by reference from Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended August 31, 2003).

*	*	Exhibit 15.1	Letter Regarding Unaudited Interim Financial Information

*	*	Exhibit 23.1	Auditor Consent.

*	*	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	*	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	**	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	**	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	* Previously filed and incorporated by reference.

•	** Filed herewith.

•	*** Furnished herewith.

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the period covered by this report:

•	On September 16, 2003, pursuant to Item 9 of the report containing a copy of the Company’s press release dated September 16, 2003 titled “Dynacq Comments on Barron’s Article.”

•	On October 2, 2003, pursuant to Item 9 of the report containing a copy of the Company’s press release dated October 1, 2003 titled “Dynacq Provides Litigation Update.”

•	On October 22, 2003, pursuant to Item 9 of the report containing a copy of the Company’s press release dated October 21, 2003 titled “Dynacq to Become Dynacq Healthcare, Inc. and Reincorporate in Delaware.”

•	On November 13, 2003, pursuant to Item 9 of the report containing a copy of the Company’s press release dated November 10, 2003 titled “Court Approves Dynacq Derivative Settlement.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNACQ HEALTHCARE, INC.

Date: August 30, 2004	By:	/s/ CHIU M. CHAN
Chiu M. Chan Chief Executive Officer (duly authorized officer)

Date: August 30, 2004	By:	/s/ PHILIP S. CHAN
Philip S. Chan Chief Financial Officer (principal financial and accounting officer)

INDEX OF EXHIBITS

		EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

*		Exhibit 3.1	Certificate of Incorporation, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 000-21574.

*		Exhibit 3.2	Bylaws, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 000-21574.

*		Exhibit 10.12	Management Support and Marketing Agreement dated October 15, 2003 between the Company and Medical Multimedia Advertising, Inc. and Addendum thereto (incorporated by reference from Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended August 31, 2003).

*	*	Exhibit 15.1	Letter Regarding Unaudited Interim Financial Information

*	*	Exhibit 23.1	Auditor Consent.

*	*	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	*	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	**	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	**	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	* Previously filed and incorporated by reference.

•	** Filed herewith.

•	*** Furnished herewith.