Form 10-Q
period 2004-02-29
DYNACQ HEALTHCARE INC
filed 2004-08-30
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

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

PART I— FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Dynacq Healthcare, Inc.
Houston, Texas

We have reviewed the consolidated balance sheet of Dynacq Healthcare Inc., as of February 29, 2004, and the related consolidated statements of operations for the three-month and six-month periods ended February 29, 2004 and February 28, 2003 and cash flows for the six-month periods ended February 29, 2004 and February 28, 2003. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Killman, Murrell & Company, P.C.
Killman, Murrell & Company, P.C.
Houston, TX
August 27, 2004

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	February 29, 2004	August 31, 2003
	(Reviewed)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$4,960,337	$1,883,833
Restricted cash	2,000,000	2,000,000
Current portion of accounts receivable, net of contractual allowances of approximately $75,088,000 and $49,603,000 and allowances for uncollectible accounts of approximately $672,000 and $483,000 at February 29, 2004 and August 31, 2003, respectively	20,601,358	17,397,746
Inventories	2,222,432	2,100,035
Prepaid expenses	638,954	793,257
Deferred tax assets	869,782	939,655
Income taxes receivable	4,494,362	4,430,485
Asset held for sale	—	2,315,204

Total current assets	35,787,225	31,860,215
Property and equipment, net	40,160,924	38,002,399
Long term portion of accounts receivable, net of contractual allowances of approximately $33,814,000 and $48,560,000 and allowances for uncollectible accounts of approximately $303,000 and $473,000 at February 29, 2004 and August 31, 2003, respectively	9,277,487	17,031,862
Goodwill	582,547	582,547
Other assets	1,234,363	659,631

Total assets	$87,042,546	$88,136,654

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	February 29, 2004	August 31, 2003
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,235,000	$3,459,881
Accrued liabilities	4,992,279	7,403,850
Notes payable	6,699,776	7,083,312
Current taxes payable	1,670,002	1,524,244
Current portion of capital lease obligations	134,683	129,805

Total current liabilities	17,731,740	19,601,092
Non-current liabilities:
Deferred tax liabilities	1,745,546	751,273
Long-term portion of capital lease obligations	348,988	428,587

Total liabilities	19,826,274	20,780,952

Minority interests	225,797	2,568,634

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 16,398,843 and 16,294,343 shares issued at February 29, 2004 and August 31, 2003, respectively	16,399	16,294
Treasury stock, 1,548,275 shares and 1,445,099 shares at February 29, 2004 and August 31, 2003, respectively, at cost	(7,424,449)	(5,813,284)
Additional paid-in capital	18,899,891	17,521,843
Retained earnings	56,066,805	53,721,286
Deferred compensation	(568,171)	(659,071)

Total stockholders’ equity	66,990,475	64,787,068

Total liabilities and stockholders’ equity	$87,042,546	$88,136,654

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

	Three months ended		Six months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
	(Reviewed)	(Unaudited)	(Reviewed)	(Unaudited)
Net patient service revenue	$16,867,680	$21,127,507	$34,966,505	$39,061,433

Costs and expenses:
Compensation and benefits	4,916,068	3,268,376	10,572,253	5,942,771
Medical services and supplies	2,627,229	3,395,285	5,116,521	7,351,338
Other operating expenses	6,897,673	5,822,663	13,013,356	9,217,923
Provision for uncollectible accounts	110,856	150,541	241,495	226,224
Depreciation and amortization	965,614	556,721	1,836,680	908,970

Total costs and expenses	15,517,440	13,193,586	30,780,305	23,647,226

Income from operations	1,350,240	7,933,921	4,186,200	15,414,207
Other income (expense):
Rent and other income	421,343	93,534	511,975	199,067
Interest income	11,173	25,541	13,093	58,611
Interest expense	(52,720)	(94)	(115,824)	(940)

Total other income, net	379,796	118,981	409,244	256,738

Income before income tax, minority interests, extraordinary gain and cumulative effect of a change in accounting principle	1,730,036	8,052,902	4,595,444	15,670,945
Provision for income taxes	810,996	2,845,566	2,202,621	5,547,002
Minority interest in earnings	37,130	1,084,595	234,174	1,828,102

Income before extraordinary gain and cumulative effect of a change in accounting principle	881,910	4,122,741	2,158,649	8,295,841
Extraordinary gain, net of $114,170 of income tax expense	—	—	186,870	—

Income before cumulative effect of a change in accounting principle	881,910	4,122,741	2,345,519	8,295,841
Cumulative effect of a change in accounting principle, net of $562,193 income tax expense	—	—	—	988,717

Net income	$881,910	$4,122,741	$2,345,519	$9,284,558

Basic earnings per common share:
Income before extraordinary gain and cumulative effect of a change in accounting principle	$0.06	$0.28	$0.15	$0.56
Extraordinary gain, net of tax	—	—	0.01	—
Cumulative effect of a change in accounting principle, net of tax	—	—	—	0.07

Net income	$0.06	$0.28	$0.16	$0.63

Diluted earnings per common share:
Income before extraordinary gain and cumulative effect of a change in accounting principle	$0.06	$0.26	$0.14	$0.53
Extraordinary gain, net of tax	—	—	0.01	—
Cumulative effect of a change in accounting principle, net of tax	—	—	—	0.06

Net income	$0.06	$0.26	$0.15	$0.59

Weighted average common shares—basic	14,836,312	14,871,621	14,847,919	14,853,439

Weighted average common shares—diluted	15,157,820	15,634,609	15,323,563	15,598,822

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

	Six months ended
	February 29, 2004	February 28, 2003
	(Reviewed)	(Unaudited)
Cash flows from operating activities
Net income	$2,345,519	$9,284,558
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain, net of tax	(186,870)	—
Cumulative effect of a change in accounting principle, net of tax	—	(988,717)
Depreciation and amortization	1,836,680	908,970
Provision for uncollectible accounts	241,495	226,224
Deferred income taxes	1,064,146	—
Minority interests	234,174	1,828,102
Gain on sale of assets	(341,681)	—
Stock options issued for compensation	881,785	—
Deferred compensation amortization	90,900	90,900
Changes in operating assets and liabilities:
Accounts receivable	4,309,267	(2,642,386)
Inventories	(122,397)	(521,680)
Prepaid expenses	116,333	(229,537)
Income taxes receivable	(63,877)	(1,174,432)
Other assets	(582,734)	306,043
Accounts payable	775,119	371,971
Accrued liabilities	(1,112,540)	509,058
Income taxes payable	31,588	(34,413)

Net cash provided by operating activities	9,516,907	7,934,661

Cash flows from investing activities
Purchase of property and equipment	(3,792,350)	(15,543,376)
Accrued liabilities related to purchase of property and equipment	—	4,370,727
Payment of accrued liabilities related to purchase of property and equipment	(1,650,000)	—

Net cash used in investing activities	$(5,442,350)	$(11,172,649)

Consolidated Statements of Cash Flows (continued)

	Six months ended
	February 29, 2004	February 28, 2003
	(Reviewed)	(Unaudited)
Cash flows from financing activities
Principal payments on long-term debt	$—	$(39,075)
Payments on capital leases	(74,721)	—
Proceeds from note payable	4,976,324	—
Payments on note payable	(5,359,860)	—
Proceeds from exercise of stock options	496,369	279,022
Deposit for proposed sale of accounts receivable	3,360,000	—
Repayment of advance for proposed sale of accounts receivable	(3,360,000)	—
Acquisition of treasury shares	(1,611,165)	—
Proceeds from sale of land	2,500,000	—
Contributions from minority interest holders	—	946,000
Distributions to minority interest holders	(1,355,000)	(600,000)
Purchase of minority interests	(570,000)	—

Net cash (used in) provided by financing activities	(998,053)	585,947

Net increase (decrease) in cash and cash equivalents	3,076,504	(2,652,041)
Cash and cash equivalents at beginning of period	1,883,833	7,583,756

Cash and cash equivalents at end of period	$4,960,337	$4,931,715

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$137,818	$4,000

Income taxes	$1,170,764	$6,755,848

Non cash investing and financing activities:
Decrease in minority interest from acquisition	$(350,970)	—
Increase in accrued liabilities	350,970	—

	$—	$—

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

February 29, 2004

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $4.4 million and $3.6 million for the quarters ended February 29, 2004 and February 28, 2003, respectively, and $7.8 million and $6.3 million for the six months ended February 29, 2004 and February 28, 2003, respectively. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2003. Operating results for the quarter and six months ended February 29, 2004 are not necessarily indicative of the results that may be expected for the year ending August 31, 2004.

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

General

As of February 29, 2004, the Company operated two facilities in the Houston metropolitan area (Pasadena and West Houston Facilities), and one each in the Dallas-Fort Worth area (Garland Facility) and in Baton Rouge (Baton Rouge Facility). The Garland Facility was acquired in August 2003, and surgical procedures started at this facility at the end of November 2003.

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

Reclassifications

Certain accounts in the comparable period in the prior year have been reclassified to conform to the presentation in the current fiscal quarter. For the quarter and six months ended February 28, 2003, income from operations, income before cumulative effect of a change in accounting principle and net income have been restated to reflect audit adjustments for depreciation expense of $58,754 and $71,320, respectively, the cumulative effect of a change in accounting principle was increased by $0 and $460,564, respectively, to reflect additional negative goodwill recorded by the Company in connection with the acquisition of minority interest of a subsidiary. Medical services and supplies expense was increased and other operating expenses decreased by $150,802 and

$367,061, respectively, to reflect the cost of medical services which had been charged to other operating expenses.

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

	Three months ended		Six months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net income as reported	$881,910	$4,122,741	$2,345,519	$9,284,558
Add: stock-based compensation costs included in reported net income, net of taxes	29,543	29,543	59,086	59,086
Deduct: stock based compensation costs, net of taxes under SFAS 123	(141,834)	(60,194)	(283,668)	(118,422)

Pro forma net income	$769,619	$4,092,090	$2,120,937	$9,225,222

Per share information:
Basic, as reported	$0.06	$0.28	$0.16	$0.63
Basic, pro forma	0.05	0.28	0.14	0.62
Diluted, as reported	0.06	0.26	0.15	0.59
Diluted, pro forma	0.05	0.26	0.14	0.59

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three months ended		Six months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Estimated fair value	$7.25	$10.97	$7.25	$10.97
Expected life (years)	4.62	4.75	4.62	4.75
Risk free interest rate	4.20%	4.08%	4.20%	4.08%
Volatility	60.00%	118.00%	60.00%	118.00%
Dividend yield	—%	—%	—%	—%

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

Contractual Allowance

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case by case basis to gross billed revenue on a case by case basis by operating facility. For operating facilities with less than twelve months historical collection period, all of its collections are used to calculate the contractual allowance. This ratio of cash collections to billed services is then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for the three and six months ended February 29, 2004 and February 28, 2003:

	Three months ended		Six months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Gross billed charges	$31,271,466	$38,483,648	$63,369,011	$71,158,662
Contractual allowance	14,403,786	17,356,141	28,402,506	32,097,229

Net revenue	$16,867,680	$21,127,507	$34,966,505	$39,061,433

Contractual allowance percentage	46%	45%	45%	45%

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. The estimated accounts receivable not expected to be collected within twelve months of the balance sheet date have been shown as long-term receivables and represent receivables in the Medical Dispute Resolution (“MDR”) and legal third party financial class. The contractual allowance is provided as revenue is recognized. At each balance sheet date management reviews the accounts receivables for collectibility. If after the review management believes certain receivables would be uncollectible, the receivable would be written down to the expected collectable amount. Management has not written down any receivables during the quarters and six months ended February 29, 2004 and February 28, 2003 as a result of the collectibility test.

The contractual allowance stated as a percentage of gross receivables at the balance sheet dates of February 29, 2004 and August 31, 2003 is 79% and 74%, respectively. This percentage is larger than the contractual allowance percentage used to reduce gross billed charges due to the application of partial cash collections to the outstanding gross receivable balances without any adjustment being made to the contractual allowance. The contractual allowance amounts netted against gross receivables are not adjusted until such time as the final collections on the receivables are recognized.

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

Allowance for Uncollectible Accounts

The Company has estimated uncollectible accounts expense as 1% of gross outpatient revenue. Through August 31, 2003, the Company made no charge offs against allowance for uncollectible accounts, as historically all charge offs have been against the contractual allowance. During the quarter and six months ended February 29, 2004, the Company charged $22,264 and $222,518, respectively, against the allowance for uncollectible accounts.

Minority Interests

The equity of minority investors (generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 2.14% to 5% during the quarter and six months ended February 29, 2004 and was at 2.14% as at February 29, 2004). During the quarter ended November 30, 2003, the Company purchased minority interest from certain minority interest holders at an amount that was $301,040 less than the net book value of the minority interest liability on the date of purchase. The $301,040 gain less applicable income taxes of $114,170 has been recorded as an extraordinary gain during the quarter ended November 30, 2003. The partnership agreement provided a means for the minority interest holders to be cashed out at the net book value. The amounts paid to the minority interest holders were less than the buy out amount that was called for in the partnership agreements. Legal counsel has advised the Company that the acquisitions were negotiated transactions occurring outside the partnership agreement.

Contingencies

The Company maintains various insurance policies that cover each of its facilities. Specifically, the Company maintains medical malpractice insurance coverage in Texas. The Company has claims-made malpractice coverage and has purchased tail coverage effective through August 12, 2004. In Louisiana, the Company is a member of the Louisiana Patient Compensation Fund and purchases insurance through the Louisiana Patient Compensation Fund for medical malpractice. In addition, all physicians granted privileges at the Company’s facilities are required to maintain medical malpractice insurance coverage. The Company also maintains general liability and property insurance coverage for each facility and flood coverage for the Baton Rouge Facility. The Company also maintains workers’ compensation coverage for the Baton Rouge Facility, but does not currently maintain worker’s compensation coverage in Texas. In regard to the Employee Health Insurance Plan, the Company is self insured with specific and aggregate re-insurance with stop loss levels management believes are appropriate for the Company’s group size. Coverages are maintained in amounts management deems adequate.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Such forward-looking statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the risks and uncertainties described in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2003. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You must read the following discussion of the results of our business and our operations and financial condition in conjunction with our reviewed consolidated financial statements, including the notes, included in this quarterly report on Form 10-Q and our audited consolidated financial statements, including the notes, included in our annual report on Form 10-K for the fiscal year ended August 31, 2003.

Executive Summary

Second Quarter of Fiscal 2004

During the quarter ended February 29, 2004, we experienced a sharp decline in our results of operations. We had previously begun the process of developing the business of our new hospitals in Baton Rouge and Garland and had planned for substantial increased expenses for personnel, depreciation and other operating expenses, as well as additions to the physician staff. However, the departure of several key physicians from our Pasadena facility caused a sharp drop in operating activity at that hospital. Since the reduction in operating expenses only partially offset the decline in revenue at Pasadena, Garland was still in the early stage when operating expenses were higher than revenue, our operating margin decreased. In addition, ongoing regulatory investigations and legal proceedings as well as negative publicity about the Company made it more difficult for us to recruit physicians in Pasadena and elsewhere and substantially increased our legal and auditing expenses.

Net Patient Service Revenues Down 20%

During the fiscal quarter ended February 29, 2004, net patient service revenues declined by $4.3 million, or 20%, compared to the prior year period, to $16.9 million. Our Baton Rouge and Garland Facilities contributed $5.2 million and $900,000, respectively, of net patient service revenue, partially offsetting a 52% decline of $10.2 million in net patient service revenue at the Pasadena Facility.

•	During the fiscal quarter ended February 29, 2004, several physicians who accounted for more than 28% of our gross revenues for 2003 left the staff of the Pasadena Facility. In addition, a physician who had contributed approximately 21% of our gross revenues in fiscal 2003 had his medical license suspended in August 2003 and has not provided medical services at our facilities since that time.

•	Ongoing regulatory investigations and legal proceedings, as well as negative publicity about the Company, have made recruiting new physicians more difficult. See “Item 3. Legal Proceedings” in our annual report on Form 10-K for the fiscal year ending August 31, 2003 for more information.

Net Income Down 79%

Net income declined 79% to $880,000 from $4.1 million in the comparable quarter of fiscal 2003, primarily because of the following:

•	Net patient service revenue declined by $4.3 million compared to the prior year quarter.

•	During the three months ended February 29, 2004, we continued to incur the expenses of operating the early stage Baton Rouge Facility and the newly acquired Garland hospital with only modest start-up revenues at Garland. As a result, expenses increased compared to the comparable quarter in the preceding year, by approximately $2 million.

•	Offsetting these increased expenses, medical services and supplies expense declined by $750,000 due to reduced activity at the Pasadena Facility.

Six Months Ended February 29, 2004

The 10% decline of net patient service revenue from $39.1 million to $35 million and the 75% decline of net income from $9.3 million to $2.3 million in the six months ended February 29, 2004 was mainly caused by similar factors, as well as a $1.1 million non-cash pretax compensation expense related a former employee’s incentive stock option previously granted.

Third Quarter of Fiscal 2004

For a report on results for the three and nine months ended May 31, 2004, please see our report on Form 10-Q for the third quarter of fiscal 2004 being filed at the same time as this report.

Outlook for the Fourth Quarter of Fiscal 2004

During the first half of the current quarter ending August 31, 2004, we have added physicians to the staff of each of our three hospital facilities. While we are continuing our efforts to recruit additional physicians, we do not expect that these additions will have a near-term impact on our financial results.

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended February 29, 2004. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended August 31, 2003.

Results of Operations

	Three months ended				Six months ended
	February 29, 2004		February 28, 2003		February 29, 2004		February 28, 2003
Net patient service revenue	$16,867,680	100%	$21,127,507	100%	$34,966,505	100%	$39,061,433	100%

Costs and expenses:
Compensation and benefits	4,916,068	29	3,268,376	15	10,572,253	30	5,942,771	15
Medical services and supplies	2,627,229	16	3,395,285	16	5,116,521	15	7,351,338	19
Other operating expenses	6,897,673	41	5,822,663	28	13,013,356	37	9,217,923	24
Provision for uncollectible accounts	110,856	1	150,541	1	241,495	1	226,224	1
Depreciation and amortization	965,614	6	556,721	3	1,836,680	5	908,970	2

Total costs and expenses	15,517,440	92	13,193,586	62	30,780,305	88	23,647,226	61

Income from operations	1,350,240	8	7,933,921	38	4,186,200	12	15,414,207	39

Income before income tax, minority interests, extraordinary gain and cumulative effect of a change in accounting principle	1,730,036	10	8,052,902	38	4,595,444	13	15,670,945	40
Provision for income taxes	810,996	5	2,845,566	13	2,202,621	6	5,547,002	14
Minority interest in earnings	37,130	—	1,084,595	5	234,174	1	1,828,102	5

Income before extraordinary gain and cumulative effect of a change in accounting principle	881,910	5	4,122,741	20	2,158,649	6	8,295,841	21

Net income	$881,910	5%	$4,122,741	20%	$2,345,519	7%	$9,284,558	24%

Operational statistics (Number of medical procedures):
Inpatient:
Bariatrics	158		121		326		264
Orthopedics	193		118		293		246
Other	45		19		71		44

Total inpatient procedures	396		258		690		554

Outpatient:
Orthopedics	224		168		399		357
Other	562		601		1,204		1,153

Total outpatient procedures	786		769		1,603		1,510

Total procedures	1,182		1,027		2,293		2,064

Three Months Ended February 29, 2004 Compared to the Three Months Ended February 28, 2003

        Net patient service revenue decreased by $4,259,827 or 20% from $21,127,507 to $16,867,680 and total surgical cases increased by 15% from 1,027 cases to 1,182 cases, for the quarters ended February 28, 2003 and February 29, 2004, respectively. There were significant increases and decreases within the net patient revenue and surgical cases mix during the quarter ended February 29, 2004. Net patient revenue of the Pasadena Facility decreased by $10,240,016 or 52% from $19,802,287 to $9,562,271 due to a decrease of 32 inpatient orthopedic cases or 27% from 117 cases to 85 cases, a reduction of 42 inpatient bariatric cases or 38% from 111 cases to 69 cases and a reduction of 135 outpatient cases or 29% from 463 cases to 328 cases. During the quarter ended February 29, 2004, several physicians departed from the Pasadena Facility or substantially reduced their surgeries for various reasons. For additional information, please see “Item 1. Business – Recent Developments – Loss of Key Physicians” in our annual report on Form 10-K for the fiscal year ended August 31, 2003. The West Houston Facility’s net patient revenue decreased by $129,065 or 17% from $741,147 to $612,082. These decreases were partially offset by an increase in net patient revenue at the Baton Rouge Facility, which began operations in January 2003, by $5,208,751 from $584,073 to $5,792,824 due to an increase of 87 inpatient surgical cases from 11 cases to 98 cases and an increase of 6 outpatient cases or 8% from 75 cases to 81 cases. In addition, the Garland Facility, which became operational in November 2003, generated $900,503 of net patient revenue during the quarter ended February 29, 2004 from 132 inpatient surgical cases and 148 outpatient surgical cases.

Total costs and expenses increased by $2,323,854 or 18% from $13,193,586 to $15,517,440 primarily due to the Baton Rouge Facility, which began operations in January 2003, and the start up expenses at the Garland Facility. The significant increases in expenses categories are explained below.

Compensation and benefits expense increased by $1,647,692 or 50% primarily due to increases of $554,113 and $841,141 in wages and benefits incurred by the Baton Rouge and Garland Facilities, respectively. The balance net increase of $193,162 was primarily due to an increase in corporate staff.

Medical services and supplies expense decreased by $768,056 or 23% primarily due to a reduction of $2,154,309 at the Pasadena Facility, primarily due to fewer surgical cases principally because of a reduction in inpatient procedures from 247 to 166. This decrease was partially offset by increases of $755,846 and $616,123 in medical services and supplies at the Baton Rouge and Garland Facilities, respectively.

Other operating expenses increased $1,075,010 or 18% from $5,822,663 to $6,897,673 primarily due to the Garland Facility starting full operations in the current period, and due to a marketing service arrangement.

Depreciation and amortization expense increased $408,893 or 73% primarily due to the addition of the Baton Rouge and Garland Facilities.

Minority interest in earnings decreased $1,047,546 or 97% as compared to the quarter ended February 28, 2003, primarily due to a decrease in minority interest in the Pasadena Facility from 10%. The reduction from 5% to 0% during the quarter ended February 29, 2004 occurred when the Company purchased the minority interest as follows:

Date of Purchase	% Purchased
June 2003	1 1/2%
September 2003	3 1/2%
December 2003	5%

Six Months Ended February 29, 2004 Compared to the Six Months Ended February 28, 2003

Net patient service revenue decreased by $4,094,928 or 10% from $39,061,433 to $34,966,505 and total surgical cases increased by 10% from 2,064 cases to 2,293 cases, for the six months ended February 28, 2003 and February 29, 2004, respectively. There were significant increases and decreases within the net revenue and surgical case mix during the six months ended February 29, 2004. Net patient revenue at the Pasadena Facility decreased by $15,446,649 or 42% from $36,783,200 to $ $21,336,550 due to a decrease of 67 inpatient orthopedic cases or 27% from 245 cases to 178 cases, a decrease of 102 inpatient bariatric cases or 40% from 254 cases to 152 cases, and a decrease of 196 outpatient cases or 21% from 932 cases to 736 cases. During the six months ended February 29, 2004, several physicians departed from the Pasadena Facility or substantially reduced their surgeries for various reasons. For additional information, please see “Item 1. Business – Recent Developments – Loss of Key Physicians” in our annual report on Form 10-K for the fiscal year ended August 31, 2003.

These decreases were partially offset by an increase in net patient revenue at the Baton Rouge Facility, which began operations in January 2003, by $10,355,637 from $584,073 to $10,939,710. The revenue increase was due to an increase of 185 inpatient surgical cases and an increase of 105 outpatient cases. In addition, the Garland Facility, which became operational in November 2003, generated $900,503 of net patient revenue during the six months ended February 29, 2004 from 132 inpatient surgical cases and 148 outpatient surgical cases.

Total costs and expenses for the six months ended February 29, 2004 increased $7,133,079 or 30% primarily due to the Baton Rouge facility and Garland facility, which began operations in January 2003 and November 2003, respectively. The significant increases in expense categories are explained as follows:

Compensation and benefits expense increase of $4,629,482 or 78% includes $1,085,000 non-cash compensation expense incurred to modify a former employee’s incentive stock option previously granted. Increases in wages and benefits incurred by Baton Rouge and Garland Facilities in the six months ended February 29, 2004 were $1,682,295 and $1,312,413, respectively. The balance of the net increase was primarily due to the increase in corporate staff.

Medical services and supplies expense decreased $2,234,817 or 30% primarily due to a reduction of $4,518,176 at the Pasadena Facility, which included using fewer medical services and supplies of $3,784,679 due to fewer surgical cases (primarily reduction in total cases from 1,475 to 1,098) and savings of $733,497 by not using outside laboratory and radiology services and operating our internal laboratory and radiology departments. This decrease was partially offset by an increase of $1,514,574 and $616,123 in medical services and supplies at the Baton Rouge and Garland Facilities, respectively.

Other operating expense increased by $3,795,433 or 41% primarily due to an increase of $1,525,931 incurred by the Baton Rouge Facility and an increase of $1,517,508 incurred by the Garland Facility. The balance of the increase was primarily due to increase in corporate expenses for accounting and legal fees, and a marketing service arrangement.

Depreciation and amortization expense increased $927,710 or 102% primarily due to the addition of the Baton Rouge and Garland Facilities.

Minority interest in earnings decreased $1,593,928 or 87% primarily due to the decrease in minority interest in the Pasadena Facility from 10% during the six months ended February 28, 2003, while minority interest was reduced from 8 1/2% to 0% during the six months ended February 29, 2004. (See disclosure above for minority purchase dates.)

Liquidity and Capital Resources

The Company maintained sufficient liquidity in the six months ended February 29, 2004 to meet its business needs. As of February 29, 2004, its principal source of liquidity included $4,960,337 in cash and cash equivalents. These instruments were short-term, highly liquid instruments and, accordingly, their fair value approximated cost.

Cash flow from operating activities

Total cash flow provided from operating activities was $9,516,907 during the six months ended February 29, 2004 due to a net reduction of accounts receivable through collections of $4,309,267 and a non-cash stock compensation expense of $881,785 that did not require cash payment. As of February 29, 2004, the Company had $2,000,000 as restricted cash invested in a certificate of deposit with a bank, pursuant to the Jane Capital and Sunbelt Medical lawsuit in which it was required by the court to post an irrevocable letter of credit to support the issuance of a temporary injunction. This case was subsequently settled in May 2004 and the letter of credit was released.

Cash flow from investing activities

Total cash used in investing activities was $5,442,350 during the six months ended February 29, 2004 primarily due to purchase of equipment for the Garland Facility.

Cash flow from financing activities

Total cash flow used in financing activities was $998,053 during the six months ended February 29, 2004. During this period, the Company had repaid its line of credit in full. However, as of February 29, 2004 the

Company borrowed back approximately $6 million from its line of credit. Subsequent to the end of the reporting quarter, the Company drew maximum amounts permissible under the line of credit of approximately $6 million for its general operating needs. During the six months ended February 29, 2004, the Company received and returned a deposit for proposed sale of accounts receivable of $3,360,000 and made distributions to and purchases of minority interest holders of $1,925,000.

The Company had working capital of $18,055,485 as of February 29, 2004, and maintained a liquid position by a current ratio of approximately 2.02 to 1. The Company’s management believes that available cash funds and funds generated from operations will be sufficient for the Company to finance working capital requirements for remainder of the current fiscal year.

The Company has a reducing revolving line of credit with an unrelated financial institution. The line is reduced monthly by an amount equal to 1/180th of the original loan amount. The amount available and drawn under the line of credit as of February 29, 2004 was approximately $6,000,000. The interest rate on the line of credit is based on the “dealer commercial paper” rate plus 2.3%.

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

Subsequent Events/Recent Developments

Delisting of Common Stock from Nasdaq National Market

In December 2003, the Nasdaq staff notified us of its determination to delist our common stock for failure to comply with the continued listing requirements set forth in NASD Marketplace Rule 4310(c)(14) due to our failure to file an annual report on Form 10-K for the fiscal year ended August 31, 2003. On April 16, 2004, the Company’s common stock was delisted from the Nasdaq National Market. Please read “Item 1. Business-Recent Developments- Delisting of Common Stock from Nasdaq National Market” in our Form 10-K for the fiscal year ended August 31, 2003 filed on July 30, 2004. Once we have become current in our SEC filings, we will explore the listing alternatives available to us. However, we cannot assure you that an active trading market will exist for our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to the Company’s operations result primarily from changes in interest rates as well as credit risk concentrations. Except for a refundable deposit made in the second fiscal quarter of 2004 of approximately $604,000 for the lease of land in Shanghai, China, which is in local currency, all of the Company’s contracts are denominated in US dollars and, therefore, the Company has no significant foreign currency risk.

The Company had no amounts drawn under its line of credit at the beginning of the quarter ended February 29, 2004. However, the company drew on the line of credit during this quarter and had an outstanding balance of approximately $6 million as of February 29, 2004. The total interest expense incurred by the Company during this quarter was $52,720.

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

(a) Evaluation of Disclosure Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2004, the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, including consideration of the matters described in subsection (b) below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 29, 2004.

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

The Company is in the process of adopting more rigorous policies and procedures with respect to its disclosure and financial reporting review process and has engaged an outside consulting firm as an internal auditor and compliance advisor to assist the Company in implementing effective compliance structures, including the Company’s Sarbanes-Oxley compliance program and Nasdaq listing requirements. The Company is committed to fully instituting enhanced disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c).

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

In light of the issues identified as material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2004, there were material weaknesses and deficiencies in our internal controls. Despite those material weaknesses and deficiencies in our internal controls as of such date, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) believe that there are no material inaccuracies, or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made. To overcome the material weaknesses, the Company’s CEO and CFO directed the Company’s internal accounting staff to provide additional substantive accounting information and data to our outside auditors, in conjunction with their review of the consolidated financial statements for the three months and six months ended February 29, 2004.

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

For additional information, please read “Item 3. Legal Proceedings” in our annual report on our Form 10-K for the fiscal year ended August 31, 2003.

From time to time, the Company is involved in litigation and administrative proceedings that are incidental to its business. The Company cannot predict whether any litigation to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows, or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Shares Purchased by the Company During the Quarter Ended February 29, 2004
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program		Maximum number of shares that may yet be purchased under the program
December 2003 (12/3/03 and 12/9/03)	103,176	$15.62	450,676	(1)	49,324	(1)

(1)	The repurchase plan was publicly announced in January 2002. Under the repurchase plan, the Company was authorized to repurchase up to 500,000 shares of common stock. The plan expires once the maximum of stock has been repurchased, and there is no expiration date of the repurchase plan.

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

Item 4. Submission of Matter to a Vote of Security Holders

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

	EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
*	Exhibit 3.1	Certificate of Incorporation, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 000-21574.

*	Exhibit 3.2	Bylaws, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 000-21574.

*	Exhibit 10.13	Cash Sale Agreement of Raw Land in Slidell, Louisiana dated January 23, 2004, incorporated by reference to the Form 10-K for the fiscal year ended August 31, 2003.

	EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
*	Exhibit 10.14	Consulting Agreement dated February 1, 2004 between Sarah Garvin and the Company, incorporated by reference to the Form 10-K for the fiscal year ended August 31, 2003.

**	Exhibit 15.1	Letter Regarding Unaudited Interim Financial Information.

**	Exhibit 23.1	Auditor Consent.

**	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated by reference.
**	Filed herewith.
***	Furnished herewith.

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the period covered by this report:

•	On December 2, 2003, pursuant to Item 9 of the report containing a copy of the Company’s press release dated December 1, 2003 titled “Dynacq Postpones Filing of Form 10-K - Dynacq Reports 40% Increase in Fiscal Year Net Income to $21 Million.”

•	On December 24, 2003, pursuant to Items 4 and 5 of the report containing a copy of the Company’s two press releases both dated December 18, 2003 titled “Dynacq Healthcare Announces Resignation of Independent Auditor” and “ Dynacq Healthcare Receives Notice of Pending NASDAQ Delisting and Informal SEC Investigation.”

•	On January 22, 2004, pursuant to Items 4 and 5 of the report containing a copy of the Company’s press release dated January 21, 2004 titled “Dynacq Healthcare Announces Appointment of Independent Auditor, New Director, NASDAQ Staff Determination and Hearing.”

•	On February 5, 2004, pursuant to Items 9 and 12 of the report containing a copy of the Company’s press release dated February 4, 2004 [sic] titled “Dynacq Healthcare Estimates First Quarter Earnings Decline; Announces Proposed Shanghai Joint Venture; Sale of Slidell Property; Executive Change.”

•	On February 17, 2004, pursuant to Items 9 of the report containing a copy of the Company’s press release dated February 13, 2004 titled “Dynacq Healthcare Announces Departure of Executive Officer; Attorney General Investigation.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNACQ HEALTHCARE, INC.

Date: August 30, 2004	By:	/s/ Chiu M. Chan
Chiu M. Chan
Chief Executive Officer
(duly authorized officer)

Date: August 30, 2004	By:	/s/ Philip S. Chan
Philip S. Chan
Chief Financial Officer
(principal financial and accounting officer)

INDEX OF EXHIBITS

	EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
*	Exhibit 3.1	Certificate of Incorporation, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 000-21574.

*	Exhibit 3.2	Bylaws, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 000-21574.

*	Exhibit 10.13	Cash Sale Agreement of Raw Land in Slidell, Louisiana dated January 23, 2004, incorporated by reference to Form 10-K for the fiscal year ended August 31, 2003.

*	Exhibit 10.14	Consulting Agreement dated February 1, 2004 between Sarah Garvin and the Company, incorporated by reference to Form 10-K for the fiscal year ended August 31, 2003.

**	Exhibit 15.1	Letter Regarding Unaudited Interim Financial Information.

**	Exhibit 23.1	Auditor Consent.

**	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated by reference.
**	Filed herewith.
***	Furnished herewith.