Form 10-Q
period 2004-05-31
DYNACQ HEALTHCARE INC
filed 2004-08-30
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

The Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have reviewed the consolidated balance sheet of Dynacq Healthcare Inc., as of May 31, 2004, and the related consolidated statements of operations for the three-month and nine-month periods ended May 31, 2004 and 2003 and cash flows for the nine-month periods ended May 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Killman, Murrell & Company, P.C.

Killman, Murrell & Company, P.C.

Houston, TX

August 27, 2004

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	May 31, 2004	August 31, 2003
	(Reviewed)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,228,989	$1,883,833
Restricted cash	2,000,000	2,000,000
Current portion of accounts receivable, net of contractual allowances of approximately $74,545,000 and $49,603,000 and allowances for uncollectible accounts of approximately $828,000 and $483,000 at May 31, 2004 and August 31, 2003, respectively	17,671,804	17,397,746
Inventories	2,117,472	2,100,035
Prepaid expenses	473,997	793,257
Deferred tax assets	688,330	939,655
Income taxes receivable	4,940,845	4,430,485
Asset held for sale	—	2,315,204

Total current assets	31,121,437	31,860,215
Property and equipment, net	39,779,732	38,002,399
Long term portion of accounts receivable, net of contractual allowances of approximately $42,784,000 and $48,560,000 and allowances for uncollectible accounts of approximately $475,000 and $473,000 at May 31, 2004 and August 31, 2003, respectively	10,089,433	17,031,862
Goodwill	582,547	582,547
Other assets	1,116,331	659,631

Total assets	$82,689,480	$88,136,654

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	May 31, 2004	August 31, 2003
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,175,465	$3,459,881
Accrued liabilities	4,210,893	7,403,850
Notes payable	6,713,337	7,083,312
Current taxes payable	566,217	1,524,244
Current portion of capital lease obligations	136,829	129,805

Total current liabilities	14,802,741	19,601,092
Non-current liabilities:
Deferred tax liabilities	1,608,698	751,273
Long-term portion of capital lease obligations	313,966	428,587

Total liabilities	16,725,405	20,780,952

Minority interests	171,839	2,568,634

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 16,399,843 and 16,294,343 shares issued at May 31, 2004 and August 31, 2003, respectively	16,400	16,294
Treasury stock, 1,548,275 shares and 1,445,099 shares at May 31, 2004 and August 31, 2003, respectively, at cost	(7,424,449)	(5,813,284)
Additional paid-in capital	18,931,302	17,521,843
Retained earnings	54,791,704	53,721,286
Deferred compensation	(522,721)	(659,071)

Total stockholders’ equity	65,792,236	64,787,068

Total liabilities and stockholders’ equity	$82,689,480	$88,136,654

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

	Three months ended May 31,		Nine months ended May 31,
	2004	2003	2004	2003
	(Reviewed)	(Unaudited)	(Reviewed)	(Unaudited)
Net patient service revenue	$12,954,816	$25,606,146	$47,921,321	$64,667,579

Costs and expenses:
Compensation and benefits	4,667,040	4,679,298	15,239,293	10,622,069
Medical services and supplies	2,511,102	4,169,571	7,627,623	11,520,909
Other operating expenses	6,618,891	4,880,508	19,632,247	14,098,431
Provision for uncollectible accounts	75,068	156,217	316,563	382,441
Depreciation and amortization	1,003,831	601,281	2,840,511	1,510,251

Total costs and expenses	14,875,932	14,486,875	45,656,237	38,134,101

Income (loss) from operations	(1,921,116)	11,119,271	2,265,084	26,533,478
Other income (expense):
Rent and other income	119,067	235,251	631,042	434,318
Interest income	11,331	8,230	24,424	66,841
Interest expense	(85,284)	—	(201,108)	(940)

Total other income, net	45,114	243,481	454,358	500,219

Income (loss) before income tax, minority interests, extraordinary gain and cumulative effect of a change in accounting principle	(1,876,002)	11,362,752	2,719,442	27,033,697
Provision for income taxes	(600,944)	4,163,956	1,601,677	9,710,958
Minority interest in earnings	43	801,962	234,217	2,630,064

Income (loss) before extraordinary gain and cumulative effect of a change in accounting principle	(1,275,101)	6,396,834	883,548	14,692,675
Extraordinary gain, net of $114,170 of income tax expense	—	—	186,870	—

Income (loss) before cumulative effect of a change in accounting principle	(1,275,101)	6,396,834	1,070,418	14,692,675
Cumulative effect of a change in accounting principle, net of $562,193 income tax expense	—	—	—	988,717

Net income (loss)	$(1,275,101)	$6,396,834	$1,070,418	$15,681,392

Basic earnings per common share:
Income (loss) before extraordinary gain and cumulative effect of a change in accounting principle	$(0.09)	$0.43	$0.06	$0.99
Extraordinary gain, net of tax	—	—	0.01	—
Cumulative effect of a change in accounting principle, net of tax	—	—	—	0.07

Net income (loss)	$(0.09)	$0.43	$0.07	$1.06

Diluted earnings per common share:
Income (loss) before extraordinary gain and cumulative effect of a change in accounting principle	$(0.09)	$0.41	$0.06	$0.94
Extraordinary gain, net of tax	—	—	0.01	—
Cumulative effect of a change in accounting principle, net of tax	—	—	—	0.06

Net income (loss)	$(0.09)	$0.41	$0.07	$1.00

Weighted average common shares—basic	14,851,068	14,875,100	14,848,913	14,860,739

Weighted average common shares—diluted	14,962,864	15,573,752	15,213,071	15,555,003

See Accompanying Notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Nine months ended May 31,
	2004	2003
	(Reviewed)	(Unaudited)
Cash flows from operating activities
Net income	$1,070,418	$15,681,392
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain, net of tax	(186,870)	—
Cumulative effect of a change in accounting principle, net of tax	—	(988,717)
Depreciation and amortization	2,840,511	1,510,251
Provision for uncollectible accounts	316,563	382,441
Deferred income taxes	1,108,750	—
Minority interests	234,217	2,630,064
Gain on sale of assets	(341,681)	(145,623)
Stock options issued for compensation	908,758	—
Deferred stock compensation amortization	136,350	136,350
Changes in operating assets and liabilities:
Accounts receivable	6,351,807	(8,570,314)
Inventories	(17,437)	(765,037)
Prepaid expenses	281,290	(108,736)
Income taxes receivable	(510,360)	(1,593,047)
Other assets	(468,703)	152,856
Accounts payable	(284,415)	1,775,389
Accrued liabilities	(1,118,927)	1,419,865
Income taxes payable	(1,072,197)	(479)

Net cash provided by operating activities	9,248,074	11,516,655

Cash flows from investing activities
Purchase of property and equipment	(4,410,988)	(17,012,973)
Accrued liabilities related to purchase of property and equipment	—	2,494,593
Payment of accrued liabilities related to purchase of property and equipment	(2,425,000)	—

Net cash used in investing activities	(6,835,988)	(14,518,380)

Consolidated Statements of Cash Flows (continued)

	Nine months ended May 31,
	2004	2003
	(Reviewed)	(Unaudited)
Cash flows from financing activities
Principal payments on long-term debt	$—	$(39,075)
Payments on capital leases	(107,597)	—
Proceeds from note payable	6,421,453	—
Payments on note payable	(6,791,428)	—
Proceeds from exercise of stock options	500,807	306,169
Proceeds from short-term sale by director	—	28,469
Deposit for proposed sale of accounts receivable	3,360,000	—
Return of deposit for proposed sale of accounts receivable	(3,360,000)	—
Acquisition of treasury shares	(1,611,165)	—
Preferred stock dividend	—	—
Accrued liabilities for preferred stock redemption	—	—
Proceeds from sale of land	2,500,000	—
Contributions from minority interest holders	—	946,000
Distributions to minority interest holders	(1,409,000)	(1,430,000)
Purchase of minority interests	(570,000)	(252,000)

Net cash (used in) provided by financing activities	(1,066,930)	(440,437)

Net increase (decrease) in cash and cash equivalents	1,345,156	(3,442,162)
Cash and cash equivalents at beginning of period	1,883,833	7,583,756

Cash and cash equivalents at end of period	$3,228,989	$4,141,594

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$195,016	$6,047

Income taxes	$2,075,484	$11,304,485

Non cash investing and financing activities:
Decrease in minority interest from acquisition	$(350,970)	$—
Increase in accrued liabilities	350,970	—
Increase in treasury stock	—	(311,740)
Sale of residence for stock	—	311,740

	$—	$—

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

May 31, 2004

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $3.9 million and $3.6 million for the quarters ended May 31, 2004 and 2003, respectively, and $11.7 million and $10.0 million for the nine months ended May 31, 2004 and 2003, respectively. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2003. Operating results for the quarter and nine months ended May 31, 2004 are not necessarily indicative of the results that may be expected for the year ending August 31, 2004.

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

General

As of May 31, 2004, the Company operated two facilities in the Houston metropolitan area (Pasadena and West Houston Facilities), and one each in the Dallas-Fort Worth area (Garland Facility) and in Baton Rouge (Baton Rouge Facility). The Garland Facility was acquired in August 2003, and surgical procedures started at this facility at the end of November 2003.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant of the Company’s estimates is the determination of revenue to recognize the services the Company provides and the determination of the contractual allowance. See “Revenue Recognition” below for further discussion. Actual results could differ materially from those estimates used in preparation of these financial statements.

Reclassifications

Certain accounts in the comparable period in the prior year have been reclassified to conform to the presentation in the current fiscal quarter. For the quarter and nine months ended May 31, 2003, income from operations, income before cumulative effect of a change in accounting principle and net income have been restated to reflect audit adjustments for depreciation expense of $(119,576) and $48,256, respectively. The cumulative effect of a change in accounting principle was increased by $460,564 for the nine months ended May 31, 2003 to reflect additional negative goodwill recorded by the Company in connection with the acquisition of minority interest of a subsidiary. Medical services and supplies expense was increased and other operating expenses decreased by $147,828 and $514,888, respectively, to reflect the cost of medical services which had been charged to other operating expenses.

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

	Three months ended May 31,		Nine months ended May 31,
	2004	2003	2004	2003
Net income (loss) as reported	$(1,275,101)	$6,396,834	$1,070,418	$15,681,392
Add: stock-based compensation costs included in reported net income, net of taxes	29,543	29,543	88,628	88,628
Deduct: stock based compensation costs, net of taxes under SFAS 123	(141,834)	(60,134)	(425,502)	(178,556)

Pro forma net income (loss)	$(1,387,392)	$6,366,243	$733,544	$15,591,464

Per share information:
Basic, as reported	$(0.09)	$0.43	$0.07	$1.06
Basic, pro forma	(0.09)	0.43	0.05	1.05
Diluted, as reported	(0.09)	0.41	0.07	1.00
Diluted, pro forma	(0.09)	0.41	0.05	1.00

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three months ended May 31,		Nine months ended May 31,
	2004	2003	2004	2003
Estimated fair value	$7.25	$7.72	$7.25	$7.58
Expected life (years)	4.62	5.00	4.62	4.88
Risk free interest rate	4.20%	4.17%	4.20%	4.17%
Volatility	60.00%	72.00%	60.00%	74.00%
Dividend yield	—%	—%	—%	—%

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

Contractual Allowance

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case by case basis to gross billed revenue on a case by case basis by operating facility. For operating facilities with less than twelve months historical collection period, all of its collections are used to calculate the contractual allowance. This ratio of cash collections to billed services is then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for the three and nine months ended May 31, 2004 and 2003:

	Three months ended May 31,		Nine months ended May 31,
	2004	2003	2004	2003
Gross billed charges	$27,385,679	$46,392,113	$90,754,690	$117,550,775
Contractual allowance	14,430,863	20,785,967	42,833,369	52,883,196

Net revenue	$12,954,816	$25,606,146	$47,921,321	$64,667,579

Contractual allowance percentage	53%	45%	47%	45%

The contractual allowance for the three and nine months ended May 31, 2004 is 53% and 47%, respectively, of gross billed charges compared to 45% and 45% for the three and nine months ended May 31, 2003, respectively, primarily due to contractual allowance of 76% estimated on gross billed charges of $8.7 million at the Garland Facility, which has only been open since November 2003.

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. The estimated accounts receivable not expected to be collected within twelve months of the balance sheet date have been shown as long-term receivables and represent receivables in the Medical Dispute Resolution (“MDR”) and legal third party financial class. The contractual allowance is provided as revenue is recognized. At each balance sheet date management reviews the accounts receivables for collectibility. If after the review management believes certain receivables would be uncollectible, the receivable would be written down to the expected collectable amount. Management has not written down any receivables during the quarters and nine months ended May 31, 2004 and 2003 as a result of the collectibility test.

The contractual allowance stated as a percentage of gross receivables at the balance sheet dates of May 31, 2004 and August 31, 2003 is 81% and 74%, respectively. This percentage is larger than the contractual allowance percentage used to reduce gross billed charges due to the application of partial cash collections to the outstanding gross receivable balances without any adjustment being made to the contractual allowance. The contractual allowance amounts netted against gross receivables are not adjusted until such time as the final collections on the receivables is recognized.

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

Allowance for Uncollectible Accounts

The Company has estimated uncollectible accounts expense as 1% of gross outpatient revenue. Through August 31, 2003, the Company made no charge offs against allowance for uncollectible accounts, as historically all charge offs have been against the contractual allowance. During the quarter and nine months ended May 31, 2004, the Company charged $ – and $222,518, respectively, against the allowance for uncollectible accounts.

Minority Interests

The equity of minority investors (generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interest was at 2.14% at May 31, 2004 and ranged from 2.14% to 5% during the nine months ended May 31, 2004). During the quarter ended November 30, 2003, the Company purchased minority interest from certain minority interest holders at an amount that was $301,040 less than the net book value of the minority interest liability on the date of purchase. The $301,040 gain less applicable income taxes of $114,170 has been recorded as an extraordinary gain during the quarter ended November 30, 2003. The partnership agreement provided a means for the minority interest holders to be cashed out at the net book value. The amounts paid to the minority interest holders were less than the buy out amount that was called for in the partnership agreements. Legal counsel has advised the Company that the acquisitions were negotiated transactions occurring outside the partnership agreement.

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

Late in fiscal year 2003, a dispute arose between one of the Company’s subsidiaries and Jane Capital, LLC and Sunbelt Medical Corp. related to the purchase of medical equipment for the Company’s Baton Rouge Facility. Because Jane Capital and Sunbelt each demanded identical full payment for the equipment without providing necessary supporting documents, the Company’s subsidiary filed suit in April 2003 in state district court in Harris

County, Texas (165th District) to require Jane Capital, LLC and Sunbelt Medical Corp. to produce the documents, to determine the proper amount owed for the equipment and to whom such amounts were owed and to reimburse the Company for selling the Company certain defective products. The lawsuit was settled in May 2004, the third quarter of 2004.

In September 2003, a lawsuit, case number 598-564, was filed in the Twenty Fourth Judicial District Court for the Parish of Jefferson, State of Louisiana, by Liljeberg Enterprises International, L.L.C. alleging that the plaintiff is owed damages for costs of goods and services rendered for pharmacy operations at the Baton Rouge Facility. The plaintiff has asserted claims for breach of contract, fraud, negligence, fraudulent misrepresentation, negligent misrepresentation, civil conspiracy and gross negligence. On August 6, 2004, the plaintiff filed a Motion for Partial Summary Judgment, which is currently set for hearing on October 15, 2004, claiming damages in the amount of approximately $725,000 plus accounting fees. The Company believes the motion is premature and that the amount of alleged damages is without merit. The Company intends to oppose the motion and to continue to vigorously defend the lawsuit. However, we cannot predict the ultimate outcome of the lawsuit or whether the lawsuit will have a material adverse effect on the Company’s financial condition.

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

Executive Summary

Third Quarter of Fiscal 2004

During the quarter ended May 31, 2004, we experienced a sharp decline in our results of operations. We had previously begun the process of developing the business of our new hospitals in Baton Rouge and Garland and had planned for substantial increased expenses for personnel, depreciation and other operating expenses, as well as additions to the physician staff. However, the departure earlier in the year of several key physicians from our Pasadena facility caused a sharp drop in operating activity at that hospital. Since the reduction in operating expenses only partially offset the decline in revenue at Pasadena, Garland was still in the early stage when operating expenses were higher than revenue, our operating margin decreased. In addition, ongoing regulatory investigations and legal proceedings as well as negative publicity about the Company made it more difficult for us to recruit physicians in Pasadena and elsewhere and substantially increased our legal and auditing expenses.

Net Patient Service Revenues Down 49%

During the quarter ended May 31, 2004, net patient service revenues declined $12.7 million, or 49%, compared to the prior year period, to $12.9 million, as net patient service revenue from our Baton Rouge and Garland Facilities increased by $0.9 million and $1.2 million, respectively, partially offsetting a 67% decline of $14.2 million in net patient service revenue at the Pasadena Facility. During the nine months ended May 31, 2004, physicians who accounted for more than 52% of our gross revenues for 2003 were no longer performing surgeries at the Pasadena Facility.

Net Income Down 120%

Net income declined $7.7 million or 120%, resulting in a net loss of $1.3 million from a net income of $6.4 million in the comparable quarter of fiscal 2003, primarily because of the following:

•	Net patient service revenue declined by $12.7 million compared to the prior year quarter.

•	During the three months ended May 31, 2004 we continued to incur operating expenses for the early stage Baton Rouge Facility and the newly acquired Garland hospital with only modest start-up revenues at Garland.

•	Offsetting these increased expenses, medical services and supplies expense declined by $1.7 million due to reduced activity in Pasadena.

Nine Months Ended May 31, 2004

The 26% decline in net patient service revenue from $64.7 million to $47.9 million and the 93% decline in net income from $15.7 million to $1.1 million in the nine months ended May 31, 2004 was mainly caused by the factors listed in the preceding paragraph, as well as a $1.1 million noncash pretax compensation expense incurred in the first two quarters of fiscal 2004 relating to options previously granted to a former employee.

For the first nine months of fiscal 2004, net patient service revenue declines of $29.6 million (51%), at the Pasadena facility was only partly offset by the increases of $11.3 million and $2.1 million, respectively, at the Baton Rouge and Garland Facilities.

Total costs and expenses increased $7.5 million, mainly because the expense of operating the new Baton Rouge and Garland Facilities.

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

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended May 31, 2004. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended August 31, 2003.

Results of Operations

	Three months ended May 31,				Nine months ended May 31,
	2004		2003		2004		2003
Net patient service revenue	$12,954,816	100%	$25,606,146	100%	$47,921,321	100%	$64,667,579	100%

Costs and expenses:
Compensation and benefits	4,667,040	36	4,679,298	18	15,239,293	31	10,622,069	16
Medical services and supplies	2,511,102	19	4,169,571	16	7,627,623	17	11,520,909	18
Other operating expenses	6,618,891	51	4,880,508	19	19,632,247	41	14,098,431	22
Provision for uncollectible accounts	75,068	1	156,217	1	316,563	1	382,441	1
Depreciation and amortization	1,003,831	8	601,281	2	2,840,511	6	1,510,251	2

Total costs and expenses	14,875,932	115	14,486,875	57	45,656,237	95	38,134,101	59

Income (loss) from operations	(1,921,116)	(15)	11,119,271	43	2,265,084	5	26,533,478	41

Income (loss) before income tax, minority interests, extraordinary gain and cumulative effect of a change in accounting principle	(1,876,002)	(14)	11,362,752	44	2,719,442	6	27,033,697	42
Provision for income taxes	(600,944)	(5)	4,163,956	16	1,601,677	3	9,710,958	15
Minority interest in earnings	43	—	801,962	3	234,217	—	2,630,064	4

Income (loss) before extraordinary gain and cumulative effect of a change in accounting principle	(1,275,101)	(10)	6,396,834	25	883,548	2	14,692,675	23

Net income (loss)	$(1,275,101)	(10)%	$6,396,834	25%	$1,070,418	2%	$15,681,392	24%

Operational statistics (Number of medical procedures):
Inpatient:
Bariatrics	147		198		473		462
Orthopedics	230		185		523		431
Other	80		41		151		85

Total inpatient procedures	457		424		1,147		978

	Three months ended May 31,		Nine months ended May 31,
	2004	2003	2004	2003
Outpatient:
Orthopedics	155	187	554	544
Other	903	665	2,107	1,818

Total outpatient procedures	1,058	852	2,661	2,362

Total procedures	1,515	1,276	3,808	3,340

Three Months Ended May 31, 2004 Compared to the Three Months Ended May 31, 2003

Net patient service revenue decreased by $12,651,330 or 49% from $25,606,146 to $12,954,816 and total surgical cases increased by 19% from 1,276 cases to 1,515 cases, for the quarters ended May 31, 2003, and 2004, respectively. There were significant increases and decreases within the net patient revenue and surgical cases mix during the quarter ended May 31, 2004. Net patient revenue of the Pasadena Facility decreased by $14,193,214 or 67% from $21,327,435 to $7,134,222 due to a decrease of 93 inpatient orthopedic case or 53% from 177 cases to 84 cases, a reduction of 70 inpatient bariatric cases or 54% from 130 cases to 60 cases and a reduction of 172 outpatient cases or 36% from 479 cases to 307 cases. During the nine months ended May 31, 2004, several physicians departed from the Pasadena Facility or substantially reduced their surgeries for various reasons. For additional information, please see “Item 1. Business—Recent Developments—Loss of Key Physicians” in our annual report on Form 10-K for the fiscal year ending August 31, 2003. These decreases were partially offset by an increase in net patient revenue at the Baton Rouge Facility, which had begun operations in January 2003, by $923,617 or 28% from $3,350,483 to $4,274,100 due to an increase of 19 inpatient surgical cases or 23% from 81 cases to 100 cases and a decrease of 24 outpatient cases or 24% from 100 cases to 76 cases. In addition, the Garland Facility, which became operational in November 2003, generated $1,232,858 of net patient revenue during the quarter ended May 31, 2004 from 198 inpatient surgical cases and 404 outpatient surgical cases.

Total costs and expenses increased by $389,057 or 3% from $14,486,875 to $14,875,932 primarily due to the Baton Rouge Facility, which had begun operations in January 2003 and the start up expenses at the Garland Facility. The significant increase in expenses categories are explained below:

Medical services and supplies expense decreased by $1,658,469 or 40% primarily due to a reduction of $1,864,062 at the Pasadena Facility primarily due to fewer surgical cases (primarily from a reduction in inpatient procedures from 343 to 159), and a reduction of $371,511 at the Baton Rouge facility due to fewer surgical cases. These decreases were partially offset by an increase of $992,853 in medical services and supplies at the Garland Facility.

Other operating expenses increased $1,738,383 or 36% from $4,880,508 to $6,618,891 primarily due to the Garland Facility starting full operations in the current period, and due to a marketing service arrangement.

Depreciation and amortization expense increased $402,550 or 67% primarily due to the addition of Baton Rouge and Garland Facilities.

Minority interest in earnings decreased $801,919 or 100% as compared to the quarter ended May 31, 2003, primarily due to a decrease in minority interest in the Pasadena Facility from 10%. The reduction from 5% to 0% during the quarter ended May 31, 2004 occurred when the Company purchased the minority interest as follows:

Date of Purchase	% purchased
June 2003	1 1/2%
September 2003	3 1/2%
December 2003	5%

Nine Months Ended May 31, 2004 Compared to the Nine Months Ended May 31, 2003

Net patient service revenue decreased by $16,746,258 or 26% from $64,667,579 to $47,921,321 and total surgical cases increased by 14% from 3,340 cases to 3,808 cases, for the nine months ended May 31, 2004 as compared to the nine months ended May 31, 2003. There were significant increases and decreases within the net revenue and surgical case mix during the nine months ended May 31, 2004. Net patient revenue at the Pasadena Facility decreased by $29,639,863 or 51% from $58,110,635 to $ $28,470,772 due to a decrease of 160 inpatient orthopedic cases or 38% from 422 cases to 262 cases, a decrease of 172 inpatient bariatric cases or 45% from 384 cases to 212 cases, and a decrease of 368 outpatient cases or 26% from 1,411 cases to 1,043 cases. During the nine months ended May 31, 2004, several physicians departed from the Pasadena Facility or substantially reduced their surgeries for various reasons. For additional information, please read “Item 1. Business – Recent Developments – Loss of Key Physicians” in our annual report on Form 10-K for the fiscal year ended August 31, 2003. These decreases were partially offset by an increase in net patient revenue at the Baton Rouge Facility, which began operations in January 2003, by $11,279,254 from $3,934,556 to $15,213,810 due to an increase of 204 inpatient surgical cases from 92 cases to 296 cases and an increase of 81 outpatient cases from 175 cases to 256 cases. In addition, the Garland Facility, which became operational in November 2003, generated $2,133,361 of net patient revenue during the nine months ended May 31, 2004 from 330 inpatient surgical cases and 553 outpatient surgical cases.

Total costs and expenses for the nine months ended May 31, 2004 increased $7,522,136 or 20% primarily due to the Baton Rouge and Garland Facilities, which began operations in January 2003 and November 2003, respectively. The significant increases in expense categories are explained below:

Compensation and benefits expense increase of $4,617,224 or 43% includes a $1,085,000 noncash pretax compensation expense related to a former employee’s incentive stock option previously granted. Increased wages and benefits were incurred by Baton Rouge and Garland Facilities in the nine months ended May 31, 2004 were $2,079,868 and $2,137,509, respectively.

Medical services and supplies expense decreased $3,893,286 or 34% primarily due to a reduction of $7,315,678 at the Pasadena Facility, which included using fewer medical services and supplies of $6,465,236 due to fewer surgical cases (primarily due to a reduction in total cases from 1,959 to 1,564) and savings of $850,442 by operating our own internal laboratory and radiology departments rather than using outside laboratory and radiology services. This decrease was partially offset by an increase of $1,131,540 and $1,608,976 in medical services and supplies at the Baton Rouge and Garland Facilities, respectively.

Other operating expense increased $5,533,816 or 39% primarily due to an increase of $2,472,844 incurred by the Baton Rouge Facility and an increase of $2,456,813 incurred by the Garland Facility. The balance of the increase was primarily due to an increase in corporate expenses due to accounting and legal fees, and a marketing service arrangement.

Depreciation and amortization expense increased $1,330,260 or 88% primarily due to the addition of the Baton Rouge and Garland Facilities.

Minority interest in earnings decreased $2,395,847 or 91% primarily due to the decrease in minority interest in the Pasadena Facility from 10% during the nine months ended May 31, 2003, while minority interest was reduced from 8 1/2% to 0% during the nine months ended May 31, 2004. (See disclosure above for minority interest purchase dates).

Liquidity and Capital Resources

The Company maintained sufficient liquidity in the nine months ended May 31, 2004 to meet its business needs. As of May 31, 2004, its principal source of liquidity included $3,228,989 in cash and cash equivalents. These instruments were short-term, highly liquid instruments and, accordingly, their fair value approximated cost.

Cash flow from operating activities

Total cash flow from operating activities was $9,248,074 during the nine months ended May 31, 2004 due to a net reduction of accounts receivable through collections of $6,351,807 and pre-tax noncash stock compensation expenses of $908,758 that did not require cash payment. As of May 31, 2004, the Company had $2,000,000 as restricted cash invested in a certificate of deposit, pursuant to the Jane Capital and Sunbelt Medical lawsuit in which it was required by the court to post an irrevocable letter of credit to support the issuance of a temporary injunction. This case was settled in May 2004 and the letter of credit was released .

Cash flow from investing activities

Total cash used in investing activities was $6,835,988 during the nine months ended May 31, 2004 primarily due to the purchase of equipment for the Garland Facility.

Cash flow from financing activities

Total cash flow used in financing activities was $1,066,930 during the nine months ended May 31, 2004. During this period, the Company had repaid its line of credit in full. Subsequently, the Company borrowed the maximum amounts available under the line of credit of approximately $6 million for its general operating needs. During the nine months ended May 31, 2004, the Company received and returned a deposit for a proposed sale of accounts receivable of $3,360,000 and made distributions to and purchases of minority interest holders of $1,979,000.

The Company had working capital of $16,318,696 as of May 31, 2004, and maintained a liquid position by a current ratio of approximately 2.1 to 1. The Company’s management believes that available cash and funds generated from operations will be sufficient for the Company to finance working capital requirements for the remainder of the current fiscal year.

The Company has a reducing revolving line of credit with an unrelated financial institution. The line is reduced monthly by an amount equal to 1/180th of the original loan amount. The amount available and drawn under the line of credit at May 31, 2004 was approximately $6,000,000. The interest rate on the line of credit is based on the “dealer commercial paper” rate plus 2.3%.

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

Subsequent Events/Recent Developments

Delisting of Common Stock from Nasdaq National Market

In December 2003, the Nasdaq staff notified us of its determination to delist our common stock for failure to comply with the continued listing requirements set forth in NASD Marketplace Rule 4310(c)(14) due to our failure to file an annual report on Form 10-K for the fiscal year ended August 31, 2003. On April 16, 2004, the Company’s common stock was delisted from the Nasdaq National Market. Please read “Item 1. Business-Recent Developments- Delisting of Common Stock from Nasdaq National Market” in our annual report on Form 10-K for the fiscal year ended August 31, 2003 filed on July 30, 2004. Once we have become current in our SEC filings, we will explore the listing alternatives available to us. However, we cannot assure you that an active trading market will exist for our common stock.

Ownership of Facilities

For a detailed description of recent changes in the Company’s ownership of these facilities, please read “Item 1. Business—Pasadena Facility,” “-Baton Rouge Facility,” and “-Garland Facility” in our Annual Report on Form 10-K for the fiscal year ended August 21, 2003.

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

The Company had approximately $6 million drawn under its line of credit during the quarter ended May 31, 2004. The total interest expense incurred by the Company during this quarter was $85,284.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2004, the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, including consideration of the matters described in subsection (b) below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2004.

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

The Company has taken the following initial steps to address the issues identified as material weaknesses and to enhance the effectiveness of its internal controls:

•	Appointment of James G. Gerace, a certified public accountant, to the Board of Directors, to serve as the chair of the Audit Committee, with the Board having made the determination that Mr. Gerace meets the standards of an “audit committee financial expert” as set forth in the rules promulgated by the Securities and Exchange Commission;

•	Appointed a general counsel and recently appointed a deputy general counsel who communicate directly with the Audit Committee and with the Board of Directors;

•	Recently appointed a Regulatory Compliance Officer for operations;

•	Recently established an internal audit department and engaged an interim internal auditor and compliance officer;

•	Appointed a permanent head internal auditor to begin September 2004 who will report directly to the Audit Committee; and

•	Recently, formed a Disclosure Committee to include the Chief Executive Officer, the Chief Financial Officer and certain other officers and senior management.

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

In light of the issues identified as material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2004, there were material weaknesses and deficiencies in our internal controls. Despite those material weaknesses and deficiencies in our internal controls as of such date, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) believe that there are no material inaccuracies, or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made. To overcome the material weaknesses, the Company’s CEO and CFO directed the Company’s internal accounting staff to provide additional substantive accounting information and data to our outside auditors, in conjunction with their review of the consolidated financial statements for the three months and nine months ended May 31, 2004.

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

None

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

Item 4. Submission of Matter to a Vote of Security Holders

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

	EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
*	Exhibit 3.1	Certificate of Incorporation, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 000-21574.

*	Exhibit 3.2	Bylaws, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 000-21574.

	EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
**	Exhibit 15.1	Letter Regarding Unaudited Interim Financial Information.

**	Exhibit 23.1	Auditor Consent.

**	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated by reference.
**	Filed herewith.
***	Furnished herewith.

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K, except as otherwise noted on Form 8-K/A, during the period covered by this report:

•	On March 30, 2004, pursuant to Items 9 and 12 of the report containing a copy of the Company’s press release dated March 26, 2004 titled “Dynacq Healthcare Addresses First Quarter Estimates, Delay in Filing of Financial Reports.”

•	On April 6, 2004 Form 8-K/A, pursuant to Items 4, 5 and 12 of the report containing a copy of the Company press release dated April 6, 2004 titled “Dynacq Healthcare Announces Restatement of 2001 and 2002 Financial Statements.”

•	On April 15, 2004, pursuant to Item 5 of the report containing a copy of the Company’s press release dated April 15, 2004 titled “Dynacq Healthcare Receives Decision of Nasdaq Listing Qualifications Panel that Shares Will be Delisted.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNACQ HEALTHCARE, INC.

Date: August 30, 2004	By:	/s/ Chiu M. Chan
Chiu M. Chan
Chief Executive Officer
(duly authorized officer)

Date: August 30, 2004	By:	/s/ Philip S. Chan
Philip S. Chan
Chief Financial Officer
(principal financial and accounting officer)

INDEX OF EXHIBITS

	EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
*	Exhibit 3.1	Certificate of Incorporation, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 000-21574.

*	Exhibit 3.2	Bylaws, incorporated by reference to theDefinitive Information Statement filed October 21, 2003, SEC File No. 000-21574.

**	Exhibit 15.1	Letter Regarding Unaudited Interim Financial Information.

**	Exhibit 23.1	Auditor Consent.

**	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated by reference.
**	Filed herewith.
***	Furnished herewith.