Form 10-K
period 2004-08-31
DYNACQ HEALTHCARE INC
filed 2004-11-12
CIK 890908

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-21574

DYNACQ HEALTHCARE, INC.

(Formerly Dynacq International, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	76-0375477
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10304 Interstate 10 East, Suite 369, Houston, Texas	77029
(Address of Principal Executive Offices)	(Zip Code)

TELEPHONE NUMBER: (713) 378-2000

INTERNET WEBSITE: WWW.DYNACQ.COM

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 27, 2004 was $33,748,333. As of October 27, 2004, the registrant had 14,851,568 shares of common stock outstanding, all of one class.

Documents Incorporated by Reference:

Related Section	Documents
Part III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before December 29, 2004

i

PART I

This annual report on Form 10-K contains forward-looking statements regarding future events and our future financial performance. Words such as “expects,” “intends,” “forecasts,” “projects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act. All forward-looking statements are based on our current beliefs as well as assumptions made by and information currently available to us. These statements reflect our current views with respect to future events. Important factors that could cause actual results to materially differ from our current expectations include the risks and uncertainties described in “Risk Factors” below. Please read the following discussion of the results of our business and our operations and financial condition and the risk factors in conjunction with our consolidated financial statements, including the notes, included in this annual report on Form 10-K.

Item 1.	Business

General

Dynacq Healthcare, Inc., a Delaware corporation, is a holding company that through its subsidiaries develops and manages general acute care hospitals that provide specialized general surgeries. The Company’s business strategy is to develop and operate general acute care hospitals designed to handle specialized general surgeries such as bariatric, orthopedic and neuro-spine surgeries, such surgeries being relatively complex. Certain of the Company’s hospitals also provide facilities for fertility, sleep laboratory and pain management services. The Company’s hospitals include operating rooms, pre- and post-operative space, intensive care units, nursing units, and modern diagnostic facilities. These hospitals are the Vista Medical Center Hospital in Pasadena, Texas, near Houston (the “Pasadena Facility”); Vista Hospital of Dallas (the “Garland Facility”); Vista Surgical Hospital of Baton Rouge (the “Baton Rouge Facility”); and, Vista Surgical Center West (the “West Houston Facility”).

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

The Company was incorporated in Nevada in June 1989. In November 2003, the Company reincorporated in Delaware and changed its name from Dynacq International, Inc. to Dynacq Healthcare, Inc. The terms “Company,” “Dynacq,” “our” or “we” as used herein refer to Dynacq Healthcare, Inc. and its affiliates unless otherwise stated or indicated by context. The term “affiliates” means direct and indirect subsidiaries of Dynacq Healthcare, Inc. and partnerships and joint ventures in which subsidiaries are general or limited partners or members.

The Company, through its affiliates, owns or leases 100% of the real estate for and owns or leases 100% of the equipment in its facilities. The Company maintains a majority ownership and controlling interest in all of its operating entities. As of August 31, 2004, the Company owned the following percentages of its operating entities:

Pasadena Facility(1)	94.5%
Baton Rouge Facility(2)	90.0%
Garland Facility(3)	94.0%
West Houston Facility	100.0%

(1)	The limited partnership was restructured in June 2004 and since then the Company has owned 94.5% of this operating entity. The remaining interests are primarily owned by physicians and by other healthcare professionals.

(2)	The limited liability company was restructured in June 2004 and since then the Company has owned 90% of this operating entity. The remaining interests are primarily owned by physicians and by other healthcare professionals. Please read “Recent Developments– Bankruptcy Filing by Subsidiary” and “Legal Proceedings” for a discussion regarding the bankruptcy filing by the operating entity.

(3)	The remaining interests are primarily owned by physicians and by other healthcare professionals.

Recent Developments

Restructuring of Credit Facility

On November 4, 2004, the Company completed the restructuring of its Reducing Revolver Loan and Security Agreement and related guarantee agreements. In connection with this restructuring, the Company and the lender, Merrill Lynch Business Financial Services Inc., amended the agreement to set the maturity date of the obligations under the agreement at February 28, 2005. As a result of the restructuring, Dynacq is no longer in default under the agreement.

As of the close of business on November 4, 2004, approximately $5.8 million, which includes accrued interest, remains outstanding. The Company intends to refinance or repay such amounts prior to the maturity date. If Dynacq is unable to repay all outstanding balances by the maturity date, the lender may assess a late charge in the amount of 5% of the then outstanding obligations, immediately initiate legal proceedings, and proceed against Dynacq’s assets to satisfy its obligations under the agreement. Dynacq’s obligations under the agreement are secured by substantially all of its assets.

Bankruptcy Filing by Subsidiary

On October 8, 2004, Vista Hospital of Baton Rouge, LLC (“VHBR”), an indirect majority-owned subsidiary of the Company that operates the Baton Rouge Facility, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. VHBR continues to operate its business and manage its property as a “debtor in possession” under the jurisdiction of the bankruptcy court.

VHBR filed for bankruptcy protection because, among other reasons, VHBR is unable to pay the alleged damages sought by, and the costs of defending against, a lawsuit, Liljeberg Enterprises International, L.L.C. v. Vista Hospital of Baton Rouge, LLC, d/b/a Vista Surgical Hospital, filed by Liljeberg Enterprises International, L.L.C. in September 2003 against both the Company and VHBR in the Twenty Fourth Judicial District Court for the Parish of Jefferson, State of Louisiana (case number 598-564). Please see “Legal Proceedings” for more information.

Restatement of Financial Statements for the Fiscal Years 1999-2002

We restated and obtained a re-audit of our financial statements for the fiscal year ended August 31, 2002, restated our 2001 financial statements, and restated the selected financial information for fiscal years 1999 and 2000. The re-audit and restatements of the financial statements produced adjustments to previously reported amounts. These adjustments are described in Note 2 to the consolidated financial statements included in our annual report on Form 10-K for the year ended August 31, 2003, filed with the Securities and Exchange Commission (“SEC”) on July 30, 2004.

None of the restatements reduced previously reported net revenue, cash flows from operating activities or stockholders’ equity. Due to the restatements and re-audit, investors should not rely on the Company’s previously issued financial statements for the fiscal years ended August 31, 1999, 2000, 2001 and 2002.

Industry Background

The development of proprietary general acute care hospital networks occurred during the 1970’s. During the past 20 years, freestanding outpatient surgery centers were developed to compete with these general hospitals for outpatient procedures. Freestanding outpatient surgery centers have allowed surgeons to perform outpatient procedures in specialized facilities designed to improve efficiency and enhance patient care. The Company believes that its operational model allows surgeons to perform inpatient procedures at facilities that provide similar efficiencies as those provided at freestanding outpatient surgery centers. The Company believes that the development and acquisition of general acute care hospitals focusing on an evolving combination of surgical specialties, such as orthopedics and bariatrics, will continue to aid in the delivery of quality medical care while resulting in profitable operations.

General acute care hospitals specializing in specific complex surgical procedures are designed with the goal of improving both physician and facility efficiency. The surgeries performed are primarily non-emergency procedures that are electively scheduled and, therefore, allow for efficiency available through block time/scheduling. Given the opportunity to utilize multiple operating rooms for pre-determined periods of time, the surgeons are able to schedule their time more efficiently and, therefore, increase the number of surgeries they can perform within a given amount of time. The facility receives the benefit of consistent staffing patterns and greater facility utilization. In addition, the Company believes that, due to the relatively small size of its facilities, many surgeons choose to perform surgeries in the Company’s facilities because their patients prefer the comfort of a more personal atmosphere and the convenience of simplified admission and discharge procedures.

Pasadena Facility

At August 31, 2004, the Company owned, through its subsidiaries, a 94.5% partnership interest in the Pasadena Facility operating entity, and the remaining interest is primarily owned by physicians and by other healthcare professionals. During fiscal 2003, the Pasadena Facility was allowed to modify its hospital license and lease the space previously occupied by the adjacent Ambulatory Surgery Center. The Pasadena Facility’s primary areas of practice include orthopedic and general surgery, such as spine and bariatric surgeries, and represented approximately 54% of the Company’s fiscal 2004 net patient service revenues, approximately 84% of our fiscal 2003 net patient service revenues and approximately 92% of our fiscal 2002 net patient revenues. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment and, in turn, leases the land, hospital facility and equipment to the operating hospital entity.

Baton Rouge Facility

At August 31, 2004, the Company owned, through its subsidiaries, a 90.0% membership interest in the Baton Rouge Facility operating entity, VHBR, and the remaining interest is primarily owned by physicians and by other healthcare professionals. The Baton Rouge Facility’s primary areas of practice include bariatric surgery, orthopedic surgery, general surgery, pain management and cosmetic surgery, and, for its first full year of operations, represents approximately 33% of the Company’s fiscal 2004 net patient service revenues. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment and, in turn, leases the land, hospital facility and equipment to the operating hospital entity.

On October 8, 2004, VHBR, an indirect majority-owned subsidiary of Dynacq that operates the Baton Rouge Facility, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. See “Recent Events-Bankruptcy Filing by Subsidiary” and “Legal Proceedings” for more information.

Garland Facility

The Garland Facility began performing surgical procedures in November 2003. The Company had acquired this facility in August 2003 and completed extensive renovations prior to commencing operations. The Garland Facility has six surgical suites, is licensed for 79 beds, and has a medical office building adjacent to the hospital facility on approximately 22.7 acres of land in the Dallas-Fort Worth metroplex area. The principal types of surgery to be performed at this facility are expected to be orthopedic surgery, bariatric surgery, general surgery and pain management. As of August 31, 2004, the Company owned 94% of this operating entity, and the remaining interests are primarily owned by physicians and by other healthcare professionals. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment and in turn leases the land, hospital facility and equipment to the operating hospital entity. This facility incurred initial operations expenses with little revenue during the first quarter of fiscal 2004, and operations developed slowly during the remainder of fiscal 2004. The Garland Facility represented approximately 8% of the Company’s net patient revenues for fiscal 2004.

West Houston Facility

Vista Surgical Center West (the “West Houston Facility”) was established in March 2001, is located in west Houston, and is a satellite ambulatory surgical center to the Pasadena Facility. The West Houston Facility houses two operating rooms. This facility’s primary areas of practice include orthopedic surgery, general surgery and pain management. The facility also houses Vista Fertility Institute that provides invitro fertilization services to couples who have been unable to conceive through other means. For fiscal year 2004, the West Houston Facility represented approximately 4% of the Company’s net patient service revenues.

Business Growth Strategy

The Company has focused on developing and expanding its surgical services hospitals. The Company’s current business strategy involves:

•	Creating and maintaining relationships with quality surgeons;

•	Attracting and retaining key management, marketing, and operating personnel at the corporate level;

•	Further developing and refining its hospital prototype to, among other things, enhance the facility design of its hospitals to provide efficient, effective, and quality patient care;

•	Adding new capabilities to its existing hospital campuses; and

•	Actively seeking and pursuing new opportunities in additional geographic markets.

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

Addition of New Capabilities to Existing Hospitals

Our overall strategy is to develop and operate hospitals designed to handle complex surgeries. Currently, some of our more complex surgeries include spine and bariatric surgeries for which we have added more operating rooms and surgical equipment. The Company continues to explore the possibility of adding other types of surgical procedures that would fit into our business model.

New Opportunities and Market Expansion

An integral part of our future plans is the acquisition and development of additional hospitals. As opportunities are identified, we actively seek to acquire and develop additional hospitals using one of three methods: 1) new construction, which generally requires two years to complete; 2) acquisition of assets and renovation, which generally requires four to six months to complete; 3) long-term leases, which is generally less capital-intensive and requires the least amount of time to commence business operations. Criteria examined when exploring new markets include:

•	the potential to attract strong physician partners in the market area;

•	the revenue potential associated with those partnerships;

•	current or expected competition in the marketplace;

•	size of the market;

•	predominate payor groups in the market area; and

•	licensing and regulatory requirements of the market area.

International Development Opportunities

Our Board of Directors approved negotiations for the potential long-term lease of land and procurement of a hospital license for a hospital to be constructed in Shanghai, China. The proposed hospital would be owned by a joint venture company controlled by Dynacq, with several local joint venture partners. In order to proceed with this project, the Company will be required to deposit approximately $4.5 million in China to be used for the land acquisition and the construction of the hospital. While certain approvals from the Beijing and Shanghai governments have been obtained, other required approvals have not. No assurance can be given that the required approvals will be obtained or that the proposed joint venture hospital project can be achieved at all, or if so, on terms deemed favorable to us.

Marketing

Our marketing efforts are directed primarily at physicians and other healthcare professionals, who are principally responsible for referring patients to our facilities. We market our facilities to physicians by emphasizing the high level of patient satisfaction with our hospitals, the quality and responsiveness of our services, and the practice efficiencies provided by our facilities. We believe that providing quality facilities creates a positive environment for patients and physicians. The Company, through its subsidiaries, also has agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Pasadena and Baton Rouge Facilities. These facilities receive bariatric and orthopedic referrals from other sources, and such organizations also refer clients to other area hospitals.

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

Government Regulation

Overview

All participants in the healthcare industry are required to comply with extensive government regulation at the federal, state and local levels. Under these laws and regulations, hospitals must meet requirements for licensure and qualify to participate in government programs, including Medicare and Medicaid. These requirements relate to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, hospital use, rate-setting, compliance with building codes and environmental protection laws. There are also extensive regulations governing a hospital’s participation in government programs. These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Some of the laws applicable to us are subject to limited or evolving interpretations; therefore, a review of our operations by a court or law enforcement or regulatory authority may result in a determination that could have a material adverse effect on us. Furthermore, the laws applicable to us may be amended or interpreted in a manner that could have a material adverse effect on us.

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

The Texas Administrative Code provides the specific methodology and procedure for the payment and denial of medical bills by third party payers for medical services to injured workers in Texas. Specifically, inpatient and outpatient surgical services are either reimbursed pursuant to or at a “fair and reasonable” rate for services not currently included or referenced in a fee guideline. Should our facility disagree with the amount of reimbursement provided by a third-party payer, we are required to pursue the Medical Dispute Resolution (“MDR”) process to request proper reimbursement for services pursuant to the Texas Labor Code and the Texas Administrative Code. Although this entire process is lengthy, we request optimal reimbursement for services rendered based upon the utilization of this administrative process. Our Company effectively pursues all avenues of reimbursement allowed under the law as mandated by the legislature and state administrative agencies.

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

Licensure, Certification and Accreditation

Our healthcare facilities are subject to state and local licensing regulations ranging from the adequacy of medical care to compliance with building codes and environmental protection laws. The failure to comply with these regulations could result in the suspension or revocation of a healthcare facility’s license. To assure continued compliance with these regulations, our facilities are subject to periodic inspection by governmental and other authorities. Moreover, in order to participate in the Medicare and Medicaid programs, each of our hospitals must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, equipment, personnel and standards of medical care, as well as comply with all applicable state and local laws and regulations. If a hospital fails to substantially comply with the numerous conditions of participation in the Medicare and Medicaid programs or performs certain prohibited acts, the hospital’s participation in the federal or state healthcare programs may be terminated, civil or criminal penalties may be imposed under certain provisions of the Social Security Act, or both.

We believe that our hospitals are in substantial compliance with current applicable federal, state and local regulations and standards. However, the requirements for licensure and certification are subject to change. Consequently, in order for our hospitals to remain licensed and certified, it may be necessary from time-to-time for us to make material changes in our facilities, equipment, personnel and/or services.

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

Corporate Practice of Medicine and Fee-splitting

Some states, such as Texas, have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians. Some states also have adopted laws that prohibit direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of license, civil and criminal penalties, and rescission of the business arrangements. These laws vary from state to state, are often vague and in most states have seldom been interpreted by the courts or regulatory agencies. We have attempted to structure our arrangements with healthcare providers to avoid the exercise of any responsibility on behalf of the physicians utilizing our hospitals that could be construed as affecting the practice of medicine and to comply with all such applicable state laws. However, we cannot assure you that governmental officials charged with responsibility for enforcing these laws will not assert that we, or the transactions in which we are involved, are in violation of these laws. These laws may also be interpreted by the courts in a manner inconsistent with our interpretations.

Federal Anti-kickback Statute

Among the provisions of the Social Security Act is a section known as the Anti-kickback Statute. The Medicare and Medicaid Anti-Fraud and Abuse Amendments to the Social Security Act, or the Anti-kickback Statute, prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Courts have interpreted this statute broadly. A violation of the Anti-kickback Statute constitutes a felony and may be punished by a criminal fine of up to $25,000 for each violation, imprisonment up to five years, or both, civil money penalties of up to $50,000 per violation and damages of up to three times the amount of the illegal kickback and/or exclusion from participation in federal healthcare programs, including Medicare and Medicaid.

The Office of Inspector General at the Department of Health and Human Services (the “OIG”), among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste in federal healthcare programs. The OIG carries out this mission through a nationwide program of audits, investigations and inspections.

In order to provide guidance to healthcare providers, the OIG has from time to time issued “Special Fraud Alerts” that do not have the force of law, but identify features of arrangements or transactions that may indicate that the arrangements or transactions violate the Anti-kickback Statute or other federal healthcare laws. The OIG has identified several incentive arrangements, which, if accompanied by inappropriate intent, constitute suspect practices, including: (a) payment of any incentive by the hospital each time a physician refers a patient to the hospital; (b) the use of free or significantly discounted office space or equipment in facilities usually located close to the hospital; (c) provision of free or significantly discounted billing, nursing or other staff services; (d) free training for a physician’s office staff in areas such as management techniques and laboratory techniques; (e) guarantees which provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder; (f) low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital; (g) payment of the costs of a physician’s travel and expenses for conferences; (h) coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician; (i) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician; (j) purchasing goods or services from physicians at prices in excess of their fair market value; or (k) certain “gainsharing” arrangements, the practice of giving physicians a share of any reduction in a hospital’s costs for patient care attributable in part to the physician’s efforts.

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

We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians own interests in certain of our hospitals and may also own our stock. We also have medical directorship agreements with some physicians. While several federal court decisions have aggressively applied the restrictions of the Anti-kickback Statute, they provide little guidance regarding the application of the statute to our Company. Although we believe that our arrangements with physicians have been structured to comply with the current law and available interpretations, we cannot assure you that regulatory authorities will not determine that these arrangements violate the Anti-kickback Statute or other applicable laws. Also, the states in which we operate have adopted anti-kickback laws, some of which apply more broadly to all payers, not just to federal healthcare programs. Many of these state laws do not have safe harbor regulations comparable to the federal Anti-kickback Statute and have only rarely been interpreted by the courts or other government agencies. If our arrangements were found to violate any of these anti-kickback laws we could be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid, or other governmental healthcare programs such as workers’ compensation programs. Exclusion from these programs could result in significant reductions in revenue and could have a material adverse effect on our business.

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

We believe we have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and the regulatory exceptions. In particular, we believe that our physician ownership arrangements meet the Stark whole hospital exception. On March 19, 2004, the CMS announced its implementation of a moratorium on physician investment in and referrals to certain specialty hospitals enacted by Congress as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Congress and CMS define specialty hospitals as primarily or exclusively engaged in the care and treatment of one of the following categories: (i) patients with a cardiac condition; (ii) patients with an orthopedic condition; or (iii) patients receiving a surgical procedure. The moratorium became effective on December 8, 2003 and expires on June 8, 2005. Congress specifically excluded from the moratorium, hospitals that were in operation before or under development as of November 18, 2003. In determining whether a specialty hospital was “under development” as of November 18, 2003, the CMS considers whether all of the following occurred prior to November 18, 2003: (i) architectural plans were completed; (ii) funding was received; (iii) zoning requirements were met; and (iv) necessary approvals from appropriate state agencies were received. In cases where all of these steps were not completed prior to November 18, 2003, the CMS will make a case-by-case determination as to whether the specialty hospital was “under development” and will consider any other evidence that would indicate the under development status. To request a case-specific determination regarding whether a specialty hospital was under development as of November 18, 2003, an interested party can request a written opinion from the CMS. During the 18-month moratorium, the Medicare Payment Advisory Commission, in consultation with the Comptroller General of the United States, will conduct a study to determine, in addition to other things, the financial impact of physician-owned specialty hospitals on local full-service community hospitals. We cannot predict the results of this study or the action that Congress may take in response to the study.

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

Other Fraud and Abuse Provisions

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

On August 17, 2000, the Department of Health and Human Services finalized the transaction standards. The Administrative Simplification and Compliance Act extended the date by which we must comply with the transaction standards to October 16, 2003, provided we submit a compliance plan to the Secretary of Health and Human Services by October 16, 2002. We submitted a compliance plan by October 16, 2002. The transaction standards require us to use standard code sets established by the rule when transmitting health information in connection with some transactions, including health claims and health payment and remittance invoices. We believe we are in substantial compliance with the standards.

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

Emergency Medical Treatment and Labor Act

All of our hospitals are subject to the Emergency Medical Treatment and Labor Act (“EMTALA”). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s dedicated emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can stabilize the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital.

Although we believe that we are currently in substantial compliance with the requirements of EMTALA, we cannot predict any modifications that the CMS will implement in the future. On May 13, 2004, the CMS issued revised interpretive guidelines for surveyors investigating EMTALA complaints that became effective on November 10, 2003. These new interpretive guidelines require, in addition to other changes, that hospitals have call coverage that “meets the needs of hospital patients.” We cannot predict whether we will be in compliance with any new requirements or interpretive guidelines.

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

Conversion Legislation

Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit hospitals. These laws, in general, include provisions relating to attorney general approval, advance notification and community involvement. In addition, state attorneys general in states without specific conversion legislation may exercise authority over these transactions based upon existing law. In many states there has been an increased interest in the oversight of not-for-profit conversions. We may effect a conversion of a not-for-profit hospital in the future and accordingly, the adoption of conversion legislation and the increased review of not-for-profit hospital conversions may increase the cost and difficulty or prevent our completion of transactions with not-for-profit organizations in certain states in the future.

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

Insurance

The Company maintains various insurance policies that cover each of its facilities. Specifically, the Company has claims-made malpractice coverage for its West Houston Facility and has occurrence coverage for its Pasadena and Garland Facilities. The Company previously had claims-made malpractice coverage for its Pasadena Facility until August 12, 2002, at which time the Company converted to the occurrence coverage. The Company purchased tail coverage through August 12, 2004 (the applicable statute of limitations expiration date). In Louisiana, the Company is a member of the Louisiana Patient Compensation Fund and purchases insurance through the Louisiana Patient Compensation Fund for medical malpractice. In addition, all physicians granted privileges at the Company’s facilities are required to maintain medical malpractice insurance coverage. The Company also maintains general liability and property insurance coverage for each facility and flood coverage for the Baton Rouge Facility. The Company maintains workers’ compensation coverage for the Baton Rouge Facility, but does not currently maintain worker’s compensation coverage in Texas. In regard to the Employee Health Insurance Plan, the Company is self insured with specific and aggregate re-insurance with stop-loss levels appropriate for the Company’s group size. Coverages are maintained in amounts management deems adequate.

Employees

As of October 16, 2004, the Company employed approximately 328 full-time employees and 73 part-time employees, which represents approximately 356 full time equivalent (“FTE”) employees.

Available Information

We file proxy statements and annual, quarterly and current reports with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any document that we file at the SEC’s public reference room located at 450 Fifth Street N.W., Washington, D.C. 20549. You may also call the SEC at 1-800-SEC-0330 for information on the operation of the public reference room. Our SEC filings are also available to you free of charge at the SEC’s website at http://www.sec.gov. We also maintain a website at http://www.dynacq.com that includes links to our SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports are available on our website without charge as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Information contained on our website is not part of this report.

Risk Factors

The value of an investment in Dynacq Healthcare, Inc. is subject to significant risks that are inherent in our business and the industry in which we operate, and some of which are specific to our Company. If any of the matters described in the risk factors listed below were to occur, our business and financial results could be materially adversely affected.

We may not be able to repay or refinance our reducing revolving line of credit.

We have no additional borrowing capacity under our revolving credit facility and currently have outstanding borrowings of approximately $5.8 million. We may not be able to refinance or to repay all outstanding amounts under the line of credit by the final maturity date of February 28, 2005. Our indebtedness under our line of credit is secured by substantially all of our assets. If we are unable to repay all outstanding balances, the lender could proceed against our assets to satisfy our obligations under the line of credit.

The cash that we generate from our business may not be sufficient to meet our financial obligations and if we are unable to obtain sufficient additional funds on acceptable terms, our business could be adversely affected. If we are unable to meet our obligations, we will be required to adopt one or more alternatives, such as refinancing, selling material assets or operations or seeking to raise additional debt or equity capital. None of these alternatives may be available to us, and as a result, our operations and financial condition may be significantly adversely impacted.

Bankruptcy Filing by Subsidiary.

Vista Hospital of Baton Rouge, an indirect majority-owned subsidiary of Dynacq that operates the Baton Rouge Facility, on October 8, 2004 filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. Vista Hospital of Baton Rouge continues to operate its business and manage its property as a “debtor in possession” under the jurisdiction of the bankruptcy court.

Vista Hospital of Baton Rouge filed for bankruptcy protection because, among other reasons, it is unable to pay the alleged damages sought by, and the costs of defending against, a lawsuit filed in September 2003 in Louisiana state court. Although we believe that the bankruptcy filing automatically stays the lawsuit, we cannot predict the outcome of the Chapter 11 proceeding. See “Recent Developments – Bankruptcy Filing by Subsidiary” and “Legal Proceedings”.

Our independent auditors have advised us that they have identified material weaknesses in our internal controls.

Our independent auditors have advised us that they have identified what they consider to be material weaknesses in our internal controls with respect to:

•	the non-compliance by various departments in submitting information in accordance with procedures to ensure proper and timely recording of accounts payable;

•	family relationships among certain of our officers and employees; and

•	the failure to properly utilize the inventory software to track and report our inventory quantities on a real time basis.

The failure by the Company to properly and timely address the issues identified by the auditors as material weaknesses could adversely impact the accuracy of future reports and filings and the timeliness of such reports and filings made pursuant to the Securities Exchange Act of 1934. In addition, for the audit of our financial statements for the fiscal year ended August 31, 2005, we must comply with Section 404(a) of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by the independent auditors addressing those assessments. While we have implemented and are continuing to implement steps to ensure compliance with Section 404(a) of the Sarbanes-Oxley Act, failure to comply with such requirements could have a material adverse effect on our business.

The restatement of our financial statements for fiscal years 2001 and 2002 and selected financial information for fiscal years 1999 and 2000 exposes us to risks.

We have restated and obtained a re-audit of our financial statements for the fiscal year ended August 31, 2002, restated our 2001 financial statements, and restated the selected financial information for fiscal years 1999 and 2000. The re-audit and restatements of the financial statements produced adjustments to previously reported amounts. These adjustments are described in Note 2 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended August 31, 2003 filed July 30, 2004. Due to the restatements and re-audit, investors should not rely on the Company’s previously issued financial statements for the fiscal years ended August 31, 1999 through 2002.

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

Control by single stockholder.

Our chairman and chief executive officer beneficially owns an aggregate of approximately 57.9% of our issued and outstanding common stock. As majority stockholder, he is able to control all matters requiring stockholder approval, including the election and removal of any directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, he is in a position to control the management of our business and the appointment of executive officers as well as all management personnel. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control, or impeding a merger or consolidation, takeover or other business combination or sale of all or substantially all of our assets. In the event that this stockholder elects to sell significant amounts of shares of common stock in the future, such sales could depress the market price of our common stock, further increasing the volatility of our trading market.

Dependence on Key Personnel.

The Company is dependent upon a limited number of key management, technical and professional personnel. The Company’s future success will depend, in part, upon its ability to attract and retain highly qualified personnel. The Company faces competition for such personnel from other companies and organizations, and there can be no assurance that the Company will be successful in hiring or retaining qualified personnel. The Company does not have written employment agreements with all of its officers providing for specific terms of employment, and officers and other key personnel could leave the Company’s employ with little or no prior notice. The Company’s loss of key personnel, especially if the loss is without advance notice, or the Company’s inability to hire or retain key personnel, could have a material adverse effect on the Company’s business, financial condition or results of operations. The Company does not carry any key man life insurance.

Dependence on Third-Party Payers: If payments are reduced, our revenue will decrease.

We are dependent upon private and governmental third party sources of payment for the services provided to patients in our healthcare facilities. The amount of payment our facility receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including federal and state regulations and the cost containment and utilization decisions of third party payers. We have no control over the number of patients that are referred to our facilities annually. Fixed fee schedules, capitation payment arrangements, exclusion from participation in managed care programs or other factors affecting payments for healthcare services over which we do not have control could also cause a reduction in our revenues.

Our common stock has a limited trading market, which could affect your ability to sell shares of our common stock and the price you may receive for our common stock.

Our common stock is currently quoted on the National Quotation Service Bureau (the “Pink Sheets”) and the OTC Bulletin Board for unsolicited trading. There is only limited trading activity in our securities. We do not know if a market for our common stock will be reestablished or that, if reestablished, a market will be sustained. Therefore, investors should realize that they may be unable to sell our common stock if they purchase it. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

The lack of a public trading market for our common stock could materially adversely affect our ability to raise capital on terms acceptable to us, or at all, which could materially harm our business. In addition, we may no longer qualify for exemptions from state securities registration requirements. Without an exemption, we may need to file time-consuming and costly registration statements for future securities transactions and issuances and be required to amend our stock option plans.

Even if our common stock were relisted on the Nasdaq National Market System or on a stock exchange, we would have a relatively small public float compared to our market capitalization. Accordingly, we cannot predict the extent to which investors’ interest in our common stock will provide an active and liquid trading market. Due to our limited public float, we may be vulnerable to investors taking a “short position” in our common stock, which would likely have a depressing effect on the price of our common stock and add increased volatility to our trading market. Furthermore, we have been, and in the future may be subject to, class action lawsuits that further increase market volatility. The volatility of the market for our common stock could have a materially adverse effect on our business, results of operations and financial condition.

Delayed Reimbursement under Texas Workers’ Compensation Commission Can Adversely Impact Our Collections Experience and Our Liquidity.

With respect to our inpatient surgical services, reimbursement is predicated upon the Acute Care Inpatient Hospital Fee Guideline established by the Texas Workers’ Compensation Commission. Additionally, with respect to inpatient surgical services having total audited charges exceeding $40,000, the Acute Care Inpatient Hospital Fee Guideline requires the carrier to reimburse the provider 75% of total audited charges. Our reimbursement experience indicates that carriers often dispute the bill or provide reimbursement less than the amount the Company believes it is entitled to receive pursuant to the Acute Care Inpatient Hospital Fee Guideline. In such instances, we are relegated to pursuing our claims through the Medical Dispute Resolution (MDR) process. When the Company is required to pursue reimbursement through the MDR process, any such reimbursement therefrom often involves delays and compromises, due to the subjective nature of the administrative process and the lack of established timeframes in which the reimbursement disputes are to be resolved. This results in the aging of our receivables which affect our liquidity and, in some instances, actual recoveries. Any modification to current reimbursement guidelines may reduce the amount of our reimbursement for future services thereby increasing contractual discounts. The fact that our collection process may be longer than other healthcare providers presents inherent risks in ultimate collection.

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

If the Anti-kickback Statute, physician self-referral or other fraud and abuse laws are modified, interpreted differently or if other regulatory restrictions are issued, we could incur significant sanctions and loss of reimbursement and may be required to repurchase physicians’ ownership interests in our hospitals.

The federal Anti-kickback Statute which prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring items or services payable by Medicare, Medicaid or any other federal healthcare program is very broad in scope and many of its provisions have not been uniformly or definitively interpreted. If we are found to be in violation of the Anti-kickback Statute, we may be subject to substantial civil or criminal penalties, and exclusion from participation in the Medicare, Medicaid, and other federal healthcare reimbursement programs, which could have a significantly adverse effect on our financial results.

The federal physician self-referral law, or Stark Law, generally prohibits a physician from making a referral for a designated health service to an entity if the physician or a member of the physician’s immediate family has a financial relationship with the entity. The exception that in the past permitted physicians to invest in our hospitals and make a referral to the hospital include the requirements that the physician be authorized to perform services at the hospital and own an interest in the entire hospital, as opposed to an ownership interest in a department or subdivision of the hospital. This exception is currently suspended during an 18-month moratorium to expire June 8, 2005 on new specialty hospitals while a governmental study is being conducted.

If this exception were to be disallowed we would be required to repurchase the ownership interest of physicians in our hospitals at a significant overall cost, which could have an adverse effect on our financial condition. This and other potential changes to the physician self-referral law could have a material adverse effect on our operations.

If the ownership distributions paid to physicians by our hospitals are found to constitute prohibited payments made to physicians under the Anti-kickback Statute, physician self-referral or other fraud and abuse laws, our business may be adversely affected.

Further, other companies within the healthcare industry continue to be the subject of federal and state investigations that could increase the risk that we may become subject to similar investigations in the future.

If we are unable to acquire and develop additional hospitals on favorable terms, we may be unable to execute our acquisition and development strategy, which could limit our future growth.

Our strategy is to increase our revenues and earnings by continuing to acquire and to develop additional hospitals. Our efforts to execute our acquisition and development strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisition and development transactions. We are currently evaluating potential acquisitions and development projects and expect to continue to evaluate acquisitions and development projects in the foreseeable future. The hospitals we develop typically incur losses during the early stages of operation and, unless and until their caseloads grow, they generally experience lower total revenues and operating margins than established hospitals. We may not be successful in acquiring additional hospitals, developing hospitals or achieving satisfactory operating results at acquired or newly developed hospitals. Further, assets we acquire in the future may not ultimately produce returns that justify our related investment. If we are not able to execute our acquisition and development strategy, our ability to increase revenues and earnings through future growth would be impaired.

We may not be able to successfully integrate newly acquired hospitals.

We have significantly expanded and intend to continue to expand our operations pending availability of capital and attractive acquisition prospects. Our growth has placed, and will continue to place, increased demands on our management, operational and financial information systems and other resources. Current and future expansion of our operations has required and will require substantial financial resources and management attention. To accommodate our past and potential future growth, and to compete effectively, we will need to continue to implement and improve our management, operational and financial information systems and to expand, train, manage and motivate our workforce. Our personnel, systems, procedures or controls may not be adequate to support our operations in the future. Further, focusing our financial resources and management attention on the expansion of our operations may negatively impact our financial results.

Our future results could be harmed by economic, political, regulatory and other risks associated with our potential expansion into foreign operations.

Our Board of Directors approved negotiations for the potential long-term lease of land and procurement of a hospital license for a hospital to be constructed in Shanghai, China. The proposed hospital would be owned by a joint venture company controlled by Dynacq, with several local joint venture partners. In order to proceed with this project, the Company will be required to deposit approximately $4.5 million in China to be used for the land acquisition and the construction of the hospital. While certain approvals from the Beijing and Shanghai governments have been obtained, other required approvals have not. No assurance can be given that the required approvals will be obtained or that the proposed joint venture hospital project can be achieved at all, or if so, on terms deemed favorable to us.

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

There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing patient privacy concerns and standards for the exchange of electronic health information. These provisions are intended to enhance patient privacy and the effectiveness and efficiency of healthcare claims and payment transactions. In particular, the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) may require us to acquire and implement expensive new computer systems and to adopt business procedures designed to protect the privacy of each of our patient’s individual health information. For further explanation of the final regulations regarding electronic data transmission standards and the application of HIPAA proposed security standards, please refer to the Health Information Security and Privacy Practices segment of the Government Regulations section.

These regulations were expected to have a financial impact on the healthcare industry, because they imposed extensive new requirements and restrictions on the use and disclosure of identifiable patient information. Because of the nature of the security and privacy regulations, we cannot predict the total financial or other impact of these regulations on our business and compliance with these regulations could require us to spend substantial sums, which could negatively impact our financial results. We believe that we are in material compliance with existing state and federal regulations relating to patient privacy. However, if we fail to comply with the recently released regulations, we could suffer substantial civil and criminal penalties for each violation. In addition, we will continue to remain subject to state laws that may be more restrictive than the federal privacy regulations.

We are dependent upon the good reputation of our physicians.

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

For the fiscal year ended August 31, 2004, approximately 57% of our gross revenues were generated from 11 surgeons. During the period August 2003 to May 2004 six physicians who had accounted for approximately 11% and 54%, respectively, of our gross revenues in fiscal 2004 and 2003, respectively, departed from the Pasadena Facility or substantially reduced their surgeries for various reasons. The loss of physicians who provide significant net patient revenues for the Company may adversely affect our results of operations.

Our workers compensation physicians are required to be on the Texas Workers Compensation Commission Approved List.

Since September 2003, the Texas Workers Compensation Commission (“TWCC”) has required that injured employees in Texas receive healthcare from a doctor on the approved doctors’ list, except in an emergency or for the immediate post-injury medical care. Accordingly, doctors on the approved list, whether licensed in Texas or licensed by another jurisdiction, are required to complete training mandated by the TWCC, apply for a certificate of registration and disclose any required financial interests. At this time, we believe that all doctors involved in the care and treatment of patients covered by the Texas Worker’s Compensation Act who maintain medical staff privileges at the Company’s locations have applied to be on the approved list and have either been granted a temporary exception or have been placed on the approved list. The TWCC reserves the right to review a doctor at any time and take action at a later date for all doctors currently placed on the approved list. The failure of any of our physicians to be listed or maintain listing on the approved list could adversely affect our results of operations.

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

We do not presently carry director and officer liability insurance.

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

Our operations are dependent on the effort, abilities and experience of the management and medical support personnel, such as nurses, pharmacists and lab technicians, as well as its physicians. We compete with other healthcare providers in recruiting and retaining qualified management and medical support personnel responsible for the day-to-day operations of each of our hospitals. In some markets, the availability of nurses and other medical support personnel has become a significant operating issue to healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs could have a material adverse effect on our results of operations.

If laws governing the corporate practice of medicine change, we may be required to restructure some of our relationships.

The laws of various states in which we operate or may operate in the future do not permit business corporations to practice medicine, exercise control over physicians who practice medicine or engage in various business practices, such as fee-splitting with physicians. The interpretation and enforcement of these laws vary significantly from state to state. A government agency charged with enforcement of these laws, or a private party, might assert that our arrangements with physicians and physician group practices do not comply with applicable corporate practice of medicine laws. If our arrangements with these physicians and physician group practices were deemed to violate state corporate practice of medicine, fee-splitting or similar laws, or if new laws were enacted rendering these arrangements illegal, we may be required to restructure our relationships with physicians and physician groups which may have a material adverse effect on our business.

The eighteen-month moratorium on physician investment in and referrals to certain specialty hospitals may affect our development of new facilities.

The Federal government’s implementation of an 18-months moratorium expiring on June 8, 2005 on physician investment in and referrals to specialty hospitals primarily or exclusively engaged in the care and treatment of patients with a cardiac condition, an orthopedic condition or receiving a surgical procedure has adversely affected and may adversely affect in the future our ability to recruit physician investors and to develop specialty hospitals. During the moratorium, the Federal government is conducting a study to determine, in addition to other things, the financial impact of physician-owned specialty hospitals on local full-service community hospitals. We cannot predict the results of this study, or the action that Congress may take in response to the study.

Item 2.	Properties

•	The Pasadena Facility, the office building adjacent to such facility, and the land upon which the facilities are located are owned by a wholly owned subsidiary of the Company. The hospital is approximately 45,000 square feet and the office building is approximately 36,000 square feet. The Pasadena Facility is encumbered by a deed of trust lien on this facility to secure our obligations under our Reducing Revolver Loan and Security Agreement and related guaranty agreements.

•

The Baton Rouge Facility, the office building adjacent to such facility, and the approximately 20 acres of land upon which the facilities are located are owned by a wholly owned subsidiary of the Company. The hospital is approximately 49,500 square feet and the office building is approximately 6,900 square feet. The hospital property is owned by Vista Holdings, LLC, a wholly owned subsidiary of the Company, and is leased by Vista Surgical Hospital of Baton Rouge, LLC (VHBR). VHBR filed for bankruptcy protection on October 8, 2004. See “Recent Developments-Bankruptcy Filing by Subsidiary” and “Legal Proceedings”.

•	The Garland Facility, including an approximately 90,000 square foot hospital, an approximately 27,000 square foot medical office building and approximately 22.7 acres of land in Garland, Texas, are owned by a wholly-owned subsidiary of the Company.

•	In February 2003 a subsidiary of the Company purchased 6.4 acres of land in Slidell, Louisiana for approximately $2.3 million for a possible new hospital. The Company determined that the proposed Slidell hospital project did not fit its current business plan and sold the land in January 2004 for approximately $2.5 million.

•	During fiscal year 2003, a Company subsidiary purchased approximately four acres of land in The Woodlands, Texas.

•	The Company leases approximately 7,800 square feet for its West Houston Ambulatory Surgery Center as well as its fertility clinic for approximately $16,350 per month pursuant to leases that expire in May 2008.

•	The Company had previously leased 1,000 square feet of office space for its executive offices on a month-to-month basis for $1,286 per month. As of September 1, 2003, the Company increased its leased space to approximately 7,250 square feet and entered into an 8-year lease for this office space. The Company paid $1,286 per month for the first year of the lease and will pay $6,525 per month for the remainder of the lease term. The lessor of the office space is Capital Bank, of which Mr. Earl Votaw, one of the Company’s directors, is a director. Management believes that the lease rate being paid is consistent with comparable commercial rates available in the area.

Item 3.	Legal Proceedings

A shareholder derivative action alleging breach of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment, Flory v. Chan, et al., H-02-3123, was brought in U.S. District Court for the Southern District of Texas in August 2002, but was stayed on November 12, 2002 by the district court pending the outcome of a previously filed shareholder class action Hamilton v. Dynacq International, et. al., in the same court. Given the plaintiff’s dismissal of the appeal in the Hamilton shareholder class action and given the state court’s dismissal of the same or similar claims in the previously filed shareholder derivative action Brill v. Chan, et. al., filed in the 295th District Court of Harris County, Texas, the Company moved in the fourth quarter of fiscal 2004 to dismiss this derivative action. The court dismissed the action in October 2004 with prejudice against refiling, such dismissal being subject to the right of the plaintiffs to appeal.

In the second quarter of 2004, eight lawsuits were filed in the United States District Court for the Southern District of Texas (Houston Division) between December 24, 2003 and January 26, 2004, alleging federal securities law causes of action against the Company and various current and former officers and directors. The cases were filed as class actions brought on behalf of persons who purchased shares of Company common stock in the open market generally during the period of January 14, 2003 through December 18, 2003. Under the procedures of the Private Securities Litigation Reform Act, certain plaintiffs have filed motions asking to consolidate these actions and be designated as lead plaintiff. The court consolidated the actions and appointed a lead plaintiff in the matter. An amended complaint was filed on June 30, 2004, asserting a class period of November 27, 2002 – December 19, 2003 and naming additional defendants, including Ernst & Young LLP, the Company’s prior auditors. The amended complaint seeks certification as a class action and alleges that the defendants violated Sections 10(b), 20(a), 20(A) and Rule 10b-5 under the Exchange Act by publishing materially misleading financial statements that did not comply with generally accepted accounting principles, making materially false or misleading statements or omissions regarding revenues and receivables, operations and financial results and engaging in an intentional fraudulent scheme aimed at inflating the value of Dynacq’s stock. After the Company filed its Form 10-K for fiscal 2003 on July 30, 2004, the procedural schedule was amended so that plaintiffs had until 30 days after the Company was current in its filings to file an amended complaint. The plaintiffs filed an amended complaint in September 2004. The Company is vigorously defending against the allegations and filed a motion to dismiss all or some of the claims in October 2004. The Company cannot predict the ultimate outcome of the lawsuit or whether the lawsuit will have a material adverse effect on the Company’s financial condition.

The lawsuit Leo Borrell v. Dynacq International, Inc., NeWeigh, Inc., and Diane Crumley, Vital Weight Control, Inc., d/b/a NeWeigh, and Vista Community Medical Center, L.L.C. (Cause No. 2002-13659) which was filed in March 2002 in the 281st Judicial District Court of Harris County, Texas, was nonsuited in the fourth quarter of 2004.

In September 2003, a lawsuit, case number 598-564, was filed in the Twenty Fourth Judicial District Court for the Parish of Jefferson, State of Louisiana, by Liljeberg Enterprises International, L.L.C. against Vista Hospital of Baton Rouge, LLC, d/b/a Vista Surgical Hospital, Dynacq International, Inc., and Chiu M. Chan alleging that the plaintiff is owed damages in excess of $1,000,000 for costs of goods and services rendered for pharmacy operations at the Baton Rouge Facility. The plaintiff has asserted claims for breach of contract, fraud, negligence, fraudulent misrepresentation, negligent misrepresentation, civil conspiracy and gross negligence. On August 6, 2004, the plaintiff filed a Motion for Partial Summary Judgment claiming damages in the breach of contract claim in the amount of approximately $725,000 plus accounting fees. On October 8, 2004, Vista Hospital of Baton Rouge, an indirect majority-owned subsidiary of Dynacq, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. During the proceeding, Vista Hospital of Baton Rouge will continue to operate the Baton Rouge Facility and manage its property as a “debtor in possession” under the jurisdiction of the bankruptcy court. Vista Hospital of Baton Rouge filed for bankruptcy protection because, among other reasons, it is unable to pay the alleged damages sought by, and the costs of defending against, the lawsuit. On the date of Vista Hospital of Baton Rouge’s bankruptcy filing, the lawsuit was removed to the United States District Court for the Eastern District of Louisiana. Although we believe the bankruptcy filing automatically stays the lawsuit, Dynacq and Vista Hospital of Baton Rouge intend to continue to vigorously defend against the lawsuit but cannot predict the ultimate outcome of the lawsuit. Although Vista Hospital of Baton Rouge intends to propose a plan of reorganization to fully pay all creditors, Dynacq cannot predict the outcome of the Chapter 11 proceeding.

In August 2003, a lawsuit, cause number 2003-49810, was filed in the 133rd Judicial District, District Court of Harris County, Texas, by Regina Oliva, as representative of the person and estate of Nicolas Moreno et. al. against Vista Medical Center Hospital, Guy Rutledge Fogel, M.D., Jorge E. Jimenez, M.D., Jose Manuel Goldar, M.D., Betty Baker Tillman, C.R.N.A. and numerous other defendants including the Company and three subsidiaries, alleging in the eighth amended petition filed October 18, 2004 that plaintiff is owed damages for defendants’ negligence during Moreno’s spinal surgery of no more than $50,000,000 for past and future physical pain and suffering and past and future medical expenses. The plaintiff has also asserted claims for damages as a result of mental anguish and loss of financial support by various family members of Moreno. Plaintiff requests that defendants be jointly and severally liable for any damages awarded. We cannot predict the ultimate outcome of this lawsuit, the amount of damages, if any, that may be ultimately awarded against the Company as one of the many defendants, or whether the lawsuit will have a material adverse effect on the Company’s financial condition. We believe the claims against us are without merit and intend to vigorously defend ourselves against this lawsuit.

From time to time, the Company is involved in litigation and administrative proceedings that are incidental to its business. The Company cannot predict whether any litigation to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows, or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock traded under the symbol “DYII” on the Nasdaq National Market System until the delisting as of the opening of business on Friday, April 16, 2004. The following table sets forth the high and low bid price of the common stock for fiscal year 2003, first and second quarters of fiscal year 2004, and a period from March 1, 2004 to April 16, 2004 as reported on the Nasdaq National Market System.

Following the delisting, our common stock has been quoted on the National Quotation Service Bureau (the “Pink Sheets”) for unsolicited trading. As of November 10, 2004, our common stock is quoted on the OTC Bulletin Board under the symbol “DYII.OB” as well as on the Pink Sheets. The following table sets forth the high and low bid prices of the common stock for the period from April 19, 2004 to May 31, 2004, and the fourth quarter of fiscal year 2004, as quoted by the Pink Sheets. These over-the-counter prices reflect inter-dealer prices, without retail mark-ups, mark-down or commissions, and may not necessarily represent actual transactions.

As a result of the delisting of the common stock by the Nasdaq National Market System, there currently is no established public trading market for the Company’s common stock.

FISCAL YEAR 2004
First quarter	$27.85	$15.71
Second quarter	18.84	4.11
March 1, 2004 – April 16, 2004	9.51	3.30
April 19, 2004 – May 31, 2004	8.00	3.35
Fourth quarter	9.96	5.40
FISCAL YEAR 2003
First quarter	$16.18	$10.40
Second quarter	15.90	13.08
Third quarter	14.74	12.00
Fourth quarter	26.00	12.45

As October 27, 2004, there were approximately 329 record owners of the Company’s common stock. This number does not include stockholders who hold the Company’s securities in nominee accounts with broker-dealer firms or depository institutions.

The Company has not declared any cash dividends on its common stock for the two most recent fiscal years. The Company intends to retain all earnings for operations and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon the Company’s results of operations, financial condition and capital requirements, as well as such other factors as the Company’s Board of Directors may consider.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Please read “Risk Factors”.

	Years ended August 31,
	2004	2003	2002	2001	2000
Operating Data:
Net patient service revenue	$62,849,378	$89,976,739	$64,883,235	$43,803,619	$26,032,441
Costs and expenses	64,501,899	54,509,420	38,755,471	29,400,119	16,881,628

Income (loss) from operations	(1,652,521)	35,467,319	26,127,764	14,403,500	9,150,813
Other income, net	306,888	543,187	560,519	591,886	372,840
Minority interest in earnings	(222,421)	(3,306,882)	(2,203,418)	(2,476,750)	(807,452)
Provision for income taxes	(238,892)	(12,886,335)	(9,655,378)	(4,775,000)	(3,510,000)
Extraordinary gain, net of tax(1)	198,686	81,317	—	—	—
Cumulative effect of a change in accounting principle, net of tax(2)	—	988,717	—	—	—

Net income (loss)	$(1,608,260)	$20,887,323	$14,829,487	$7,743,636	$5,206,201

Basic(3):
Income (loss) per share before extraordinary gain and cumulative effect of a change in accounting principle	$(0.12)	$1.33	$1.01	$0.55	$0.38
Extraordinary gain	$0.01	$0.01	$—	$—	$—
Effect of a cumulative change in accounting principle	$—	$0.06	$—	$—	$—
Weighted average common shares	14,849,526	14,849,504	14,686,236	13,997,861	13,489,586
Dilutive(3):
Income (loss) per share before extraordinary gain and cumulative effect of a change in accounting principle	$(0.12)	$1.27	$0.96	$0.51	$0.36
Extraordinary gain	$0.01	$0.01	$—	$—	$—
Effect of a cumulative change in accounting principle	$—	$0.06	$—	$—	$—
Weighted average common shares	14,849,526	15,564,217	15,490,068	15,092,433	14,268,390

	As of August 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$5,537,776	$1,883,833	$7,583,756	$5,031,614	$4,301,523
Total assets	83,141,832	88,136,654	53,926,476	38,207,582	23,046,241
Long-term debt	—	—	—	519,075	387,965
Total stockholders’ equity	63,210,657	64,787,068	46,492,856	30,625,477	17,274,865

(1)	The extraordinary gain relates to purchases of minority interest.

(2)	Represents elimination of negative goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 142.

(3)	Earnings per share have been restated to reflect two-for-one stock splits in March 2001 and in January 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

During the fiscal year ended August 31, 2004, we experienced a sharp decline in our results of operations. We had previously begun the process of developing the business of our new hospitals in Baton Rouge and Garland and had planned for substantial increased expenses for personnel, depreciation and other operating expenses, as well as additional physicians. However, the departure earlier in the year of several key physicians from our Pasadena Facility caused a sharp drop in operating activity at that hospital. Since the reduction in operating expenses only partially offset the decline in revenue at Pasadena, and Baton Rouge and Garland were still in the early stages when operating expenses were higher than revenue, our operating margin decreased. In addition, ongoing regulatory inquiries and legal proceedings, as well as negative publicity about the Company, made it more difficult for us to recruit physicians in Pasadena and elsewhere and substantially increased our legal and accounting expenses.

Net Patient Service Revenues Down 30%

Net patient service revenues declined $27.1 million, or 30%, compared to the prior year period, to $62.8 million, as net patient service revenue from our Baton Rouge and Garland Facilities increased by $10.1 million and $5.1 million, respectively, partially offsetting a 55% decline of $41.9 million in net patient service revenue at the Pasadena Facility. During fiscal year 2004, physicians who accounted for approximately 54% of our gross revenues for 2003 were no longer performing surgeries at the Pasadena Facility or had substantially reduced their activity for personal reasons.

Decline in 2004 Revenue

During the period from August 2003 to May 2004, several physicians, including six who accounted for approximately 11% and 54% of our gross revenues in 2004 and 2003, respectively, left the staff of the Pasadena Facility for various reasons or substantially reduced their activity for personal reasons.

Numerous inquiries, reviews, inspections, investigations and litigation and negative media coverage have made recruiting new physicians slow and difficult because of the negative impact on the Company’s reputation. See “Item 3. Legal Proceedings.”

Revenue contributions from our new Baton Rouge and Garland Facilities have partially offset the loss of physicians at the Pasadena Facility, although to date the Garland Facility has performed below our expectations. The net revenue for the Pasadena Facility for the fiscal year ended August 31, 2004 was $34.1 million, 55% lower than that of the comparable period in fiscal 2003.

Decline in 2004 Net Income

We had a net loss of approximately $1.6 million for the fiscal year ended August 31, 2004, compared to a net income of approximately $20.9 million in the fiscal year ended August 31, 2003. There are several reasons for this decline:

•	The departure of physicians at the Pasadena Facility discussed above;

•	The expected net losses from the start-up of the Garland Facility, which incurred the costs of operation for the full first quarter ended November 30, 2003 without significant revenues as renovations for the facility were completed. Although we began inpatient procedures at the end of November 2003 and have been adding physicians, Garland continued to be in the early stage when operating expenses were higher than revenue;

•	The growth of revenues and operating income from the Baton Rouge Facility has not yet reached expected full-scale levels and was not sufficient to offset all of the decline in Pasadena and the start-up costs in Garland;

•	A $1,085,000 non-cash pretax charge in fiscal 2004 relating to stock options previously granted to an employee;

•	Increased legal and auditing fees and expenses by $3.2 million from fiscal 2003 due primarily from the re-audit and restatement of our financial statements, responding to the numerous inquiries, reviews, inspections, investigations, de-listing proceedings and lawsuits, as well as dealing with various Sarbanes-Oxley issues;

•	Expensed a $1.3 million impairment to the value of our property in The Woodlands, Texas; and

•	Offsetting these increased expenses, medical services and supplies expense declined by $6.6 million due to reduced activity in Pasadena.

Changes in Physicians

During the period August 2003 to May 2004, six physicians who accounted for approximately 11% and 54% of our gross revenues in fiscal 2004 and 2003, respectively, departed from the Pasadena Facility or substantially reduced their surgeries for various reasons. While the Company added additional physicians in the fourth quarter of fiscal year 2004, the loss of physicians resulted in a significant reduction in net patient revenues for fiscal 2004. While we believe that we will be able to continue to attract and retain additional physicians, the potential loss of physicians who provide significant net patient revenues for the Company may adversely affect our results of operations.

During the fourth quarter of fiscal year 2004, the Pasadena Facility added six physicians to its medical staff: three orthopedic spine surgeons, two general and vascular surgeons and one bariatric surgeon. In addition, one of its bariatric surgeons who had been out for personal reasons returned in late June of 2004.

We are actively engaged in efforts to recruit new physicians to the staff. While we have added several new physicians to the staffs of each of the three hospitals, including the return of some who had left earlier, we do not currently expect our financial results to improve dramatically in the near future. Any failure to attract and retain physicians on the staffs of our hospitals could have an adverse impact on our financial situation.

Restatement of Financial Statements for the Fiscal Years 1999-2002

We restated and obtained a re-audit of our financial statements for the fiscal year ended August 31, 2002, restated our 2001 financial statements, and restated the selected financial information for fiscal years 1999 and 2000. The re-audit and restatements of the financial statements produced adjustments to previously reported amounts. These adjustments are described in Note 2 to the consolidated financial statements included in our annual report on Form 10-K for the year ended August 31, 2003, filed with the Securities and Exchange Commission (“SEC”) on July 30, 2004.

None of the restatements reduced previously reported net revenue, cash flows from operating activities or stockholders’ equity. Due to the restatements and re-audit, investors should not rely on the Company’s previously issued financial statements for the fiscal years ended August 31, 1999, 2000, 2001 and 2002.

Bankruptcy Filing by Subsidiary

VHBR, an indirect majority-owned subsidiary of Dynacq, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. VHBR will continue to operate its business and manage its property as a “debtor in possession” under the jurisdiction of the bankruptcy court. VHBR operates the Baton Rouge Facility. Please see “Item 1-Business – Recent Developments – Bankruptcy Filing by Subsidiary” and “Legal Proceedings.”

Internal Controls

Our outside auditors have identified material weaknesses and deficiencies in our internal controls. Our Audit Committee has been addressing and continues to address these issues. See Item 9A “Controls and Procedures.”

Revenue Recognition

Since we are normally not a party to any managed care contracts and do not have significant Medicare/Medicaid cases, we recognize revenue based upon our estimate of the amount of cash which we will collect for the services delivered. We estimate that we will collect the same percentage of our gross invoices for each facility on a case-by-case basis in each period as we have actually collecting during the trailing 12 months. What we term “contractual allowance” is the amount which must be subtracted from gross billed charges to arrive at the net patient service revenue. For the years ended August 31, 2004, 2003 and 2002, our aggregate contractual allowance, as a percentage of gross billed revenues, was 51%, 45% and 43%, respectively.

Accounts Receivable

Because our business is different from virtually all other healthcare facility companies, our accounts receivable look different from most healthcare companies. Our accounts receivable are larger and older than those of typical healthcare companies. We are normally not a party to managed care contracts and do not have significant Medicare/Medicaid cases, which assure relatively quick payment of relatively small amounts of facility reimbursement. The focus of our business is relatively complex cases with corresponding large facility reimbursements. Our 2004 gross patient service revenue was generated from the following sources: 42% from service to injured Texas workers (Worker’s Compensation) and 43% from out-of-network commercial insurance. The principal cases involved were orthopedic spine surgeries and bariatric surgeries for the morbidly obese, respectively.

Following our approach to revenue recognition, we initially subtract the contractual allowance from the gross receivables. We then subtract an allowance for uncollectible accounts or bad debt reserve, which we estimate at 1% of total outpatient revenue. The great bulk is due from insurance carriers.

The normal MDR process (described below) can take more than three years to collect valid receivables, and, therefore, we do not arbitrarily write off MDR receivables. We evaluate MDR receivables on a case-by-case basis to estimate the amount that should be collected. If that estimate is less than the gross receivables net of contractual allowance and allowance for uncollectible accounts, we will then write it down to the estimated collectible amount. To date we have, on average, collected at least the net receivables and have not reduced the net receivables in the last three fiscal years. At each balance sheet date we also separately classify as long-term receivables all receivables that we expect to collect more than one year from the balance sheet date.

The MDR system is not generally understood and is important to an understanding our financial statements. The following information provides a more detailed description of the MDR process, as well as others of our critical accounting policies and estimates.

Overview

Approximately 54% and 84% of the Company’s net patient service revenue for fiscal years 2004 and 2003, respectively, were generated at the Company’s Pasadena Facility. The Baton Rouge Facility contributed 33% in net patient service revenue in fiscal year 2004. We believe that the Garland and Baton Rouge Facilities will constitute a larger percentage of our net patient revenues in future periods. Please read “Recent Developments– Bankruptcy Filing by Subsidiary” and “Legal Proceedings” for a discussion regarding the bankruptcy filing by the operating entity for the Baton Rouge Facility.

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

The Company’s facilities are designed to handle specialized general surgeries such as bariatric, orthopedic and neuro-spine surgeries. The Company, unlike many other healthcare providers, does not normally participate in any managed care contracts, nor does it receive a substantial amount of reimbursement from Medicare or Medicaid. The bulk of the surgeries are either covered by workers’ compensation insurance or by commercial insurers on an out-of-network health plan basis. Except for emergency room patients, the surgeries are typically pre-certified by the insurance carriers. The Company believes that, as a result, the per-procedure revenue generated by the Company is comparatively higher than the per-procedure revenue generated by other hospitals.

During fiscal years 2004 and 2003, approximately 42% and 52% of the Company’s gross revenues came from surgeries covered by workers’ compensation and approximately 43% and 37% came from services covered by commercial and other insurance payers, respectively.

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

Revenue Recognition Policy

The Company is normally not a party to any managed care contracts. The Company records revenue pursuant to the following policy. The Company has established billing rates for its medical services that it bills as gross revenue as services are delivered. Gross billed revenues are then reduced by the Company’s estimate of the discount (contractual allowance) to arrive at net patient service revenues. Net patient service revenues are based on historical cash collections as discussed below and may not represent amounts ultimately expected to be collected. At such time as the Company can determine that ultimate collections exceeded or have been less than the revenue recorded on a group of accounts, additional revenue or reduction in revenue is recorded.

The table below sets forth the percentage of our gross patient service revenue by financial class for the fiscal years 2004 and 2003:

	2004	2003
Workers’ Compensation	42%	52%
Commercial	43%	37%
Medicare	5%	4%
Medicaid	—%	1%
Self-Pay	7%	1%
Other	3%	5%

Contractual Allowance

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis to gross billed revenue on a case by case basis by operating facility. This ratio of cash collections to billed services is then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for fiscal years 2004, 2003 and 2002:

	Year Ended August 31,
	2004	2003	2002
Gross billed charges	$128,224,191	$164,343,892	$113,760,963
Contractual allowance	65,374,813	74,367,153	48,877,728

Net revenue	$62,849,378	$89,976,739	64,883,235

Contractual allowance percentage	51%	45%	43%

The increase in contractual allowance percentage in fiscal 2004 is primarily due to the calculated contractual allowance of 72% being applied to gross billed charges of $17.9 million at the Garland Facility that opened in November 2003.

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. The estimated accounts receivable not expected to be collected within twelve months of the balance sheet date have been shown as long-term receivables and represent receivables in the Medical Dispute Resolution (“MDR”) and legal third party financial class. The contractual allowance is provided as revenue is recognized. At each balance sheet date management reviews the accounts receivables for collectibility. If after the review management believes certain receivables would be uncollectible, the receivable would be written down to the expected collectable amount. Management has not written down any receivables during the three years ended August 31, 2004 as a result of the collectibility test. The following table shows accounts receivable, the contractual allowance, the allowance for uncollectible accounts, net receivables and the contractual allowance as a percent of receivables at August 31, 2004 and 2003:

	2004	2003
Current portion of gross receivables	$94,085,600	$67,483,780
Current portion of contractual allowance	(76,736,377)	(49,602,756)
Current portion of allowance for uncollectible accounts	(719,443)	(483,278)

Net current portion of accounts receivable	$16,629,780	17,397,746

Contractual allowance and allowance for uncollectible accounts as a percentage of current gross receivables	82%	74%

Long term portion of gross receivables	$63,076,031	$66,064,559
Long term portion of contractual allowance	(51,444,920)	(48,559,583)
Long term portion of allowance for uncollectible accounts	(483,322)	(473,114)

Net long term portion of accounts receivable	$11,148,789	17,031,862

Contractual allowance and allowance for uncollectible accounts as a percentage of long term gross receivables	82%	74%

The contractual allowance stated as a percentage of gross receivables at the balance sheet dates is larger than the contractual allowance percentage used to reduce gross billed charges due to the application of partial cash collections to the outstanding gross receivable balances without any adjustment being made to the contractual allowance. The contractual allowance amounts netted against gross receivables are not adjusted until such time as the final collections on an individual receivable is recognized.

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

If any reimbursement provided by a workers’ compensation carrier is improper pursuant to the statutory or regulatory guidelines administered by the Texas Workers’ Compensation Commission, our facilities request and pursue additional reimbursement. Following is a brief discussion on the time-line of a typical workers’ compensation claim:

•	Bills are submitted to a carrier within 21 days of date of service.

•	A carrier has 45 days to respond to provider with payment or an explanation of benefits (EOB) indicating the rationale of denial or defense to payment.

•	The Company forwards a Request for Reconsideration (RFR) to a carrier after the 45th day of the carrier’s receipt of the bill or after receipt of the explanation of benefits (EOB).

•	The carrier has 21 days to respond to the RFR.

•	Should the carrier fail to respond, the Company files a request with the MDR Division of the Texas Workers’ Compensation Commission (TWCC). This usually occurs at or about six to eight months after the date of service due to the amount of administrative requirements required before filing the initial request to TWCC.

•	Usually 30 to 60 days after filing the initial request with the MDR Division, TWCC will review the MDR and determine if additional information is needed. TWCC then will forward an MR-116 form requesting any additional documentation and rationale for additional reimbursement. The Company has 14 days after the date of receipt of the MR-116 to provide additional documentation.

•	TWCC is not required by the Texas Labor Code or the Texas Administrative Code to provide a Finding and Decision within a specific timeframe. Based upon the historical actions of the TWCC, a Finding and Decision is usually received within 3-6 months after the supplemental documentation was forwarded to TWCC. However, this time period has extended in some cases to one year after the initial request for MDR was filed.

•	After receipt of the Finding and Decision by the TWCC, the non-prevailing party has the option of appealing the decision with the State Office of Administrative Hearings (SOAH) within 20 days of receiving the Finding and Decision from TWCC.

•	A hearing date with SOAH is assigned generally within 90 days; however, this time period is usually extended 6-9 months depending on discovery requests. After the SOAH contested case hearing, they will issue a decision within 30-60 days after the hearing or after final closing briefs have been filed.

•	The SOAH decision may be appealed to the District Court.

Due to the above-referenced length of the life cycle of a workers’ compensation account, the accounts subject to the MDR process are generally older than other accounts receivable. Collection of those accounts can take as many as two to three years past the actual date of service.

Due to a number of factors outside the Company’s control, including changes in the Company’s reimbursement collection experience associated with either potential changes in the reimbursement environment in which the Company operates, it is possible that management’s estimates of patient service revenues could change, which could have a material impact on the Company’s revenue and profitability in the future.

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

Allowance for Uncollectible Accounts

The Company has estimated uncollectible accounts expense as 1% of gross outpatient revenue. Through August 31, 2003, the Company made no charge offs against the allowance for uncollectible accounts, as historically all charge offs have been against the contractual allowance. During the fiscal year ended August 31, 2004, the Company charged $222,518 against the allowance for uncollectible accounts.

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

Results of Operations

	Year Ended August 31,
	2004		2003		2002
Net patient service revenue	$62,849,378	100%	$89,976,739	100%	$64,883,235	100%

Costs and expenses:
Compensation and benefits	19,497,060	31	14,990,675	17	9,349,770	14
Medical services and supplies	10,188,088	16	16,505,272	18	15,332,788	24
Other operating expenses	28,809,728	46	20,332,589	23	12,652,455	20
Provision for uncollectible accounts	467,891	1	512,885	1	250,712	—
Asset impairment	1,300,000	2	—	—	—	—
Depreciation and amortization	4,239,132	7	2,167,999	2	1,169,746	2

Total costs and expenses	64,501,899	103	54,509,420	61	38,755,471	60

Income (loss) from operations	(1,652,521)	(3)	35,467,319	39	26,127,764	40
Income (loss) before income tax, minority interests, extraordinary gain and cumulative effect of a change in accounting principle	(1,345,633)	(1)	36,010,506	40	26,688,283	41
Provision for income taxes	238,892	—	12,886,335	14	9,655,378	15
Minority interest in earnings	222,421	—	3,306,882	4	2,203,418	3

Income (loss) before extraordinary gain and cumulative effect of a change in accounting principle	(1,806,946)	(3)	19,817,289	22	14,829,487	23

Net income (loss)	$(1,608,260)	(3)%	$20,887,323	23%	$14,829,487	23%

Operational statistics (Number of procedures):
Inpatient:
Bariatrics	603		676		411
Orthopedics	840		611		473
Other	121		126		3

Total inpatient procedures	1,564		1,413		887

Outpatient:
Orthopedics	730		736		1,621
Other	2,597		2,535		1,355

Total outpatient procedures	3,327		3,271		2,976

Total procedures	4,891		4,684		3,863

Comparison of the Fiscal Years Ended August 31, 2004 and August 31, 2003

Net patient service revenue decreased by $27,127,361 or 30% from $89,976,739 to $62,849,378 and total surgical cases increased by 4% from 4,684 cases in fiscal year 2003 to 4,891 cases in fiscal year 2004. Notwithstanding this decrease in net patient service revenue, there were significant increases and decreases within the net revenue and surgical case mix during the fiscal year 2004. Net patient revenue at the Pasadena Facility decreased by $41,879,333 or 55% from $76,029,241 to $ $34,149,908 due to a decrease of 267 inpatient orthopedic cases or 45% from 597 cases to 330 cases, a decrease of 229 inpatient bariatric cases or 46% from 503 cases to 274 cases, and a decrease of 533 outpatient cases or 29% from 1,857 cases to 1,324 cases. During the fiscal year 2004, several physicians departed from the Pasadena Facility or substantially reduced their surgeries for various reasons. For additional information, please read “-Changes in Physicians.” Net patient revenue at the West Houston Facility decreased by $480,185 or 15%. These decreases were partially offset by increase in net patient revenue at the Baton Rouge Facility, which began operations in January 2003, by $10,148,381 or 94% from $10,838,134 to $20,986,515 due to an increase of 192 inpatient surgical cases or 96% from 199 cases to 391 cases and an increase of 74 outpatient cases or 24% from 304 cases to 378 cases. In addition, the Garland Facility, which became operational in November 2003, generated $5,084,046 of net patient revenue during fiscal year 2004 from 504 inpatient surgical cases and 616 outpatient surgical cases. While the overall number of procedures increased in fiscal year 2004, the lower average reimbursement per procedure at the Garland Facility resulted in a lower average reimbursement per procedure, compared to fiscal year 2003.

During the period from August 2003 to May 2004 several physicians, including six who accounted for over 11% and 54% of our gross revenues for fiscal years 2004 and 2003, respectively, left the Pasadena Facility for various reasons or reduced their activity for personal reasons. Although the Company is adding new physicians to minimize the negative impact on revenue, there is no guarantee that it will be successful in its efforts or the time it may take to compensate for the decrease in revenues. However, the Company’s Baton Rouge Facility and the Garland Facility have partially offset this decrease in revenues in fiscal year 2004.

Total costs and expenses for the fiscal year 2004 increased $9,992,479 or 18% primarily due to the Baton Rouge Facility and Garland Facility, which began operations in January 2003 and November 2003, respectively. The significant increases in expense categories are explained as follows:

•	Compensation and benefits expense increase of $4,506,385 or 30% includes $1,085,000 non-cash compensation expense incurred to modify a Company’s former employee’s incentive stock option previously granted. Increase in wages and benefits incurred by Baton Rouge and Garland Facilities in the fiscal year 2004 were $1,263,140 and $3,328,329, respectively. These increases were partially offset by reduced compensation and benefits of $1,170,084 due to reduced activities, primarily at the Pasadena Facility;

•	Medical services and supplies expense decreased $6,317,184 or 38% primarily due to a reduction of $8,907,734 at the Pasadena Facility, which included using fewer medical services and supplies of $8,162,517 due to less surgical cases (primarily reduction in total cases from 3,071 to 1,993) and savings of $745,217 by not using outside laboratory and radiology services and operating our internal laboratory and radiology departments. This decrease was partially offset by increases of $946,245 and $1,835,797 in medical services and supplies at the Baton Rouge and Garland Facilities, respectively;

•	Other operating expense increased $8,477,139 or 42% primarily due to an increase of $1,874,938 incurred by the Baton Rouge Facility due to increased activities and an increase of $3,414,052 incurred by the Garland Facility. The balance of the increase was primarily due to corporate expense increases in legal and accounting fees and expenses from approximately $2.8 million in fiscal 2003 to $6.0 million in fiscal 2004 for a resulting increase of approximately $3.2 million in fiscal 2004; and

•	Depreciation and amortization expense increased $2,071,133 or 96% primarily due to the addition of the Baton Rouge and Garland Facilities.

Minority interest in earnings decreased $3,084,461 or 93% primarily due to the reduced profitability of the Pasadena Facility and the changes in ownership of the various subsidiaries with minority ownership.

Provision for income taxes decreased to $238,892 in fiscal year 2004 from $12,886,335 in fiscal year 2003. The Company’s financial statements reflected a tax provision in spite of reporting a loss for the year ended August 31, 2004, due to the non-deductibility of certain expenses for income tax purposes, such as the $1,085,000 related to an amendment of a stock option.

Comparison of the Fiscal Years Ended August 31, 2003 and August 31, 2002

Net patient service revenue increased $25,093,504, to $89,976,739 for fiscal year 2003, compared to $64,883,235 for fiscal year 2002 due to an increase in surgical cases from fiscal year 2002. There was an increase of 59% in inpatient procedures from 887 in fiscal year 2002 to 1,413 in fiscal year 2003. The increase is partly attributable to the opening of the Company’s Baton Rouge Facility, which began operations in January 2003 and contributed $10,838,134 in net patient service revenues. This facility added 199 inpatient procedures, including 173 bariatric and 14 orthopedic procedures for the fiscal year 2003. The Pasadena Facility had a net increase of $15,430,128 in net patient service revenues due to increase of 327 inpatient procedures from fiscal year 2002, primarily related to the increase in the bariatric procedures, which increased to 503 in fiscal year 2003 compared to 411 in fiscal year 2002 and orthopedic procedures which increased to 597 in fiscal year 2003 from 473 in fiscal year 2002. The number of outpatient procedures increased by 10% only to 3,271 in fiscal year 2003 from 2,976 in fiscal year 2002, consistent with the Company’s focus on the inpatient surgical operations.

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

For fiscal year 2003, total costs and expenses increased to $54,509,420 from $38,755,471 in fiscal year 2002. The increase is primarily due to significant increases in the hospital activities. The significant increases in the component expense categories of the operating expenses are as follows:

•	Compensation and benefits expense increased by $5,640,905 or 60% from fiscal year 2002. The increase is primarily related to the significant increase in surgical activities at the Company’s Pasadena Facility, combined Full Time Equivalents (FTE) with the opening of the Company’s Baton Rouge Facility, which required increased staffing. There was an increase of 160 FTEs from 197 FTEs in fiscal year 2002 to 357 FTEs in fiscal year 2003, of which increase of 88 FTEs was due to the opening of the Baton Rouge Facility in fiscal year 2003.

•	Medical services and supplies increased by $1,172,483 or 8% from fiscal year 2002. For the fiscal year 2003, net patient service revenues increased 39%, whereas medical services and supplies increased by 8%. The Pasadena Facility paid approximately $3.6 million for radiology and laboratory services to a contracted outside agency for the fiscal year 2002 compared to $580,000 paid to them during the fiscal year 2003. The Company ceased using the outside agency in November 2002 and performed these services in-house. The net savings in medical services and supplies to the Company by performing these services in-house was approximately $3 million. This decrease in medical services and supplies has been offset by an increase of $2.2 million for the Baton Rouge facility, which became operational in January 2003 and an increase of $2.0 million related to the increased number of inpatient and outpatient procedures performed. The cession of services rendered by the contracted outside agency also increased the Company’s in-house costs for compensation and benefits of approximately $550,000 and other operating expenses of approximately $550,000.

•	The supplies inventory on the balance sheet increased by $1,206,308 from $893,727 at August 31, 2002 to $2,100,035 at August 31, 2003. Of the $1,206,308 increase, approximately $478,000 is due to supplies inventory at the Baton Rouge Facility, which became operational in January 2003, approximately $366,000 if for inventory at the Garland Facility, and approximately $362,000 is primarily due to the increased level of activity at the Pasadena Facility during the fiscal year 2003.

•	Other operating expenses, primarily consisting of utilities, insurance, office supplies, lease and rentals, license and other professional fees, increased $7,680,134 or 61% from fiscal year 2002. Professional fees in fiscal year 2003 increased to $9,625,194 from $3,944,498 in fiscal year 2002, primarily related to the Baton Rouge Facility which added $2,838,890 of other professional fees. The additional increase in professional fees was related to the increased activities at the Pasadena Facility, which added $974,086 compared to prior year. Legal and accounting fees increased from $941,852 in fiscal year 2002 to $2,693,117 in fiscal year 2003. The increases in these fees are primarily related to various legal matters and defending lawsuits. Other significant increases relate to utilities and repairs and maintenance, which increased to $839,989 and $745,827, respectively, from $527,972 and $267,179 in fiscal year 2002. These increases are primarily related to the operations at the Company’s Baton Rouge Facility that increased $88,555 in legal fees, $237,215 in utilities and $197,708 in repairs and maintenance.

•	Depreciation and amortization expense increased to $2,167,999 in fiscal year 2003 from $1,169,746 in fiscal year 2002. The increase is primarily related to the increase in property and equipment related to the Baton Rouge Facility, which added $3,910,506 in buildings and $5,753,152 in medical equipment and furniture and fixtures during fiscal year 2003.

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

Liquidity and Capital Resources

The Company maintained sufficient liquidity in fiscal year 2004 to meet its business needs. As of August 31, 2004, its principal source of liquidity included $5,537,776 in cash and cash equivalents. These instruments are short-term, highly liquid instruments and, accordingly, their fair value approximates cost.

Cash flow from operating activities

Total cash flow provided from operating activities was $11,576,523 for the fiscal year 2004. This included increase in accounts payable of $1,282,111 offset by a decrease in accrued liabilities of $417,004. These increases in accounts payable and accrued liabilities are related to the general increase in operating activities, including the opening of the Garland Facility in fiscal year 2004, which had $182,255 of wages and payroll taxes payable and $241,177 of other accrued liabilities. The Company had $2,000,000 as restricted cash invested in a certificate of deposit with a bank, pursuant to two lawsuits in which it was required by the Court to post an irrevocable letter of credit to support the issuance of a temporary injunction. These cases were settled in May 2004 and the letter of credit was released. The accounts receivable decreased by $6,183,148 primarily due to fewer billings during the year due to reduced activities and more collections during the year.

Cash flow from investing activities

Total cash flow used in investing activities was $5,328,043 for the fiscal year 2004. The Company expended approximately $5,365,503 in property and equipment additions and paid $2,425,000 accruals from prior fiscal year related to the purchase of property and equipment for the Garland Facility. During the fiscal year 2004, the Company realized proceeds of $2,462,460 from a sale of assets comprised mainly of the land in Slidell, Louisiana.

Cash flow from financing activities

Total cash flow used in financing activities was $2,594,537 for the fiscal year 2004. The Company received proceeds of $500,807 from the exercise of stock options and used $1,611,165 cash for treasury stock transactions. Other increases in cash flow used in financing activities included distributions to minority interest holders of $1,457,250 and purchase of minority interests of $570,000, primarily at the Pasadena Facility. These increases were partially offset by contributions from minority interest of approximately $555,000 from the Baton Rouge, Garland and Pasadena Facilities.

The Company had working capital of $14,856,328 as of August 31, 2004, and maintained a liquid position evidenced by a current ratio of approximately 1.86 to 1. The Company’s management believes that available cash funds and funds generated from operations will be sufficient for the Company to finance working capital requirements for the current fiscal year.

Restructuring of Credit Facility

On November 4, 2004, the Company completed the restructuring of its Reducing Revolver Loan and Security Agreement and related guarantee agreements. In connection with this restructuring, the Company and the lender, Merrill Lynch Business Financial Services Inc., amended the agreement to set the maturity date of the obligations under the agreement at February 28, 2005. As a result of the restructuring, Dynacq is no longer in default under the agreement.

As of the close of business on November 4, 2004, approximately $5.8 million, which includes accrued interest, remains outstanding. The Company intends to refinance or repay such amounts prior to the maturity date. If the Company is unable to repay all outstanding balances by the maturity date, the lender may assess a late charge in the amount of 5% of the then outstanding obligations, immediately initiate legal proceedings, and proceed against the Company’s assets to satisfy its obligations under the agreement. The Company’s obligations under the agreement are secured by substantially all of its assets.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us.

Contractual Obligations and Commitments

The following table summarizes our known contractual obligations at August 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in the future periods indicated below:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 – 5 years	More than 5 years
Marketing Obligations	$10,537,500	$6,900,000	$3,637,500	$—	$—
Capital Lease Obligations	457,067	161,484	295,583	—	—
Operating Lease Obligations	3,013,150	888,031	1,447,352	501,592	176,175
Purchase Obligations	1,206,000	1,206,000	—	—	—
Other Contractual Obligations	11,408,090	9,414,790	1,820,675	172,625	—

Total	$26,621,807	$18,570,305	$7,201,110	$674,217	$176,175

The Company has operating leases primarily for medical and office equipment. The Company also incurs rental expense for office space and medical equipment. Operating lease and rental expense were approximately $3,213,000, $1,394,000 and $963,000 in fiscal years 2004, 2003 and 2002, respectively. Future minimum rental commitments under noncancellable leases for the following fiscal years are: 2005, $888,031; 2006, $814,278; 2007, $633,074; 2008, $388,729; 2009, $112,863 and thereafter, $176,175.

Commitments for future additions to medical equipment were approximately $1,206,000 at August 31, 2004, which was guaranteed by the Company on behalf of its subsidiary in the normal course of business. In terms of the guarantee issued, if the Company’s subsidiary does not meet its commitment of purchasing the medical equipment and making the related payments, the Company will be liable to purchase the medical equipment for the same amount.

The Company, through its subsidiary, also has agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Pasadena, Garland and Baton Rouge Facilities. These facilities receive bariatric and orthopedic referrals from other sources and the organizations refer clients to other area hospitals. Payments made under these agreements for the fiscal years 2004, 2003 and 2002 were $6,430,000, $6,002,000 and $4,802,000, respectively. Future minimum payments under these agreements for the following fiscal years are: for 2005, $6,900,000; for 2006, $3,337,500 and for 2007, $300,000.

The Company has contracts with doctors to manage various areas of the Company’s hospitals and other service agreements. Payments made under these agreements for the fiscal years ending August 31, 2004, 2003 and 2002 were $5,476,000, $1,776,000 and $741,000, respectively. Future minimum payments under the terms of these contracts and agreements for the following fiscal years are: 2005, $2,825,000; 2006, $1,213,000; 2007, $608,000; and 2008, $173,000.

Recent Accounting Pronouncements

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate, or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. As of August 31, 2004, the Company does not have any entities that require disclosure or consolidation as a result of adopting the provisions of FIN 46.

Inflation

Inflation has not significantly impacted the Company’s financial position or operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates as well as credit risk concentrations. Except for the refundable deposit made in fiscal year 2004 of approximately $604,000 for the lease of land in Shanghai, China, which is in local currency, all of the Company’s contracts are denominated in US dollars and, therefore, the Company has no significant foreign currency risk.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on funded debt. The Company had drawn approximately $5.9 million as of August 31, 2004 from its line of credit. The balance owed under the line of credit as of November 4, 2004 was approximately $5.8 million. This exposure relates to the Company’s reducing revolving credit facility. Borrowings under the credit facility bear interest at variable rates based on the “dealer commercial paper” rate plus 2.30%. Based on the amount outstanding, a 100 basis point change in the applicable interest rates would not have a material impact on the Company’s annual cash flow or income.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Dynacq Healthcare, Inc. (the “Company”), as of August 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynacq Healthcare, Inc. at August 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Killman, Murrell & Company, P. C.

Killman, Murrell & Company, P. C.

Houston, Texas

October 30, 2004

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	August 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$5,537,776	$1,883,833
Restricted cash	—	2,000,000
Current portion of accounts receivable, net of contractual allowances of approximately $76,736,000 and $49,603,000 and allowances for uncollectible accounts of approximately $719,000 and $483,000 at August 31, 2004 and 2003, respectively	16,629,780	17,397,746
Inventories	2,576,067	2,100,035
Prepaid expenses	668,270	793,257
Deferred tax assets	1,294,555	939,655
Income taxes receivable	5,523,248	4,430,485
Asset held for sale	—	2,315,204

Total current assets	32,229,696	31,860,215
Property and equipment, net	38,004,680	38,002,399
Long term portion of accounts receivable, net of contractual allowances of approximately $51,445,000 and $48,560,000 and allowances for uncollectible accounts of approximately $482,000 and $473,000 at August 31, 2004 and 2003, respectively	11,148,789	17,031,862
Goodwill	582,547	582,547
Other assets	1,176,120	659,631

Total assets	$83,141,832	$88,136,654

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	August 31,
	2004	2003
Liabilities and stockholders’ equity
Current liabilities:
Cash overdraft	$622,375	$—
Accounts payable	4,741,992	3,459,881
Accrued liabilities	4,912,816	7,403,850
Notes payable	6,590,004	7,083,312
Current taxes payable	379,094	1,524,244
Current portion of capital lease obligations	127,087	129,805

Total current liabilities	17,373,368	19,601,092
Non-current liabilities:
Deferred tax liabilities	1,600,705	751,273
Long-term portion of capital lease obligations	290,308	428,587

Total liabilities	19,264,381	20,780,952

Minority interests	666,794	2,568,634

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 16,399,843 and 16,294,343 shares issued at August 31, 2004 and 2003, respectively	16,400	16,294
Treasury stock, 1,548,275 and 1,445,099 shares at August 31, 2004 and 2003, respectively, at cost	(7,424,449)	(5,813,284)
Additional paid-in capital	18,982,951	17,521,843
Retained earnings	52,113,026	53,721,286
Deferred compensation	(477,271)	(659,071)

Total stockholders’ equity	63,210,657	64,787,068

Total liabilities and stockholders’ equity	$83,141,832	$88,136,654

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

C onsolidated Statements of Operations

	Year Ended August 31,
	2004	2003	2002
Net patient service revenue	$62,849,378	$89,976,739	$64,883,235

Costs and expenses:
Compensation and benefits	19,497,060	14,990,675	9,349,770
Medical services and supplies	10,188,088	16,505,272	15,332,788
Other operating expenses	28,809,728	20,332,589	12,652,455
Provision for uncollectible accounts	467,891	512,885	250,712
Asset impairment	1,300,000	—	—
Depreciation and amortization	4,239,132	2,167,999	1,169,746

Total costs and expenses	64,501,899	54,509,420	38,755,471

Income (loss) from operations	(1,652,521)	35,467,319	26,127,764

Other income (expense):
Rent and other income	588,547	471,778	424,472
Interest income	29,001	73,300	163,584
Interest expense, net of $84,668 capitalized interest in 2003	(310,660)	(1,891)	(27,537)

Total other income, net	306,888	543,187	560,519

Income (loss) before income taxes, minority interests, extraordinary gain and cumulative effect of a change in accounting principle	(1,345,633)	36,010,506	26,688,283
Provision for income taxes	238,892	12,886,335	9,655,378
Minority interest in earnings	222,421	3,306,882	2,203,418

Income (loss) before extraordinary gain and cumulative effect of a change in accounting principle	(1,806,946)	19,817,289	14,829,487
Extraordinary gain, net of $102,354 and $49,681 of income tax expense in 2004 and 2003, respectively	198,686	81,317	—

Income (loss) before cumulative effect of a change in accounting principle	(1,608,260)	19,898,606	14,829,487
Cumulative effect of a change in accounting principle, net of $562,193 income tax expense	—	988,717	—

Net income (loss)	$(1,608,260)	$20,887,323	$14,829,487

Basic earnings (loss) per common share:
Income (loss) before extraordinary gain and cumulative effect of a change in accounting principle	$(0.12)	$1.33	$1.01
Extraordinary gain, net of tax	0.01	0.01	—
Cumulative effect of a change in accounting principle, net of tax	—	0.06	—

Net income (loss)	$(0.11)	$1.40	$1.01

Diluted earnings (loss) per common share:
Income (loss) before extraordinary gain and cumulative effect of a change in accounting principle	$(0.12)	$1.27	$0.96
Extraordinary gain, net of tax	0.01	0.01	—
Cumulative effect of a change in accounting principle, net of tax	—	0.06	—

Net income (loss)	$(0.11)	$1.34	$0.96

Weighted average common shares—basic	14,849,526	14,849,504	14,686,236

Weighted average common shares—diluted	14,849,526	15,564,217	15,490,068

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Receivable from Director	Total
	Shares	Amount	Shares	Amount
Balance, August 31, 2001	15,652,595	$15,652	1,057,592	$(767,029)	$11,020,000	$20,356,854	$—	$—	$30,625,477
Common stock sales	3,000	3	—	—	13,309	—	—	—	13,312
Stock issued on exercise of stock options	245,835	246	—	—	1,089,050	—	—	—	1,089,296
Stock options issued to non-employees	—	—	—	—	385,426	—	—	—	385,426
Income tax benefit from exercise of employee stock options	—	—	—	—	245,334	—	—	—	245,334
Treasury shares acquired	—	—	86,000	(768,905)	—	—	—	—	(768,905)
Short-term sale by director	—	—	—	—	32,969	—	—	(28,469)	4,500
Deferred compensation recognized for options granted	—	—	—	—	909,000	—	(909,000)	—	—
Deferred compensation amortization	—	—	—	—	—	—	68,929	—	68,929
Net income	—	—	—	—	—	14,829,487	—	—	14,829,487

Balance, August 31, 2002	15,901,430	15,901	1,143,592	(1,535,934)	13,695,088	35,186,341	(840,071)	(28,469)	46,492,856
Stock issued on exercise of stock options	263,336	263	—	—	1,168,291	—	—	—	1,168,554
Income tax benefit from exercise of employee stock options	—	—	—	—	189,639	—	—	—	189,639
Stock warrants issued to non-employees	—	—	—	—	327,758	—	—	—	327,758
Sale of residence	—	—	25,639	(311,740)	—	—	—	—	(311,740)
Stock options issued to non-employees	—	—	—	—	262,330	—	—	—	262,330
Treasury shares acquired	—	—	261,500	(3,965,610)	—	—	—	—	(3,965,610)
Collections from director	—	—	—	—	—	—	—	28,469	28,469
Stock dividend	129,577	130	14,368	—	1,878,737	(1,878,867)	—	—	—
Preferred stock redemption	—	—	—	—	—	(473,511)	—	—	(473,511)
Amortization of deferred compensation	—	—	—	—	—	—	181,000	—	181,000
Net income	—	—	—	—	—	20,887,323	—	—	20,887,323

Balance, August 31, 2003	16,294,343	16,294	1,445,099	(5,813,284)	17,521,843	53,721,286	(659,071)	—	64,787,068
Stock issued on exercise of stock options	105,500	106	—	—	500,701	—	—	—	500,807
Income tax benefit from exercise of employee stock options					46,760	—	—	—	46,760
Treasury shares acquired	—	—	103,176	(1,611,165)	—	—	—	—	(1,611,165)
Amortization of deferred compensation	—	—	—	—	—	—	181,800	—	181,800
Charge for amending stock option issued to an employee	—	—	—	—	1,085,000	—	—	—	1,085,000
Credit to expense for non-vested options issued to non-employee	—	—	—	—	(171,353)	—	—	—	(171,353)
Net loss	—	—	—	—	—	(1,608,260)	—	—	(1,608,260)

Balance, August 31, 2004	16,399,843	$16,400	1,548,275	$(7,424,449)	$18,982,951	$52,113,026	$(477,271)	$—	$63,210,657

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

	Year Ended August 31,
	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$(1,608,260)	$20,887,323	$14,829,487
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary gain, net of tax	(198,686)	(81,317)	—
Cumulative effect of a change in accounting principle, net of tax	—	(988,717)	—
Depreciation and amortization	4,239,132	2,167,999	1,169,746
Loss on asset impairment	1,300,000	—	—
Gain on sale of assets	(307,166)	(145,623)	—
Provision for uncollectible accounts	467,891	512,885	250,712
Deferred income taxes	392,183	1,324,656	(2,978,645)
Minority interests	222,421	3,306,882	2,203,418
Charge for amending stock option issued to an employee	1,085,000	—	—
Expense (credit) related to stock options issued to non employees	(171,353)	262,330	385,426
Expense related to issuance of stock warrants	—	327,758	—
Deferred stock compensation amortization	181,800	181,000	68,929
Changes in operating assets and liabilities:
Restricted cash	2,000,000	(2,000,000)	—
Accounts receivable	6,183,142	(11,109,721)	(5,089,837)
Inventories	(476,033)	(840,076)	(382,480)
Prepaid expenses	124,987	(570,805)	(112,459)
Income taxes receivable	(1,046,003)	(2,640,115)	622,810
Other assets	(532,489)	3,685	(542,788)
Accounts payable	1,282,111	1,999,798	661,296
Accrued liabilities	(417,004)	2,666,621	826,863
Income taxes payable	(1,145,150)	406,355	(130,911)

Net cash provided by operating activities	11,576,523	15,670,918	11,781,567

Cash flows from investing activities
Proceeds from sale of assets	2,462,460	—	—
Purchase of property and equipment	(5,365,503)	(17,282,168)	(3,595,806)
Accrued liabilities related to purchase of property and equipment	(2,425,000)	1,002,517	—
Acquisition of Garland properties, net of assumed liabilities	—	(5,607,406)	—
Acquisition of Vista Diagnostic Clinic	—	(471,102)	—
Acquisition of Baton Rouge Facility	—	—	(3,373,126)

Net cash used in investing activities	(5,328,043)	(22,358,159)	(6,968,932)

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended August 31,
	2004	2003	2002
Cash flows from financing activities
Principal payments on long-term debt	$(6,968,225)	$(39,075)	$(708,697)
Payments on capital leases	(140,996)	(13,821)	—
Proceeds from note payable	6,474,917	6,413,312	—
Proceeds from exercise of stock options	500,807	1,168,554	1,102,609
Proceeds from short-term sale by director	—	28,469	4,500
Acquisition of treasury shares	(1,611,165)	(3,965,610)	(768,905)
Deposit on proposed sale of accounts receivable	3,360,000	—	—
Return of deposit on proposed sale of accounts receivable	(3,360,000)	—	—
Preferred stock redemption	—	(473,511)	—
Cash overdraft	622,375	—	—
Contributions from minority interest holders	555,000	946,000	—
Distributions to minority interest holders	(1,457,250)	(2,827,000)	(1,300,000)
Purchase of minority interests	(570,000)	(250,000)	(590,000)

Net cash (used in) provided by financing activities	(2,594,537)	987,318	(2,260,493)

Net increase (decrease) in cash and cash equivalents	3,653,943	(5,699,923)	2,552,142
Cash and cash equivalents at beginning of year	1,883,833	7,583,756	5,031,614

Cash and cash equivalents at end of year	$5,537,776	$1,883,833	$7,583,756

Supplemental cash flow disclosures
Cash paid during year for:
Interest	$293,558	$48,562	$27,539

Income taxes	$2,057,803	$13,804,485	$12,218,229

Non cash investing and financing activities:
Decrease in minority interest from acquisition	$(350,969)	$—	$(710,437)
Increase in accrued liabilities due to minority interest acquisition	350,969	—	710,437
Paid in capital from short-term sale	—	—	32,969
Accounts receivable from director	—	—	(32,969)
Paid in capital from deferred compensation	—	—	909,000
Non cash increase in deferred compensation	—	—	(909,000)
Sale of property for treasury stock	—	311,740	—
Treasury stock received for property	—	(311,740)	—
Paid in capital from stock dividend	—	1,878,737	—
Common stock increase for stock dividend	—	130	—
Decrease in retained earnings for stock dividend	—	(1,878,867)	—
Capital lease issued for fixed assets	—	572,212	—
Assets acquired for capital leases	—	(572,212)	—

	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

August 31, 2004

1. Significant Accounting Policies

Business and Organization

Dynacq Healthcare, Inc. is a holding company that through its subsidiaries develops and manages general acute care hospitals that provide specialized general surgeries, such as neuro-spine, bariatric and orthopedic surgeries. Hereinafter, the “Company” will refer to Dynacq Healthcare, Inc., its wholly or majority owned subsidiaries, unless the context dictates or requires otherwise.

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

In May 1998, Doctors Practice Management, Inc. (DPMI), a wholly owned subsidiary of the Company, organized Vista Community Medical Center, L.L.C., a Texas limited liability company, for the purpose of operating a hospital (the “Pasadena Facility”). In June 2003, the Pasadena Facility was converted to a limited liability partnership. As of August 31, 2004 and 2003, the Company through its subsidiaries has a 94.5% and 91.5% ownership interest in the Pasadena Facility, respectively.

During March 2001, DPMI organized Vista Surgical Center West, L.L.C., a Texas limited liability company, for the purpose of acquiring and operating Piney Point Surgery Center (the “West Houston Facility”). The West Houston Facility is a fully operational ambulatory surgical center in Houston, Texas.

In October 2001, a wholly owned subsidiary of the Company organized Vista Hospital of Baton Rouge, L.L.C. for the purpose of acquiring and operating a surgical hospital in Baton Rouge, Louisiana (the “Baton Rouge Facility”). As of August 31, 2004 and 2003, the Company has a 90% and 97% membership interest in the Baton Rouge Facility. On October 8, 2004, Vista Hospital of Baton Rouge, LLC (“VHBR”), an indirect majority-owned subsidiary of the Company that operates the Baton Rouge Facility, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. VHBR continues to operate its business and manage its property as a “debtor in possession” under the jurisdiction of the bankruptcy court.

In July 2003, the Company through its subsidiaries, organized Vista Hospital of Dallas, LP for the purposes of acquiring and operating a surgical hospital in Garland, Texas, (the “Garland Facility”). As of August 31, 2004 and 2003, the Company has a 94% and 100% membership interest in the Garland Facility.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for annual financial information and with the instructions to Form 10-K and Article 3 and 3-A of Regulation S-X. The majority of the

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2004

Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $17.3 million, $12.6 million and $9.9 million for the fiscal years 2004, 2003 and 2002, respectively.

The Company operates in one line of business and its strategy is to develop and manage general acute care hospitals that provide specialized general surgeries. The Company manages these hospitals on an individual basis. The hospitals’ economic characteristics, nature of their operations, regulatory environment in which they operate and the way in which they are managed are all similar. Accordingly, the Company aggregates its hospitals into a single reportable segment as that term is defined by Statement of Financial Accounting Standards No. 131 “Disclosures About Segments of an Enterprise and Related Information.”

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

	Useful Life	Weighted Average Useful Life
Land	N/A	N/A
Buildings and improvements	39 years	39 years
Equipment, furniture and fixtures	3-7 years	5.04 years

The Company also leases equipment under capital leases. Such assets are amortized on a straight-line basis over the lesser of the term of the lease or the remaining useful life of the assets.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2004

Impairment of Long-lived Assets

The Company routinely evaluates the carrying value of its long-lived assets. The Company would record an impairment loss when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. These events may include changes in the manner in which we intend to use an asset or decisions to sell an asset. During fiscal year 2004, the Company determined that the value of land purchased at The Woodlands, Texas had been impaired by $1.3 million. The Company had paid approximately $3.1 million for four acres of land (including the cost of a deed restriction, which restricted the use of the surrounding 24 acres to non-medical development). The project to construct a hospital at this site has been discontinued, and since there were no immediate future development plans, the Company had a state certified general real estate appraiser value the four acre plot of land. Based on this valuation, the Company recognized an impairment of the land of $1.3 million.

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

Revenue Recognition Policy

The Company is normally not a party to any managed care contracts. The Company records revenue pursuant to the following policy. The Company has established billing rates for its medical services which it bills as gross revenue as services are delivered. Gross billed revenues are then reduced by the Company’s estimate of the discount (contractual allowance) to arrive at net patient service revenues. Net patient service revenues are based on historical cash collections as discussed below and may not represent amounts ultimately expected to be collected. At such time as the Company can determine that ultimate collections have exceeded or have been less than the revenue recorded on a group of accounts, additional revenue or reduction in revenue is recorded.

The table below sets forth the percentage of our gross patient service revenue by financial class for the fiscal years 2004, 2003 and 2002:

	2004	2003	2002
Workers’ Compensation	42%	52%	61%
Commercial	43%	37%	32%
Medicare	5%	4%	4%
Medicaid	—%	1%	—%
Self-Pay	7%	1%	1%
Other	3%	5%	2%

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2004

Contractual Allowance

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis to gross billed revenue on a case-by-case basis by operating facility. This ratio of cash collections to billed services is then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for fiscal years 2004, 2003 and 2002:

	Year Ended August 31,
	2004	2003	2002
Gross billed charges	$128,224,191	$164,343,892	$113,760,963
Contractual allowance	65,374,813	74,367,153	48,877,728

Net revenue	$62,849,378	$89,976,739	$64,883,235

Contractual allowance percentage	51%	45%	43%

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. The estimated accounts receivable not expected to be collected within twelve months of the balance sheet date have been shown as long-term receivables and represent receivables in the Medical Dispute Resolution (“MDR”) and legal third party financial class. The contractual allowance is provided as revenue is recognized. At each balance sheet date management reviews the accounts receivables for collectibility. If after the review management believes certain receivables would be uncollectible, the receivable would be written down to the expected collectable amount. Management has not written down any receivables during the three years ended August 31, 2004 as a result of the collectibility test. The following table shows accounts receivable, the contractual allowance, the allowance for uncollectible accounts, net receivables and the contractual allowance as a percent of receivables as August 31, 2004 and 2003:

	2004	2003
Current portion of gross receivables	$94,085,600	$67,483,780
Current portion of contractual allowance	(76,736,377)	(49,602,756)
Current portion of allowance for uncollectible accounts	(719,443)	(483,278)

Net current portion of accounts receivable	$16,629,780	$17,397,746

Contractual allowance and allowance for uncollectible accounts as a percentage of current gross receivables	82%	74%

Long term portion of gross receivables	$63,076,031	$66,064,559
Long term portion of contractual allowance	(51,444,920)	(48,559,583)
Long term portion of allowance for uncollectible accounts	(482,322)	(473,114)

Net long term portion of accounts receivable	$11,148,789	$17,031,862

Contractual allowance and allowance for uncollectible accounts as a percentage of long term gross receivables	82%	74%

The contractual allowance stated as a percentage of gross receivables at the balance sheet dates is larger than the contractual allowance percentage used to reduce gross billed charges due to the application of partial cash collections to the outstanding gross receivable balances without any adjustment being made to the contractual allowance. The contractual allowance amounts netted against gross receivables are not adjusted until such time as the final collections on an individual receivable is recognized.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2004

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

Allowance for Uncollectible Accounts

The Company has estimated uncollectible accounts expense as 1% of gross outpatient revenue. Through August 31, 2003, the Company made no charge offs against the allowance for uncollectible accounts, as historically all charge offs have been against the contractual allowance. During the fiscal year ended August 31, 2004, the Company charged $222,518 against the allowance for uncollectible accounts.

Stock Based Compensation

The Company accounts for stock-based compensation to employees using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Compensation cost, if any is measured as the excess of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation; however, it allows an entity to continue to measure compensation for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25. The Company has elected to continue to measure compensation under the APB Opinion No. 25, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2004

If the fair value of the stock options granted to employees during a fiscal year had been recognized as compensation expense on a straight-line basis over the vesting period of the grants, stock-based compensation costs would have impacted our net income and earnings per common share for the fiscal years ended August 31 as follows:

	2004	2003	2002
Net income (loss) as reported	$(1,608,260)	$20,887,323	$14,829,487
Add: stock-based compensation costs included in reported net income, net of taxes	118,170	117,650	44,804
Deduct: stock based compensation costs, net of taxes under SFAS 123	(567,336)	(284,073)	(95,921)

Pro forma net income (loss)	$(2,057,426)	$20,720,900	$14,778,370

Per share information:
Basic, as reported	$(0.11)	$1.40	$1.01
Basic, pro forma	$(0.14)	$1.39	$1.00
Diluted, as reported	$(0.11)	$1.34	$0.96
Diluted, pro forma	$(0.14)	$1.33	$0.95

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for fiscal years ended August 31:

	Options
	2004	2003	2002
Estimated fair value	$7.25	$5.59	$12.34
Expected life (years)	4.62	4.53	4.29
Risk free interest rate	4.20%	4.25%	4.00%
Volatility	60%	40%	143%
Dividend yield	—%	—%	—%

Goodwill and Negative Goodwill

The Company adopted the provisions of SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets effective September 1, 2002. Upon adoption, the Company discontinued amortization of goodwill and conducted a review for impairment. The Company eliminated negative goodwill as a cumulative effect of a change in accounting principle. SFAS 142 requires that impairment tests be performed at least annually. The impairment tests done upon adoption of the standard and at the end of the fiscal year indicated no impairment of goodwill. Amortization of goodwill in the amount of $51,813 was recorded for the year ended 2002. Amortization of negative goodwill in the amount of $126,470 was recorded for the year ended 2002.

The changes in the carrying amount of goodwill as of August 31, 2004 and 2003 are as follows:

	Goodwill	Negative Goodwill
Balance at August 31, 2002	$582,547	$(1,550,910)
Write-off of negative goodwill	—	1,550,910

Balance at August 31, 2003	$582,547	$—

Balance at August 31, 2004	$582,547	$—

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2004

Advertising Costs

Advertising and marketing costs in the amounts of $6,809,000, $6,110,000 and $5,188,000 for the years ending August 31, 2004, 2003 and 2002 respectively were expensed as incurred.

Income Taxes

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax liabilities or assets are determined based on differences between the income tax basis and the financial reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Minority Interests

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 2.14% to 10% at August 31, 2004). During 2002, the Company purchased minority interests from certain minority interest holders at an amount that was $710,437 less than the net book value of the minority interest liability on the date of purchase. The $710,437 was recorded as negative goodwill on the date of acquisition and was being amortized to income over a period of 14 years in accordance with the treatment of the excess of fair market value received over cost as promulgated by Accounting Principles Board Opinion 16. This accounting treatment changed on September 1, 2002 when the Company adopted SFAS 141. During 2003, the Company purchased minority interest from certain minority interest holders at an amount that was $130,998 less than the net book value of the minority interest liability on the date of purchase. The $130,998 gain less applicable income taxes of $49,681 was recorded as an extraordinary gain during 2003. During 2004, the Company purchased minority interest from certain minority interest holders at an amount that was $301,040 less than the net book value of the minority interest liability on the date of purchase. The $301,040 gain less applicable income taxes of $102,354 has been recorded as an extraordinary gain during 2004. The partnership agreement provided a means for the minority interest holders to be cashed out at the net book value. The amounts paid the minority interest holders was less than the buy out amount that was called for in the partnership agreements. Legal counsel has advised the Company that the acquisitions were negotiated transactions occurring outside the partnership agreement.

The following table sets forth the activity in the minority interest liability account for the fiscal years ending August 31, 2004 and 2003:

Balance August 31, 2002	$1,523,750
Earnings allocated to minority interest holders	3,306,882
Acquisition of 1.5% of Vista Community Medical Center Hospital minority interest	(380,998)
Distribution to minority interest holders	(2,827,000)
Capital contributions received from new partners	946,000

Balance August 31, 2003	2,568,634
Earnings allocated to minority interest holders	222,421
Acquisition of 8.5% of Vista Community Medical Center Hospital minority interest	(1,222,011)
Distribution to minority interest holders	(1,457,250)
Capital contributions received from new partners	555,000

Balance August 31, 2004	$666,794

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2004

Net Income Per Share

Basic net income per share has been computed using the weighted average number of common shares outstanding during the period. Diluted net income per share has been calculated to give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants in years in which the Company has income.

Recent Accounting Pronouncements

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate, or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. As of August 31, 2004, the Company does not have any entities that require disclosure or consolidation as a result of adopting the provisions of FIN 46.

2. Restatements

During the course of the audit of the fiscal year ending August 31, 2003 financial statements, errors were discovered in the previously issued financial statements. We restated and obtained a re-audit of our financial statements for the fiscal year ended August 31, 2002, restated our 2001 financial statements, and restated the selected financial information for fiscal years 1999 and 2000. The re-audit and restatements of the financial statements produced adjustments to previously reported amounts.

For a description of the restatements, see the Company’s Annual Report on Form 10-K for the fiscal year ending August 31, 2003, filed with the SEC on July 30, 2004. The consolidated financial statements in this Annual Report on Form 10-K include the effects of the restatements.

3. Acquisitions

The Garland Facility

In August 2003 the Company acquired the assets of a 113-bed hospital (which is now licensed for 79 beds), a medical office building and 22.7 acres of land in the Dallas-Fort Worth area for approximately $5.6 million. The Company has since completed renovations at that facility, named Vista Hospital of Dallas

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2004

(the “Garland Facility”), with six surgical suites, and started performing surgical procedures in late November 2003.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$416,000
Property, plant and equipment	8,044,000

Total assets acquired	8,460,000
Current liabilities assumed	(2,183,000)
Debt assumed	(670,000)

Net assets acquired	$5,607,000

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

4. Property and Equipment

At August 31, property and equipment consisted of the following:

	2004	2003
Land	$7,503,164	$8,608,309
Buildings and improvements	20,616,013	20,266,452
Equipment, furniture and fixtures	21,345,600	16,195,660

	49,464,777	45,070,421
Less accumulated depreciation and amortization	(11,463,750)	(7,249,485)
Construction in progress	3,653	181,463

Net property and equipment	$38,004,680	$38,002,399

For the years ended August 31, 2004, 2003, and 2002, depreciation expense was $4,223,132, $2,161,166 and $1,190,344, respectively.

5. Asset held for sale

The Company sold land in Slidell, Louisiana to a Nevada Limited Liability Company of which a former Executive officer of the Company is a member. The Company decided not to develop this hospital in Louisiana because it did not fit its current business plan. The carrying value of the land of $2,315,204 was shown as “Asset held for sale” on the statement of financial position at August 31, 2003. On January 23, 2004, the transaction was closed and the Company recognized a gain of $318,366, which is recorded in

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2004

the rent and other income caption in the accompanying consolidated statement of operations for the year ended August 31, 2004.

6. Notes payable

At August 31, notes payable consisted of the following:

	2004	2003
Note payable to former owners of the Garland Facility, past due together with interest at the rate of a major banks prime plus 1%	$670,000	$670,000
Revolving line of credit with a financial institution payable at variable monthly installments, including variable interest of 2.3% plus the “Dealer Commercial Paper” rate, due on demand or February 28, 2005, collateralized by substantially all of the Company’s assets. The effective interest rate at August 31, 2004 was 3.90%.	5,920,004	6,413,312

	$6,590,004	$7,083,312

The Company has a revolving line of credit with a financial institution. The amount available and drawn under the line of credit at August 31, 2004 is approximately $5.9 million which was used to finance its acquisition of the Garland Facility. The interest rate on the line of credit is a variable rate of 2.3% plus the “Dealer Commercial Paper” rate. The effective interest rate at August 31, 2004 was 3.90%. The balance owed under the line of credit as of October 30, 2004 was $5,775,898.

On October 5, 2004, the Company received a notice of default from the lender of the revolving line of credit. On October 29, 2004, the Company received the documents for the restructuring of its Reducing Revolver Loan and Security Agreement and related guarantee agreements. In connection with this restructuring, the Company and the lender, Merrill Lynch Business Financial Services Inc., amended the agreement to set the maturity date of the obligations under the agreement at February 28, 2005. As a result of the restructuring, the Company is no longer in default under the agreement.

The Company intends to refinance or repay such amounts prior to the maturity date. If the Company is unable to repay all outstanding balances by the maturity date, the lender may assess a late charge in the amount of 5% of the then outstanding obligations, immediately initiate legal proceedings, and proceed against the Company’s assets to satisfy its obligations under the agreement. The Company’s obligations under the agreement are secured by substantially all of its assets.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2004

7. Income Taxes

The provision for income tax expense consisted of the following:

	Year Ended August 31,
	2004	2003	2002
Current tax expense (benefit):
Federal	$(306,121)	$10,262,114	$11,142,485
State	152,830	1,299,565	1,491,538

Total current	(153,291)	11,561,679	12,634,023

Deferred tax expense (benefit):
Federal	449,337	1,167,273	(2,653,852)
State	(57,154)	157,383	(324,793)

Total deferred	392,183	1,324,656	(2,978,645)

Total income tax expense	$238,892	$12,886,335	$9,655,378

As of August 31, 2004, 2003 and 2002, income tax benefits of $46,760, $189,639 and $245,334, respectively, resulting from deductions relating to nonqualified stock option exercises and disqualifying dispositions of certain employee incentive stock options were recorded as increases in stockholders’ equity.

The components of the provision for deferred income taxes, at August 31 were as follows:

	2004	2003	2002
Applicable to:
Differences between revenues and expenses recognized for federal income tax and financial reporting purposes	$—	$448,327	$(3,326,701)
Stock options and related employee compensation	143,236	33,049	683,376
Allowance for uncollectible accounts	(83,427)	(194,512)	(95,083)
Asset impairment	(442,000)	—	—
Difference in method of computing depreciation for tax and financial reporting purposes	771,285	880,510	189,883
Other	3,089	157,282	(430,120)

	$392,183	$1,324,656	$(2,978,645)

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2004

Significant components of the Company’s deferred tax liabilities and assets were as follows at August 31, 2004:

	Current	Noncurrent
Deferred tax liabilities:
Depreciation	$—	$(2,158,648)
Deferred tax assets:
Stock options	233,035	—
Revenue and expense differences	374,036	—
Allowance for uncollectible accounts	452,882	—
Asset impairment	—	442,000
Other	234,602	12,440
Minority interest	—	103,503

Net deferred tax asset (liability)	$1,294,555	$(1,600,705)

Significant components of the Company’s deferred tax liabilities and assets were as follows at August 31, 2003:

	Current	Noncurrent
Deferred tax liabilities:
Depreciation	$—	$(1,285,346)
Deferred tax assets:
Stock options	298,020	—
Revenue and expense differences	374,036	—
Allowance for uncollectible accounts	362,712	—
Other	(95,113)	255,400
Minority interest	—	278,673

Net deferred tax asset (liability)	$939,655	$(751,273)

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory federal income tax rate to income (loss) before income taxes, minority interests, extraordinary gain and cumulative effect of a change in accounting principle is as follows:

	Year Ended August 31,
	2004	2003	2002
Provision (benefit) for income taxes computed using the statutory rate of 35%	$(470,972)	$12,603,678	$9,340,899
State income taxes, net of federal benefit	62,189	947,016	758,383
Minority interests in subsidiaries’ income	(77,845)	(1,157,408)	(771,196)
Non-deductible expenses applicable to employee stock options	530,855	209,790	136,360
Other	194,665	283,259	190,932

Provision for income taxes	$238,892	$12,886,335	$9,655,378

8. Related Party Transactions

The Company had leased a residential house to its Chief Executive Officer (CEO), Mr. Chiu M. Chan at a monthly rate of $1,400 per month through April 2003. In April 2003, the Company consummated the sale of the house to Chiu M. Chan. The house was sold to Mr. Chan in exchange for the transfer of his right to receive 25,639 shares of Dynacq common stock held by Mr. Chan. The contract, which was signed on April 10, 2003, valued the property at $311,740, which was 10% more than the 2002 appraised value of

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2004

$283,400. The shares of common stock were valued at 90% of the closing price of Dynacq common stock on April 10, 2003. In addition, the Company paid the 2003 property taxes. A gain on the sale of the house in the amount of $145,623 was recorded in 2003.

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

Since May 2002, when Dr. Ping Chu became a director, he has paid the Company $27,340, $26,870 and $17,631 during fiscal years ended August 31, 2004, 2003 and 2002, respectively for rent and management fees. As of August 31, 2004 and 2003, the Company had accounts receivable from Dr. Chu of $14,165 and $22,277, respectively. Included in the accounts receivable balance were amounts applicable to Dr. Chu’s staffs’ payroll for which he reimburses the Company in the ordinary course of business.

In January 2004, the Company completed a sale of land (“Asset held for sale” in 2003) located in Slidell, Louisiana to HealthGroup Partners, L.L.C. for $2.5 million. An investor in HealthGroup Partners, L.L.C. was previously an executive officer of the Company.

9. Stockholders’ Equity and Stock Option Plans

Preferred Stock

In January 1992, the board of directors approved an amendment to the Company’s articles of incorporation to authorize 5,000,000 shares of undesignated preferred stock, for which the board of directors is authorized to fix the designation, powers, preferences and rights. There are no shares of preferred stock issued or outstanding as of August 31, 2004.

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

Treasury Stock

Pursuant to the Company’s announced 500,000 common stock buy-back program in January 2002, the Company bought back 103,176, 261,500 and 86,000 shares of its common stock in fiscal years 2004, 2003 and 2002, respectively at an average cost of $14.08 for a total purchase of $6,345,680.

Stock Option Plans

The Company’s 1995 Non-qualified Plan and the 2000 Incentive Plan (the “Plans”) provide for options and other stock-based awards that may be granted to eligible employees, officers, consultants, and non-employee directors of the Company or its subsidiaries. The Company had reserved 6,000,000 shares of common stock for future issuance under the Plans. As of August 31, 2004, there remains 3,878,546 shares which can be issued under the Plans, after giving effect to stock splits and shares issued under the Plans.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2004

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

The following summarizes stock option activity and related information:

	Year Ended August 31,
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
Outstanding—beginning of year:	1,201	$8.25	1,104	$4.69	1,469	$3.78
Granted	—	—	422	14.67	174	6.07
Exercised	(106)	4.75	(263)	4.44	(246)	4.44
Canceled	(82)	4.44	(62)	4.96	(293)	1.15

Outstanding—end of year	1,013	$8.92	1,201	$8.25	1,104	$4.69

Exercisable—end of year	638	$6.38	687	$4.65	956	$4.48

The following summarizes information related to stock options outstanding at August 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 4.44	457	1.3	$4.44	457	$4.44
$ 6.07	134	3.1	6.07	68	6.07
$ 10.73	51	8.1	10.73	20	10.73
$ 12.25	171	3.7	12.25	43	12.25
$ 17.75	200	4.4	17.75	50	17.75

Total	1,013	2.9	$8.92	638	$6.38

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2004

On April 15, 2002 the Company granted an employee an option that was in the money on the date of grant. The difference in the market value and the grant price on the grant date was $909,000 which has been recorded as deferred compensation expense in the capital section and is being amortized to expense over the vesting period of 5 years. Amortization expense of $181,800, $181,000 and $68,929 has been recorded as compensation expense in the years 2004, 2003 and 2002, respectively.

During the fiscal year ended August 31, 2002, the Company granted stock options to non-employees. The fair value of such stock options (calculated using the Black Scholes model) has been charged to expense with a corresponding credit to additional paid-in capital. The Company recorded expense or credit associated with stock options issued to non employees of $(171,353), $262,330 and $385,426 during the three year period ended August 31, 2004. During October 2002, the Company issued warrants to acquire 61,149 shares of the Company’s common stock at a price of $10.95 per share. The warrants vested immediately and were exercisable through October 2005. The value of the warrants using the Black Scholes pricing model was calculated to be $327,758 which was charged to expense and credited to additional paid-in capital in fiscal year 2003. The warrants were subsequently returned to the Company, however, since they vested immediately no reversal of the compensation expense was recorded.

During the fiscal year ended August 31, 2004, the Company amended a stock option issued previously to an employee of the Company, which led to a non-cash pre-tax charge of $1,085,000.

10. Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering substantially all employees of the Company and provides for voluntary contributions by these employees, subject to certain limits. The plan was effective June 1, 2001. The Company makes discretionary contributions to the plan. The Company’s contributions for fiscal years 2004, 2003 and 2002 were $78,339, $54,874 and $43,940, respectively.

11. Net Income Per Share

The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The shares outstanding for basic and diluted in 2004 are the same, as an increase in number of shares for dilution purposes, would be anti-dilutive. The denominator for each period presented was determined as follows:

	Year Ended August 31,
	2004(1)	2003	2002
Denominator:
Basic net income per share—weighted average shares outstanding	14,849,526	14,849,504	14,686,236
Effect of dilutive securities:
Common stock options—treasury stock method	—	714,713	803,832

Diluted net income per share—weighted average shares outstanding	14,849,526	15,564,217	15,490,068

(1)	Fully diluted shares would have been 15,161,523 for the year ended August 31, 2004 if they had not been anti-dilutive.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2004

12. Accrued Liabilities

Accrued liabilities at August 31 are as follows:

	2004	2003
Accruals for purchase of Garland Facility	$—	$2,283,285
Payroll and related taxes	1,002,205	907,159
Lawsuit settlements and other related expenses	800,000	775,000
Property taxes	661,258	513,445
Payable to minority interest holder	350,969	—
Settlement of shareholder derivative lawsuit	—	500,000
Accruals for equipment purchases	—	127,233
Accrued interest	55,099	37,997
Year-end accruals of expenses and other	2,043,285	2,259,731

Total accrued liabilities	$4,912,816	$7,403,850

13. Commitments and Contingencies

Leases

As of August 31, 2004, the following assets are under capital lease obligations and included in property and equipment for medical:

Medical equipment	$620,111
Less accumulated amortization	(165,363)

$454,748

Amortization expense for assets recorded under capital leases is included in depreciation expense.

Future minimum payments, by year and in the aggregate, required under capital lease obligations and noncancellable operating leases for certain facilities and equipment consist of the following at August 31, 2004:

Year ending August 31	Capital Lease	Operating Leases
2005	$161,484	$883,031
2006	161,484	814,278
2007	134,099	633,074
2008	—	388,729
2009	—	112,863
Thereafter	—	176,175

	457,067	$3,013,150

Less imputed interest included in minimum lease payments	(39,672)

Present value of minimum lease payments	417,395
Less current portion	(127,087)

	$290,308

Total rent and lease expenses paid by the Company, for the fiscal years 2004, 2003 and 2002, was approximately $3,213,000, $1,394,000 and $963,000, respectively.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2004

Commitments for future additions to medical equipment were approximately $1,206,000 at August 31, 2004, which was guaranteed by the Company on behalf of its subsidiary in the normal course of business. In terms of the guarantee issued, if the Company’s subsidiary does not meet its commitment of purchasing the medical equipment and making the related payments, the Company will be liable to purchase the medical equipment for the same amount.

The Company, through its subsidiary, also has agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Pasadena, Garland and Baton Rouge Facilities. These facilities receive bariatric and orthopedic referrals from these and other sources and the organizations refers clients to other area hospitals. Payments made under these agreements for the fiscal years 2004, 2003 and 2002 were $6,430,000, $6,002,000 and $4,802,000, respectively. Future minimum payments under these agreements for the following fiscal years are: 2005, $6,900,000; 2006, $3,337,500 and 2007, $300,000.

The Company has contracts with doctors to manage various areas of the Company’s hospitals and other service agreements. Payments made under these agreements for the fiscal years ending August 31, 2004, 2003 and 2002 were $5,476,000, $1,776,000 and $741,000, respectively. Future minimum payments under the terms of these contracts and agreements for the following fiscal years are: 2005, $2,825,000; 2006, $1,213,000; 2007, $608,000 and 2008, $173,000.

Risks and Uncertainties

The Company maintains various insurance policies that cover each of its facilities. Specifically, the Company has claims-made malpractice coverage for its West Houston Facility and has occurrence coverage for its Pasadena and Garland Facilities. The Company previously had claims-made malpractice coverage for its Pasadena Facility until August 12, 2002, at which time the Company converted to the occurrence coverage. The Company purchased tail coverage through August 12, 2004 (the applicable statute of limitations expiration date). In Louisiana, the Company is a member of the Louisiana Patient Compensation Fund and purchases insurance through the Louisiana Patient Compensation Fund for medical malpractice. In addition, all physicians granted privileges at the Company’s facilities are required to maintain medical malpractice insurance coverage. The Company also maintains general liability and property insurance coverage for each facility and flood coverage for the Baton Rouge Facility. The Company maintains workers’ compensation coverage for the Baton Rouge Facility, but does not currently maintain worker’s compensation coverage in Texas. In regard to the Employee Health Insurance Plan, the Company is self insured with specific and aggregate re-insurance with stop-loss levels appropriate for the Company’s group size. Coverages are maintained in amounts management deems adequate.

A shareholder derivative action alleging breach of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment, Flory v. Chan, et al., H-02-3123, was brought in U.S. District Court for the Southern District of Texas in August 2002, but was stayed on November 12, 2002 by the district court pending the outcome of a previously filed shareholder class action Hamilton v. Dynacq International, et. al., in the same court. Given the plaintiff’s dismissal of the appeal in the Hamilton shareholder class action and given the state court’s dismissal of the same or similar claims in the previously filed shareholder derivative action Brill v. Chan, et. al., filed in the 295th District Court of Harris County, Texas, the Company moved in the fourth quarter of fiscal 2004 to dismiss this derivative action. The court dismissed the action in October 2004 with prejudice against refiling, such dismissal being subject to the right of the plaintiffs to appeal.

In the second quarter of 2004, eight lawsuits were filed in the United States District Court for the Southern District of Texas (Houston Division) between December 24, 2003 and January 26, 2004, alleging federal securities law causes of action against the Company and various current and former officers and directors. The cases were filed as class actions brought on behalf of persons who purchased shares of Company common stock in the open market generally during the period of January 14, 2003 through

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2004

December 18, 2003. Under the procedures of the Private Securities Litigation Reform Act, certain plaintiffs have filed motions asking to consolidate these actions and be designated as lead plaintiff. The court consolidated the actions and appointed a lead plaintiff in the matter. An amended complaint was filed on June 30, 2004, asserting a class period of November 27, 2002 – December 19, 2003 and naming additional defendants, including Ernst & Young LLP, the Company’s prior auditors. The amended complaint seeks certification as a class action and alleges that the defendants violated Sections 10(b), 20(a), 20(A) and Rule 10b-5 under the Exchange Act by publishing materially misleading financial statements that did not comply with generally accepted accounting principles, making materially false or misleading statements or omissions regarding revenues and receivables, operations and financial results and engaging in an intentional fraudulent scheme aimed at inflating the value of Dynacq’s stock. After the Company filed its Form 10-K for fiscal 2003 on July 30, 2004, the procedural schedule was amended so that plaintiffs had until 30 days after the Company was current in its filings to file an amended complaint. The plaintiffs filed an amended complaint in September 2004. The Company is vigorously defending against the allegations and filed a motion to dismiss all or some of the claims in October 2004. The Company cannot predict the ultimate outcome of the lawsuit or whether the lawsuit will have a material adverse effect on the Company’s financial condition.

The lawsuit Leo Borrell v. Dynacq International, Inc., NeWeigh, Inc., and Diane Crumley, Vital Weight Control, Inc., d/b/a NeWeigh, and Vista Community Medical Center, L.L.C. (Cause No. 2002-13659) which was filed in March 2002 in the 281st Judicial District Court of Harris County, Texas was nonsuited in the fourth quarter of 2004.

In September 2003, a lawsuit, case number 598-564, was filed in the Twenty Fourth Judicial District Court for the Parish of Jefferson, State of Louisiana, by Liljeberg Enterprises International, L.L.C. against Vista Hospital of Baton Rouge, LLC, d/b/a Vista Surgical Hospital, Dynacq International, Inc., and Chiu M. Chan alleging that the plaintiff is owed damages in excess of $1,000,000 for costs of goods and services rendered for pharmacy operations at the Baton Rouge Facility. The plaintiff has asserted claims for breach of contract, fraud, negligence, fraudulent misrepresentation, negligent misrepresentation, civil conspiracy and gross negligence. On August 6, 2004, the plaintiff filed a Motion for Partial Summary Judgment claiming damages in the breach of contract claim in the amount of approximately $725,000 plus accounting fees. On October 8, 2004, Vista Hospital of Baton Rouge, an indirect majority-owned subsidiary of Dynacq, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. During the proceeding, Vista Hospital of Baton Rouge will continue to operate the Baton Rouge Facility and manage its property as a “debtor in possession” under the jurisdiction of the bankruptcy court. Vista Hospital of Baton Rouge filed for bankruptcy protection because, among other reasons, it is unable to pay the alleged damages sought by, and the costs of defending against, the lawsuit. On the date of Vista Hospital of Baton Rouge’s bankruptcy filing, the lawsuit was removed to the United States District Court for the Eastern District of Louisiana. Although we believe the bankruptcy filing automatically stays the lawsuit, Dynacq and Vista Hospital of Baton Rouge intend to continue to vigorously defend against the lawsuit but cannot predict the ultimate outcome of the lawsuit. Although Vista Hospital of Baton Rouge intends to propose a plan of reorganization to fully pay all creditors, Dynacq cannot predict the outcome of the Chapter 11 proceeding.

In August 2003, a lawsuit, cause number 2003-49810, was filed in the 133rd Judicial District, District Court of Harris County, Texas, by Regina Oliva, as representative of the person and estate of Nicolas Moreno et. al. against Vista Medical Center Hospital, Guy Rutledge Fogel, M.D., Jorge E. Jimenez, M.D., Jose Manuel Goldar, M.D., Betty Baker Tillman, C.R.N.A. and numerous other defendants including the Company and three subsidiaries, alleging in the eighth amended petition filed October 18, 2004 that plaintiff is owed damages for defendants’ negligence during Moreno’s spinal surgery of no more than $50,000,000 for past and future physical pain and suffering and past and future medical expenses. The plaintiff has also asserted claims for damages as a result of mental anguish and loss of financial support by various family members of Moreno. Plaintiff requests that defendants be jointly and severally liable for any damages awarded. We cannot predict the ultimate outcome of this lawsuit, the amount of damages, if any,

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2004

that may be ultimately awarded against the Company as one of the many defendants, or whether the lawsuit will have a material adverse effect on the Company’s financial condition. We believe the claims against us are without merit and intend to vigorously defend ourselves against this lawsuit.

From time to time, the Company is involved in litigation and administrative proceedings that are incidental to its business. The Company cannot predict whether any litigation to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows, or financial condition.

14. Concentrations of Credit Risk and Fair Value of Financial Instruments

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash investments and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of FDIC and Securities Investor Protection Corporation (“SIPC”) insurance limits; however, management believes that these financial institutions are of high quality and the risk of loss is minimal. At August 31, 2004, the Company had cash balances in excess of the FDIC and SIPC limits of $5,705,255.

As is customary in the healthcare business, the Company has accounts receivable from various third party payers. The Company does not request collateral from its customers and continually monitors its exposure for credit losses and maintains allowances for anticipated losses. Receivables from third party payers are normally in excess of 90% of the total receivables at any point in time. The mix of gross receivables from self-pay patients and third-party payers at August 31, 2004 and 2003 is as follows:

	2004	2003
Workers’ compensation	16%	14%
Workers’ compensation subject to Medical Dispute Resolution process	60%	55%
Commercial	10%	16%
Medicare	3%	4%
Medicaid	—%	1%
Self-pay	4%	1%
Other	7%	9%

	100%	100%

We had no major third party payers (customers) representing greater than 10% of the Company’s revenue or receivables for the years ended August 31, 2004, 2003 and 2002.

The carrying amounts of cash and cash equivalents, current receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s short-term borrowings, at August 31, 2004 and 2003, approximate their fair value.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2004

15. Quarterly Financial Data (unaudited)

	Quarters Ended
	November 30	February 28/29	May 31	August 31
2004
Revenues	$18,098,825	$16,867,680	$12,954,816	$14,928,057
Income (loss) from operations(1)	2,835,960	1,350,240	(1,921,116)	(3,917,605	)(2)
Income (loss) before extraordinary gain and cumulative effect of a change in accounting principle	1,276,739	881,910	(1,275,101)	(2,690,494)
Net income (loss)	1,463,609	881,910	(1,275,101)	(2,678,678)
Basic net income (loss) per common share before extraordinary gain and cumulative effect of a change in accounting principle	0.09	0.06	(0.09)	(0.18)
Diluted net income (loss) per common share before extraordinary gain and cumulative effect of a change in accounting principle	0.08	0.06	(0.09)	(0.18)
2003
Revenues	$17,933,926	$21,127,507	$25,606,146	$25,309,160
Income from operations	7,480,286	7,933,921	11,119,271	8,933,841	(3)
Income before extraordinary gain and cumulative effect of a change in accounting principle	4,173,100	4,122,741	6,396,834	5,124,614
Net income	5,161,817	4,122,741	6,396,834	5,205,931
Basic net income per common share before extraordinary gain and cumulative effect of a change in accounting principle	0.28	0.28	0.43	0.34
Diluted net income per common share before extraordinary gain and cumulative effect of a change in accounting principle	0.27	0.26	0.41	0.33

(1)	Sequential decline in income (loss) from operations is primarily due to drop in each quarter in net patient revenue at the Pasadena Facility, losses at the Garland Facility which began operations in November 2003 and increased legal and accounting fees.

(2)	Increase of loss from operations in the fiscal year 2004 fourth quarter is primarily due to reasons mentioned in footnote (1) above and also due to a $1.3 million impairment charge of the land at The Woodlands, Texas.

(3)	The decrease in the fiscal year 2003 fourth quarter income from operations as compared to the third quarter is the result of the accrual of $500,000 for the settlement of the shareholder derivative action and the accrual of other legal fees and expenses associated with the Company defending this and other lawsuits.

16. Subsequent events

Bankruptcy Filing by Subsidiary

On October 8, 2004, Vista Hospital of Baton Rouge, LLC (“VHBR”), an indirect majority-owned subsidiary of the Company that operates the Baton Rouge Facility, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2004

Texas. VHBR continues to operate its business and manage its property as a “debtor in possession” under the jurisdiction of the bankruptcy court.

VHBR filed for bankruptcy protection because, among other reasons, VHBR is unable to pay the alleged damages sought by, and the costs of defending against, a lawsuit, Liljeberg Enterprises International, L.L.C. v. Vista Hospital of Baton Rouge, LLC, d/b/a Vista Surgical Hospital, filed by Liljeberg Enterprises International, L.L.C. in September 2003 against both the Company and VHBR in the Twenty Fourth Judicial District Court for the Parish of Jefferson, State of Louisiana (case number 598-564).

Dynacq Healthcare, Inc.

Schedule II—Valuation and Qualifying Accounts

For the Years Ended August 31, 2004, 2003 and 2002

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions(2)	Balance at End of Period
2004
Contractual allowances	$98,162,339	$—	$65,374,813	$(35,355,855)	$128,181,297
Allowance for uncollectible accounts(3)	956,392	467,891	—	(222,518)	1,201,765
2003
Contractual allowances	$58,892,356	$—	$74,367,153	$(35,097,170)	$98,162,339
Allowance for uncollectible accounts(3)	443,505	512,887	—	—	956,392
2002
Contractual allowances	$50,177,205	$—	$48,877,728	$(40,162,577)	$58,892,356
Allowance for uncollectible accounts(3)	192,793	250,712	—	—	443,505

(1)	The amounts charged to contractual allowance are 51%, 45% and 43% of gross billed charges for fiscal years 2004, 2003 and 2002, respectively.

(2)	Reflects adjustment to the contractual allowance upon receipt of cash and settlement of account receivable. When cash is received for a particular account receivable and the Company considers the cash payment to be the final settlement of the account balance, the gross receivable is eliminated and the contractual allowance is reduced by the difference of the gross receivable and the cash collected.

(3)	The Company currently estimates uncollectible accounts expense on a monthly basis as 1% of gross outpatient revenue. Through August 31, 2003, the Company made no charge offs against the allowance for uncollectible accounts, as historically all charge offs have been against the contractual allowance. During the fiscal year ended August 31, 2004, the Company charged $222,518 against the allowance for uncollectible accounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

In connection with the audit of our financial statements for fiscal year ended August 31, 2004, our outside auditors identified and orally brought to the attention of the Audit Committee what they consider to be material weaknesses in our internal controls relating to:

•	the non-compliance by various departments in submitting information in accordance with procedures to ensure proper and timely recording of accounts payable;

•	family relationships among certain of our officers and employees; and

•	the failure to properly utilize the inventory software to track and report our inventory quantities on a real time basis.

(a) Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2004. Based on that evaluation, including consideration of the matters described in subsection (b) below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2004. KMC’s audit of the three fiscal years ended August 31, 2004 was conducted as a substantive audit without reliance on the Company’s internal controls.

Based on further detailed review of our internal controls as they relate to inventory and accounts payable during the fiscal year ended 2004, we determined that the accounts payable process had failed to record certain liabilities on a timely basis and the inventory management system had failed to track inventory on a continuous basis. We quantified this internal control weakness relating to accounts payable recordation by reconciling our liabilities to our subsequent payments. We quantified the inventory process control weakness by taking complete physical inventories at the end of each quarter and reconciling the physical counts to our records.

We have taken the following steps to address the issues identified as material weaknesses and which we believe enhance the effectiveness of our internal control over financial reporting and our disclosure controls and procedures:

•	Appointment of James G. Gerace, a certified public accountant, to the Board of Directors, to serve as the chair of the Audit Committee, with the Board having made the determination that Mr. Gerace meets the standards of an “audit committee financial expert” as set forth in the rules promulgated by the Securities and Exchange Commission;

•	Appointed a general counsel and a deputy general counsel who communicate directly with the Audit Committee and with the Board of Directors;

•	Appointed a Regulatory Compliance Officer for operations;

•	Established an internal audit department and appointed a Director of Internal Audit who reports directly to the Audit Committee;

•	Formed a Disclosure Committee that includes the Chief Executive Officer, the Chief Financial Officer and certain other officers and senior management;

•	Adopted a Code of Ethics applicable to the Chief Executive Officer, the Chief Financial Officer and other financial personnel;

•	Adopted a Code of Conduct applicable to all directors, officers and employees of the Company; and

•	Adopted a Whistleblower Policy for the enforcement of the Code of Ethics and Code of Conduct and posted such policy, as well as the Code of Ethics and the Code of Conduct, on the Company’s website.

Neither the general counsel, the deputy general counsel, the regulatory compliance officer nor the Director of Internal Audit have any prior business or family relationships with any members of management or major shareholders of the Company.

The Company is continuing to implement more rigorous policies and procedures with respect to its disclosure and financial reporting review process. The Company is committed to fully instituting enhanced disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-14(c).

(b) Changes in Internal Control Over Financial Reporting

We have implemented the following changes to our internal control over financial reporting and intend to implement additional changes as indicated below:

•	Beginning the first quarter of fiscal 2004 we changed to a more effective and reliable software system for consolidating financial information;

•	We have implemented a new software to more efficiently and timely account for fixed assets and depreciation, both for book and tax purposes;

•	We are continuing to implement more efficient and timely procedures for monthly closings;

•	We are continuing to implement a new procedure whereby our accounts payable data are being entered into the system immediately;

•	We have implemented a Company Policy on Contracts and Purchase Orders.

We will, during the course of pre-Sarbanes-Oxley preparation efforts, continue to look for opportunities to strengthen existing internal controls as well as implement new ones where warranted.

In light of these issues identified as material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2004, there were material weaknesses and deficiencies in our internal controls. Despite those material weaknesses and deficiencies in our internal controls as of such date, our Chief Executive Officer and Chief Financial Officer believe that there are no material inaccuracies, or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

In addition to identifying the internal control weaknesses listed above, our outside auditors tested our internal control over financial reporting to determine whether there were any other weaknesses that could have affected our financial statements for the fiscal year ended August 31, 2004. Our outside auditors tested our other internal control over financial reporting by reviewing processes, analytical reviews and substantive testing and by reviewing disbursement activity subsequent to fiscal year-end 2003. Based on these tests, our auditors have advised us that they did not identify any other material weaknesses in internal controls.

We have committed considerable resources to internal reviews and remedies. We are continuing our thorough review of our internal and disclosure controls including, but not limited to, information technology systems and financial reporting as part of the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002, but at this time we have not completed our review of the existing controls and their effectiveness and, therefore, cannot assure you that these controls and procedures will fully satisfy the requirements of Section 404.

Other than the changes described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2005 annual meeting to be filed on or before December 29, 2004.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2005 annual meeting to be filed on or before December 29, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2005 annual meeting to be filed on or before December 29, 2004.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2005 annual meeting to be filed on or before December 29, 2004.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2005 annual meeting to be filed on or before December 29, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 42 of this Report.

(a)(2) Financial Statement Schedule: See Schedule II on Page 71 of this Report.

(a)(3) Exhibits. The following exhibits are to be filed as part of the annual report:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

*Exhibit 2.1	Plan and Agreement of Merger dated October 3, 2003, among Dynacq Healthcare, Inc., a Delaware corporation, and Dynacq International, Inc., a Nevada corporation, incorporated by reference to Exhibit A to the Definitive Information Statement filed October 21, 2003.

*Exhibit 3.1	Certificate of Incorporation, incorporated by reference to Exhibit B to the Definitive Information Statement filed October 21, 2003.

*Exhibit 3.2	Bylaws, incorporated by reference to Exhibit C to the Definitive Information Statement filed October 21, 2003.

*Exhibit 10.1	1995 Non-Qualified Stock Option Plan for Consultants and Non-Employee Directors, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year 1996.

+*Exhibit 10.2	The Company’s Year 2000 Stock Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company’s Definitive Proxy Statement on Schedule 14A filed August 9, 2000.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

*Exhibit 10.3	Hospital Program Management Agreement dated November 15, 2002 between the Company and Vital Weight Control, Inc., incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

*Exhibit 10.4	Management Support and Marketing Agreement dated October 15, 2003 between the Company and Medical Multimedia Advertising, Inc. and Addendum thereto, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

+*Exhibit 10.5	Employment Agreement dated August 1, 2003 between James Baxter and the Company, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

+*Exhibit 10.6	Employment Agreement dated April 15, 2002 between Richard D. Valentine and the Company, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

+*Exhibit 10.7	Employment Agreement dated August 1, 2003 between Tammy Danberg-Farney and the Company, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

*Exhibit 10.8	WCMA Reducing Revolver Loan and Security Agreement No. 582-07653 dated as of May 18, 2001 between Dynacq International, Inc. and Merrill Lynch Business Financial Services, Inc., incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

**Exhibit 10.9	Amendment to Reducing Revolver and other Loan Documents, dated October 29, 2004, between the Company and Merrill Lynch Business Financial Services, Inc.

**Exhibit 10.10	Assumption Agreement, dated October 29, 2004, between the Company and Merrill Lynch Business Financial Services, Inc.

**Exhibit 10.11	Form of Indemnification Agreement with various officers and directors of the Company.

*Exhibit 10.12	Cash Sale Agreement of Raw land in Slidell, Louisiana dated January 23, 2004, incorporated by reference to Exhibit 10. 13 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

*Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

**Exhibit 21.1	Listing of subsidiaries.

**Exhibit 23.1	Consent of Killman, Murrell and Company, P.C.

**Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

**	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynacq Healthcare, Inc.

Date: November 12, 2004	By:	/s/ Chiu M. Chan
Chiu M. Chan, Chief Executive Officer (duly authorized officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chiu M. Chan Chiu M. Chan (Principal Executive Officer)	Chairman of the Board, CEO, President, and Secretary	November 12, 2004

/s/ Philip S. Chan Philip S. Chan (Principal Financial and Accounting Officer)	Director, Vice President - Finance, CFO, and Treasurer	November 12, 2004

/s/ Stephen L. Huber Stephen L. Huber	Director	November 12, 2004

/s/ Earl R. Votaw Earl R. Votaw	Director	November 12, 2004

/s/ Ping S. Chu Ping S. Chu	Director	November 12, 2004

/s/ James G. Gerace James G. Gerace	Director	November 12, 2004

EXHIBIT INDEX

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

*Exhibit 2.1	Plan and Agreement of Merger dated October 3, 2003, among Dynacq Healthcare, Inc., a Delaware corporation, and Dynacq International, Inc., a Nevada corporation, incorporated by reference to Exhibit A to the Definitive Information Statement filed October 21, 2003.

*Exhibit 3.1	Certificate of Incorporation, incorporated by reference to Exhibit B to the Definitive Information Statement filed October 21, 2003.

*Exhibit 3.2	Bylaws, incorporated by reference to Exhibit C to the Definitive Information Statement filed October 21, 2003.

*Exhibit 10.1	1995 Non-Qualified Stock Option Plan for Consultants and Non-Employee Directors, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year 1996.

+*Exhibit 10.2	The Company’s Year 2000 Stock Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company’s Definitive Proxy Statement on Schedule 14A filed August 9, 2000.

*Exhibit 10.3	Hospital Program Management Agreement dated November 15, 2002 between the Company and Vital Weight Control, Inc., incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

*Exhibit 10.4	Management Support and Marketing Agreement dated October 15, 2003 between the Company and Medical Multimedia Advertising, Inc. and Addendum thereto, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

+*Exhibit 10.5	Employment Agreement dated August 1, 2003 between James Baxter and the Company, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

+*Exhibit 10.6	Employment Agreement dated April 15, 2002 between Richard D. Valentine and the Company, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

+*Exhibit 10.7	Employment Agreement dated August 1, 2003 between Tammy Danberg-Farney and the Company, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

*Exhibit 10.8	WCMA Reducing Revolver Loan and Security Agreement No. 582-07653 dated as of May 18, 2001 between Dynacq International, Inc. and Merrill Lynch Business Financial Services, Inc., incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

**Exhibit 10.9	Amendment to Reducing Revolver and other Loan Documents, dated October 29, 2004, between the Company and Merrill Lynch Business Financial Services, Inc.

**Exhibit 10.10	Assumption Agreement, dated October 29, 2004, between the Company and Merrill Lynch Business Financial Services, Inc.

**Exhibit 10.11	Form of Indemnification Agreement with various officers and directors of the Company.

*Exhibit 10.12	Cash Sale Agreement of Raw land in Slidell, Louisiana dated January 23, 2004, incorporated by reference to Exhibit 10. 13 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

*Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

**Exhibit 21.1	Listing of subsidiaries.

**Exhibit 23.1	Consent of Killman, Murrell and Company, P.C.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

**Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

**	Filed herewith.

+	Management contract or compensatory plan or arrangement.