Form 10-Q
period 2004-11-30
DYNACQ HEALTHCARE INC
filed 2005-01-07
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of January 5, 2005, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 14,851,568.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors

       Dynacq Healthcare, Inc.

       Houston, Texas

We have reviewed the consolidated balance sheet of Dynacq Healthcare, Inc., as of November 30, 2004, and the related consolidated statements of operations and cash flows for the three-month periods ended November 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dynacq Healthcare, Inc., as of August 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated October 30, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Killman, Murrell & Company, P.C.

Killman, Murrell & Company, P.C.

Houston, Texas

January 5, 2005

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	November 30, 2004	August 31, 2004
	(Reviewed)	(Audited)
Assets
Current assets:
Cash	$7,723,074	$5,537,776
Current portion of accounts receivable, net of contractual allowances of approximately $73,890,000 and $76,736,000 and allowances for uncollectible accounts of approximately $744,000 and $719,000 at November 30, 2004 and August 31, 2004, respectively	15,475,191	16,629,780
Accounts receivable - other	332,929	152,525
Inventories	2,545,705	2,576,067
Prepaid expenses	540,655	668,270
Deferred tax assets	1,335,326	1,294,555
Income taxes receivable	3,833,298	5,523,248

Total current assets	31,786,178	32,382,221

Property and equipment, net	37,687,498	38,004,680
Long-term portion of accounts receivable, net of contractual allowances of approximately $56,765,000 and $51,445,000 and allowances for uncollectible accounts of approximately $572,000 and $482,000 at November 30, 2004 and August 31, 2004, respectively	11,888,584	11,148,789
Goodwill	582,547	582,547
Other assets	1,043,183	1,023,595

Total assets	$82,987,990	$83,141,832

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	November 30, 2004	August 31, 2004
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Cash overdraft	$—	$622,375
Accounts payable	4,379,827	4,741,992
Accrued liabilities	6,110,232	4,912,816
Notes payable	6,466,683	6,590,004
Current taxes payable	454,016	379,094
Current portion of capital lease obligations	141,225	127,087

Total current liabilities	17,551,983	17,373,368
Non-current liabilities:
Deferred tax liabilities	1,499,698	1,600,705
Long-term portion of capital lease obligations	242,231	290,308

Total liabilities	19,293,912	19,264,381

Minority interests	717,386	666,794

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 16,399,843 shares issued at November 30, 2004 and at August 31, 2004	16,400	16,400
Treasury stock, 1,548,275 shares at November 30, 2004 and at August 31, 2004, at cost	(7,424,449)	(7,424,449)
Additional paid-in capital	18,980,710	18,982,951
Retained earnings	51,835,852	52,113,026
Deferred compensation	(431,821)	(477,271)

Total stockholders’ equity	62,976,692	63,210,657

Total liabilities and stockholders’ equity	$82,987,990	$83,141,832

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Reviewed)

	Three months ended November 30,
	2004	2003
Net patient service revenue	$15,011,711	$18,098,825

Costs and expenses:
Compensation and benefits	4,686,560	5,656,185
Medical services and supplies	2,694,195	2,489,292
Other operating expenses	6,895,445	6,115,683
Provision for uncollectible accounts	114,516	130,639
Depreciation and amortization	1,056,936	871,066

Total costs and expenses	15,447,652	15,262,865

Income (loss) from operations	(435,941)	2,835,960

Other income (expense):
Rent and other income	132,975	90,632
Interest income	10,136	1,920
Interest expense	(76,646)	(63,104)

Total other income, net	66,465	29,448

Income (loss) before income tax, minority interests and extraordinary gain	(369,476)	2,865,408
Benefit (provision) for income taxes	27,644	(1,391,625)
Minority interest in loss (earnings)	64,658	(197,044)

Income (loss) before extraordinary gain	(277,174)	1,276,739
Extraordinary gain, net of $114,170 of income tax expense in 2003	—	186,870

Net income (loss)	$(277,174)	$1,463,609

Basic earnings (loss) per common share:
Income (loss) before extraordinary gain	$(0.02)	$0.09
Extraordinary gain, net of tax	—	0.01

Net income (loss)	$(0.02)	$0.10

Diluted earnings (loss) per common share:
Income (loss) before extraordinary gain	$(0.02)	$0.08
Extraordinary gain, net of tax	—	0.01

Net income (loss)	$(0.02)	$0.09

Weighted average common shares—basic	14,851,568	14,865,932

Weighted average common shares—diluted	14,851,568	15,538,938

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Three months ended November 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$(277,174)	$1,463,609
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary gain, net of tax	—	(186,870)
Depreciation and amortization	1,056,936	871,066
Provision for uncollectible accounts	114,516	130,639
Deferred income taxes	(141,778)	265,395
Minority interests in earnings (loss)	(64,658)	197,044
Stock options issued for compensation	(2,241)	913,648
Deferred stock compensation amortization	45,450	45,450
Changes in operating assets and liabilities:
Accounts receivable	300,278	2,755,699
Inventories	30,362	1,702
Prepaid expenses	127,615	146,494
Income taxes receivable	1,689,950	1,080,190
Other assets	(22,088)	45,469
Cash overdrafts	(622,375)	—
Accounts payable	(362,165)	(174,037)
Accrued liabilities	504,651	(292,304)
Income taxes payable	74,922	(10,449)

Net cash provided by operating activities	2,452,201	7,252,745

Cash flows from investing activities
Purchase of property and equipment	(737,254)	(2,497,833)
Accrued liabilities related to purchase of property and equipment	692,765	1,729,902
Purchase of accounts receivable - other	(244,000)	—
Collections on purchased accounts receivable - other	63,596	—
Payment of accrued liabilities related to purchase of property and equipment	—	(1,650,000)

Net cash used in investing activities	(224,893)	(2,417,931)

Cash flows from financing activities
Payment on notes payable	(123,321)	(5,359,860)
Deposit for proposed sale of accounts receivable	—	3,360,000
Payments on capital leases	(33,939)	(42,360)
Proceeds from exercise of stock options	—	140,481
Distributions to minority interest holders	(84,750)	(715,000)
Sale (purchase) of minority interests	200,000	(400,000)

Net cash used in financing activities	(42,010)	(3,016,739)

Net increase in cash	2,185,298	1,818,075
Cash at beginning of period	5,537,776	1,883,833

Cash at end of period	$7,723,074	$3,701,908

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$64,870	$101,101

Income taxes	$4,488	$56,759

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

November 30, 2004

(reviewed)

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $4.1 million and $3.4 million for the quarters ended November 30, 2004 and 2003, respectively. These consolidated financial statements also include the accounts of Vista Hospital of Baton Rouge, LLC, an indirect majority-owned subsidiary of the Company that operates the Baton Rouge Facility, which is currently in Chapter 11 bankruptcy proceedings. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2004. Operating results for the quarter ended November 30, 2004 are not necessarily indicative of the results that may be expected for the year ending August 31, 2005.

The Company operates in one line of business and its strategy is to develop and operate general acute care hospitals designed to handle specialized general surgeries such as bariatric, orthopedic and neuro spine surgeries. The Company manages these hospitals on an individual basis. The hospitals’ economic characteristics, nature of their operations, regulatory environment in which they operate and the manner in which they are managed are all similar. Accordingly, the Company aggregates its hospitals into a single reportable segment as that term is defined by SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information.”

General

As of November 30, 2004, the Company operated two facilities in the Houston metropolitan area (Pasadena and West Houston Facilities), and one each in the Dallas-Fort Worth area (Garland Facility) and in Baton Rouge (Baton Rouge Facility). The Garland Facility was acquired in August 2003, and surgical procedures started at this facility at the end of November 2003.

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

Reclassification

Accounts receivable-other of $152,525 has been stated separately out of other assets as of August 31, 2004 to be consistent with the current presentation.

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

	Three months ended November 30,
	2004	2003
Net income (loss) as reported	$(277,174)	$1,463,609
Add: stock-based compensation costs included in reported net income, net of taxes	29,543	29,543
Deduct: stock based compensation costs, net of taxes under SFAS 123	(141,834)	(141,834)

Pro forma net income (loss)	$(389,465)	$1,351,318

Per share information:
Basic, as reported	$(0.02)	$0.10
Basic, pro forma	(0.03)	0.09
Diluted, as reported	(0.02)	0.09
Diluted, pro forma	(0.03)	0.09

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three months ended November 30,
	2004	2003
Estimated fair value	$7.25	$7.25
Expected life (years)	4.62	4.62
Risk free interest rate	4.20%	4.20%
Volatility	60.00%	60.00%
Dividend yield	—%	—%

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

Contractual Allowance

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis to gross billed revenue on a case-by-case basis by operating facility. This ratio of cash collections to billed services is then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for the three months ended November 30, 2004 and 2003:

	2004	2003
Gross billed charges	$32,913,501	$32,097,545
Contractual allowance	17,901,790	13,998,720

Net revenue	$15,011,711	$18,098,825

Contractual allowance percentage	54%	44%

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. The estimated accounts receivable not expected to be collected within twelve months of the balance sheet date have been shown as long-term receivables and represent receivables in the Medical Dispute Resolution (“MDR”) and legal third party financial class. The contractual allowance is provided as revenue is recognized. At each balance sheet date management reviews the accounts receivables for collectibility. If after the review management believes certain receivables would be uncollectible, the receivable would be written down to the expected collectable amount. Management has not written down any receivables during the quarters ended November 30, 2004 and 2003 as a result of the collectibility test.

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

Allowance for Uncollectible Accounts

The Company has estimated uncollectible accounts expense as 1% of gross outpatient revenue. The Company normally makes no charge offs against allowance for uncollectible accounts, as historically all charge offs have been against the contractual allowance. However, during the quarter ended November 30, 2003, the Company charged $200,254 against the allowance for uncollectible accounts.

Minority Interests

The equity of minority investors (generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 2.14% to 10.0% at November 30, 2004). During the quarter ended November 30, 2003, the Company purchased minority interest from certain minority interest holders at an amount that was $301,040 less than the net book value of the minority interest liability on the date of purchase. The $301,040 less applicable income taxes of $114,170 has been recorded as an extraordinary gain during the quarter ended November 30, 2003. The partnership agreement provided a means for the minority interest holders to be cashed out at the net book value. The amounts paid to the minority interest holders were less than the buy out amount that was called for in the partnership agreements. Legal counsel has advised the Company that the acquisitions were negotiated transactions occurring outside the partnership agreement.

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

On December 7, 2004, the Bankruptcy Court denied Liljeberg’s motion to dismiss and motion for relief from stay. VHBR intends to file a plan of reorganization to fully pay all creditors as soon as possible. Dynacq cannot predict the outcome of the Chapter 11 proceeding or the lawsuit.

Debtor-in-Possession financial statements. Under the Bankruptcy Code, VHBR is required to periodically file with the bankruptcy court various documents, including financial statements of the VHBR as a Debtor-in-Possession. These financial statements are prepared according to requirements of the Bankruptcy Code. While these financial statements accurately provide information required by the Bankruptcy Code, which is not wholly in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP), they are unconsolidated, unaudited, and prepared in a format different from that used in our consolidated financial statements filed under the securities laws and from that used in the consolidated financial statements, which are prepared in accordance with U.S. GAAP. Accordingly, we believe the substance and format of the financial statements prepared for the bankruptcy court do not allow meaningful comparison with the following financial statements.

Basis of presentation. We continue to consolidate VHBR as the Debtor in our consolidated financial statements. While generally it is appropriate to deconsolidate a subsidiary during its Chapter 11 proceedings on the basis that control no longer rests with the parent, the facts and circumstances particular to our situation support the continued consolidation of the subsidiary. Specifically:

•	the entire duration of the Chapter 11 proceedings is likely to be short, anticipated to be less than one year, excluding any potential appeals;

•	the Debtor filed Chapter 11 proceedings because, among other reasons, VHBR is unable to pay the alleged damages sought by, and the costs of defending against, the Liljeberg lawsuit; and

•	we anticipate that we will continue to own a majority of the equity of the Debtor upon completion of a plan of reorganization. As such, we do not believe a plan of reorganization will impact our equity ownership of the Debtor.

VHBR as Debtor-in-Possession

Condensed Statement of Operations

(Unaudited)

Three Months Ended November 30, 2004
Net patient service revenues	$4,102,324
Costs and expenses	4,940,342

Loss from operations	(838,018)
Other income (expense)	24,053

Net loss	$(813,965)

VHBR as Debtor-in-Possession Condensed Balance Sheet (Unaudited)
November 30, 2004
Assets
Current assets:
Cash	$2,436,643
Accounts receivable, net	4,114,492
Inventories	614,096
Prepaid expenses	209,009
Amounts receivable from related parties	3,970,833

Total current assets	11,345,073
Other assets	147,654

Total assets	$11,492,727

Liabilities and members’ deficit
Current liabilities:
Accounts payable	$942,970
Accrued liabilities	485,032
Amounts due to related parties	10,531,403

Total current liabilities	11,959,405

Members’ deficit	(466,678)

Total liabilities and members’ deficit	$11,492,727

VHBR as Debtor-in-Possession Condensed Statement of Cash Flows (Unaudited)
Three Months Ended November 30, 2004
Total cash flows used in operating activities	$(207,645)
Total cash flows from financing activities	1,838,930

Increase in cash	1,631,285
Cash at beginning of period	805,358

Cash at end of period	$2,436,643

There can be no assurance that we will obtain the required judicial approval of a proposed plan of reorganization or any revised plan of reorganization acceptable to us. In such event, a prolonged Chapter 11 proceeding could adversely affect the Debtor’s relationships with customers, suppliers, and employees, which in turn could adversely affect the Debtor’s competitive position, financial condition, and results of operations. In addition, if the Debtor is unsuccessful in obtaining confirmation of a plan of reorganization, the assets of the Debtor could be liquidated in the Chapter 11 proceedings. Dynacq cannot predict the outcome of the Chapter 11 proceedings.

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

A shareholder derivative action alleging breach of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment, Flory v. Chan, et al., H-02-3123, was brought in U.S. District Court for the Southern District of Texas in August 2002, but was stayed on November 12, 2002 by the district court pending the outcome of a previously filed shareholder class action Hamilton v. Dynacq International, et. al., in the same court. Given the plaintiff’s dismissal of the appeal in the Hamilton shareholder class action and given the state court’s dismissal of the same or similar claims in the previously filed shareholder derivative action Brill v. Chan, et. al., filed in the 295th District Court of Harris County, Texas, the Company moved in the fourth quarter of fiscal 2004 to dismiss this derivative action. The court dismissed the action in October 2004 with prejudice against refiling, such dismissal being subject to the right of the plaintiffs to appeal. The plaintiffs appealed the dismissal to the United States Fifth Circuit Court of Appeals on November 22, 2004.

In September 2003, a lawsuit, case number 598-564, was filed in the Twenty Fourth Judicial District Court for the Parish of Jefferson, State of Louisiana, by Liljeberg Enterprises International, L.L.C. against Vista Hospital of Baton Rouge, LLC, d/b/a Vista Surgical Hospital, Dynacq International, Inc., and Chiu M. Chan alleging that the plaintiff is owed damages in excess of $1,000,000 for costs of goods and services rendered for pharmacy operations at the Baton Rouge Facility. The plaintiff has asserted claims for breach of contract, fraud, negligence, fraudulent misrepresentation, negligent misrepresentation, civil conspiracy and gross negligence. On August 6, 2004, the plaintiff filed a Motion for Partial Summary Judgment claiming damages in the breach of contract claim in the amount of approximately $725,000 plus accounting fees. On October 8, 2004, Vista Hospital of Baton Rouge, an indirect majority-owned subsidiary of Dynacq, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. During the proceeding, Vista Hospital of Baton Rouge continues to operate the Baton Rouge Facility and manage its property as a “debtor in possession” under the jurisdiction of the bankruptcy court. Vista Hospital of Baton Rouge filed for bankruptcy protection because, among other reasons, it is unable to pay the alleged damages sought by, and the costs of defending against, the lawsuit. On the date of Vista Hospital of Baton Rouge’s bankruptcy filing, the lawsuit was removed to the United States District Court for the Eastern District of Louisiana. On December 7, 2004, the Bankruptcy Court denied Liljeberg’s motion to dismiss and motion for relief from stay. Vista Hospital of Baton Rouge intends to file a plan of reorganization to fully pay all creditors as soon as possible. Dynacq cannot predict the outcome of the Chapter 11 proceeding or the lawsuit.

From time to time, the Company is involved in litigation and administrative proceedings that are incidental to its business. The Company cannot predict whether any litigation to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows, or financial condition. See “Item 3. Legal Proceedings” on our Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Such forward-looking statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the risks and uncertainties described in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2004. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You must read the following discussion of the results of our business and our operations and financial condition in conjunction with our reviewed consolidated financial statements, including the notes, included in this quarterly report on Form 10-Q and our audited consolidated financial statements, including the notes, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Executive Summary

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

On December 7, 2004, the Bankruptcy Court denied Liljeberg’s motion to dismiss and motion for relief from stay. VHBR intends to file a plan of reorganization to fully pay all creditors as soon as possible. Dynacq cannot predict the outcome of the Chapter 11 proceeding.

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended November 30, 2004. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2004.

Results of Operations

	Three months ended November 30,
	2004		2003
Net patient service revenue	$15,011,711	100%	$18,098,825	100%

Costs and expenses:
Compensation and benefits	4,686,560	31	5,656,185	31
Medical services and supplies	2,694,195	18	2,489,292	14
Other operating expenses	6,895,445	46	6,115,683	34
Provision for uncollectible accounts	114,516	1	130,639	1
Depreciation and amortization	1,056,936	7	871,066	5

Total costs and expenses	15,447,652	103	15,262,865	84

Income (loss) from operations	(435,941)	(3)	2,835,960	16

Income (loss) before income tax, minority interests and extraordinary gain	(369,476)	(2)	2,865,408	16
Benefit (provision) for income taxes	27,644	—	(1,391,625)	(8)
Minority interest in loss (earnings)	64,658	—	(197,044)	(1)

Income (loss) before extraordinary gain	(277,174)	(2)	1,276,739	7

Net income (loss)	$(277,174)	(2)%	$1,463,609	8%

Operational statistics (Number of medical procedures):
Inpatient:
Bariatrics	104		168
Orthopedics	224		100
Other	71		26

Total inpatient procedures	399		294
Outpatient:
Orthopedics	140		175
Other	644		642

Total outpatient procedures	784		817

Total procedures	1,183		1,111

Three Months Ended November 30, 2004 Compared to the Three Months Ended November 30, 2003

Net patient service revenue decreased by $3,087,114 or 17% from $18,098,825 to $15,011,711 and total surgical cases increased by 6% from 1,111 cases to 1,183 cases for the quarters ended November 30, 2003 and 2004, respectively. For the hospital facilities that were in operations in each of the quarters ended November 30, 2003 and 2004, the net patient service revenues and cases declined as follows:

	Percentage decline from 2003 to 2004
Facility	Net patient revenue	Cases
Pasadena	36%	40%
West Houston	53	7
Baton Rouge	20	37
Overall	33	33

These declines in net patient revenue and cases were partially offset by the $2,832,000 of revenue and 444 cases reported by the Garland Facility in the quarter ended November 30, 2004. This facility had started operations towards the end of November 2003.

                The net patient revenue per case declined $3,600 or 22% from $16,290 in 2003 to $12,690 in 2004. The decline in net patient revenue per case was the result of a 38% decline in bariatric cases, such cases having a significantly higher average rate, and by a change in the mix of orthopedic cases. The low insurance reimbursement rate for the bariatric cases at the Baton Rouge Facility caused the Company to de-emphasize these surgery cases. The decline in the number of cases at the Pasadena Facility was the result of the loss of doctors practicing at the facility in fiscal year 2004.

We are actively engaged in efforts to recruit new physicians to the staff. While we have added several new physicians to the staffs of our facilities, we do not currently expect our financial results to significantly improve in the near future. If we were unable to attract and retain physicians on the staffs of our facilities, our financial situation could be adversely impacted.

Total costs and expenses increased by $184,787 or 1% from $15,262,865 in 2003 to $15,447,652 in 2004. The following discusses the various changes in costs and expenses:

Compensation and benefits declined $969,625 or 17%, however, compensation and benefits expenses remained constant as a percentage of net patient revenues. The Company made a concerted effort to reduce employee costs and expenses to match the decline in revenue.

Medical services and supplies expenses increased $204,903 or 8% while the number of surgery cases increased 6%. The increase in expenses was the direct result of the increase in the number of cases and higher prices paid for medical supplies.

Other operating expenses did not decline proportionately with the decline in revenue but increased by $779,762 or 13%. The inverse relationship was caused by the operations of the Garland Facility in the first quarter of 2005 and increased legal, accounting and marketing expenses. The other operating expenses at the Garland Facility aggregated $801,971 for the quarter ended November 30, 2004. The other operating expenses at the Company’s other facilities that were in operations during the quarters ended November 30, 2004 and 2003 did not change appreciably, as declines in facility operating expenses were offset by increases in general and administrative expenses.

Depreciation and amortization expense increased $185,870 or 21% primarily due to the addition of the Baton Rouge and Garland Facilities.

Minority interest in earnings decreased $261,702 or 133% as compared to the quarter ended November 30, 2003, primarily due to the decrease in earnings of those subsidiaries with minority owners.

Liquidity and Capital Resources

The Company maintained sufficient liquidity in the quarter ended November 30, 2004 to meet its business needs. As of November 30, 2004, its principal source of liquidity included $7,723,074 in cash.

Cash flow from operating activities

Total cash flow from operating activities was $2,452,201 during the period ended November 30, 2004, primarily due to the receipt of an income tax refund of $1,655,000.

Cash flow from investing activities

Total cash flow used in investing activities was $224,893 during the current period primarily due to the purchase of certain accounts receivable from a physician.

Cash flow from financing activities

Total cash flow used in financing activities was $42,010 during the current period. During the quarter ended November 30, 2004, the Company repaid its line of credit by $123,321. During the quarter ended November 30, 2004, the Company collected $200,000 towards sales of minority interest at its Garland Facility.

The Company had working capital of $14,234,195 as of November 30, 2004, and maintained a liquid position by a current ratio of approximately 1.8 to 1. The Company’s management believes that available cash and funds generated from operations will be sufficient for the Company to finance working capital requirements for the current fiscal year.

The Company has a reducing revolving line of credit with a financial institution. The line is reduced monthly by an amount equal to 1/180th of the original loan amount. The maturity date of the line of credit is February 28, 2005. The amount drawn under the line of credit at November 30, 2004 was approximately $5.8 million. The interest rate on the line of credit is based on the “dealer commercial paper” rate plus 2.3%. There can be no assurance that the Company will have sufficient funds available to meet all of its capital needs.

The Company intends to refinance or repay such amounts prior to the maturity date. If the Company is unable to repay all outstanding balances by the maturity date, the lender may assess a late charge in the amount of 5% of the then outstanding obligations, immediately initiate legal proceedings and proceed against the Company’s assets to satisfy its obligations under the agreement. The Company’s obligations under the agreement are secured by substantially all of its assets.

Subsequent Events/Recent Developments

Grant of Stock Options to Employees

On December 16, 2004, the Compensation Committee of the Board of Directors granted stock options to full time employees (other than the executive officers) of the Company and its subsidiaries, such grants totaling 933,000 shares of common stock, vesting in each of the subsequent four (4) years on the anniversary date of the grant, and having an exercise price of $4.90 per share. On January 4, 2005, the Compensation Committee granted stock options to two full time employees (not executive officers) of the Company and its subsidiaries, such grants totaling 3,000 shares of common stock, vesting in each of the subsequent four (4) years on the anniversary date of the grant, and having an exercise price of $5.00 per share.

Changes in Directors and Executive Officers

On December 31, 2004, James N. Baxter, who had served as a Company’s Executive Vice President and Investor Relations Director since July 2003, resigned from the Company.

Election of Directors and Ratification of Engagement of Independent Auditors

On January 4, 2005, the Company held its Annual Meeting of Stockholders. Each of our directors were reelected to serve until our next annual meeting of shareholders or until their respective successors are elected and qualified. Messrs. Gerace, Chu and Huber were reappointed to the Audit Committee, and Messrs. Gerace, Chu and Votaw were reappointed to the Compensation Committee.

The stockholders also ratified the engagement of Killman, Murrell & Company, P.C. as the independent auditors for the fiscal year ending August 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to the Company’s operations result primarily from changes in interest rates as well as credit risk concentrations. Except for the refundable deposit made in the second fiscal quarter of 2003 of approximately $604,000 for the lease of land in Shanghai, China, which is in local currency, all of the Company’s contracts are denominated in US dollars and, therefore, the Company has no significant foreign currency risk.

The Company had $5.8 million drawn under the line of credit as of November 30, 2004. The total interest expense incurred by the Company during this quarter was approximately $60,000.

Other than as disclosed herein, there have been no material changes in the Company’s exposure to market risk from the disclosure included in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

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

Further, as stated in our annual report on Form 10-K for the fiscal year ended August 31, 2004, based on our review of the accounts payable process and inventory tracking system, we determined that our accounts payable process had failed to record certain liabilities on a timely basis and our inventory management system had failed to track inventory on a continuous basis. With respect to the first fiscal quarter of 2005 ended on November 30, 2004, we quantified this material weakness in internal controls relating to accounts payable recordation by reconciling our liabilities to our subsequent payments. We quantified the inventory process control weakness by taking complete physical inventories at the end of each quarter and reconciling the physical counts to our records.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that they cannot reasonably conclude that our disclosure controls and procedures were effective as of November 30, 2004 at the reasonable assurance level and designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods.

Despite the material weaknesses in our internal controls identified as of such date, our Chief Executive Officer and Chief Financial Officer believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made. To overcome the material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer directed our internal accounting staff to provide additional substantive accounting information and data to our outside auditors, in conjunction with their review of the consolidated financial statements for the three months ended November 30, 2004.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

A shareholder derivative action alleging breach of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment, Flory v. Chan, et al., H-02-3123, was brought in U.S. District Court for the Southern District of Texas in August 2002, but was stayed on November 12, 2002 by the district court pending the outcome of a previously filed shareholder class action Hamilton v. Dynacq International, et. al., in the same court. Given the plaintiff’s dismissal of the appeal in the Hamilton shareholder class action and given the state court’s dismissal of the same or similar claims in the previously filed shareholder derivative action Brill v. Chan, et. al., filed in the 295th District Court of Harris County, Texas, the Company moved in the fourth quarter of fiscal 2004 to dismiss this derivative action. The court dismissed the action in October 2004 with prejudice against refiling, such dismissal being subject to the right of the plaintiffs to appeal. The plaintiffs appealed the dismissal to the United States Fifth Circuit Court of Appeals on November 22, 2004.

In September 2003, a lawsuit, case number 598-564, was filed in the Twenty Fourth Judicial District Court for the Parish of Jefferson, State of Louisiana, by Liljeberg Enterprises International, L.L.C. against Vista Hospital of Baton Rouge, LLC, d/b/a Vista Surgical Hospital, Dynacq International, Inc., and Chiu M. Chan alleging that the plaintiff is owed damages in excess of $1,000,000 for costs of goods and services rendered for pharmacy operations at the Baton Rouge Facility. The plaintiff has asserted claims for breach of contract, fraud, negligence, fraudulent misrepresentation, negligent misrepresentation, civil conspiracy and gross negligence. On August 6, 2004, the plaintiff filed a Motion for Partial Summary Judgment claiming damages in the breach of contract claim in the amount of approximately $725,000 plus accounting fees. On October 8, 2004, Vista Hospital of Baton Rouge, an indirect majority-owned subsidiary of Dynacq, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. During the proceeding, Vista Hospital of Baton Rouge continues to operate the Baton Rouge Facility and manage its property as a “debtor in possession” under the jurisdiction of the bankruptcy court. Vista Hospital of Baton Rouge filed for bankruptcy protection because, among other reasons, it is unable to pay the alleged damages sought by, and the costs of defending against, the lawsuit. On the date of Vista Hospital of Baton Rouge’s bankruptcy filing, the lawsuit was removed to the United States District Court for the Eastern District of Louisiana. On December 7, 2004, the Bankruptcy Court denied Liljeberg’s motion to dismiss and motion for relief from stay. Vista Hospital of Baton Rouge intends to file a plan of reorganization to fully pay all creditors as soon as possible. Dynacq cannot predict the outcome of the Chapter 11 proceeding or the lawsuit.

From time to time, the Company is involved in litigation and administrative proceedings that are incidental to its business. The Company cannot predict whether any litigation to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows, or financial condition. See “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matter to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
*		Exhibit 3.1	Certificate of Incorporation, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 000-21574.

*		Exhibit 3.2	Bylaws, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 222-21574.

*		Exhibit 10.1	Amendment to Reducing Revolver and Other Loan Documents, dated October 29, 2004, between the Company and Merrill Lynch Business Financial Services, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

*		Exhibit 10.2	Assumption Agreement, dated October 29, 2004, between the Company and Merrill Lynch Business Financial Services, Inc., incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

*	*	Exhibit 15.1	Letter Regarding Review of Interim Financial Information.

*	*	Exhibit 23.1	Auditor Consent.

*	*	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	*	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	*	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	*	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated by reference.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNACQ HEALTHCARE, INC.

Date: January 7, 2005	By:	/s/ Chiu M. Chan
Chiu M. Chan
Chief Executive Officer
(duly authorized officer)

Date: January 7, 2005	By:	/s/ Philip S. Chan
Philip S. Chan
Chief Financial Officer
(principal financial and accounting officer)

INDEX OF EXHIBITS

		EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
*		Exhibit 3.1	Certificate of Incorporation, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 000-21574.

*		Exhibit 3.2	Bylaws, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 222-21574.

*		Exhibit 10.1	Amendment to Reducing Revolver and Other Loan Documents, dated October 29, 2004, between the Company and Merrill Lynch Business Financial Services, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

*		Exhibit 10.2	Assumption Agreement, dated October 29, 2004, between the Company and Merrill Lynch Business Financial Services, Inc., incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

*	*	Exhibit 15.1	Letter Regarding Review of Interim Financial Information.

*	*	Exhibit 23.1	Auditor Consent.

*	*	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	*	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	*	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	*	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated by reference.
**	Filed herewith.