Form 10-Q/A
period 2004-11-30
DYNACQ HEALTHCARE INC
filed 2005-01-14
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment is being filed by Dynacq Healthcare, Inc. (the “Registrant”) to correct a clerical error in the “Notes to Consolidated Financial Statement” contained in Part I, Item 1. None of the amended information included herein in any way restates the financial results contained in the Registrant’s Consolidated Balance Sheets, Consolidated Statements of Operations, or Consolidated Statements of Cash Flows at, and as of, November 30, 2004 that were contained in the Quarterly Report on Form 10-Q for the three months ended November 30, 2004 filed January 7, 2005. In this amendment, we have corrected a clerical error made in the Notes to Consolidated Financial Statement for the “VHBR as Debtor-in-Possession - Condensed Balance Sheet - Amounts receivable from related parties; Total current assets; Total assets; Amounts due to related parties; Total current liabilities; and, Total liabilities and members’ deficit” to correctly reflect intercompany receivables and payables of the Registrant’s majority-owned subsidiary, Vista Hospital of Baton Rouge, LLC.

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

VHBR as Debtor-in-Possession Condensed Balance Sheet (Unaudited)
November 30, 2004
Assets
Current assets:
Cash	$2,436,643
Accounts receivable, net	4,114,492
Inventories	614,096
Prepaid expenses	209,009
Amounts receivable from related parties	1,210,805

Total current assets	8,585,045
Other assets	147,654

Total assets	$8,732,699

Liabilities and members’ deficit
Current liabilities:
Accounts payable	$942,970
Accrued liabilities	485,032
Amounts due to related parties	7,771,375

Total current liabilities	9,199,377

Members’ deficit	(466,678)

Total liabilities and members’ deficit	$8,732,699

VHBR as Debtor-in-Possession Condensed Statement of Cash Flows (Unaudited)
Three Months Ended November 30, 2004
Total cash flows used in operating activities	$(207,645)
Total cash flows from financing activities	1,838,930

Increase in cash	1,631,285
Cash at beginning of period	805,358

Cash at end of period	$2,436,643

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

DYNACQ HEALTHCARE, INC.

Date: January 14, 2005	By:	/s/ Chiu M. Chan
Chiu M. Chan
Chief Executive Officer
(duly authorized officer)

Date: January 14, 2005	By:	/s/ Philip S. Chan
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