Form 10-Q
period 2005-02-28
DYNACQ HEALTHCARE INC
filed 2005-04-08
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

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

Yes ☐ No ☒

As of April 1, 2005, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 14,851,568.

Table of Contents - PART I—FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors
Dynacq Healthcare, Inc.
Houston, Texas

We have reviewed the consolidated balance sheet of Dynacq Healthcare, Inc., as of February 28, 2005, the related consolidated statements of operations for the three-month and six-month periods ended February 28, 2005 and February 29, 2004, and cash flows for the six-month periods ended February 28, 2005 and February 29, 2004. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Killman, Murrell & Company, P.C.

Killman, Murrell & Company, P.C.

Houston, Texas

April 1, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	February 28, 2005	August 31, 2004
	(Reviewed)	(Audited)
Assets
Current assets:
Cash	$8,240,229	$5,537,776
Current portion of accounts receivable, net of contractual allowances of approximately $51,436,000 and $76,736,000 and allowances for uncollectible accounts of approximately $494,000 and $719,000 at February 28, 2005 and August 31, 2004, respectively	9,219,165	16,629,780
Accounts receivable - other	826,386	152,525
Inventories	2,467,873	2,576,067
Prepaid expenses	708,671	668,270
Deferred tax assets	1,478,047	1,294,555
Income taxes receivable	4,171,675	5,523,248

Total current assets	27,112,046	32,382,221

Property and equipment, net	37,060,080	38,004,680
Long-term portion of accounts receivable, net of contractual allowances of approximately $85,729,000 and $51,445,000 and allowances for uncollectible accounts of approximately $823,000 and $482,000 at February 28, 2005 and August 31, 2004, respectively	15,365,662	11,148,789
Goodwill	582,547	582,547
Other assets	1,039,713	1,023,595

Total assets	$81,160,048	$83,141,832

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	February 28, 2005	August 31, 2004
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Cash overdraft	$—	$622,375
Accounts payable	5,196,923	4,741,992
Accrued liabilities	5,131,373	4,912,816
Notes payable	6,344,338	6,590,004
Current taxes payable	538,711	379,094
Current portion of capital lease obligations	143,476	127,087

Total current liabilities	17,354,821	17,373,368
Non-current liabilities:
Deferred tax liabilities	1,299,653	1,600,705
Long-term portion of capital lease obligations	205,506	290,308

Total liabilities	18,859,980	19,264,381

Minority interests	560,801	666,794

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 16,399,843 shares issued at February 28, 2005 and at August 31, 2004	16,400	16,400
Treasury stock, 1,548,275 shares at February 28, 2005 and at August 31, 2004, at cost	(7,424,449)	(7,424,449)
Additional paid-in capital	18,973,469	18,982,951
Retained earnings	50,173,847	52,113,026
Deferred compensation	—	(477,271)

Total stockholders’ equity	61,739,267	63,210,657

Total liabilities and stockholders’ equity	$81,160,048	$83,141,832

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Reviewed)

	Three months ended		Six months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net patient service revenue	$14,037,040	$16,867,680	$29,048,751	$34,966,505

Costs and expenses:
Compensation and benefits	5,056,224	4,916,068	9,742,784	10,572,253
Medical services and supplies	2,666,872	2,627,229	5,361,067	5,116,521
Other operating expenses	7,905,362	6,897,673	14,800,807	13,013,356
Provision for uncollectible accounts	101,693	110,856	216,209	241,495
Depreciation and amortization	1,043,729	965,614	2,100,665	1,836,680

Total costs and expenses	16,773,880	15,517,440	32,221,532	30,780,305

Income (loss) from operations	(2,736,840)	1,350,240	(3,172,781)	4,186,200
Other income (expense):
Rent and other income	499,048	421,343	632,023	511,975
Interest income	13,363	11,173	23,499	13,093
Interest expense	(87,725)	(52,720)	(164,371)	(115,824)

Total other income, net	424,686	379,796	491,151	409,244

Income (loss) before income tax, minority interests and extraordinary gain	(2,312,154)	1,730,036	(2,681,630)	4,595,444
Benefit (provision) for income taxes	596,448	(810,996)	624,092	(2,202,621)
Minority interest in loss (earnings)	53,701	(37,130)	118,359	(234,174)

Income (loss) before extraordinary gain	(1,662,005)	881,910	(1,939,179)	2,158,649
Extraordinary gain, net of $114,170 of income tax expense	—	—	—	186,870

Net income (loss)	$(1,662,005)	$881,910	$(1,939,179)	$2,345,519

Basic earnings (loss) per common share:
Income (loss) before extraordinary gain	$(0.11)	$0.06	$(0.13)	$0.15
Extraordinary gain, net of tax	—	—	—	0.01

Net income (loss)	$(0.11)	$0.06	$(0.13)	$0.16

Diluted earnings (loss) per common share:
Income (loss) before extraordinary gain	$(0.11)	$0.06	$(0.13)	$0.14
Extraordinary gain, net of tax	—	—	—	0.01

Net income (loss)	$(0.11)	$0.06	$(0.13)	$0.15

Weighted average common shares—basic	14,851,568	14,836,312	14,851,568	14,847,919

Weighted average common shares—diluted	14,851,568	15,157,820	14,851,568	15,323,563

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Six months ended
	February 28, 2005	February 29, 2004
Cash flows from operating activities
Net income (loss)	$(1,939,179)	$2,345,519
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary gain, net of tax	—	(186,870)
Depreciation and amortization	2,100,665	1,836,680
Provision for uncollectible accounts	216,209	241,495
Deferred income taxes	(484,544)	1,064,146
Minority interests	(118,359)	234,174
Gain on sale of assets	—	(341,681)
Stock options issued for compensation	(9,482)	881,785
Deferred compensation amortization	477,271	90,900
Changes in operating assets and liabilities:
Accounts receivable	2,579,179	4,309,267
Inventories	108,194	(122,397)
Prepaid expenses	(40,401)	116,333
Income taxes receivable	1,351,573	(63,877)
Other assets	(3,001)	(582,734)
Cash overdrafts	(622,375)	—
Accounts payable	454,931	775,119
Accrued liabilities	218,557	(1,112,540)
Income taxes payable	159,617	31,588

Net cash provided by operating activities	4,448,855	9,516,907

Cash flows from investing activities
Purchase of property and equipment	(1,151,066)	(3,792,350)
Payment of accrued liabilities related to purchase of property and equipment	—	(1,650,000)
Purchase of accounts receivable - other	(532,601)	—
Collections of purchased accounts receivable - other	257,094	—

Net cash used in investing activities	$(1,426,573)	$(5,442,350)

Continued

Consolidated Statements of Cash Flows (continued)

	Six months ended
	February 28, 2005	February 29, 2004
Cash flows from financing activities
Payments on capital leases	$(68,413)	$(74,721)
Proceeds from note payable	—	4,976,324
Payments on note payable	(245,666)	(5,359,860)
Proceeds from exercise of stock options	—	496,369
Advance for proposed sale of accounts receivable	—	3,360,000
Repayment of advance for proposed sale of accounts receivable	—	(3,360,000)
Acquisition of treasury shares	—	(1,611,165)
Proceeds from sale of land	—	2,500,000
Contributions from minority interest holders	200,000	—
Distributions to minority interest holders	(155,750)	(1,355,000)
Purchase of minority interests	(50,000)	(570,000)

Net cash used in financing activities	(319,829)	(998,053)

Net increase in cash and cash equivalents	2,702,453	3,076,504
Cash and cash equivalents at beginning of period	5,537,776	1,883,833

Cash and cash equivalents at end of period	$8,240,229	$4,960,337

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$162,539	$137,818

Income taxes	$4,488	$1,170,764

Non cash investing and financing activities
Decrease in minority interest from acquisition	$—	$(350,970)
Increase in accrued liabilities	—	350,970

	$—	$—

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

February 28, 2005

(reviewed)

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $3.7 million and $4.4 million for the quarters ended February 28, 2005 and February 29, 2004, respectively, and $7.8 million and $7.8 million for the six months ended February 28, 2005 and February 29, 2004, respectively. These consolidated financial statements also include the accounts of Vista Hospital of Baton Rouge, LLC, an indirect majority-owned subsidiary of the Company that operates the Baton Rouge Facility, which is currently in Chapter 11 bankruptcy proceedings. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2004. Operating results for the quarter and six months ended February 28, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2005.

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

General

As of February 28, 2005, the Company operated two facilities in the Houston, Texas metropolitan area (Pasadena and West Houston Facilities), and one each in the Dallas-Fort Worth, Texas area (Garland Facility) and in Baton Rouge, Louisiana (Baton Rouge Facility). The Garland Facility was acquired in August 2003, and surgical procedures started at this facility at the end of November 2003.

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

Stock Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock compensation, until required otherwise by Statement of Financial Accounting Standards No. 123(R) (SFAS 123R). In December 2004, the Financial

Accounting Standards Board issued SFAS 123(R), “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123(R) will be effective for the Company beginning with the first fiscal quarter of 2006. The Company is currently evaluating the impact of SFAS 123(R) to its consolidated financial statements. As required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has determined pro forma net income and earnings per share, as if compensation cost for the employees stock options had been determined based upon fair values at the grant dates. These pro forma amounts are as follows:

	Three months ended		Six months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net income (loss) as reported	$(1,662,005)	$881,910	$(1,939,179)	$2,345,519
Add: stock-based compensation costs included in reported net income, net of taxes	280,684	29,543	310,227	59,086
Deduct: stock based compensation costs, net of taxes under SFAS 123	(141,834)	(141,834)	(283,668)	(283,668)

Pro forma net income (loss)	$1,523,155	$769,619	$(1,912,620)	$2,120,937

Per share information:
Basic, as reported	$(0.11)	$0.06	$(0.13)	$0.16
Basic, pro forma	(0.10)	0.05	(0.13)	0.14
Diluted, as reported	(0.11)	0.06	(0.13)	0.15
Diluted, pro forma	(0.10)	0.05	(0.13)	0.14

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three months ended		Six months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Estimated fair value	$7.25	$7.25	$7.25	$7.25
Expected life (years)	4.62	4.62	4.62	4.62
Risk free interest rate	4.20%	4.20%	4.20%	4.20%
Volatility	60.00%	60.00%	60.00%	60.00%
Dividend yield	—%	—%	—%	—%

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

Contractual Allowance

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis to gross billed revenue on a case-by-case basis by operating facility. This ratio of cash collections to billed services is then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for the three and six months ended February 28, 2005 and February 29, 2004:

	Three months ended		Six months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Gross billed charges	$30,581,937	$31,271,466	$63,495,438	$63,369,011
Contractual allowance	16,544,897	14,403,786	34,446,687	28,402,506

Net revenue	$14,037,040	$16,867,680	$29,048,751	$34,966,505

Contractual allowance percentage	54%	46%	54%	45%

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. The estimated accounts receivable not expected to be collected within twelve months of the balance sheet date have been shown as long-term receivables and represent receivables in the Medical Dispute Resolution (“MDR”) and legal third party financial class. The contractual allowance is provided as revenue is recognized. At each balance sheet date management reviews the accounts receivables for collectibility. If after the review management believes certain receivables would be uncollectible, the receivable would be written down to the expected collectable amount. Management has not written down any receivables during the quarters and six months ended February 28, 2005 and February 29, 2004 as a result of the collectibility test.

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

Allowance for Uncollectible Accounts

The Company has estimated uncollectible accounts expense as 1% of gross outpatient revenue. The Company normally makes no charge offs against allowance for uncollectible accounts, as historically all charge offs have been against the contractual allowance. However, during the quarter and six months ended February 29, 2004, the Company charged $22,264 and $222,518, respectively, against the allowance for uncollectible accounts.

Minority Interests

The equity of minority investors (generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 2.14% to 10% at various facilities at February 28, 2005). During the quarter ended November 30, 2003, the Company purchased minority interest from certain minority interest holders at an amount that was $301,040 less than the net book value of the minority interest liability on the date of purchase. The $301,040 less applicable income taxes of $114,170 has been recorded as an extraordinary gain during the quarter ended November 30, 2003. The partnership agreement provided a means for the minority interest holders to be cashed out at the net book value. The amounts paid to the minority interest holders were less than the buy out amount that was called for in the partnership agreements. Legal counsel has advised the Company that the acquisitions were negotiated transactions occurring outside the partnership agreement.

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

VHBR filed for bankruptcy protection because, among other reasons, VHBR was unable to pay the alleged damages sought by, and the costs of defending against, a lawsuit, Liljeberg Enterprises International, L.L.C. v. Vista Hospital of Baton Rouge, LLC, d/b/a Vista Surgical Hospital, filed by Liljeberg Enterprises International, L.L.C. in September 2003 against both the Company and VHBR in the Twenty Fourth Judicial District Court for the Parish of Jefferson, State of Louisiana (case number 598-564). On March 18, 2005, the Bankruptcy Court approved a settlement between Liljeberg Enterprises International, LLC, VHBR, Dynacq and Mr. Chiu Chan. Pursuant to the terms of the settlement, a Dynacq affiliate paid $1.2 million (the settlement amount) to Liljeberg Enterprises, and Liljeberg Enterprises assigned its claim against VHBR to the Dynacq affiliate and released VHBR, Dynacq, Mr. Chan and all of their affiliates from any claims, known or unknown.

On April 7, 2005, the Bankruptcy Court confirmed the plan of reorganization to fully pay all creditors. Although VHBR anticipates that the confirmed plan of reorganization will become effective on or about April 18, 2005 (if no appeals are filed), Dynacq cannot predict the outcome of the Chapter 11 proceeding.

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

Basis of presentation. We continue to consolidate VHBR as the Debtor in our consolidated financial statements. While generally it is appropriate to deconsolidate a subsidiary during its Chapter 11 proceedings on the basis that control no longer rests with the parent, the facts and circumstances particular to our situation support the continued consolidation of the subsidiary. Specifically:

•	the entire duration of the Chapter 11 proceedings is likely to be short, anticipated to be less than one year, excluding any potential appeals;

•	the Debtor filed Chapter 11 proceedings because, among other reasons, VHBR was unable to pay the alleged damages sought by, and the costs of defending against, the Liljeberg lawsuit; and

•	we anticipate that we will continue to own a majority of the equity of the Debtor upon consummation of the confirmed plan of reorganization. As such, we do not believe the plan of reorganization will impact our equity ownership of the Debtor.

VHBR as Debtor-in-Possession

Condensed Statement of Operations

(Unaudited)

	Three Months Ended February 28, 2005	Six Months Ended February 28, 2005
Net patient service revenues	$3,122,463	$7,224,787
Costs and expenses	6,551,269	11,491,611

Loss from operations	(3,428,806)	(4,266,824)
Other income (expense)	20,984	45,037

Net loss	$(3,407,822)	$(4,221,787)

VHBR as Debtor-in-Possession

Condensed Balance Sheet

(Unaudited)

February 28, 2005
Assets
Current assets:
Cash	$1,983,890
Accounts receivable, net	2,724,572
Inventories	629,476
Prepaid expenses	336,854
Amounts receivable from related parties	1,216,226

Total current assets	6,891,018
Other assets	147,654

Total assets	$7,038,672

Liabilities and members’ deficit
Current liabilities:
Accounts payable	$1,600,636
Accrued liabilities	1,635,679
Amounts due to related parties	7,676,857

Total current liabilities	10,913,172

Members’ deficit	(3,874,500)

Total liabilities and members’ deficit	$7,038,672

VHBR as Debtor-in-Possession

Condensed Statement of Cash Flows

(Unaudited)

Six Months Ended February 28, 2005
Total cash flows used in operating activities	$(560,458)
Total cash flows from financing activities	1,738,990

Increase in cash	1,178,532
Cash at beginning of period	805,358

Cash at end of period	$1,983,890

On April 7, 2005, the Bankruptcy Court approved VHBR’s proposed plan of reorganization. If such plan of reorganization is not consummated (or any revised plan of reorganization acceptable to us is not confirmed and consummated), such event could prolong the Chapter 11 proceeding. In such event, a prolonged Chapter 11 proceeding could adversely affect the Debtor’s relationships with customers, suppliers, and employees, which in turn could adversely affect the Debtor’s competitive position, financial condition, and results of operations. In addition, if the Debtor is unsuccessful in consummating the confirmed plan of reorganization, the assets of the Debtor could be liquidated in the Chapter 11 proceedings. Dynacq cannot predict the outcome of the Chapter 11 proceedings.

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

A shareholder derivative action alleging breach of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment, Flory v. Chan, et al., H-02-3123, was brought in U.S. District Court for the Southern District of Texas in August 2002, but was stayed on November 12, 2002 by the district court pending the outcome of a previously filed shareholder class action Hamilton v. Dynacq International, et. al., in another court in that district. Given the plaintiff’s dismissal of the appeal in the Hamilton shareholder class action and given the state court’s dismissal of the same or similar claims in the previously filed shareholder derivative action Brill v. Chan, et. al., filed in the 295th District Court of Harris County, Texas, the Company moved in the fourth quarter of fiscal 2004 to dismiss this derivative action. The court dismissed the action in October 2004 with prejudice against refiling. The plaintiffs appealed the dismissal to the United States Fifth Circuit Court of Appeals on November 22, 2004. The appellant’s opening brief is due April 15, 2005. Oral arguments, if any, have not yet been scheduled.

In the second quarter of 2004, eight lawsuits were filed in the United States District Court for the Southern District of Texas (Houston Division) between December 24, 2003 and January 26, 2004, alleging federal securities law causes of action against the Company and various current and former officers and directors. The cases were filed as class actions brought on behalf of persons who purchased shares of Company common stock in the open market generally during the period of January 14, 2003 through December 18, 2003. Under the procedures of the Private Securities Litigation Reform Act, the court consolidated the actions and appointed a lead plaintiff in the matter. An amended complaint was filed on June 30, 2004, asserting a class period of November 27, 2002 –

December 19, 2003 and naming additional defendants, including Ernst & Young LLP, the Company’s prior auditors. The amended complaint seeks certification as a class action and alleges that the defendants violated Sections 10(b), 20(a), 20(A) and Rule 10b-5 under the Exchange Act by publishing materially misleading financial statements that did not comply with generally accepted accounting principles, making materially false or misleading statements or omissions regarding revenues and receivables, operations and financial results and engaging in an intentional fraudulent scheme aimed at inflating the value of Dynacq’s stock. After the Company filed its Form 10-K for fiscal 2003 on July 30, 2004, the procedural schedule was amended so that plaintiffs had until 30 days after the Company was current in its filings to file an amended complaint. The plaintiffs filed an amended complaint in September 2004. The Company is vigorously defending against the allegations and filed a motion to dismiss all or some of the claims in October 2004. The Motion to Dismiss is scheduled for a non-evidentiary oral argument on May 13, 2005. The Company cannot predict the ultimate outcome of the lawsuit or whether the lawsuit will have a material adverse effect on the Company’s financial condition.

In September 2003, a lawsuit, case number 598-564, was filed in the Twenty Fourth Judicial District Court for the Parish of Jefferson, State of Louisiana, by Liljeberg Enterprises International, L.L.C. against Vista Hospital of Baton Rouge, LLC, d/b/a Vista Surgical Hospital (“VHBR”), Dynacq International, Inc., and Chiu M. Chan. On October 8, 2004, VHBR, an indirect majority-owned subsidiary of Dynacq, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. VHBR filed for bankruptcy protection because, among other reasons, it was unable to pay the alleged damages sought by, and the costs of defending against, the lawsuit. On the date of VHBR’s bankruptcy filing, the lawsuit was removed to the United States District Court for the Eastern District of Louisiana. During the bankruptcy proceeding, VHBR has continued to operate the Baton Rouge Facility and manage its property as a “debtor in possession” under the jurisdiction of the Bankruptcy Court. On March 18, 2005, the Bankruptcy Court approved a settlement between Liljeberg Enterprises International, LLC, VHBR, Dynacq and Mr. Chiu Chan. Pursuant to the terms of the settlement, a Dynacq affiliate paid $1.2 million (the settlement amount) to Liljeberg Enterprises, and Liljeberg Enterprises assigned its claim against VHBR to the Dynacq affiliate and released VHBR, Dynacq, Mr. Chan and all of their affiliates from any claims, known or unknown. On April 7, 2005, the Bankruptcy Court confirmed VHBR’s plan of reorganization to fully pay all creditors. Although VHBR anticipates that the plan of reorganization will become effective on or about April 18, 2005 (if no appeals are filed), Dynacq cannot predict the outcome of the Chapter 11 proceeding.

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

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Such forward-looking statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the following factors:

•	whether and how many physicians we will be able to recruit and maintain at our facilities;

•	the number of cases physicians will perform in the future;

•	the amount of time it will take to collect revenues associated with new cases;

•	the specific case and revenue mix at our facilities in the future;

•	our operating costs and costs of inventory;

•	and future insurance reimbursement rates;

and other risks described in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2004. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You must read the following discussion of the results of our business and our operations and financial condition in conjunction with our reviewed consolidated financial statements, including the notes, included in this quarterly report on Form 10-Q and our audited consolidated financial statements, including the notes, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended February 28, 2005. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2004.

Results of Operations

	Three months ended				Six months ended
	February 28, 2005		February 29, 2004		February 28, 2005		February 29, 2004
Net patient service revenue	$14,037,040	100%	$16,867,680	100%	$29,048,751	100%	$34,966,505	100%

Costs and expenses:
Compensation and benefits	5,056,224	36	4,916,068	29	9,742,784	34	10,572,253	30
Medical services and supplies	2,666,872	19	2,627,229	16	5,361,067	18	5,116,521	15
Other operating expenses	7,905,362	56	6,897,673	41	14,800,807	51	13,013,356	37
Provision for uncollectible accounts	101,693	1	110,856	1	216,209	1	241,495	1
Depreciation and amortization	1,043,729	7	965,614	6	2,100,665	7	1,836,680	5

Total costs and expenses	16,773,880	119	15,517,440	92	32,221,532	111	30,780,305	88

Income (loss) from operations	(2,736,840)	(19)	1,350,240	8	(3,172,781)	(11)	4,186,200	12

Income (loss) before income tax, minority interests and extraordinary gain	(2,312,154)	(16)	$1,730,036	10	(2,681,630)	(9)	4,595,444	13
Benefit (provision) for income taxes	596,448	4	(810,996)	(5)	624,092	2	(2,202,621)	(6)
Minority interest in loss (earnings)	53,701	—	(37,130)	—	118,359	—	(234,174)	(1)

Income (loss) before extraordinary gain	(1,662,005)	(12)	881,910	5	(1,939,179)	(7)	2,158,649	6

Net income (loss)	$(1,662,005)	(12)%	$881,910	5%	$(1,939,179)	(7)%	$2,345,519	7%

Operational statistics (Number of procedures):
Inpatient:
Bariatrics	96		158		200		326
Orthopedics	167		193		391		293
Other	53		45		124		71

Total inpatient procedures	316		396		715		690

Outpatient:
Orthopedics	68		224		208		399
Other	519		562		1,163		1,204

Total outpatient procedures	587		786		1,371		1,603

Total procedures	903		1,182		2,086		2,293

Three Months Ended February 28, 2005 Compared to the Three Months Ended February 29, 2004.

Net patient service revenue decreased by $2,830,640 or 17% from $16,867,680 to $14,037,040 and total surgical cases decreased by 24% from 1,182 cases to 903 cases for the quarters ended February 29, 2004 and February 28, 2005, respectively. Following are the changes in net patient service revenues and number of cases at the hospital facilities in each of the quarters ended February 29, 2004 and February 28, 2005:

	Percentage increase/(decrease) from 2004 to 2005
Facility	Net patient revenue	Cases
Pasadena	(22)%	(23)%
West Houston	(50)	(41)
Baton Rouge	(46)	(11)
Garland	250	(19)
Overall	(17)	(24)

The Garland Facility had a full quarter of operations in the current year, whereas in the prior year it had just started operations.

The decline in net patient revenue per case was the result of a 39% decline in bariatric cases, such cases having a significantly higher average rate, and by a change in the mix of orthopedic cases. The low insurance reimbursement rate for the bariatric cases at the Baton Rouge Facility caused the Company to de-emphasize these surgery cases at such facility. The decline in the number of cases at the Pasadena Facility was the result of the loss of doctors practicing at the facility in fiscal year 2004. These decreases were partially offset by an increase in net patient revenue per case which increased by $1,274 or 9% from $14,270 in 2004 to $15,545 in 2005.

We are actively engaged in efforts to recruit new physicians to the staff at each facility. Although we have added several new physicians, we cannot predict whether and how many new physicians we will be able to recruit to our facilities, the number of cases newly recruited physicians will perform in the future, the amount of time it will take to collect revenues associated with such new cases, the specific case and revenue mix at our facilities in the future, our operating costs and costs of medical services and supplies and future insurance reimbursement rates. All of these factors impact our net patient revenues. Any further decline in net patient revenues could have a material adverse effect on our financial condition and results of operations. Any of these factors could adversely impact our future operating performance and results of operations.

Total costs and expenses increased by $1,256,440 or 8% from $15,517,440 in 2004 to $16,773,880 in fiscal 2005. The following discusses the various changes in costs and expenses:

•	Compensation and benefits increased by $140,156 or 3% and would have decreased but for a $431,821 non-cash pre-tax compensation expense related to a former employee’s incentive stock options previously granted. Compensation and benefits expenses remained constant as a percentage of gross patient revenues. The Company made a concerted effort to reduce employee costs and expenses to match the decline in revenue.

•	Medical services and supplies expenses increased $39,643 or 2% while the number of surgery cases decreased 24%. The marginal increase in expenses is due to higher prices paid for medical supplies partially offset by a decrease in the number of cases.

•	Other operating expenses did not decline proportionately with the decline in revenue but increased by $1,007,689 or 15%. The inverse relationship was caused by increased legal and accounting expenses, including $704,870 for bankruptcy fees and expenses and a $400,000 accrual for the Liljeberg lawsuit settlement. The other operating expenses at the Company’s facilities did not change appreciably, as declines in facility operating expenses were offset by increases in general and administrative expenses.

•	The $431,821 non-cash pre-tax compensation expense and $400,000 accrual for the settlement, all as discussed above, are non-recurring expenses. The $704,870 for bankruptcy fees and expenses will be primarily non-recurring.

Six Months Ended February 28, 2005 Compared to the Six Months Ended February 29, 2004

Net patient service revenue decreased by $5,917,754 or 17% from $34,966,505 to $29,048,751 and total surgical cases decreased by 9% from 2,293 cases to 2,086 cases, for the six months ended February 29, 2004 and February 28, 2005, respectively. Following are the changes in net patient service revenues and number of cases at the hospital facilities in the six months ended February 29, 2004 and February 28, 2005:

	Percentage increase/(decrease) from 2004 to 2005
Facility	Net patient revenue	Cases
Pasadena	(30)%	(33)%
West Houston	(52)	(39)
Baton Rouge	(34)	(9)
Garland	564	139
Overall	(17)	(9)

The Garland Facility had a full second quarter of operations in the current year, whereas in the prior year it had just started operations.

The net patient revenue per case declined $1,323 or 9% from $15,249 in 2004 to $13,926 in fiscal 2005. The decline in net patient revenue per case was the result of a 39% decline in bariatric cases, such cases having a significantly higher average rate, and by a change in the mix of orthopedic cases. The low insurance reimbursement rate for the bariatric cases at the Baton Rouge Facility caused the Company to de-emphasize these surgery cases at such facility. The decline in the number of cases at the Pasadena Facility was the result of the loss of doctors practicing at the facility in fiscal year 2004.

Total costs and expenses increased by $1,441,227 or 5% from $30,780,305 in 2004 to $32,221,532 in fiscal 2005. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $829,469 or 8%. During the second quarter of the current fiscal year, the Company incurred a $431,821 non-cash pre-tax compensation expense related to a former employee’s incentive stock options previously granted. The Company made a concerted effort to reduce employee costs and expenses to match the decline in revenue.

•	Medical services and supplies expenses increased $244,546 or 5% while the number of surgery cases decreased 9%. The marginal increase in expenses is due to higher prices paid for medical supplies partially offset by a decrease in the number of cases.

•	Other operating expenses did not decline proportionately with the decline in revenue but increased by $1,787,451 or 14%. The inverse relationship was caused by increased legal, accounting and marketing expenses, including $715,335 for bankruptcy fees and expenses and a $400,000 accrual for the Liljeberg lawsuit settlement. The other operating expenses at the Company’s facilities did not change appreciably, as declines in facility operating expenses were offset by increases in general and administrative expenses.

•	The $431,821 non-cash pre-tax compensation expense and $400,000 accrual for the settlement, all discussed above, are non-recurring expenses. The $715,335 for bankruptcy fees and expenses will be primarily non-recurring.

Liquidity and Capital Resources

The Company maintained sufficient liquidity in the quarter ended February 28, 2005 to meet its business needs. As of February 28, 2005, its principal source of liquidity included $8,240,229 in cash.

Cash flow from operating activities

Total cash flow from operating activities was $4,448,855 during the period ended February 28, 2005, primarily due to the reduction in accounts receivable of approximately $2,580,000 and income tax refund of $1,655,000.

Cash flow from investing activities

Total cash flow used in investing activities was $1,426,573 during the current period primarily due to the purchase of equipment for the Company’s hospital entities.

Cash flow from financing activities

Total cash flow used in financing activities was $319,829 during the current period. During the current period the Company repaid its line of credit by $245,666. During the current period the Company collected $200,000 towards sale of minority interests at its Garland Facility, made distributions of $155,750 to minority interest owners of its Pasadena and Baton Rouge Facilities and paid $50,000 for purchase of minority interests at its Garland Facility.

The Company had working capital of $9,757,225 as of February 28, 2005, and maintained a liquid position by a current ratio of approximately 1.56 to 1. The Company’s management believes that available cash and funds generated from operations will be sufficient for the Company to finance working capital requirements for the current fiscal year.

The Company has a reducing revolving line of credit with a financial institution. The line is reduced monthly by an amount equal to 1/180th of the original loan amount. On February 1, 2005, the Company entered into an amendment with Merrill Lynch Business Financial Services Inc. to extend the maturity date of the line of credit to May 1, 2005 and to amend the interest rate through January 31, 2005 at the prior variable rate of 2.3% plus the “dealer commercial paper” rate to a variable per annum rate of interest equal to the sum of 2.85% and the One-Month LIBOR to the maturity date. The amount drawn under the line of credit at February 28, 2005 was approximately $5.7 million. There can be no assurance that the Company will have sufficient funds available to meet all of its capital needs.

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

Recent Developments/Subsequent Event

Grant of Stock Options to Employees

On December 16, 2004, the Compensation Committee of the Board of Directors granted stock options to full time employees (other than the executive officers) of the Company’s subsidiaries, such grants totaling 933,000 shares of common stock, vesting in each of the subsequent four (4) years on the anniversary date of the grant, and having an exercise price of $4.90 per share.

On January 4, 2005, the Compensation Committee granted stock options to two full time employees (not executive officers) of the Company’s subsidiaries, such grants totaling 3,000 shares of common stock, vesting in each of the subsequent four (4) years on the anniversary date of the grant, and having an exercise price of $5.00 per share.

On January 20, 2005, the Compensation Committee granted stock options to Alan Beauchamp (an executive officer of the Company), such grant totaling 100,000 shares of common stock, vesting in each of the subsequent four (4) years on the anniversary date of the grant, and having an exercise price of $5.00 per share.

Changes in Executive Officers

On January 17, 2005, Alan Beauchamp joined the Company as an Executive Vice President and Chief Operating Officer.

On December 31, 2004, James N. Baxter, who had served as a Company’s Executive Vice President and Investor Relations Director since July 2003, resigned from the Company.

Confirmation of Bankruptcy Plan of Reorganization

On April 7, 2005, the Bankruptcy Court approved and confirmed VHBR’s plan of reorganization to fully pay all creditors of Vista Hospital of Baton Rouge (“VHBR”). VHBR anticipates that the confirmed plan of reorganization will become effective on or about April 18, 2005 if no appeals are filed against such approval. See “Bankruptcy Filing by Subsidiary” and “Contingencies” in the Notes to Financial Statements and “Legal Proceedings” for additional information.

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

The Company had $5.7 million drawn under the line of credit as of February 28, 2005. The total interest expense incurred by the Company during this quarter was approximately $70,000.

Other than as disclosed herein, there have been no material changes in the Company’s exposure to market risk from the disclosure included in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Item 4.	Controls and Procedures.

In connection with the audit of our financial statements for fiscal year ended August 31, 2004, our outside auditors identified and orally brought to the attention of the Audit Committee what they consider to be material weaknesses in our internal controls. While we have undertaken significant remedial action to address the material weaknesses identified, the following two material weaknesses remained at February 28, 2005.

•	Family relationships among certain of our officers and employees. The Company evaluated this weakness and revised the reporting structure of certain employees. The Company is continuing to evaluate the effectiveness of the changes and to implement additional changes to its management structure to address this weakness.

•	The failure to properly utilize the inventory software to track and report our inventory quantities on a real time basis. As stated in our annual report on Form 10-K for the fiscal year ended August 31, 2004, based on our review of the inventory tracking system, we determined that our inventory management system had failed to track inventory on a continuous basis. With respect to the second fiscal quarter of 2005 ended on February 28, 2005, we quantified the inventory process control weakness by taking complete physical inventories at the end of each quarter and reconciling the physical counts to our records and analyzing the valuation of the inventory.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that they cannot reasonably conclude that our disclosure controls and procedures were effective as of February 28, 2005 at the reasonable assurance level and design to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods.

Despite the material weaknesses in our internal controls identified as of February 28, 2005, our Chief Executive Officer and Chief Financial Officer believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made. To overcome the material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer directed our internal accounting staff to provide additional substantive accounting information and data to our outside auditors, in conjunction with their review of the consolidated financial statements for the three and six months ended February 28, 2005.

Further, the Company is continuing to implement more rigorous policies and procedures with respect to its disclosure and financial reporting review process. The Company is committed to fully instituting enhanced disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-14(c).

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

A shareholder derivative action alleging breach of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment, Flory v. Chan, et al., H-02-3123, was brought in U.S. District Court for the Southern District of Texas in August 2002, but was stayed on November 12, 2002 by the district court pending the outcome of a previously filed shareholder class action Hamilton v. Dynacq International, et. al., in another court in that district. Given the plaintiff’s dismissal of the appeal in the Hamilton shareholder class action and given the state court’s dismissal of the same or similar claims in the previously filed shareholder derivative action Brill v. Chan, et. al., filed in the 295th District Court of Harris County, Texas, the Company moved in the fourth quarter of fiscal 2004 to dismiss this derivative action. The court dismissed the action in October 2004 with prejudice against refiling. The plaintiffs appealed the dismissal to the United States Fifth Circuit Court of Appeals on November 22, 2004. The appellant’s opening brief is due April 15, 2005. Oral arguments, if any, have not yet been scheduled.

In the second quarter of 2004, eight lawsuits were filed in the United States District Court for the Southern District of Texas (Houston Division) between December 24, 2003 and January 26, 2004, alleging federal securities law causes of action against the Company and various current and former officers and directors. The cases were filed as class actions brought on behalf of persons who purchased shares of Company common stock in the open market generally during the period of January 14, 2003 through December 18, 2003. Under the procedures of the

Private Securities Litigation Reform Act, the court consolidated the actions and appointed a lead plaintiff in the matter. An amended complaint was filed on June 30, 2004, asserting a class period of November 27, 2002 – December 19, 2003 and naming additional defendants, including Ernst & Young LLP, the Company’s prior auditors. The amended complaint seeks certification as a class action and alleges that the defendants violated Sections 10(b), 20(a), 20(A) and Rule 10b-5 under the Exchange Act by publishing materially misleading financial statements that did not comply with generally accepted accounting principles, making materially false or misleading statements or omissions regarding revenues and receivables, operations and financial results and engaging in an intentional fraudulent scheme aimed at inflating the value of Dynacq’s stock. After the Company filed its Form 10-K for fiscal 2003 on July 30, 2004, the procedural schedule was amended so that plaintiffs had until 30 days after the Company was current in its filings to file an amended complaint. The plaintiffs filed an amended complaint in September 2004. The Company is vigorously defending against the allegations and filed a motion to dismiss all or some of the claims in October 2004. The Motion to Dismiss is scheduled for a non-evidentiary oral argument on May 13, 2005. The Company cannot predict the ultimate outcome of the lawsuit or whether the lawsuit will have a material adverse effect on the Company’s financial condition.

In September 2003, a lawsuit, case number 598-564, was filed in the Twenty Fourth Judicial District Court for the Parish of Jefferson, State of Louisiana, by Liljeberg Enterprises International, L.L.C. against Vista Hospital of Baton Rouge, LLC, d/b/a Vista Surgical Hospital (“VHBR”), Dynacq International, Inc., and Chiu M. Chan. On October 8, 2004, VHBR, an indirect majority-owned subsidiary of Dynacq, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. VHBR filed for bankruptcy protection because, among other reasons, it was unable to pay the alleged damages sought by, and the costs of defending against, the lawsuit. On the date of VHBR’s bankruptcy filing, the lawsuit was removed to the United States District Court for the Eastern District of Louisiana. During the bankruptcy proceeding, VHBR has continued to operate the Baton Rouge Facility and manage its property as a “debtor in possession” under the jurisdiction of the Bankruptcy Court. On March 18, 2005, the Bankruptcy Court approved a settlement between Liljeberg Enterprises International, LLC, VHBR, Dynacq and Mr. Chiu Chan. Pursuant to the terms of the settlement, a Dynacq affiliate paid $1.2 million (the settlement amount) to Liljeberg Enterprises, and Liljeberg Enterprises assigned its claim against VHBR to the Dynacq affiliate and released VHBR, Dynacq, Mr. Chan and all of their affiliates from any claims, known or unknown. On April 7, 2005, the Bankruptcy Court confirmed VHBR’s plan of reorganization to fully pay all creditors. Although VHBR anticipates that the plan of reorganization will become effective on or about April 18, 2005 (if no appeals are filed), Dynacq cannot predict the outcome of the Chapter 11 proceedings.

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

Election of Directors and Ratification of Engagement of Independent Auditors

On January 4, 2005, the Company held its Annual Meeting of Stockholders. Each of our directors were reelected to serve until our next annual meeting of shareholders or until their respective successors are elected and qualified. Messrs. Gerace, Chu and Huber were reappointed to the Audit Committee, and Messrs. Gerace, Chu and Votaw were reappointed to the Compensation Committee. The following table sets forth the results of the voting for the election of directors:

Nominee	For	Withheld
Chiu M. Chan	11,132,517	115,498
Philip S. Chan	11,132,656	115,359
Stephen L. Huber	11,207,580	40,435
Earl R. Votaw	11,209,480	38,535
Ping S. Chu	11,209,844	38,171
James G. Gerace	11,209,680	38,335

The stockholders also ratified the engagement of Killman, Murrell & Company, P.C. as the independent auditors for the fiscal year ending August 31, 2005. The proposal to ratify received 11,227,571 affirmation votes and 11,067 negative votes, with 9,377 votes abstaining.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

		EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
*		Exhibit 3.1	Certificate of Incorporation, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 000-21574.

*		Exhibit 3.2	Bylaws, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 222-21574.

*		Exhibit 10.1	Amendment to Reducing Revolver and Other Loan Documents, dated February 1, 2005, between the Company and Merrill Lynch Business Financial Services, Inc., incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 7, 2005.

*	*	Exhibit 15.1	Letter Regarding Review of Interim Financial Information.

*	*	Exhibit 23.1	Auditor Consent.

*	*	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	*	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	*	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	*	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated by reference.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNACQ HEALTHCARE, INC.

Date: April 8, 2005	By:	/s/ Chiu M. Chan
Chiu M. Chan
Chief Executive Officer (duly authorized officer)

Date: April 8, 2005	By:	/s/ Philip S. Chan
Philip S. Chan
Chief Financial Officer (principal financial and accounting officer)

INDEX OF EXHIBITS

		EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

*		Exhibit 3.1	Certificate of Incorporation, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 000-21574.

*		Exhibit 3.2	Bylaws, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 222-21574.

*		Exhibit 10.1	Amendment to Reducing Revolver and Other Loan Documents, dated February 1, 2005, between the Company and Merrill Lynch Business Financial Services, Inc., incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 7, 2005.

*	*	Exhibit 15.1	Letter Regarding Review of Interim Financial Information.

*	*	Exhibit 23.1	Auditor Consent.

*	*	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	*	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	*	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	*	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated by reference.

**	Filed herewith.