Form 10-Q
period 2005-05-31
DYNACQ HEALTHCARE INC
filed 2005-07-11
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

Yes  ☐    No  ☒

As of July 7, 2005, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 14,851,568.

Table of Contents—PART I—FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have reviewed the consolidated balance sheet of Dynacq Healthcare, Inc., as of May 31, 2005, the related consolidated statements of operations for the three-month and nine-month periods ended May 31, 2005 and 2004, and cash flows for the nine-month periods ended May 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Killman, Murrell & Company, P.C.

Killman, Murrell & Company, P.C.

Houston, Texas

July 7, 2005

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	May 31, 2005		August 31, 2004
Assets	(Reviewed	)	(Audited	)
Current assets:
Cash	$9,993,258		$5,537,776
Current portion of accounts receivable, net of contractual allowances of approximately $51,821,000 and $76,736,000 and allowances for uncollectible accounts of approximately $585,000 and $719,000 at May 31, 2005 and August 31, 2004, respectively	8,870,789		16,629,780
Accounts receivable—other	720,598		152,525
Inventories	2,199,326		2,576,067
Prepaid expenses	637,774		668,270
Deferred tax assets	1,110,845		1,294,555
Income taxes receivable	2,317,156		5,523,248

Total current assets	25,849,746		32,382,221
Property and equipment, net	36,217,412		38,004,680
Long-term portion of accounts receivable, net of contractual allowances of approximately $84,162,000 and $51,445,000 and allowances for uncollectible accounts of approximately $951,000 and $482,000 at May 31, 2005 and August 31, 2004, respectively	14,406,939		11,148,789
Goodwill	582,547		582,547
Other assets	1,038,239		1,023,595

Total assets	$78,094,883		$83,141,832

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	May 31, 2005		August 31, 2004
	(Reviewed	)	(Audited )
Liabilities and stockholders’ equity
Current liabilities:
Cash overdraft	$—		$622,375
Accounts payable	4,333,133		4,741,992
Accrued liabilities	4,169,490		4,912,816
Notes payable	6,382,861		6,590,004
Current taxes payable	531,960		379,094
Current portion of capital lease obligations	145,763		127,087

Total current liabilities	15,563,207		17,373,368
Non-current liabilities:
Deferred tax liabilities	1,176,151		1,600,705
Long-term portion of capital lease obligations	168,197		290,308

Total liabilities	16,907,555		19,264,381

Minority interests	361,243		666,794

Commitments and contingencies	—		—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—		—
Common stock, $.001 par value; 100,000,000 shares authorized, 16,399,843 shares issued at May 31, 2005 and at August 31, 2004	16,400		16,400
Treasury stock, 1,548,275 shares at May 31, 2005 and at August 31, 2004, at cost	(7,424,449)		(7,424,449)
Additional paid-in capital	18,973,469		18,982,951
Retained earnings	49,260,665		52,113,026
Deferred compensation	—		(477,271)

Total stockholders’ equity	60,826,085		63,210,657

Total liabilities and stockholders’ equity	$78,094,883		$83,141,832

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Reviewed)

	Three months ended		Nine months ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Net patient service revenue	$13,528,394	$12,954,816	$42,884,925	$47,921,321

Costs and expenses:
Compensation and benefits	4,613,660	4,667,040	14,356,444	15,239,293
Medical services and supplies	2,580,017	2,511,102	7,941,084	7,627,623
Other operating expenses	6,567,975	6,618,891	21,368,782	19,632,247
Provision for uncollectible accounts	117,984	75,068	334,193	316,563
Depreciation and amortization	1,030,102	1,003,831	3,130,767	2,840,511

Total costs and expenses	14,909,738	14,875,932	47,131,270	45,656,237

Income (loss) from operations	(1,381,344)	(1,921,116)	(4,246,345)	2,265,084
Other income (expense):
Rent and other income	240,301	119,067	564,544	631,042
Interest income	16,070	11,331	39,569	24,424
Interest expense	(103,107)	(85,284)	(267,478)	(201,108)

Total other income, net	153,264	45,114	336,635	454,358

Income (loss) before income tax, minority interests and extraordinary gain	(1,228,080)	(1,876,002)	(3,909,710)	2,719,442
Benefit (provision) for income taxes	270,654	600,944	894,746	(1,601,677)
Minority interest in loss (earnings)	44,244	(43)	162,603	(234,217)

Income (loss) before extraordinary gain	(913,182)	(1,275,101)	(2,852,361)	883,548
Extraordinary gain, net of $114,170 of income tax expense	—	—	—	186,870

Net income (loss)	$(913,182)	$(1,275,101)	$(2,852,361)	$1,070,418

Basic earnings (loss) per common share:
Income (loss) before extraordinary gain	$(0.06)	$(0.09)	$(0.19)	$0.06
Extraordinary gain, net of tax	—	—	—	0.01

Net income (loss)	$(0.06)	$(0.09)	$(0.19)	$0.07

Diluted earnings (loss) per common share:
Income (loss) before extraordinary gain	$(0.06)	$(0.09)	$(0.19)	$0.06
Extraordinary gain, net of tax	—	—	—	0.01

Net income (loss)	$(0.06)	$(0.09)	$(0.19)	$0.07

Weighted average common shares—basic	14,851,568	14,851,068	14,851,568	14,848,913

Weighted average common shares—diluted	14,851,568	14,851,068	14,851,568	15,213,071

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Nine months ended
	May 31, 2005	May 31, 2004
Cash flows from operating activities
Net income (loss)	$(2,852,361)	$1,070,418
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary gain, net of tax	—	(186,870)
Depreciation and amortization	3,130,767	2,840,511
Provision for uncollectible accounts	334,193	316,563
Deferred income taxes	(240,844)	1,108,750
Minority interests	(162,603)	234,217
Gain on sale of assets	—	(341,681)
Stock options issued for compensation	(9,482)	908,758
Deferred compensation amortization	477,271	136,350
Changes in operating assets and liabilities:
Accounts receivable	3,808,112	6,351,807
Inventories	376,741	(17,437)
Prepaid expenses	30,496	281,290
Income taxes receivable	3,206,092	(510,360)
Other assets	20,325	(468,703)
Cash overdrafts	(622,375)	—
Accounts payable	(408,859)	(284,415)
Accrued liabilities	(743,326)	(1,118,927)
Income taxes payable	152,866	(1,072,197)

Net cash provided by operating activities	6,497,013	9,248,074

Cash flows from investing activities
Purchase of property and equipment	(1,333,952)	(4,410,988)
Payment of accrued liabilities related to purchase of property and equipment	—	(2,425,000)
Purchase of accounts receivable—other	(532,601)	—
Collections of purchased accounts receivable—other	323,064	—

Net cash used in investing activities	$(1,543,489)	$(6,835,988)

Continued

Consolidated Statements of Cash Flows (continued)

	Nine months ended
	May 31, 2005	May 31, 2004
Cash flows from financing activities
Payments on capital leases	$(103,435)	$(107,597)
Proceeds from note payable	5,712,861	6,421,453
Payments on note payable	(5,920,004)	(6,791,428)
Proceeds from exercise of stock options	—	500,807
Advance for proposed sale of accounts receivable	—	3,360,000
Repayment of advance for proposed sale of accounts receivable	—	(3,360,000)
Acquisition of treasury shares	—	(1,611,165)
Proceeds from sale of land	—	2,500,000
Contributions from minority interest holders	200,000	—
Distributions to minority interest holders	(135,750)	(1,409,000)
Purchase of minority interests	(251,714)	(570,000)

Net cash used in financing activities	(498,042)	(1,066,930)

Net increase in cash and cash equivalents	4,455,482	1,345,156
Cash and cash equivalents at beginning of period	5,537,776	1,883,833

Cash and cash equivalents at end of period	$9,993,258	$3,228,989

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$235,310	$195,016

Income taxes	$4,488	$2,075,484

Non cash investing and financing activities
Decrease in minority interest from acquisition	$—	$(350,970)
Increase in accrued liabilities	—	350,970

	$—	$—

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

May 31, 2005

(reviewed)

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $3.3 million and $3.9 million for the quarters ended May 31, 2005 and 2004, respectively, and $11.1 million and $11.7 million for the nine months ended May 31, 2005 and 2004, respectively. These consolidated financial statements also include the accounts of Vista Hospital of Baton Rouge, LLC, an indirect majority-owned subsidiary of the Company that operates the Baton Rouge Facility, which has emerged from Chapter 11 bankruptcy proceedings. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2004. Operating results for the quarter and nine months ended May 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2005.

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

General

As of May 31, 2005, the Company operated two facilities in the Houston, Texas metropolitan area (Pasadena and West Houston Facilities), and one each in the Dallas-Fort Worth, Texas area (Garland Facility) and in Baton Rouge, Louisiana (Baton Rouge Facility). The Garland Facility was acquired in August 2003, and surgical procedures started at this facility at the end of November 2003.

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

Reclassification

Accounts receivable-other of $152,525 has been stated separately out of other assets as of August 31, 2004 to be consistent with the current presentation. Other income in the amount of $307,780 at February 28, 2005 has been reclassified as net patient service revenue.

Stock Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock compensation, until required otherwise by Statement of Financial Accounting Standards No. 123(R) (SFAS 123R). In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123(R) will be effective for the Company beginning September 1, 2005. The Company is currently evaluating the impact of SFAS 123(R) to its consolidated financial statements. As required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has determined pro forma net income and earnings per share, as if compensation cost for the employees stock options had been determined based upon fair values at the grant dates. These pro forma amounts are as follows:

	Three months ended		Nine months ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Net income (loss) as reported	$(913,182)	$(1,275,101)	$(2,852,361)	$1,070,418
Add: stock-based compensation costs included in reported net income, net of taxes	—	29,543	310,227	88,628
Deduct: stock based compensation costs, net of taxes under SFAS 123	(141,834)	(141,834)	(425,502)	(425,502)

Pro forma net income (loss)	$(1,055,016)	$(1,387,392)	$(2,967,636)	$733,544

Per share information: Basic, as reported	$(0.06)	$(0.09)	$(0.19)	$0.07
Basic, pro forma	(0.07)	(0.09)	(0.20)	0.05
Diluted, as reported	(0.06)	(0.09)	(0.19)	0.07
Diluted, pro forma	(0.07)	(0.09)	(0.20)	0.05

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three months ended		Nine months ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Estimated fair value	$7.25	$7.25	$7.25	$7.25
Expected life (years)	4.62	4.62	4.62	4.62
Risk free interest rate	4.20%	4.20%	4.20%	4.20%
Volatility	60.00%	60.00%	60.00%	60.00%
Dividend yield	—%	—%	—%	—%

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

Contractual Allowance

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis to gross billed revenue on a case-by-case basis by operating facility. This ratio of cash collections to billed services is then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for the three and nine months ended May 31, 2005 and 2004:

	Three months ended		Nine months ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Gross billed charges	$29,413,291	$27,385,679	$93,216,509	$90,754,690
Contractual allowance	15,884,897	14,430,863	50,331,584	42,833,369

Net revenue	$13,528,394	$12,954,816	$42,884,925	$47,921,321

Contractual allowance percentage	54%	53%	54%	47%

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. The estimated accounts receivable not expected to be collected within twelve months of the balance sheet date have been shown as long-term receivables and represent receivables in the Medical Dispute Resolution (“MDR”) and legal third party financial class. The contractual allowance is provided as revenue is recognized. At each balance sheet date management reviews the accounts receivable for collectibility. If after the review management believes certain receivables would be uncollectible, the receivable would be written down to the expected collectable amount. Management has not written down any receivables during the quarters and nine months ended May 31, 2005 and 2004 as a result of the collectibility test.

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

Allowance for Uncollectible Accounts

The Company has estimated uncollectible accounts expense as 1% of gross outpatient revenue. The Company normally makes no charge offs against allowance for uncollectible accounts, as historically all charge offs have been against the contractual allowance. However, during the quarter and nine months ended May 31, 2004, the Company charged $– and $222,518, respectively, against the allowance for uncollectible accounts.

Minority Interests

The equity of minority investors (generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 2.14% to 10% at various facilities at May 31, 2005). During the quarter ended November 30, 2003, the Company purchased minority interest from certain minority interest holders at an amount that was $301,040 less than the net book value of the minority interest liability on the date of purchase. The $301,040 less applicable income taxes of $114,170 has been recorded as an extraordinary gain during the quarter ended November 30, 2003. The partnership agreement provided a means for the minority interest holders to be cashed out at the net book value. The amounts paid to the minority interest holders were less than the buy out amount that was called for in the partnership agreements. Legal counsel has advised the Company that the acquisitions were negotiated transactions occurring outside the partnership agreement.

Bankruptcy Filing by Subsidiary

On October 8, 2004, Vista Hospital of Baton Rouge, LLC (“VHBR”), an indirect majority-owned subsidiary of the Company that operates the Baton Rouge Facility, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. VHBR continued to operate its business and manage its property as a “debtor in possession” under the jurisdiction of the Bankruptcy Court. VHBR anticipates that the bankruptcy proceeding will be formally closed during the fiscal year ending August 31, 2005.

VHBR filed for bankruptcy protection because, among other reasons, VHBR was unable to pay the alleged damages sought by, and the costs of defending against, a lawsuit, Liljeberg Enterprises International, L.L.C. v. Vista Hospital of Baton Rouge, LLC, d/b/a Vista Surgical Hospital, filed by Liljeberg Enterprises International, L.L.C. in September 2003 against both the Company and VHBR in the Twenty Fourth Judicial District Court for the Parish of Jefferson, State of Louisiana (case number 598-564). On March 18, 2005, the Bankruptcy Court approved a settlement between Liljeberg Enterprises International, LLC, VHBR, Dynacq and Mr. Chiu Chan. Pursuant to the terms of the settlement, a Dynacq affiliate paid $1.2 million (the settlement amount) to Liljeberg Enterprises, and Liljeberg Enterprises assigned its claim against VHBR to the Dynacq affiliate and released VHBR, Dynacq, Mr. Chan and all of their affiliates from any claims, known or unknown. The settlement amount had previously been reserved in fiscal 2004 ($800,000) and in the second fiscal quarter of 2005 ($400,000) but was paid in the third quarter ended May 31, 2005.

On April 7, 2005, the Bankruptcy Court confirmed the plan of reorganization to fully pay all creditors. The confirmed plan of reorganization became effective on April 19, 2005 and has been substantially consummated. Except for five claims as to which a dispute exists (or as to which VHBR has objected), such claims totaling approximately $40,000, all of the creditors have been paid. VHBR continued normal operations throughout the bankruptcy proceeding and is no longer a “debtor in possession”.

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

•	the entire duration of the Chapter 11 proceedings is likely to be short, anticipated to be less than one year, excluding any potential appeals;

•	the Debtor filed Chapter 11 proceedings because, among other reasons, VHBR was unable to pay the alleged damages sought by, and the costs of defending against, the Liljeberg lawsuit; and

•	we continue to own a majority of the equity of the Debtor after consummation of the confirmed plan of reorganization. As such, the plan of reorganization did not impact our equity ownership of the Debtor.

VHBR as Debtor-in-Possession

Condensed Statement of Operations

(Unaudited)

	Three Months Ended May 31, 2005	Nine Months Ended May 31, 2005
Net patient service revenues	$3,636,254	$10,861,041
Costs and expenses	4,709,104	16,200,715

Loss from operations	(1,072,850)	(5,339,674)
Other income (expense)	25,168	70,205

Net loss	$(1,047,682)	$(5,269,469)

VHBR as Debtor-in-Possession

Condensed Balance Sheet

(Unaudited)

May 31, 2005
Assets
Current assets:
Cash	$382,524
Accounts receivable, net	3,271,596
Inventories	585,548
Prepaid expenses	286,654
Amounts receivable from related parties	1,216,226

Total current assets	5,742,548
Other assets	147,654

Total assets	$5,890,202

Liabilities and members’ deficit
Current liabilities:
Accounts payable	$660,243
Accrued liabilities	417,009
Amounts due to related parties	9,735,132

Total current liabilities	10,812,384

Members’ deficit	(4,922,182)

Total liabilities and members’ deficit	$5,890,202

VHBR as Debtor-in-Possession

Condensed Statement of Cash Flows

(Unaudited)

Nine Months Ended May 31, 2005
Total cash flows used in operating activities	$(4,220,100)
Total cash flows from financing activities	3,797,266

Decrease in cash	(422,834)
Cash at beginning of period	805,358

Cash at end of period	$382,524

On April 7, 2005, the Bankruptcy Court confirmed the plan of reorganization to fully pay all creditors. The confirmed plan of reorganization became effective on April 19, 2005 and has been substantially consummated. Except for five claims as to which a dispute exists (or as to which VHBR has objected), such claims totaling approximately $40,000, all of the creditors have been paid. VHBR continued normal operations throughout the bankruptcy proceeding and is no longer a “debtor in possession”. VHBR anticipates that the bankruptcy proceeding will be formally closed during the fiscal year ending August 31, 2005.

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

A shareholder derivative action alleging breach of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment, Flory v. Chan, et al., H-02-3123, was brought in U.S. District Court for the Southern District of Texas in August 2002, but was stayed on November 12, 2002 by the district court pending the outcome of a previously filed shareholder class action Hamilton v. Dynacq International, et. al., in another court in that district. Given the plaintiff’s dismissal of the appeal in the Hamilton shareholder class action and given the state court’s dismissal of the same or similar claims in the previously filed shareholder derivative action Brill v. Chan, et. al., filed in the 295th District Court of Harris County, Texas, the Company moved in the fourth quarter of fiscal 2004 to dismiss this derivative action. The court dismissed the action in October 2004 with prejudice against refiling. The plaintiffs appealed the dismissal to the United States Fifth Circuit Court of Appeals on November 22, 2004. All briefing has been completed and submitted to the United States Fifth Circuit Court of Appeals for consideration. Oral arguments, if any, have not yet been scheduled.

In the second quarter of 2004, eight lawsuits were filed in the United States District Court for the Southern District of Texas (Houston Division) between December 24, 2003 and January 26, 2004, alleging federal securities law causes of action against the Company and various current and former officers and directors. The cases were filed as class actions brought on behalf of persons who purchased shares of Company common stock in the open market generally during the period of January 14, 2003 through December 18, 2003. Under the procedures of the Private Securities Litigation Reform Act, the court consolidated the actions and appointed a lead plaintiff in the matter. An amended complaint was filed on June 30, 2004, asserting a class period of November 27, 2002 – December 19, 2003 and naming additional defendants, including Ernst & Young LLP, the Company’s prior auditors. The amended complaint seeks certification as a class action and alleges that the defendants violated Sections 10(b), 20(a), 20(A) and Rule 10b-5 under the Exchange Act by publishing materially misleading financial statements that did not comply with generally accepted accounting principles, making materially false or misleading statements or omissions regarding revenues and receivables, operations and financial results and engaging in an intentional fraudulent scheme aimed at inflating the value of Dynacq’s stock. After the Company filed its Form 10-K for fiscal 2003 on July 30, 2004, the procedural schedule was amended so that plaintiffs had until 30 days after the Company was current in its filings to file an amended complaint. The plaintiffs filed an amended complaint in September 2004. The Company is vigorously defending against the allegations and filed a motion to dismiss all or some of the claims in October 2004. The non evidentiary oral arguments on the Motion to Dismiss were heard on May 13, 2005, and the court has taken the Motion to Dismiss under consideration. The Company cannot predict the ultimate outcome of the lawsuit or whether the lawsuit will have a material adverse effect on the Company’s financial condition.

In September 2003, a lawsuit, case number 598-564, was filed in the Twenty Fourth Judicial District Court for the Parish of Jefferson, State of Louisiana, by Liljeberg Enterprises International, L.L.C. against Vista Hospital of Baton Rouge, LLC, d/b/a Vista Surgical Hospital (“VHBR”), Dynacq International, Inc., and Chiu M. Chan. On October 8, 2004, VHBR, an indirect majority-owned subsidiary of Dynacq, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. VHBR filed for bankruptcy protection because, among other reasons, it was unable to pay the alleged damages sought by, and the costs of defending against, the lawsuit. On the date of VHBR’s bankruptcy filing, the lawsuit was removed to the United States District Court for the Eastern District of Louisiana. During the bankruptcy proceeding, VHBR continued to operate the Baton Rouge Facility and manage its property as a “debtor in possession” under the jurisdiction of the Bankruptcy Court. On March 18, 2005, the Bankruptcy Court approved a settlement between Liljeberg Enterprises International, LLC, VHBR, Dynacq and Mr. Chiu Chan. Pursuant to the terms of the settlement, a Dynacq affiliate paid $1.2 million (the settlement amount) to Liljeberg Enterprises, and Liljeberg Enterprises assigned its claim against VHBR to the Dynacq affiliate and released VHBR, Dynacq, Mr. Chan and all of their affiliates from any claims, known or unknown. The settlement amount had previously been reserved for in fiscal 2004 ($800,000) and in the second fiscal quarter of 2005 ($400,000) but was paid in the third quarter ended May 31, 2005. On April 7, 2005, the Bankruptcy Court confirmed the plan of reorganization to fully pay all creditors. The confirmed plan of reorganization became effective on April 19, 2005 and has been substantially consummated. Except for five claims as to which a dispute exists (or as to which VHBR has objected), such claims totaling approximately $40,000, all of the creditors have been paid. VHBR continued normal operations throughout the bankruptcy proceeding and is no longer a “debtor in possession”. VHBR anticipates that the bankruptcy proceeding will be formally closed during the fiscal year ending August 31, 2005.

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

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended May 31, 2005. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2004.

Results of Operations

	Three months ended				Nine months ended
	May 31, 2005		May 31, 2004		May 31, 2005		May 31, 2004
Net patient service revenue	$13,528,394	100%	$12,954,816	100%	$42,884,925	100%	$47,921,321	100%

Costs and expenses:
Compensation and benefits	4,613,660	34	4,667,040	36	14,356,444	33	15,239,293	31
Medical services and supplies	2,580,017	19	2,511,102	19	7,941,084	19	7,627,623	17
Other operating expenses	6,567,975	49	6,618,891	51	21,368,782	50	19,632,247	41
Provision for uncollectible accounts	117,984	1	75,068	1	334,193	1	316,563	1
Depreciation and amortization	1,030,102	8	1,003,831	8	3,130,767	7	2,840,511	6

Total costs and expenses	14,909,738	110	14,875,932	115	47,131,270	110	45,656,237	95

Income (loss) from operations	(1,381,344)	(10)	(1,921,116)	(15)	(4,246,345)	(10)	2,265,084	5

Income (loss) before income tax, minority interests and extraordinary gain	(1,228,080)	(9)	(1,876,002)	(14)	(3,909,710)	9	2,719,442	6
Benefit (provision) for income taxes	270,654	2	600,944	5	894,746	2	(1,601,677)	(3)
Minority interest in loss (earnings)	44,244	—	(43)	—	162,603	—	(234,217)	—

Income (loss) before extraordinary gain	(913,182)	(7)	(1,275,101)	(10)	(2,852,361)	(7)	883,548	2

Net income (loss)	$(913,182)	(7)%	$(1,275,101)	(10)%	$(2,852,361)	(7)%	$1,070,418	2%

Operational statistics (Number of procedures)(1):
Inpatient:
Bariatrics	98		147		332		473
Orthopedics	103		230		516		523
Other	25		21		93		66

Total inpatient procedures	226		398		941		1,062

Outpatient:
Orthopedics	135		155		346		554
Other	475		694		1,635		1,882

Total outpatient procedures	610		849		1,981		2,436

Total procedures	836		1,247		2,922		3,498

(1)	For the nine months ended May 31, 2005, certain reclassifications have been made between Bariatrics/Orthopedics/Other to properly reflect the type of procedure. For the three and nine months ended May 31, 2004, 268 and 310 laboratory procedures, respectively, that were included previously for the Garland Facility, have been excluded to be consistent with the number of procedures included for the Company’s other facilities.

Three Months Ended May 31, 2005 Compared to the Three Months Ended May 31, 2004.

Net patient service revenue increased by $573,578 or 4% from $12,954,816 to $13,528,394. Total surgical cases decreased by 33% from 1,247 cases to 836 cases for the quarters ended May 31, 2004 and 2005, respectively. Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities in each of the quarters ended May 31, 2004 and 2005:

	Percentage increase/(decrease) from 2004 to 2005
Facility	Net patient revenue	Cases
Pasadena	4%	(17)%
West Houston	(59)	(56)
Baton Rouge	(15)	(8)
Garland	89	(50)
Overall	4	(33)

Even though the total number of cases decreased by 33%, net patient revenue increased by 4% primarily due to a change in the mix of orthopedic cases at our Garland and Pasadena Facilities, which performed more complicated cases with higher average revenue. The current quarter also includes $191,745 in net revenues generated from physician practice management services. The low insurance reimbursement rate for the in-network bariatric cases at the Baton Rouge Facility caused the Company to continue to de-emphasize these surgery cases at such facility. The decline in the number of cases at the Pasadena Facility was the result of the loss of doctors practicing at the facility in fiscal year 2004. These decreases were partially offset by an increase in net patient revenue per case that increased by $5,564 or 54% from $10,389 in 2004 to $15,953 in 2005.

We continue to be actively engaged in efforts to recruit new physicians to the staff at each facility. Although we have added new physicians, we cannot predict whether and how many new physicians we will be able to recruit to our facilities, the number of cases newly recruited physicians will perform in the future, the amount of time it will take to collect revenues associated with such new cases, the specific case and revenue mix at our facilities in the future, our operating costs and costs of medical services and supplies and future insurance reimbursement rates. All of these factors impact our net patient revenues. Any further decline in net patient revenues could have a material adverse effect on our financial condition and results of operations. Any of these factors could adversely impact our future operating performance and results of operations.

Total costs and expenses increased by $33,806 from $14,875,932 in fiscal 2004 to $14,909,738 in fiscal 2005. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $53,380 or 1% and remained consistent as a percentage of gross patient revenues.

•	Medical services and supplies expenses increased $68,915 or 3% while the number of surgery cases decreased 33%. The marginal increase in expenses is due to higher prices paid for medical supplies partially offset by a decrease in the number of cases.

•	Other operating expenses decreased $50,916 or 1%. The other operating expenses at the Company’s facilities did not change appreciably, as declines in facility operating expenses were offset by increases in general and administrative expenses.

Nine Months Ended May 31, 2005 Compared to the Nine Months Ended May 31, 2004

Net patient service revenue decreased by $5,036,396 or 11% from $47,921,321 to $42,884,925 and total surgical cases decreased by 16% from 3,498 cases to 2,922 cases, for the nine months ended May 31, 2004 and 2005, respectively. Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities in the nine months ended May 31, 2004 and 2005:

	Percentage increase/(decrease) from 2004 to 2005
Facility	Net patient revenue	Cases
Pasadena	(22)%	(28)%
West Houston	(54)	(44)
Baton Rouge	(29)	(9)
Garland	289	46
Overall	(11)	(16)

The net patient revenue per case increased $806 or 6% from $13,700 in 2004 to $14,506 in fiscal 2005. The increase in net patient revenue per case was primarily due to a change in the mix of orthopedic cases at our Garland and Pasadena Facilities, which performed more complicated cases with higher average revenue. This increase in revenue per case was partially offset by a 30% decline in bariatric cases, such cases having a significantly higher average revenue rate. The current fiscal year also includes $499,525 in net revenues generated from physician practice management services. The low insurance reimbursement rate for the in-network bariatric cases at the Baton Rouge Facility caused the Company to continue to de-emphasize these surgery cases at such facility. The decline in the number of cases at the Pasadena Facility was the result of the loss of doctors practicing at the facility in fiscal year 2004.

Total costs and expenses increased by $1,475,033 or 3% from $45,656,237 in fiscal 2004 to $47,131,270 in fiscal 2005. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $882,849 or 6%. During the current and prior fiscal year, the Company incurred a $431,821 and $1,085,000, respectively, non-cash pre-tax compensation expense related to former employees’ incentive stock options previously granted. Excluding these non-cash compensation expenses, the decline in compensation and benefits in the current fiscal year is 2% compared to the same period last year. The Company made a concerted effort to reduce employee costs and expenses to match the decline in revenue. Due to the increase in revenues at the Garland Facility, the compensation and benefits expense increased at that facility by 34%.

•	Medical services and supplies expenses increased $313,461 or 4% while the number of surgery cases decreased 16%. The marginal increase in expenses is due to higher prices paid for medical supplies partially offset by a decrease in the number of cases.

•	Other operating expenses did not decline proportionately with the decline in revenue but increased by $1,736,535 or 9%. The inverse relationship was caused by increased legal, accounting and marketing expenses, including $864,720 for bankruptcy fees and expenses and a $400,000 accrual for the Liljeberg lawsuit settlement, both primarily occurring in the second fiscal quarter of 2005. The other operating expenses at the Company’s facilities did not change appreciably, as declines in facility operating expenses were offset by increases in general and administrative expenses.

•	The $431,821 non-cash pre-tax compensation expense and $400,000 accrual for the settlement, all discussed above, are non-recurring expenses. The $864,720 for bankruptcy fees and expenses will be primarily non-recurring.

We continue to be actively engaged in efforts to recruit new physicians to the staff at each facility. Although we have added new physicians, we cannot predict whether and how many new physicians we will be able to recruit to our facilities, the number of cases newly recruited physicians will perform in the future, the amount of time it will take to collect revenues associated with such new cases, the specific case and revenue mix at our facilities in the future, our operating costs and costs of medical services and supplies and future insurance reimbursement rates. All of these factors impact our net patient revenues. Any further decline in net patient revenues could have a material adverse effect on our financial condition and results of operations. Any of these factors could adversely impact our future operating performance and results of operations.

Liquidity and Capital Resources

The Company maintained sufficient liquidity in the quarter ended May 31, 2005 to meet its business needs. As of May 31, 2005, its principal source of liquidity included $9,993,258 in cash. As of July 1, 2005, the cash balance was approximately $4.3 million, after a net pay down of approximately $2.1 million towards the line of credit, approximately $2.2 million invested in the China Project, and a net decrease in cash from operating activities.

Cash flow from operating activities

Total cash flow from operating activities was $6,497,013 during the period ended May 31, 2005, primarily due to the reduction in accounts receivable of approximately $3,808,000 and due to the receipt of income tax refunds of approximately $4,166,000.

Cash flow from investing activities

Total cash flow used in investing activities was $1,543,489 during the current period primarily due to the purchase of equipment for the Company’s hospital entities.

Cash flow from financing activities

Total cash flow used in financing activities was $498,042 during the current period. During the current period the Company repaid $207,143 of its prior reducing revolving line of credit and refinanced $5,712,861 under its new five-year revolving credit facility. The prior reducing revolving line of credit was terminated, and the new revolving credit facility is subject to a borrowing base based on eligible accounts receivable, less a $2 million reserve as required by the new revolving credit facility, with a maximum borrowing availability of $10 million.

The Company had working capital of $10,286,539 as of May 31, 2005, and maintained a liquid position by a current ratio of approximately 1.66 to 1. The Company’s management believes that available cash, funds generated from operations and borrowing availability under the revolving Credit Agreement will be sufficient for the Company to finance working capital requirements for the current fiscal year.

Credit and Security Agreement with Merrill Lynch

The Company and certain of its subsidiaries on May 27, 2005 entered into a Credit and Security Agreement (the Credit Agreement) with Merrill Lynch Capital for a new five-year revolving credit facility for up to $10 million, subject to a borrowing base based on eligible accounts receivable and further subject to a $2 million reserve until satisfaction of certain conditions, all resulting in an availability of $5.9 million at the date of closing. The Company had $5.7 million drawn under the Credit Agreement as of May 31, 2005. The Company’s obligations are secured by a first priority security interest in all existing and future accounts receivable and accounts receivable-related items, other assets and deposit accounts of certain subsidiaries, a pledge of 75% of equity interest in the operating entities of the Garland and Pasadena Facilities and a negative pledge for the equity interests in the Company and other subsidiaries. The real estate holding subsidiaries of Dynacq are not borrowers under the Credit Agreement, and their real estate and equipment assets are not pledged to secure the obligations under such facility.

The Credit Agreement requires, among other things, that the Company maintain certain performance financial covenants, restricts its ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Please refer to the Form 8-K filed on June 1, 2005 for further reference and information.

Recent Developments and Subsequent Events

Land Use Agreements for China Project

On May 16, 2005, the DeAn Joint Venture, of which the Company owns a 70% equity interest, entered into land use agreements with the Chinese government under which it will lease for a term of 50 years approximately 28.88 acres of government-owned land in Shanghai, China. The land is to be used for a hospital to be owned and operated by the DeAn Joint Venture (the China Project).

The land use agreements require construction of the hospital to begin before November 16, 2005, and to be completed before November 16, 2006. The DeAn Joint Venture may apply for an extension of the deadline, not to exceed one year, for commencing construction with sufficient reason by October 17, 2006. The land use agreements contain other requirements regarding the use of the land, including compliance with applicable national and Shanghai local regulations and rules, compensation for damage or destruction to the property and other terms and conditions regarding the project. The land use agreements require the DeAn Joint Venture to pay an initial land premium for the land use right and a land use charge each year during the land use term.

The Company is required to make contributions to the DeAn Joint Venture that are currently estimated to total approximately $8.45 million before March 31, 2007. Approximately $2.8 million of such amount has been paid by the Company to the DeAn Joint Venture (including the $604,000 paid in December 2003), an additional $1.56 million will be paid on or before July 15, 2005, and an additional $2.11 million will be payable by Dynacq to the

DeAn Joint Venture on each of March 31, 2006 and March 31, 2007. Please refer to the Form 8-K filed on May 20, 2005 for further reference and information.

Listing of Common Stock on Nasdaq SmallCap Market

On May 3, 2005, the Company’s common stock commenced trading on the Nasdaq SmallCap under the symbol “DYII”. Please refer to the Form 8-K filed on May 2, 2005 for further reference and information.

New Hospital Program Management Contract for Garland Facility

The Company, through its subsidiary Vista Hospital of Dallas, LLP, entered into a Hospital Program Management Agreement with Preston Cardiology Wellness Center, on June 1, 2005 to provide marketing, pre-authorization and follow up support services to prospective bariatric patients in areas serviced by the Garland Facility for a Gastroplasty Program. The Gastroplasty Program is a new program being implemented at the Garland Facility, and the Company cannot predict whether such program will be successful or what the financial impact will be to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to the Company’s operations result primarily from changes in interest rates as well as credit risk concentrations. Except for the deposit made in December 2003 of approximately $604,000 for the lease of land in Shanghai, China for the China Project, approximately $2,162,000 paid for capital contributions to the De An Joint Venture in June 2005, and the future required contributions for the China Project, the majority of which are in local currency, all of the Company’s contracts are denominated in US dollars and, therefore, the Company has no significant foreign currency risk.

The Company had $5.7 million drawn under the Credit Agreement as of May 31, 2005. The total interest expense incurred by the Company during this quarter was approximately $79,000.

Other than as disclosed herein, there have been no material changes in the Company’s exposure to market risk from the disclosure included in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Item 4. Controls and Procedures.

In connection with the audit of our financial statements for fiscal year ended August 31, 2004, our outside auditors identified and orally brought to the attention of the Audit Committee what they consider to be material weaknesses in our internal controls. While we have undertaken significant remedial action to address the material weaknesses identified, the following two material weaknesses remained at May 31, 2005.

•	Family relationships among certain of our officers and employees. The Company evaluated this weakness and revised the reporting structure of certain employees. The Company is continuing to evaluate the effectiveness of the changes and to implement additional changes to its management structure to address this weakness.

•	The failure to properly utilize the inventory software to track and report our inventory quantities on a real time basis. As stated in our annual report on Form 10-K for the fiscal year ended August 31, 2004, based on our review of the inventory tracking system, we determined that our inventory management system had failed to track inventory on a continuous basis. With respect to the third fiscal quarter of 2005 ended on May 31, 2005, we quantified the inventory process control weakness by taking complete physical inventories at the end of each quarter and reconciling the physical counts to our records and analyzing the valuation of the inventory.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that they cannot reasonably conclude that our disclosure controls and procedures were effective as of

May 31, 2005 at the reasonable assurance level and design to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods.

Despite the material weaknesses in our internal controls identified as of such date, our Chief Executive Officer and Chief Financial Officer believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made. To overcome the material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer directed our internal accounting staff to provide additional substantive accounting information and data to our outside auditors, in conjunction with their review of the consolidated financial statements for the three and nine months ended May 31, 2005.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

A shareholder derivative action alleging breach of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment, Flory v. Chan, et al., H-02-3123, was brought in U.S. District Court for the Southern District of Texas in August 2002, but was stayed on November 12, 2002 by the district court pending the outcome of a previously filed shareholder class action Hamilton v. Dynacq International, et. al., in another court in that district. Given the plaintiff’s dismissal of the appeal in the Hamilton shareholder class action and given the state court’s dismissal of the same or similar claims in the previously filed shareholder derivative action Brill v. Chan, et. al., filed in the 295th District Court of Harris County, Texas, the Company moved in the fourth quarter of fiscal 2004 to dismiss this derivative action. The court dismissed the action in October 2004 with prejudice against refiling. The plaintiffs appealed the dismissal to the United States Fifth Circuit Court of Appeals on November 22, 2004. All briefing has been completed and submitted to the United States Fifth Circuit Court of Appeals for consideration. Oral arguments, if any, have not yet been scheduled.

In the second quarter of 2004, eight lawsuits were filed in the United States District Court for the Southern District of Texas (Houston Division) between December 24, 2003 and January 26, 2004, alleging federal securities law causes of action against the Company and various current and former officers and directors. The cases were filed as class actions brought on behalf of persons who purchased shares of Company common stock in the open market generally during the period of January 14, 2003 through December 18, 2003. Under the procedures of the Private Securities Litigation Reform Act, the court consolidated the actions and appointed a lead plaintiff in the matter. An amended complaint was filed on June 30, 2004, asserting a class period of November 27, 2002 – December 19, 2003 and naming additional defendants, including Ernst & Young LLP, the Company’s prior auditors. The amended complaint seeks certification as a class action and alleges that the defendants violated Sections 10(b), 20(a), 20(A) and Rule 10b-5 under the Exchange Act by publishing materially misleading financial statements that did not comply with generally accepted accounting principles, making materially false or misleading statements or omissions regarding revenues and receivables, operations and financial results and engaging in an intentional fraudulent scheme aimed at inflating the value of Dynacq’s stock. After the Company filed its Form 10-K for fiscal 2003 on July 30, 2004, the procedural schedule was amended so that plaintiffs had until 30 days after the Company was current in its filings to file an amended complaint. The plaintiffs filed an amended complaint in September 2004. The Company is vigorously defending against the allegations and filed a motion to dismiss all or some of the claims in October 2004. The non evidentiary oral arguments on the Motion to Dismiss were heard on May 13, 2005, and the court has taken the Motion to Dismiss under consideration. The Company cannot predict the ultimate outcome of the lawsuit or whether the lawsuit will have a material adverse effect on the Company’s financial condition.

In September 2003, a lawsuit, case number 598-564, was filed in the Twenty Fourth Judicial District Court for the Parish of Jefferson, State of Louisiana, by Liljeberg Enterprises International, L.L.C. against Vista Hospital of

Baton Rouge, LLC, d/b/a Vista Surgical Hospital (“VHBR”), Dynacq International, Inc., and Chiu M. Chan. On October 8, 2004, VHBR, an indirect majority-owned subsidiary of Dynacq, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. VHBR filed for bankruptcy protection because, among other reasons, it was unable to pay the alleged damages sought by, and the costs of defending against, the lawsuit. On the date of VHBR’s bankruptcy filing, the lawsuit was removed to the United States District Court for the Eastern District of Louisiana. During the bankruptcy proceeding, VHBR continued to operate the Baton Rouge Facility and manage its property as a “debtor in possession” under the jurisdiction of the Bankruptcy Court. On March 18, 2005, the Bankruptcy Court approved a settlement between Liljeberg Enterprises International, LLC, VHBR, Dynacq and Mr. Chiu Chan. Pursuant to the terms of the settlement, a Dynacq affiliate paid $1.2 million (the settlement amount) to Liljeberg Enterprises, and Liljeberg Enterprises assigned its claim against VHBR to the Dynacq affiliate and released VHBR, Dynacq, Mr. Chan and all of their affiliates from any claims, known or unknown. The settlement amount had previously been reserved in fiscal 2004 ($800,000) and in the second fiscal quarter of 2005 ($400,000) but was paid in the third quarter ended May 31, 2005. On April 7, 2005, the Bankruptcy Court confirmed the plan of reorganization to fully pay all creditors. The confirmed plan of reorganization became effective on April 19, 2005 and has been substantially consummated. Except for five claims as to which a dispute exists (or as to which VHBR has objected), such claims totaling approximately $40,000, all of the creditors have been paid. VHBR continued normal operations throughout the bankruptcy proceeding and is no longer a “debtor in possession”. VHBR anticipates that the bankruptcy proceeding will be formally closed during the fiscal year ending August 31, 2005.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matter to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
*		Exhibit 3.1	Certificate of Incorporation, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 000-21574.

*		Exhibit 3.2	Bylaws, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 222-21574.

*		Exhibit 10.1	Letter Agreement dated April 28, 2005, between the Company and Merrill Lynch Business Financial Services, Inc. amending the Reducing Revolver and Other Loan Documents, incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 29, 2005.

*		Exhibit 10.2	Credit and Security Agreement dated May 27, 2005, between the Company and Merrill Lynch Business Financial Services, Inc., as a lender and as administrative agent for the lender parties thereto, incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 1, 2005.

*	*	Exhibit 10.3	Shanghai Assignment Agreement for Use Right of State-owned Land dated May 16, 2005, between Shanghai Jia Ding District Housing and Land Administrative Bureau and Shanghai DeAn Hospital (English translation).

*	*	Exhibit 10.4	Shanghai Land Confiscation & Relocation Compensation Agreement dated May 16,2005, between Shanghai Jia Ding District Housing and Land Administration Bureau and Shanghai De An Hospital (English translation).

*	*	Exhibit 15.1	Letter Regarding Review of Interim Financial Information.

*	*	Exhibit 23.1	Auditor Consent.

*	*	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	*	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	*	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	*	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	*Previously filed and incorporated by reference.

•	** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNACQ HEALTHCARE, INC.

Date: July 8, 2005	By:	/s/ Chiu M. Chan
Chiu M. Chan
Chief Executive Officer
(duly authorized officer)

Date: July 8, 2005	By:	/s/ Philip S. Chan
Philip S. Chan
Chief Financial Officer
(principal financial and accounting officer)

INDEX OF EXHIBITS

	EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
*	Exhibit 3.1	Certificate of Incorporation, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 000-21574.

*	Exhibit 3.2	Bylaws, incorporated by reference to the Definitive Information Statement filed October 21, 2003, SEC File No. 222-21574.

*	Exhibit 10.1	Letter Agreement dated April 28, 2005, between the Company and Merrill Lynch Business Financial Services, Inc. amending the Reducing Revolver and Other Loan Documents, incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 29, 2005.

*	Exhibit 10.2	Credit and Security Agreement dated May 27, 2005, between the Company and Merrill Lynch Business Financial Services, Inc., as a lender and as administrative agent for the lender parties thereto, incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 1, 2005.

**	Exhibit 10.3	Shanghai Assignment Agreement for Use Right of State-owned Land dated May 16, 2005, between Shanghai Jia Ding District Housing and Land Administrative Bureau and Shanghai DeAn Hospital (English translation).

**	Exhibit 10.4	Shanghai Land Confiscation & Relocation Compensation Agreement dated May 16,2005, between Shanghai Jia Ding District Housing and Land Administration Bureau and Shanghai De An Hospital (English translation).

**	Exhibit 15.1	Letter Regarding Review of Interim Financial Information.

**	Exhibit 23.1	Auditor Consent.

**	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	*Previously filed and incorporated by reference.

•	** Filed herewith.