Form 10-K
period 2005-08-31
DYNACQ HEALTHCARE INC
filed 2005-11-16
CIK 890908

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 28, 2005 was $26,973,787. As of November 10, 2005, the registrant had 14,851,568 shares of common stock outstanding, all of one class.

Documents Incorporated by Reference:

Related Section	Documents
Part III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before December 29, 2005.

i

PART I

This annual report on Form 10-K contains forward-looking statements regarding future events and our future financial performance. Words such as “expects,” “intends,” “forecasts,” “projects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act. All forward-looking statements are based on our current beliefs as well as assumptions made by and information currently available to us. These statements reflect our current views with respect to future events. Important factors that could cause actual results to materially differ from our current expectations include the risks and uncertainties described in “Risk Factors” below. Please read the following discussion of the results of our business and our operations and financial condition and the risk factors along with our consolidated financial statements, including the notes, included in this annual report on Form 10-K.

Item 1.	Business.

General

Dynacq Healthcare, Inc., a Delaware corporation, is a holding company that through its subsidiaries develops and manages general acute care hospitals that principally provide specialized general surgeries. The Company’s business strategy is to develop and operate general acute care hospitals designed to handle specialized surgeries such as bariatric, orthopedic and neuro-spine surgeries. Certain of the Company’s facilities also provide fertility, sleep laboratory and pain management services, as well as minor emergency treatment services and ear, nose and throat services. The Company’s hospitals include operating rooms, pre- and post-operative space, intensive care units, nursing units and diagnostic facilities, as well as adjacent medical office buildings that lease space to physicians and other healthcare providers. These hospitals are the Vista Medical Center Hospital in Pasadena, Texas, near Houston (the “Pasadena Facility”); Vista Hospital of Dallas (the “Garland Facility”); Vista Surgical Hospital of Baton Rouge (the “Baton Rouge Facility”); and, an outpatient surgery center, Vista Surgical Center West (the “West Houston Facility”).

The Company owns a 70% equity interest in Shanghai DeAn Hospital, a joint venture formed under the laws of the People’s Republic of China (the “DeAn Joint Venture”). The majority of the remaining equity interest is owned by Chinese governmental entities. The DeAn Joint Venture is constructing a hospital in Shanghai, China that will be owned and operated by the joint venture and is referred to herein as the “China Project”.

Except for emergency room patients, surgeries are typically pre-certified or pre-authorized by the insurance carriers. The bulk of the surgeries are either covered by workers’ compensation insurance or by commercial insurers on an out-of-network health plan basis. Historically the Company has not participated in managed care contracts and has not received a substantial amount of reimbursement from Medicare or Medicaid. However, during the first quarter of fiscal 2006, the Company began participation in certain managed care contracts and anticipates entering into additional contracts in the future.

The Company, through its affiliates, owns or leases 100% of the real estate for and equipment in its facilities. The Company maintains a majority ownership and controlling interest in all of its operating entities. As of August 31, 2005, the Company owned the following percentages of its operating entities, with the remaining percentages owned by physicians and other healthcare professionals:

Pasadena Facility	97%
Baton Rouge Facility	90%
Garland Facility	97%
West Houston Facility	100%

The Company was incorporated in Nevada in February 1992. In November 2003, the Company reincorporated in Delaware and changed its name from Dynacq International, Inc. to Dynacq Healthcare, Inc.

The terms “Company,” “Dynacq,” “our” or “we” as used herein refer to Dynacq Healthcare, Inc. and its affiliates unless otherwise stated or indicated by context. The term “affiliates” means direct and indirect subsidiaries of Dynacq Healthcare, Inc. and partnerships and joint ventures in which subsidiaries are general or limited partners or members.

Recent Developments

Changes to the Texas Workers’ Compensation System

The 2005 Texas Legislature substantially revised the workers’ compensation system. One of the significant changes to the system is the implementation of workers’ compensation healthcare networks, which are packaged groups of healthcare providers that an employer or insurance carrier may contract with for the provision of health care services to injured workers. An employer and carrier’s participation in a network is discretionary, but if they choose to utilize a network, employees will be required to seek healthcare from a network healthcare provider. The Texas Division of Workers’ Compensation (formerly the Texas Worker’s Compensation Commission and referred to herein as the TDWC) must adopt rules implementing healthcare networks not later than December 1, 2005.

Another significant change to the system that will affect the Company is the change to the Medical Dispute Resolution (“MDR”) process at the TDWC. The MDR process is an administrative process through which the Company seeks proper reimbursement from third-party payers for inpatient and outpatient surgical services in the event our facility is not adequately reimbursed for services it provided. As of September 1, 2005, if the TDWC issues an unsatisfactory MDR Finding and Decision regarding reimbursement of our fees, our facilities may seek judicial review of the TDWC’s decision in the district courts of Travis County, Texas. However, if our hospitals participate in a workers’ compensation network, fee disputes will be adjudicated through the network, not through the MDR process.

See “Government Regulation” for additional information.

New Bariatric Program for Pasadena and Baton Rouge Facilities

The Pasadena and Baton Rouge Facilities began new bariatric or weight control programs to replace the prior programs at such facilities. The new programs provide marketing, pre-authorization and follow up support services to prospective bariatric patients in areas serviced by the Pasadena and Baton Rouge Facilities. These programs complement the bariatric program at the Garland Facility that began on June 1, 2005. The Company cannot predict whether these programs will be successful or what the financial impact will be on the Company.

Industry Background

The development of proprietary general acute care hospital networks occurred during the 1970’s. During the past 20 years, freestanding outpatient surgery centers were developed to compete with these general hospitals for outpatient procedures. Freestanding outpatient surgery centers have allowed physicians to perform outpatient procedures in specialized facilities designed to improve efficiency and enhance patient care. The Company believes that its operational model allows physicians to perform inpatient procedures at facilities that provide similar efficiencies as those provided at freestanding outpatient surgery centers.

General acute care hospitals specializing in specific complex surgical procedures are designed with the goal of improving both physician and facility efficiency. The surgeries performed are primarily non-emergency procedures that are electively scheduled and, therefore, allow for efficiency available through block time/scheduling. Given the opportunity to utilize multiple operating rooms for pre-determined periods of time, the physicians are able to schedule their time more efficiently and, therefore, increase the number of procedures they can perform within a given amount of time. The facility receives the benefit of consistent staffing patterns and greater facility utilization. In addition, the Company believes that, due to the relatively small size of its facilities, many physicians prefer to perform procedures in the Company’s facilities because their patients prefer the comfort of a more personal atmosphere and the convenience of simplified admission and discharge procedures.

Pasadena Facility

At August 31, 2005, the Company owned, through its subsidiaries, a 97% partnership interest in the Pasadena Facility operating entity, with the remaining interest owned primarily by physicians and other healthcare professionals. The Pasadena Facility’s areas of practice include orthopedic and general surgery, such as spine and bariatric surgeries, various pain management modalities and other services, and represented approximately 55% of the Company’s net patient revenues in each of fiscal 2005 and 2004. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment and, in turn, leases the land, hospital facility and equipment to the hospital operating entity.

Baton Rouge Facility

At August 31, 2005, the Company owned, through its subsidiaries, a 90% membership interest in the Baton Rouge Facility operating entity, Vista Hospital of Baton Rouge, LLC (“VHBR”), with the remaining interest owned by physicians. The Baton Rouge Facility’s areas of practice include bariatric surgery, general surgery and cosmetic surgery, and represented approximately 23% of the Company’s fiscal 2005 net patient service revenues and, for its first full year of operations, represented approximately 33% of the Company’s fiscal 2004 net patient service revenues. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment and, in turn, leases the land, hospital facility and equipment to VHBR.

On October 8, 2004, VHBR filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. VHBR emerged from bankruptcy and closed this proceeding on August 4, 2005. See Legal Proceedings for more information.

Garland Facility

The Garland Facility began performing surgical procedures in November 2003. The areas of practice performed at this facility are orthopedic surgery, bariatric surgery, general surgery and pain management procedures. As of August 31, 2005, the Company owned 97% of this operating entity, with the remaining interests owned by physicians. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment and, in turn, leases the land, hospital facility and equipment to the hospital operating entity. The Garland Facility represented, for its first full year of operations, approximately 20% of the Company’s net patient revenues for fiscal 2005 and approximately 8% of the Company’s net patient revenues for fiscal 2004.

West Houston Facility

The West Houston Facility was established in March 2001, is located in west Houston, and is a satellite ambulatory surgical center to the Pasadena Facility. The West Houston Facility houses two operating rooms. This facility’s areas of practice include pain management, invitro fertilization and other services. The West Houston Facility represented approximately 2% of the Company’s net patient service revenues for fiscal 2005 and approximately 4% of the Company’s net patient service revenues for fiscal 2004.

China Project

On May 16, 2005, the DeAn Joint Venture, of which the Company owns a 70% equity interest, entered into land use agreements with the Chinese government to lease for a term of 50 years approximately 28.88 acres of government-owned land in Shanghai, China. The land is to be used for a hospital, the China Project, to be owned and operated by the DeAn Joint Venture.

In accordance with the Land Use Right Agreement, construction commenced in October 2005. If the hospital is not completed on or before November 16, 2008, the land authority will revoke the land use right without compensation to the DeAn Joint Venture and take over all constructions and fixtures on the land. The Company is required to make contributions to the DeAn Joint Venture currently of approximately $8.5 million before March 31, 2007. Approximately $4.3 million of such amount has been paid by the Company to the DeAn Joint Venture (including the $604,000 paid in December 2003), and an additional $2.1 million will be payable by Dynacq to the DeAn Joint Venture on each of March 31, 2006 and March 31, 2007.

The DeAn Joint Venture may apply to the Jiading Land Bureau for an extension upon the expiration of the land use right, provided that the joint venture has extended its business license over 50 years. If the extension for the land use right is approved by the Land Bureau, the joint venture will need to sign renewed land use right agreements and pay land premiums as required by the Land Bureau. If the joint venture does not apply for an extension of the land use right or the application is rejected, the land use right, as well as the buildings and other site equipment, would be taken back by the government without payment.

Business Growth Strategy

The Company has focused on developing and expanding its surgical services facilities. The Company’s current business strategy involves:

•	Creating and maintaining relationships with quality physicians;

•	Attracting and retaining key management, marketing and operating personnel;

•	Further developing and refining its hospital prototype to, among other things, enhance the facility design of its hospitals to provide efficient, effective, and quality patient care for its current surgical mix as well as additional types of services;

•	Adding new capabilities to our existing hospital campuses; and

•	Actively seeking and pursuing new opportunities in additional geographic markets.

Creating and Maintaining Relationships with Quality Physicians

Since physicians provide and influence the direction of healthcare, we have developed our operating model to encourage physicians to affiliate with us and to use our facilities in accordance with their practice needs. Our strategy is to focus on the development of physician partnerships and facilities that will enhance their practices in order to provide quality healthcare in a friendly environment for the patient. We seek to attract new physicians to our facilities in order to grow or to replace physicians who retire or otherwise depart from time to time, as well as to expand the surgical case mix. In order to attract new physicians and maintain existing physician relationships, the Company affords them the opportunity to purchase interests in the operating entities of the facilities. By doing so, the physician becomes more integrally involved in the quality of patient care and the overall efficiency of facility operations.

Attracting and Retaining Key Personnel

We place the utmost importance on attracting and retaining key personnel to be able to provide quality facilities to attract and retain qualified physicians. Attracting and retaining the appropriate personnel at all levels within the organization, including senior executives at the corporate level, are also important goals of management and essential in expanding our operations.

Further Refining Hospital Design

We believe we attract physicians because we design our facilities and adopt staffing, scheduling and clinical systems and protocols to increase physician productivity and promote their professional success. We focus attention on providing physicians with quality facilities designed to improve the physicians’ and their patients’ satisfaction.

Addition of New Capabilities to Existing Hospitals

Our overall strategy is to develop and operate hospitals designed to handle complex surgeries. Currently, some of our more complex surgeries include spine and bariatric surgeries for which we have added more surgical equipment. The Company continues to explore the possibility of adding other types of surgical procedures that fit into our business model.

New Opportunities and Market Expansion

An integral part of our future plans is the acquisition and development of additional hospitals. As opportunities are identified, we seek to acquire and develop additional hospitals using one of three methods: (1) new construction, which generally requires two years to complete; (2) acquisition of assets and renovation, which generally requires four to six months to complete; and, (3) long-term leases, which is generally less capital-intensive and requires the least amount of time to commence business operations. Criteria examined when exploring new markets include:

•	the potential to attract strong physician partners in the market area;

•	the revenue potential associated with those partnerships;

•	current or expected competition in the marketplace;

•	size of the market;

•	predominant payer groups in the market area; and

•	licensing and regulatory requirements of the market area.

Marketing

Our marketing efforts are directed primarily at physicians and other healthcare professionals who are principally responsible for referring patients to our facilities. We market our facilities to physicians by emphasizing the high level of patient satisfaction with our hospitals, the quality and responsiveness of our services and the practice efficiencies provided by our facilities. We believe that providing quality facilities creates a positive environment for patients and physicians. The Company, through its subsidiaries, also has agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective orthopedic and/or bariatric patients in areas serviced by the Pasadena, Garland and/or Baton Rouge Facilities. These facilities receive orthopedic and bariatric referrals from other sources, and such organizations also refer clients to other area hospitals.

The Company, through its subsidiary hospital operating entity, entered into a Hospital Program Management Agreement with Preston Cardiology Wellness Center on June 1, 2005 to provide marketing, pre-authorization and follow up support services to prospective bariatric patients in areas serviced by the Garland Facility for a Gastroplasty Program. The Gastroplasty Program is a program being implemented at the Garland Facility, and the Company cannot predict whether such program will be successful or what the financial impact will be on the Company.

The Pasadena and Baton Rouge Facilities began new bariatric or weight control programs in the first quarter of fiscal 2006 to replace the former bariatric programs at such facilities. Our new programs provide or contract for marketing, pre-authorization and follow up support services to prospective bariatric patients in areas serviced by the Pasadena and Baton Rouge Facilities. The Company cannot predict whether such programs will be successful or what the financial impact will be on the Company.

Competition

Presently, the Company operates in the greater Houston, Texas, Baton Rouge, Louisiana, and Dallas-Fort Worth, Texas metropolitan markets. In each market, the Company competes with other providers, including major acute care hospitals. These entities may have various competitive advantages over the Company, including their community position, capital resources, physician partnerships and proximity to physician office buildings. The Company also encounters competition with other companies for acquisition and development of facilities and for strategic relationships with physicians.

There are several large publicly-held companies, and numerous privately-held companies, that acquire and develop freestanding private hospitals and outpatient surgery centers. Many of these competitors have greater financial and other resources than the Company. The principal competitive factors that affect the Company’s ability and the ability of its competitors to acquire or develop private hospitals are experience, reputation, relationships with physicians and other medical providers, as well as access to capital. Further, some surgeon groups develop surgical facilities without a corporate partner. The Company can provide no assurance that it will be able to compete successfully in these markets.

Government Regulation

Overview

All participants in the healthcare industry are required to comply with extensive government regulation at the federal, state and local levels. Under these laws and regulations, hospitals must meet requirements for licensure and qualify to participate in government programs, including Medicare and Medicaid. These requirements relate to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, hospital use, rate-setting, compliance with building codes and environmental protection laws, as well as patient confidentiality requirements. There are also extensive regulations governing a hospital’s participation in government programs and payment for services provided to program beneficiaries. These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Some of the laws applicable to us are subject to limited or evolving interpretations; therefore, a review of our operations by a court or law enforcement or regulatory authority may result in a determination that could have a material adverse effect on us. Furthermore, the laws applicable to us may be amended or interpreted in a manner that could have a material adverse effect on us.

We believe that our facilities are in substantial compliance with current applicable federal, state and local regulations and standards. In the event of a determination that we violated applicable laws, rules or regulations or if changes in the regulatory framework occur, we may be subject to criminal penalties and/or civil sanctions and our facilities could lose their licenses and/or their ability to participate in government programs. In addition, government regulations frequently change, and when regulations change we may be required to make changes in our facilities, equipment, personnel and services so that our facilities remain licensed and qualified to participate in these programs. One or more of these outcomes could be material to our operations.

Texas and Louisiana Workers’ Compensation Systems

A significant amount of our net revenue results from Texas workers’ compensation claims and to a significantly lesser extent from Louisiana workers’ compensation claims. As such, we are subject to the rules and regulations of the TDWC and the Louisiana’s Workers’ Compensation Commission.

The 2005 Texas Legislature substantially revised the workers’ compensation system by implementing workers’ compensation healthcare networks. Regulations governing workers’ compensation healthcare networks are to be adopted no later than December 1, 2005. If one of our hospitals chooses to participate in a network, the amount of revenue that will be generated from workers’ compensation claims will be governed by a network contract.

For claims arising prior to the implementation of workers’ compensation networks and out of network claims, the Texas Administrative Code provides the specific methodology and procedure for the payment and denial of medical bills by third-party payers for medical services to injured workers in Texas. Specifically, inpatient and outpatient surgical services are either reimbursed pursuant to the Acute In-Patient Hospital Fee Guideline (“AIHFG”) or at a “fair and reasonable” rate for services in which the fee guideline is not applicable. Should our facility disagree with the amount of reimbursement provided by a third-party payer, we are required to pursue the Medical Dispute Resolution (“MDR”) process at the TDWC to request proper reimbursement for services pursuant to the Texas Labor Code and the Texas Administrative Code. Prior to September 1, 2005, if the MDR process rendered an unsatisfactory determination regarding the amount of reimbursement for our facility’s fees, our facility could appeal the decision to the Texas State Office of Administrative Hearings (“SOAH”). After September 1, 2005, our hospitals may seek judicial review of an MDR determination only in the district courts of Travis County, Texas. Although this entire process is lengthy, we request optimal reimbursement for services rendered based upon the utilization of this administrative process. Our Company pursues all avenues of reimbursement allowed under the law as mandated by the legislature and state administrative agencies.

Our Company has a significant number of reimbursement disputes where the MDR decision was unsatisfactory to either the insurance carrier or us, and these decisions have subsequently been appealed to SOAH or district court. These disputes fall loosely into categories of disputes over either inpatient services or outpatient services. Some of the inpatient disputes involving the stop-loss reimbursement methodology set forth in the AIHFG, were consolidated by an administrative law judge (“ALJ”) into one case that was tried before the ALJ in April 2005. A decision in the consolidated case has not yet been issued, and we cannot predict the timing or the outcome of that decision. It is possible that any decision in the consolidated case may be appealed to state district court and possibly the appellate courts. The remaining inpatient cases at SOAH involving the application of the stop-loss methodology have been abated pending the decision in the consolidated case.

The outpatient disputes at SOAH have been consolidated into several dockets according to the reimbursement methodology used by the insurance carriers. These large consolidated dockets were abated for approximately three years pending a state district court legal challenge to the validity of the Texas administrative rules at issue. Now that the district court challenge has concluded, the SOAH consolidations for outpatient cases are beginning to move forward. We anticipate that there may be appeals to state district court and possibly the appellate courts of the decisions in one or more of these consolidated dockets.

The delays caused by the unexpected and extended abatements of the SOAH proceedings for both the inpatient and outpatient cases have added significantly to the age of our accounts receivable for these types of services. Although we have consistently acted to move the cases forward, we cannot predict the time that it will take for the consolidated dockets to reach final resolution. If these disputes are ultimately resolved against our positions, it could have a material adverse effect on our financial statements.

The Louisiana Administrative Code provides the specific methodology and procedure for the payment and denial of medical bills by third-party payers for medical services to injured workers. Specifically, for inpatient surgical services, reimbursement is predicated upon the hospital reimbursement schedule. In addition, there is also a reimbursement guideline for outpatient services.

We cannot predict the course of future legislation or changes in current administration of the Texas Labor Code and/or Texas Administrative Code or the Louisiana Administrative Code. We expect that there may be changes in the future, but we are unable to predict their impact on our operations.

Licensure, Certification and Accreditation

Our healthcare facilities are subject to state and local licensing regulations ranging from the adequacy of medical care to compliance with building codes and environmental protection laws. The failure to comply with these regulations could result in the suspension or revocation of a healthcare facility’s license. To assure continued compliance with these regulations, our facilities are subject to periodic inspection by governmental and other authorities. Moreover, in order to participate in the Medicare and Medicaid programs, each of our hospitals must comply with the applicable regulations of the United States Department of Health and Human Services (“DHHS”) relating to, among other things, equipment, personnel and standards of medical care, as well as comply with all applicable state and local laws and regulations. If a hospital fails to substantially comply with the numerous conditions of participation in the Medicare and Medicaid programs or performs certain prohibited acts, the hospital’s participation in the federal or state healthcare programs may be terminated, civil or criminal penalties may be imposed under certain provisions of the Social Security Act, or both.

We believe that our hospitals are in substantial compliance with current applicable federal, state and local regulations and standards. However, the requirements for licensure and certification are subject to change. Consequently, in order for our hospitals to remain licensed and certified, it may be necessary from time to time for us to make material changes in our facilities, equipment, personnel and/or services.

Professional Licensure

Healthcare professionals at our facilities are required to be individually and currently licensed or certified under applicable state law and may be subject to numerous Medicare and Medicaid participation and reimbursement regulations. We take steps to ensure that all independent physicians and our employees and agents have the necessary licenses and certifications with their respective licensing agency. We believe that our employees and agents comply with all applicable state licensure laws.

Corporate Practice of Medicine and Fee-splitting

Some states, such as Texas, have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians. Some states also have adopted laws that prohibit direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of license, civil and criminal penalties, and rescission of the business arrangements. These laws vary from state to state, are often vague and in most states have seldom been interpreted by the courts or regulatory agencies. We have structured our arrangements with healthcare providers to avoid the exercise of any responsibility on behalf of the physicians utilizing our hospitals that could be construed as affecting the practice of medicine and to comply with all such applicable state laws. However, we cannot assure you that governmental officials charged with the responsibility for enforcing these laws will not assert that we, or the transactions in which we are involved, are in violation of these laws. These laws also may be interpreted by courts in a manner inconsistent with our interpretations.

Federal Anti-kickback Statute

The Medicaid/Medicare Anti-kickback Statute prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Courts have interpreted this statute broadly. A violation of the Anti-kickback Statute constitutes a felony and may be punished by a criminal fine of up to $25,000 for each violation, imprisonment up to five years, or both, civil money penalties of up to $50,000 per violation and damages of up to three times the amount of the illegal kickback and/or exclusion from participation in federal healthcare programs, including Medicare and Medicaid.

The Office of Inspector General at the DHHS (the “OIG”), among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste in federal healthcare programs. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. The OIG has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-kickback Statute. Currently there are statutory exceptions and safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, freestanding surgery centers and referral agreements for specialty services. Compliance with a safe harbor is not mandatory. The fact that a particular conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement illegal under the Anti-kickback Statute. Such conduct and business arrangements, however, may lead to increased scrutiny by government enforcement authorities. The determination as to compliance with the Anti-kickback statute outside of a safe harbor rests on the particular facts and circumstances and on the parties’ intent in entering into the transaction or arrangement.

The safe harbor regulations with respect to investment interests establish two instances in which payments to an investor in a venture will not be treated as a violation of the Anti-kickback Statute. The first safe harbor is for investment interests in public companies that have total assets exceeding $50 million and whose investment securities are registered pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The second safe harbor or “small entity” safe harbor is for investments in entities when certain criteria are met. Two significant criteria for this safe harbor are (1) that no more than 40% of the value of the investment interests of each class of investments may be held in the previous fiscal year or previous twelve-month period by investors who are in a position to make or influence referrals to, furnish items or services to, or otherwise generate business, for the entity, and (2) that no more than 40% of the gross revenue of the entity in the previous fiscal year or previous twelve-month period may come from referrals or business otherwise generated from investors. In addition to promulgating safe harbor regulations, to further assist providers, the OIG has established a process to enable healthcare providers to request advisory opinions on whether individual transactions might violate the Anti-kickback and certain other statutes. The OIG also provides insight into its views on the application of the Anti-kickback Statute through various documents including Special Fraud Alerts, Special Advisory Bulletins, Medicare Fraud Alerts and Medicare Advisory Bulletins.

We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians own interests in certain of our hospitals and may also own our stock. We also have medical directorship agreements with some physicians. Although we believe that our arrangements with physicians have been structured to comply with the current law and available interpretations, we cannot assure you that regulatory authorities will not determine that these arrangements violate the Anti-kickback Statute or other applicable laws. Also, the states in which we operate have adopted anti-kickback laws, some of which apply more broadly to all payers, not just to federal healthcare programs. Many of these state laws do not have safe harbor regulations comparable to the federal Anti-kickback Statute and have only rarely been interpreted by the courts or other government agencies. If our arrangements were found to violate any of these anti-kickback laws, we could be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid or other governmental healthcare programs such as workers’ compensation programs. Exclusion from these programs could result in significant reductions in revenue and could have a material adverse effect on our business.

Stark Law

The federal physician self-referral statute is commonly known as the Stark law. This law prohibits physicians from referring Medicare and Medicaid patients who need “designated health services” (“DHS”) to entities with which the physician or an immediate family member has a financial relationship and prohibits the entities from billing Medicare or Medicaid for services ordered pursuant to a prohibited referral. Stark does, however, have a number of exceptions that permit financial relationships between physicians and entities providing DHS. Sanctions for violating the Stark law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil monetary penalties of up to $15,000 per prohibited service provided and exclusion from the Medicare and Medicaid programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme that has the principal purpose of assuring referrals and that, if directly made, would violate the Stark law.

One of the exceptions utilized to exempt hospital-provided DHS from the ownership proscription is commonly referred to as the “whole hospital exception.” This exception permits a physician with an ownership interest in a hospital to make referrals to that hospital provided that: (1) the referring physician is authorized to perform services at the hospital; and (2) the physician’s ownership or investment interest is in the entire hospital and not merely in a distinct part or department of the hospital. We believe we have structured our financial arrangements with physicians to comply with the whole hospital exception.

The Stark law may be amended in ways that we cannot predict at this time, including possible changes to the current physician ownership and compensation exceptions. We cannot predict whether any other law or amendment will be enacted or the effect they might have on us.

State Anti-kickback and Physician Self-Referral Laws

Many states, including those in which we do or expect to do business, have laws that prohibit payment of kickbacks or other remuneration in return for the referral of patients. Some of these laws apply only to services reimbursable under state Medicaid programs. However, a number of these laws apply to all healthcare services in the state, regardless of the source of payment for the service. Based on court and administrative interpretations of the federal Anti-kickback Statute, we believe that the Anti-kickback Statute prohibits payments only if they are intended to induce referrals. However, the laws in most states regarding kickbacks have been subjected to more limited judicial and regulatory interpretation than federal law. Therefore, we can give you no assurances that our activities will be found to be in compliance with these laws. Noncompliance with these laws could subject us to penalties and sanctions and could have a material adverse effect on us.

A number of states, including those in which we do or expect to do business, have enacted physician self-referral laws that are similar in purpose to the Stark law but which impose different restrictions. Some states, for example, only prohibit referrals when the physician’s financial relationship with a healthcare provider is based upon an investment interest. Other state laws apply only to a limited number of designated health services. Some states do not prohibit referrals, but require that a patient be informed of the financial relationship before the referral is made. We believe that our operations are in material compliance with the physician self-referral laws of the states in which our facilities are located.

Other Fraud and Abuse Provisions

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of certain federal fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. HIPAA also added a prohibition against incentives intended to influence decisions by Medicare beneficiaries as to the provider from which they will receive services. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that lead to the recovery of at least $100 of Medicare funds. HIPAA was followed by The Balanced Budget Act of 1997, which created additional fraud and abuse provisions, including civil penalties for contracting with an individual or entity that the provider knows or should know is excluded from a federal healthcare program.

The Social Security Act also imposes criminal and civil penalties for making false claims and statements to Medicare and Medicaid programs. False claims include, but are not limited to, billing for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement, billing for unnecessary goods and services, and cost report fraud. Criminal and civil penalties may be imposed for a number of other prohibited activities, including failure to return known overpayments, certain gainsharing arrangements, and offering remuneration to influence a Medicare or Medicaid beneficiary’s selection of a healthcare provider. Like the Anti-kickback Statute, these provisions are very broad. Careful and accurate coding of claims for reimbursement, as well as accurately preparing cost reports, must be performed to avoid liability.

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

The regulations governing reimbursement under the Medicare and Medicaid programs are very complex. Third-party payers may also have complicated requirements that must be adhered to by healthcare providers. These rules are not always clear and may be subject to interpretation. It is necessary to ensure that claims submitted for reimbursement are accurately coded and completed. Failure to comply with these services and coding requirements can result in denials of payments or the recoupment of payments already received.

Health Information Security and Privacy Practices

The Administrative Simplification provisions of HIPAA require certain organizations, including us, to implement very significant business and operational systems designed to protect each patient’s individual healthcare information. Among the standards that the DHHS adopted pursuant to HIPAA are standards for the following:

•	electronic transactions and code sets;

•	unique identifiers for providers, employers, health plans and individuals;

•	security and electronic signatures;

•	privacy; and

•	enforcement.

Pursuant to HIPAA, we are obligated to appoint and have appointed privacy and security officers, analyzed our existing patient record confidentiality system, developed systems to meet the increased confidentiality requirements in the areas of both privacy and security, drafted and implemented policies and procedures to maintain those systems, trained all relevant personnel in the policies and procedures, monitored the systems on an on-going and continuous basis, notified every new and existing patient of our confidentiality practices and contracted with certain vendors to assure they adhere to the same strict confidentiality and security standards.

In addition, the transaction standards require us to use standard code sets established by the rule when transmitting health information in connection with some transactions, including health claims and health payment and remittance invoices. We believe we are in substantial compliance with the standards that have been implemented to date by DHHS.

The imposition of HIPAA privacy, security and transactional code set standards on healthcare providers, among others, is a substantial step by the federal government toward requiring that individual health and medical records are developed, maintained and billed for in electronic format. The rules continue to be amended and, as such, we will continue to modify our systems in order to maintain compliance with the standards.

A violation of the privacy standards could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. The final rule also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. In April 2003, the DHHS published an interim final rule that establishes procedures for the imposition, by the Secretary of Health and Human Services, of civil monetary penalties on entities that violate the administrative simplification provisions of HIPAA. This was the first installment of the enforcement rule. When issued in complete form, the enforcement rule will set forth procedural and substantive requirements for imposition of civil monetary penalties. The act also provides for criminal penalties for violations. We have established a plan and committed the resources necessary to comply with HIPAA. At this time, we anticipate that we will be able to maintain compliance with HIPAA regulations that have been issued and with the proposed regulations. Based on the existing and proposed regulations and anticipated additions and amendments to the regulation, we believe that the cost of our compliance with HIPAA will not have a material adverse effect on our results of operations.

Emergency Medical Treatment and Labor Act

All of our hospitals are subject to the Emergency Medical Treatment and Labor Act (“EMTALA”). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s dedicated emergency department for treatment and, if the patient is suffering from an emergency medical condition, either to stabilize that condition or to make an appropriate transfer of the patient to a facility that can stabilize the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. CMS has issued final regulations and interpretive guidelines clarifying various requirements under EMTALA. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital.

Although we believe that our emergency care practices are in compliance with EMTALA requirements, we cannot assure that CMS or others will not assert that our facilities are in violation or predict any modifications that CMS will implement in the future. On May 13, 2004, CMS issued revised interpretive guidelines for surveyors investigating EMTALA complaints that require, in addition to other changes, that hospitals have call coverage that “meets the needs of hospital patients.” We cannot predict whether we will be in compliance with any new requirements or interpretive guidelines.

Healthcare Reform

As one of the largest industries in the United States, healthcare continues to attract significant legislative interest and public attention. In recent years, various legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. Many states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and change private healthcare insurance. We cannot predict the course of future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs or the effect that any legislation, interpretation or change may have on us.

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

Environmental Regulation

Our facilities operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. These operations also are subject to compliance with various other environmental laws, rules and regulations. We cannot predict whether the cost of such compliance will have a material effect on our future capital expenditures, earnings or competitive position.

Insurance

The Company maintains various insurance policies that cover each of its facilities. Specifically, the Company has claims-made malpractice coverage for its West Houston Facility and has occurrence coverage for its Pasadena and Garland Facilities. In Louisiana, the Company is a member of the Louisiana Patient Compensation Fund and purchases insurance through the Louisiana Patient Compensation Fund for medical malpractice. In addition, all physicians granted privileges at the Company’s facilities are required to maintain medical malpractice insurance coverage. The Company also maintains general liability and property insurance coverage for each facility, including flood coverage. The Company maintains workers’ compensation coverage for the Baton Rouge Facility, but does not currently maintain worker’s compensation coverage in Texas. In regard to the Employee Health Insurance Plan, the Company is self insured with specific and aggregate re-insurance with stop-loss levels appropriate for the Company’s group size. Coverage is maintained in amounts management deems adequate.

Employees

As of October 31, 2005, the Company employed approximately 302 full-time employees and 110 part-time employees, which represents approximately 318 full time equivalent employees.

Available Information

We file proxy statements and annual, quarterly and current reports with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any document that we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. You may also call the SEC at 1-800-SEC-0330 for information on the operation of the public reference room. Our SEC filings are also available to you free of charge at the SEC’s website at http://www.sec.gov. We also maintain a website at http://www.dynacq.com that includes links to our SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports are available on our website without charge as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Information contained on our website is not part of this report.

Risk Factors

The value of an investment in Dynacq Healthcare, Inc. is subject to significant risks, certain of which are specific to our Company, others are inherent in our business and the industry in which we operate, and still others are market related. If any of the matters described in the risk factors listed below were to occur, our business and financial results could be materially adversely affected.

Risks Related to our Business

A significant percentage of our revenues are generated through relatively few physicians.

For the fiscal year ended August 31, 2005, approximately 73% of our gross revenues were generated from 16 surgeons, primarily in our Pasadena Facility. For the fiscal year ended August 31, 2004, approximately 57% of our gross revenues were generated from 11 surgeons. The loss of physicians who provide significant net patient revenues for the Company may adversely affect our results of operations.

Our expansion into international operations could be harmed by economic, political, regulatory and other risks associated with doing business in foreign countries.

Our investment in the DeAn Joint Venture for the development of the China Project requires us to make contributions of approximately $8.5 million before March 31, 2007, comply with requirements regarding the use of the land, comply with applicable national and Shanghai local regulations and rules, provide compensation for damage or destruction to the property, and pay an initial land premium for the land use right and a land use charge each year during the land use term. There can be no assurance that we will have sufficient capital to complete the construction and development of the facility in China in a timely manner, or that we will be able to successfully conduct our operations in China or in any other future foreign markets. The failure to do so, including the failure to attract patients and to recruit qualified physicians to this facility, could have a material adverse effect on our business, financial condition and results of operations.

The risks associated with international expansion could adversely affect our ability to expand our business. Expansion of our operations into new markets entails substantial working capital and capital requirements associated with complying with a variety of foreign laws and regulations, complexities related to obtaining agreements from foreign governments and third parties, foreign taxes, and financial risks, such as those related to foreign currency fluctuations. International expansion will also be subject to general geopolitical risks, such as political and economic instability and changes in diplomatic relationships. In many market areas, other healthcare facilities and companies already have significant presence, the effect of which could be to make it more difficult for us to attract patients and recruit qualified physicians.

We are subject to substantial uninsured liabilities for which we have incurred, and may continue to incur, significant expenses.

We are currently defending a class action lawsuit filed by shareholders against us, our directors and officers for allegedly publishing materially misleading financial statements, making materially false or misleading statements or omissions regarding our financial condition, and engaging in a fraudulent schedule to inflate the value of our stock. In fiscal 2005, we also engaged in extensive bankruptcy proceedings on behalf of VHBR, which were concluded in August 2005. These cases, in addition to the legal actions alleging malpractice, product liability or related legal theories that are common in our industry, have involved significant costs and a major drain on management’s time and resources. Prospectively, we anticipate our legal expenses to increase because of the new requirements to seek judicial review of MDR determinations in the district courts of Travis County, Texas rather than through an administrative process.

Although we maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe to be appropriate for our operations, our insurance coverage may not be sufficient or continue to be available at a cost allowing us to maintain adequate levels of insurance. Our professional malpractice liability insurance has covered the majority of malpractice and related legal claims to date; however, the cost of the bankruptcy proceedings and of defending the shareholder derivative suits and any damages awarded as a result of those suits, are paid by the Company. In addition, the large monetary claims and significant defense costs involved in many of the malpractice claims may exceed the limits of our insurance coverage. If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, we could be adversely affected. We do not employ any of the physicians who conduct procedures at our hospitals, and the governing documents of each of our hospitals require physicians who conduct procedures at our hospitals to maintain stated amounts of insurance.

We indemnify our directors and officers against certain liabilities and do not presently carry director and officer liability insurance.

As permitted under Delaware law and pursuant to our governing documents and indemnification agreements with certain of our officers and directors, we indemnify our directors against monetary damages for breach of a director’s fiduciary duty and advance expenses to the full extent permitted by Delaware law. As a result, shareholders’ rights to recover against directors for breach of fiduciary duty are limited. We do not carry director and officer liability insurance, so our assets are at risk in the event of successful claims against us or our officers and directors. Our assets may not be sufficient to satisfy judgments against us and our officers and directors in the event of such successful claims. In addition, our lack of director and officer liability insurance may adversely affect our ability to attract and retain highly qualified directors and officers in the future.

Our ability to borrow under our Credit Agreement is limited by our borrowing base.

Our borrowing capacity under our borrowing base credit facility is based on eligible accounts receivable that we generate from operations. As of August 31, 2005, our borrowing capacity under the facility was $6.5 million, and approximately $3.8 million was outstanding on this facility. All of our collections pay down the balance based on the lockbox account. If our collections on accounts receivable or our eligible receivables decline, our ability to borrow additional amounts under this credit facility will be reduced. In that case, we may be unable to fully fund our budgeted amounts for capital expenditures, acquire new facilities or meet our obligations to our creditors. Our indebtedness under our credit facility is secured by substantially all of our accounts receivable assets. If we are unable to repay all outstanding balances, the lender could proceed against our assets to satisfy our obligations under the credit facility.

The cash that we generate from our business may not be sufficient to meet our financial obligations, and if we are unable to obtain sufficient additional funds on acceptable terms, our business could be adversely affected. If we are unable to meet our obligations, we will be required to adopt one or more alternatives, such as refinancing, selling material assets or operations or seeking to raise additional debt or equity capital. None of these alternatives may be available to us, and as a result, our operations and financial condition may be significantly adversely impacted.

If we are unable to acquire and develop additional hospitals on favorable terms, we may be unable to execute our acquisition and development strategy, which could limit our future growth.

One of our strategies to increase our revenues and earnings is to acquire and develop additional hospitals. Our efforts to execute our acquisition and development strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisition and development transactions. The hospitals we develop typically incur losses during the early stages of operation and, unless and until their caseloads grow, they generally experience lower total revenues and operating margins than established hospitals. We may not be successful in acquiring additional hospitals, developing hospitals or achieving satisfactory operating results at acquired or newly developed hospitals. Further, assets we acquire in the future may not ultimately produce returns that justify our related investment. If we are not able to execute our acquisition and development strategy, our ability to increase revenues and earnings through acquisition growth would be impaired.

We may not be able to successfully integrate newly acquired hospitals.

We significantly expanded and intend to continue to expand our operations pending availability of capital and attractive acquisition prospects. Our growth has placed, and will continue to place, increased demands on our management, operational and financial information systems and other resources. Current and future expansion of our operations has required and will require substantial financial resources and management attention. To accommodate our past and potential future growth and to compete effectively, we will need to continue to implement and improve our management, operational and financial information systems and to expand, train, manage and motivate our workforce. Our personnel, systems, procedures or controls may not be adequate to support our operations in the future. Further, focusing our financial resources and management attention on the expansion of our operations may negatively impact our financial results.

Our independent auditors advised us in the past that they identified material weaknesses in our internal controls.

Our independent auditors advised us in the past that they identified what they considered to be material weaknesses in our internal controls with respect to family relationships among certain of our officers and employees and the failure to properly utilize the inventory software to track and report our inventory quantities on a real time basis. The auditors advised us that nothing came to their attention during the audit that led them to believe that these material weaknesses in our internal controls remained at August 31, 2005. If material weaknesses in our internal controls were to be identified in the future and we failed to properly and timely address the issues identified, it could adversely impact the accuracy of future reports and filings and the timeliness of such reports and filings made pursuant to the Exchange Act. In addition, for the audit of our financial statements for the fiscal year ended August 31, 2007, we must comply with Section 404(a) of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by the independent auditors addressing those assessments. While we have implemented and are continuing to implement steps to ensure compliance with Section 404(a) of the Sarbanes-Oxley Act, failure to comply with such requirements could have a material adverse effect on our business.

We are dependent on certain key personnel.

The Company is dependent upon a limited number of key management, technical and professional personnel. The Company’s future success will depend, in part, upon its ability to attract and retain highly qualified personnel. The Company faces competition for such personnel from other companies and organizations, and there can be no assurance that the Company will be successful in hiring or retaining qualified personnel. The Company does not have written employment agreements with any of its officers providing for specific terms of employment, and officers and other key personnel could leave the Company’s employment with little or no prior notice. The Company’s loss of key personnel, especially if the loss is without advance notice, or the Company’s inability to hire or retain key personnel, could have a material adverse effect on the Company’s business, financial condition or results of operations. The Company does not carry any key man life insurance.

Risks Associated with our Industry

Recent changes in Texas law could adversely affect the Company’s operations, collections experience and liquidity.

In 2005, Texas significantly changed its workers’ compensation system to require employees whose employers and carriers choose to utilize a network, to seek healthcare from a network healthcare provider. If any one of our hospitals chooses not to participate in a network, or a network refuses one of our hospital’s applications to participate in the network, our operations could be adversely affected. In addition, effective September 1, 2005, the amount of reimbursement provided by a third-party payer for claims arising prior to the implementation of workers’ compensation networks and out of network claims, and not resolved through the MDR process can only be appealed through judicial review of the decision by a Travis County District Court. Any reimbursement pursued through this process may involve delays and compromises due to the subjective nature of the administrative and judicial process and the lack of established timeframes in which the reimbursement disputes are to be resolved. This results in the aging of our receivables which affects our liquidity and, in some instances, actual recoveries. Any modification to current reimbursement guidelines may reduce the amount of our reimbursement for future services, thereby increasing contractual discounts. The fact that our collection process may be longer than other healthcare providers presents inherent risks in ultimate collection.

If we fail to comply with the extensive laws and complex government regulations applicable to us, we could suffer penalties or be required to make significant changes to our operations.

The healthcare industry is highly regulated and must comply with extensive government regulation at the federal, state and local levels. Hospitals must meet requirements for licensure, certification to participate in government programs and accreditation. In addition, there are regulatory requirements related to areas such as adequacy and quality of medical care, relationships with physicians and other referral sources (Anti-kickback Statute and Stark law, for example), qualifications of medical and support personnel, billing for services, confidentiality of medical records, emergency care and compliance with building codes. While we believe that we are in substantial compliance with these extensive government laws and regulations, if we fail to comply with any of the laws or regulations we could be subject to criminal penalties and civil sanctions, and our facilities could lose their licenses and their ability to participate in federal and state healthcare programs. In addition, government laws and regulations, or the interpretation of such laws and regulations, may change. In that case, we may have to make changes in our facilities, equipment, personnel, services or business structures so that our facilities may remain licensed and qualified to participate in federal and state programs. If the rules governing reimbursement are revised or interpreted in a different manner or if a determination is made that we did not comply with these requirements, we could be subject to denials of payment or recoupment of payments already received for services provided to patients.

Specifically, the federal Anti-kickback Statute and the Stark law are very broad in scope, and many of their provisions have not been uniformly or definitively interpreted. See Business – Government Regulation for an in- depth description of those statutes. If the ownership distributions paid to physicians by our hospitals are found to constitute prohibited payments made to physicians under the Anti-kickback Statute, physician self-referral or other fraud and abuse laws, our business may be adversely affected. Other companies within the healthcare industry continue to be the subject of federal and state investigations that could increase the risk that we may become subject to similar investigations in the future.

The failure of any of our workers compensation physicians to participate in a health care network or be on the approved doctor list could negatively impact our operations.

Since September 2003, the TDWC has required that injured employees in Texas receive healthcare from a doctor on the approved doctors’ list, except in an emergency or for the immediate post-injury medical care, or after January 1, 2006, from a physician who participates in a workers’ compensation health care network. Doctors who do not participate in a network must be on the approved list, whether licensed in Texas or licensed by another jurisdiction, and are required to complete training mandated by the TDWC, apply for a certificate of registration and disclose any required financial interests. At this time, we believe that all doctors involved in the care and treatment of patients covered by the Texas Worker’s Compensation Act who maintain medical staff privileges at the Company’s locations have applied to be on the approved list and have either been granted a temporary exception or have been placed on the approved list. The TDWC reserves the right to review a doctor at any time and take action at a later date for all doctors currently placed on the approved list. The failure of any of our physicians to attain or maintain listing on the approved list or to participate in a network could adversely affect our operations.

If laws governing the corporate practice of medicine change, we may be required to restructure some of our relationships.

The laws of various states in which we operate or may operate in the future do not or may not permit business corporations to practice medicine, exercise control over physicians who practice medicine or engage in various business practices, such as fee-splitting with physicians. The interpretation and enforcement of these laws vary significantly from state to state. A government agency charged with enforcement of these laws, or a private party, might assert that our arrangements with physicians and physician group practices do not comply with applicable corporate practice of medicine laws. If our arrangements with these physicians and physician group practices were deemed to violate state corporate practice of medicine, fee-splitting or similar laws, or if new laws were enacted rendering these arrangements illegal, we may be required to restructure our relationships with physicians and physician groups, which may have a material adverse effect on our business.

Our revenues could decrease due to a reduction in payments from third-party payers and other circumstances over which we have no control.

We are dependent upon private and governmental third-party sources of payment for the services provided to patients in our healthcare facilities. The amount of payment our facilities receive for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including federal and state regulations and the cost containment and utilization decisions of third-party payers. Further, complicated reimbursement rules that are subject to interpretation may subject us to denials of payment for services provided or to recoupments of payments already received. We have no control over the number of patients that are referred to our facilities annually. Fixed fee schedules, capitation payment arrangements, exclusion from participation in managed care programs or other factors affecting payments for healthcare services over which we do not have control could also cause a reduction in our revenues.

New federal and state legislative and regulatory initiatives relating to patient privacy and electronic data security could require us to expend substantial sums acquiring and implementing new information and transaction systems, which could negatively impact our financial results.

HIPAA regulations addressing patient privacy concerns and standards for the exchange of electronic health information were expected to have a financial impact on the healthcare industry because they imposed extensive new requirements and restrictions on the use and disclosure of identifiable patient information. Because of the nature of the security and privacy regulations, we cannot predict the total financial or other impact of these regulations on our business, and compliance with these regulations could require us to spend substantial sums, which could negatively impact our financial results. We believe that we are in material compliance with existing state and federal regulations relating to patient privacy and security. However, if we fail to comply with the regulations, we could suffer substantial civil and criminal penalties for each violation. In addition, we will continue to remain subject to state laws that may be more restrictive than the federal privacy regulations. See Business—Government Regulation—Health Information Security and Privacy Practices for further explanation of these regulations.

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

The healthcare business is highly competitive, and competition among hospitals and other healthcare providers for patients has intensified in recent years. Generally, other hospitals in the local communities served by most of our hospitals provide services similar to those offered by our hospitals. In addition, the number of freestanding specialty hospitals and surgery and diagnostic centers in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in an increasingly competitive environment. Some of the hospitals that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Increasingly, we are facing competition by physician-owned freestanding surgery centers that compete for market share in high margin services and for quality physicians and personnel. If our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their healthcare facilities, we may experience a decline in patient volume.

Our hospitals face competition for staffing, which may increase our labor costs and reduce profitability.

Our operations are dependent on the effort, abilities and experience of the management and medical support personnel, such as nurses, pharmacists and lab technicians, as well as our physicians. We compete with other healthcare providers in recruiting and retaining qualified management and medical support personnel responsible for the day-to-day operations of each of our hospitals. In some markets, the availability of nurses and other medical support personnel has become a significant operating issue to healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs could have a material adverse effect on our results of operations.

Market Risks Related to Our Stock

A single stockholder controls a majority of our outstanding shares.

Our chairman and chief executive officer beneficially owns an aggregate of approximately 57.9% of our issued and outstanding common stock. As a majority stockholder, he is able to control all matters requiring stockholder approval, including the election and removal of any directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, he is in a position to control the management of our business and the appointment of executive officers as well as all management personnel. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control, or impeding a merger or consolidation, takeover or other business combination or sale of all or substantially all of our assets. In the event that this stockholder elects to sell significant amounts of shares of common stock in the future, such sales could depress the market price of our common stock, further increasing the volatility of our trading market.

Our common stock has a limited trading market, which could affect your ability to sell shares of our common stock and the price you may receive for our common stock.

Our common stock is currently quoted on the Nasdaq Capital Markets. There is only limited trading activity in our securities. We have a relatively small public float compared to our market capitalization. Accordingly, we cannot predict the extent to which investors’ interest in our common stock will provide an active and liquid trading market. Due to our limited public float, we may be vulnerable to investors taking a “short position” in our common stock, which would likely have a depressing effect on the price of our common stock and add increased volatility to our trading market. Furthermore, we have been, and in the future may be subject to, class action lawsuits that further increase market volatility. The volatility of the market for our common stock could have a materially adverse effect on our business, results of operations and financial condition. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

Future issuance of additional shares of our stock could cause dilution of ownership interests and adversely affect our stock price.

We may in the future issue our authorized and unissued securities, resulting in the dilution of the ownership interests of current shareholders. In addition to 85,148,432 shares of common stock we have that are authorized to issue but are unissued, our board may issue up to 5 million shares of preferred stock which may have greater rights than our common stock, without seeking approval from holders of our common stock. In addition, we are obligated to issue an aggregate of 1,491,136 shares of common stock upon the exercise of options currently outstanding under our 1995 Nonqualified Plan and 2000 Incentive Plan. That number represents 10% of our currently outstanding shares and, if all shares were issued, would result in the dilution of the ownership interests of our current shareholders and may adversely affect our stock price. There are an additional 2,935,046 shares subject to options not yet granted under the plans, and we may grant additional options or warrants in the future to purchase shares of our common stock. The exercise price of each option granted under our option plans is equal to the fair market value of the shares on the date of grant, although that price may be substantially less than the value per share on the date of exercise.

We have not paid cash dividends on our common stock and do not expect to do so in the foreseeable future.

It has been our policy to use all available funds from operations to improve and expand our current facilities and to acquire new facilities. For that reason, we have never paid cash dividends on our common stock and have no present intention to pay dividends in the foreseeable future. In addition, our credit facility limits the circumstances under which we can pay dividends. Therefore an investor in our common stock should not expect to obtain any economic benefit from owning our common stock prior to a sale of those shares, if then.

Item 2.	Properties.

The Company or its subsidiaries own or lease the following properties:

•	The Pasadena Facility, the office building adjacent to such facility and the land upon which the facilities are located, are owned by a wholly-owned subsidiary of the Company. The hospital is approximately 45,000 square feet, and the office building is approximately 36,000 square feet.

•	The Baton Rouge Facility, the office building adjacent to such facility and approximately 20 acres of land upon which the facilities are located, are owned by a wholly-owned subsidiary of the Company. The hospital is approximately 49,500 square feet, and the office building is approximately 6,900 square feet.

•	The Garland Facility, including an approximately 90,000 square foot hospital, an approximately 27,000 square foot medical office building and approximately 22.7 acres of land in Garland, Texas, are owned by a wholly-owned subsidiary of the Company.

•	A Company subsidiary owns approximately four acres of land in The Woodlands, Texas.

•	The Company leases approximately 7,800 square feet for its West Houston Ambulatory Surgery Center as well as its fertility clinic for approximately $16,350 per month pursuant to leases that expire in May 2008.

•	The Company had previously leased 1,000 square feet of office space for its executive offices on a month-to-month basis for $1,286 per month. As of September 1, 2003, the Company increased its leased space to approximately 7,250 square feet and entered into an 8-year lease for this office space. The Company paid $1,286 per month for the first year of the lease and will pay $6,525 per month for the remainder of the lease term. The lessor of the office space is Capital Bank, of which Mr. Earl Votaw, one of the Company’s directors, is a director. Management believes that the lease rate being paid is consistent with comparable commercial rates available in the area.

•	The DeAn Joint Venture in which the Company owns a 70% equity interest has leased approximately 28.88 acres of government-owned land in Shanghai, China for a 50-year term. Please see the Form 8-K filed May 20, 2005 for additional information on the lease.

Item 3.	Legal Proceedings.

A shareholder derivative action alleging breach of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment, Flory v. Chan, et al., H-02-3123, was brought in U.S. District Court for the Southern District of Texas in August 2002. In October 2004, the Court granted the Company’s motion to dismiss the action with prejudice against refiling, such dismissal being subject to the right of the plaintiffs to appeal. On July 21, 2005, the United States Fifth Circuit Court of Appeals affirmed the District Court decision, ending this lawsuit.

In the second quarter of 2004, eight class action lawsuits were filed in the United States District Court for the Southern District of Texas alleging federal securities law causes of action against the Company and various current and former officers and directors. The plaintiffs were persons who purchased shares of the Company’s common stock on the open market generally during the period of January 14, 2003 through December 18, 2003. Under the procedures of the Private Securities Litigation Reform Act, the Court consolidated the actions and appointed a lead plaintiff in the matter. An amended complaint was filed on June 30, 2004, asserting a class period of November 22, 2002, through December 19, 2003 and naming additional defendants, including Ernst & Young, LLP, the Company’s prior auditors. The amended complaint sought certification as a class action and alleged that the defendants violated Sections 10(b), 20(a), 20(A), and Rule 10b-5 under the Exchange Act by publishing materially misleading financial statements that did not comply with generally accepted accounting principles, making materially false or misleading statements or omissions regarding revenues and receivables, operations and financial results, and engaging in an intentional fraudulent scheme aimed at inflating the value of Dynacq’s stock. After the Company filed its Form 10-K for fiscal 2003 on July 30, 2004, the plaintiffs filed a Second Amended Consolidated Class Action Complaint on September 30, 2004. All defendants filed motions to dismiss the complaint. The plaintiffs voluntarily dismissed two of the former officers from the case. The Court dismissed the claims against one former officer and Ernst & Young, LLP, but denied the motions to dismiss of the Company and two current officers who were defendants. The Company and those two officers have filed a motion to reconsider the order and/or motion for leave to conduct an interlocutory appeal from the denial of their motions to dismiss. The Court has not ruled on this motion. In the meantime, the Company and the two current officers/directors filed an answer on September 30, 2005. The Company is vigorously defending against these claims. The Company cannot predict the ultimate outcome of the lawsuit or whether the lawsuit will have a material adverse affect on the Company’s financial condition.

In September 2003, a lawsuit, case number 598-564, was filed in the 24th Judicial District Court for the Parish of Jefferson, State of Louisiana, by Liljeberg Enterprises International, L.L.C. against Vista Hospital of Baton Rouge, LLC, d/b/a Vista Surgical Hospital (“VHBR”), Dynacq International, Inc., and Chiu M. Chan. On October 8, 2004, VHBR, an indirect majority-owned subsidiary of Dynacq, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas because, among other reasons, it was unable to pay the alleged damages sought by, and the costs of defending against, the lawsuit. On the date of VHBR’s bankruptcy filing, the lawsuit was removed to the United States District Court for the Eastern District of Louisiana. During the bankruptcy proceeding, VHBR continued to operate the Baton Rouge Facility and manage its property as a “debtor in possession” under the jurisdiction of the Bankruptcy Court. On March 18, 2005, the Bankruptcy Court approved a settlement among the parties pursuant to which a Dynacq affiliate paid $1.2 million to Liljeberg Enterprises, and all parties released each other and all of their affiliates from any claims, known or unknown. The confirmed plan of reorganization became effective on April 19, 2005, and the bankruptcy case was closed on August 4, 2005.

In August 2003, a lawsuit, cause number 2003-49810, was filed in the 133rd Judicial District, District Court of Harris County, Texas, by Regina Oliva, as representative of the person and estate of Nicolas Moreno et. al. against Vista Medical Center Hospital, Guy Rutledge Fogel, M.D., Jorge E. Jimenez, M.D., Jose Manuel Goldar, M.D., Betty Baker Tillman, C.R.N.A. and numerous other defendants including the Company and three subsidiaries, alleging in the eighth amended petition filed October 18, 2004 that plaintiff is owed damages for defendants’ negligence during Moreno’s spinal surgery of no more than $50 million for past and future physical pain and suffering and past and future medical expenses. In October 2005, the Company and its subsidiaries settled this lawsuit for $1 million. The settlement fully releases the Company and its subsidiaries from liability and prohibits the filing of any future claims relating to this matter. The Probate Court approved the settlement on November 1, 2005. The amount of the settlement was significantly less than the amount sought by the plaintiffs and is within the Company’s insurance policy limits, so the settlement will be paid in full directly by the insurance carrier.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our facility’s fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Business—Government Regulation—Texas and Louisiana Workers’ Compensation systems and to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue Recognition—Accounts Receivable for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock traded under the symbol “DYII” on the Nasdaq National Market System until the delisting as of the opening of business on Friday, April 16, 2004. The following table sets forth the high and low bid price of the common stock for the first and second quarters of fiscal year 2004 and a period from March 1, 2004 to April 16, 2004 as reported on the Nasdaq National Market System.

Following the delisting, our common stock was quoted on the National Quotation Service Bureau (the “Pink Sheets”) for unsolicited trading and from November 10, 2004 to May 2, 2005, our common stock was quoted on the OTC Bulletin Board under the symbol “DYII.OB” as well as on the Pink Sheets.

On May 3, 2005, the Company’s common stock was relisted on the Nasdaq Capital Market System and continues to trade under the symbol “DYII”. The following table sets forth the high and low bid prices of the common stock for the period from September 1, 2003 to April 16, 2004 as quoted on the Nasdaq National Market, for the period from April 19, 2004 to November 9, 2004 as quoted on the Pink Sheets, for the period from November 10, 2004 to May 2, 2005 as quoted on the OTC, and for the period from May 3, 2005 to August 31, 2005 as quoted on the Nasdaq Capital Market System. These over-the-counter prices reflect inter-dealer prices, without retail mark-ups, mark-down or commissions, and may not necessarily represent actual transactions.

FISCAL YEAR 2005
Fourth Quarter		$5.60	$4.65
Third Quarter:	May 3, 2005 – May 31, 2005	5.25	4.71
	March 1, 2005 – May 2, 2005	5.14	4.50
Second Quarter		5.40	4.50
First Quarter:	November 10, 2004 – November 30, 2004	5.40	4.40
	September 1, 2004 – November 9, 2004	6.80	3.75
FISCAL YEAR 2004
Fourth Quarter		$9.96	$5.40
Third Quarter:	April 19, 2004 – May 31, 2004	8.00	3.35
	March 1, 2004 – April 16, 2004	9.51	3.30
Second Quarter		18.84	4.11
First Quarter		27.85	15.71

At November 1, 2005, there were approximately 341 record owners of the Company’s common stock. This number does not include stockholders who hold the Company’s securities in nominee accounts with broker-dealer firms or depository institutions.

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

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Please read Business—Risk Factors.

	Years ended August 31,
	2005	2004	2003	2002	2001
Operating Data:
Net patient service revenue	$55,274,861	$62,849,378	$89,976,739	$64,883,235	$43,803,619
Costs and expenses	61,714,264	64,501,899	54,509,420	38,755,471	29,400,119

Income (loss) from operations	(6,439,403)	(1,652,521)	35,467,319	26,127,764	14,403,500
Other income, net	87,980	306,888	543,187	560,519	591,886
Minority interest in earnings	(10,213)	(222,421)	(3,306,882)	(2,203,418)	(2,476,750)
Benefit (provision) for income taxes	1,224,702	(238,892)	(12,886,335)	(9,655,378)	(4,775,000)
Extraordinary gain, net of tax(1)	—	198,686	81,317	—	—
Cumulative effect of a change in accounting principle, net of tax(2)	—	—	988,717	—	—

Net income (loss)	$(5,136,934)	$(1,608,260)	$20,887,323	$14,829,487	$7,743,636

Basic(3):
Income (loss) per share before extraordinary gain and cumulative effect of a change in accounting principle	$(0.35)	$(0.12)	$1.33	$1.01	$0.55
Extraordinary gain	$—	$0.01	$0.01	$—	$—
Effect of a cumulative change in accounting principle	$—	$—	$0.06	$—	$—
Weighted average common shares	14,851,568	14,849,526	14,849,504	14,686,236	13,997,861
Dilutive(3):
Income (loss) per share before extraordinary gain and cumulative effect of a change in accounting principle	$(0.35)	$(0.12)	$1.27	$0.96	$0.51
Extraordinary gain	$—	$0.01	$0.01	$—	$—
Effect of a cumulative change in accounting principle	$—	$—	$0.06	$—	$—
Weighted average common shares	14,851,568	14,849,526	15,564,217	15,490,068	15,092,433

	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$3,337,835	$5,537,776	$1,883,833	$7,583,756	$5,031,614
Total assets	72,458,337	83,141,832	88,136,654	53,926,476	38,207,582
Long-term debt	—	—	—	—	519,075
Total stockholders’ equity	$58,717,602	$63,210,657	$64,787,068	$46,492,856	$30,625,477

(1)	The extraordinary gain relates to purchases of minority interests in operating entities.
(2)	Represents elimination of negative goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 142.
(3)	Earnings per share have been restated to reflect a two-for-one stock split in March 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

During the fiscal year ended August 31, 2005, we continued to experience a decline in our results of operations. We had previously begun the process of developing the business of our hospitals in Baton Rouge and Garland and had planned for substantial increased expenses for personnel, depreciation and other operating expenses, as well as additional physicians. However, the departure in fiscal 2004 of several physicians from our Pasadena Facility continued to cause a drop in operating activity at that hospital. Since the reduction in operating expenses only partially offset the decline in revenue at Pasadena, and Baton Rouge and Garland were still in the early stages when operating expenses were higher than revenue, our operating margin decreased. In addition, ongoing legal proceedings, including the bankruptcy filing by the Baton Rouge Facility, as well as negative publicity about the Company, made it more difficult for us to recruit physicians in Pasadena and elsewhere and substantially increased our legal expenses.

During fiscal years 2005 and 2004, approximately 50% and 42% of the Company’s gross revenues came from surgeries covered by workers’ compensation and approximately 36% and 43% came from services covered by commercial and other insurance payers, respectively.

Net Patient Service Revenues

Net patient service revenues declined $7.6 million, or 12%, compared to the prior year period, to $55.3 million, as net patient service revenue from our Garland Facility increased by $6.1 million, partially offsetting a 13% decline of $4.4 million in net patient service revenue at the Pasadena Facility, a 58% decline of $1.5 million at the West Houston Facility and a 40% decline of $8.4 million at the Baton Rouge Facility.

Approximately 55%, 54% and 84% of the Company’s net patient service revenue for fiscal years 2005, 2004 and 2003, respectively, were generated at the Company’s Pasadena Facility. The Baton Rouge Facility contributed 23%, 33% and 12% in net patient service revenue in fiscal years 2005, 2004 and 2003, respectively. The Garland Facility contributed 20% and 8% in net patient service revenues in fiscal years 2005 and 2004, respectively. Please see Legal Proceedings for a discussion regarding the bankruptcy filing by the operating entity for the Baton Rouge Facility in fiscal 2005.

Costs and Expenses

Our net loss of approximately $5.1 million for the fiscal year ended August 31, 2005 includes approximately $2.6 million of non-recurring expenses as follows:

•	$1.4 million in litigation and settlement amounts attributable to the Liljeberg lawsuit;

•	$583,000 in goodwill impairment; and

•	$570,000 in amortization of deferred compensation and acceleration of stock option vesting.

Although our number of patient procedures was down from fiscal 2004 and caused a decline in patient revenues, our costs and expenses also decreased $3.4 million, offset by an increase of $630,000 of additional marketing, for a net decrease of $2.8 million. Costs and expenses at the operating facilities did not reduce proportionately to the decrease in our patient caseload due to fixed overhead and operating expenses, as well as the time required to implement cost cutting measures.

Changes in Physicians

In fiscal year 2005, we added a net of 13 physicians to the staff at the Pasadena Facility, 35 at the Garland Facility and had a net decrease of two at the Baton Rouge Facility. Of the net 46 physicians added, 14 are specialized surgeons, and the remaining 32 are hospital-based physicians who do not generally make referrals to our hospitals or directly generate patient revenues. These additions to our medical staffs have not yet resulted in a material increase in net patient revenues in 2005, and as such, the referral rates have not replaced the referral rates of the physicians who left the staff of our Pasadena Facility in fiscal 2004. The utilization rate of our hospitals varies widely among physicians on our medical staffs and among specializations, so an increase in the number of physicians on our medical staffs does not, in itself, always result in an increase in patient referrals or revenues. While we attempt to continue to attract and retain additional physicians, the potential loss of physicians who provide significant net patient revenues for the Company may adversely affect our results of operations.

We are actively engaged in efforts to recruit new surgeons and other healthcare professionals to our medical staffs. Our recently initiated gastroplasty program at the Garland Facility and new bariatric or weight control programs at the Pasadena and Baton Rouge Facilities are designed to reach physicians who can serve as an indirect referral base to our facilities. Because these programs are new, they have not yet had a material effect on patient referrals or net patient revenues. We do not expect the effects of these new programs and of the addition of physicians to the staffs of our three hospitals to improve our financial results dramatically in the near future. Any failure to attract and retain physicians on the staffs of our hospitals could have an adverse impact on our financial situation.

Share Based Compensation

We are committed to attracting and retaining qualified personnel throughout our organization. With the issuance of FASB Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”) that became effective for us beginning September 1, 2005, we anticipate reducing in the future the number of employees who will receive stock options. We may consider other incentive plans to offset the impact of the option grant reduction. In August 2005, the vesting of all then outstanding stock options was accelerated in anticipation of the adoption of SFAS No. 123R. We will avoid approximately $1,874,000 in future compensation expense associated with these stock options, of which approximately $824,000 would have been in fiscal year 2006. (Refer to Note 7 to Consolidated Financial Statements—Stockholders’ Equity and Stock Option Plans for further details about our stock option plans.)

Bankruptcy Filing by Subsidiary

VHBR, an indirect majority-owned subsidiary of Dynacq, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. The bankruptcy proceeding has been successfully concluded and closed as of August 4, 2005. Please see Legal Proceedings.

Internal Controls

Our outside auditors have advised that there were no identified material weaknesses in our internal controls at August 31, 2005. See Item 9A. Controls and Procedures.

Revenue Recognition

Since we historically have not been a party to managed care contracts and do not have significant Medicare/Medicaid cases, we recognized revenue based upon our estimate of the amount of cash which we will collect for the services delivered. We estimate that we will collect the same percentage of our gross invoices for each facility on a case-by-case basis in each period as we have actually collected during the trailing 12 months. What we term “contractual allowance” is the amount which must be subtracted from gross billed charges to arrive at the net patient service revenue. For the years ended August 31, 2005, 2004 and 2003, our aggregate contractual allowance, as a percentage of gross billed revenues, was 56%, 51% and 45%, respectively.

Accounts Receivable

The focus of our business is relatively complex cases with corresponding large facility reimbursements. Our 2005 gross patient service revenue was generated 50% from service to injured Texas workers (worker’s compensation) and 36% from out-of-network commercial insurance. The principal cases involved were orthopedic spine surgeries and bariatric surgeries for the morbidly obese, respectively. Our accounts receivable are larger and older than those of typical healthcare companies because of our pursuit of additional reimbursements through the MDR process. Historically the Company has not participated in managed care contracts and has not received a substantial amount of reimbursement from Medicare or Medicaid. However, during the first quarter of fiscal 2006, the Company began participation in certain managed care contracts and anticipates entering into additional contracts in the future.

Following our approach to revenue recognition, we initially subtract the contractual allowance from the gross receivables. We then subtract an allowance for uncollectible accounts or bad debt reserve, which we estimate at 1% of total outpatient revenue. The great bulk of our receivables are due from insurance carriers.

The MDR process, which is described in detail below, can take more than three years to collect valid receivables, and, therefore, we do not arbitrarily write off MDR receivables. We evaluate MDR receivables to estimate the amount that should be collected. If that estimate is less than the gross receivables net of contractual allowance and allowance for uncollectible accounts, we then write it down to the estimated collectible amount. At each balance sheet date we also separately classify as long-term receivables all receivables that we expect to collect more than one year from the balance sheet date.

The MDR system as of September 1, 2005 has changed significantly. The system is important to an understanding of our financial statements. The following information provides a more detailed description of the MDR process, as well as others of our critical accounting policies and estimates.

Critical Accounting Policies and Estimates

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

Revenue Recognition Policy

Historically and in fiscal 2005, in particular, the Company has not participated in managed care contracts and has not received a substantial amount of reimbursement from Medicare or Medicaid. However, during the first quarter of fiscal 2006, the Company began participation in certain managed care contracts and anticipates entering into additional contracts in the future. The Company records revenue pursuant to the following policy. The Company has established billing rates for its medical services that it bills as gross revenue as services are delivered. Gross billed revenues are then reduced by the Company’s estimate of the discount (contractual allowance) to arrive at net patient service revenues. Net patient service revenues are based on historical cash collections as discussed below and may not represent amounts ultimately expected to be collected. At such time as the Company can determine that ultimate collections exceeded or have been less than the revenue recorded on a group of accounts, additional revenue or reduction in revenue is recorded.

The table below sets forth the percentage of our gross patient service revenue by financial class for the fiscal years 2005, 2004 and 2003:

	2005	2004	2003
Workers’ Compensation	50%	42%	52%
Commercial	36%	43%	37%
Medicare	4%	5%	4%
Medicaid	—%	—%	1%
Self-Pay	7%	7%	1%
Other	3%	3%	5%

Contractual Allowance

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis to gross billed revenue on a case-by-case basis by operating facility. This ratio of cash collections to billed services is then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for fiscal years 2005, 2004 and 2003:

	Year Ended August 31,
	2005	2004	2003
Gross billed charges	$125,163,277	$128,224,191	$164,343,892
Contractual allowance	69,888,416	65,374,813	74,367,153

Net revenue	$55,274,861	$62,849,378	$89,976,739

Contractual allowance percentage	56%	51%	45%

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. The estimated accounts receivable not expected to be collected within twelve months of the balance sheet date have been shown as long-term receivables and represent receivables that are in the MDR process and legal third-party financial class. The contractual allowance is provided as revenue is recognized. At each balance sheet date, management reviews the accounts receivables for collectibility. If after the review management believes certain receivables are uncollectible, the receivables are written down to the expected collectible amount. The following table shows accounts receivable, the contractual allowance, the allowance for uncollectible accounts, net receivables and the contractual allowance as a percent of gross receivables at August 31, 2005 and 2004:

	2005	2004
Current portion of gross receivables	$66,838,824	$94,085,600
Current portion of contractual allowance	(56,449,788)	(76,736,377)
Current portion of allowance for uncollectible accounts	(678,518)	(719,443)

Net current portion of accounts receivable	$9,710,518	$16,629,780

Contractual allowance and allowance for uncollectible accounts as a percentage of current gross receivables	85%	82%

Long term portion of gross receivables	$97,489,085	$63,076,031
Long term portion of contractual allowance	(82,335,951)	(51,444,920)
Long term portion of allowance for uncollectible accounts	(989,665)	(482,322)

Net long term portion of accounts receivable	$14,163,469	$11,148,789

Contractual allowance and allowance for uncollectible accounts as a percentage of long term gross receivables	85%	82%

The contractual allowance stated as a percentage of gross receivables at the balance sheet dates is larger than the contractual allowance percentage used to reduce gross billed charges due to the application of partial cash collections to the outstanding gross receivable balances without any adjustment being made to the contractual allowance. The contractual allowance amounts netted against gross receivables are not adjusted until such time as the final collections on an individual receivable are recognized.

Collections for services provided are generally settled or written off as uncollectible against the contractual allowance within six months of the date of service except for services provided to injured workers in Texas. Collections for services provided to injured workers in Texas may take up to three years or longer to be completely adjudicated. Because the Company has in recent years focused on providing services to injured workers in Texas, accounts receivable in the workers’ compensation MDR process have increased.

The MDR process is an established reimbursement resolution process available to providers of healthcare services under the regulations governing reimbursement for services provided to injured workers in the state of Texas. Accounts generally do not become subject to the MDR process prior to being outstanding for at least 90 days subsequent to patient discharge. For medical services provided to injured workers in the state of Texas, the MDR process is specifically based upon the administrative and statutory regulations promulgated by the Texas Labor Code and Texas Administrative Code provisions.

If any reimbursement provided by a workers’ compensation carrier is improper pursuant to the statutory or regulatory guidelines administered by the TDWC, our facilities request and pursue additional reimbursement. Following is a brief discussion on the time-line of a typical workers’ compensation claim:

•	Bills are submitted to a carrier within 21 days of date of service.

•	A carrier has 45 days to respond to provider with payment or an explanation of benefits (“EOB”) indicating the rationale of denial or defense to payment.

•	The Company forwards a Request for Reconsideration (“RFR”) to a carrier after the 45th day of the carrier’s receipt of the bill or after receipt of the EOB.

•	The carrier has 21 days to respond to the RFR.

•	Should the carrier fail to respond or provide the reimbursement requested, the Company files a request with the MDR Division of the TDWC. This usually occurs at or about six to eight months after the date of service due to administrative requirements before filing the initial request to TDWC.

•	Usually 30 to 60 days after filing the initial request with the MDR Division, TDWC will review the MDR request and determine if additional information is needed. TDWC then will forward an MR-116 form requesting any additional documentation and rationale for additional reimbursement. The Company has 14 days after the date of receipt of the MR-116 to provide additional documentation and a position statement that outlines the rationale for the request for additional reimbursement.

•	TDWC is not required by the Texas Labor Code or the Texas Administrative Code to provide a Finding and Decision within a specific timeframe. Based upon the historical actions of the TDWC, a Finding and Decision is usually received within 3 to 6 months after the supplemental documentation was forwarded to TDWC. However, this time period has extended in some cases to one year after the initial MDR request was filed.

For MDR Findings and Decisions issued prior to September 1, 2005:

•	After receipt of the TDWC Finding and Decision, the non-prevailing party has the option of appealing the decision with the SOAH within 20 days of receiving the Finding and Decision from TDWC.

•	A hearing date with SOAH is assigned generally within 90 days; however, this time period is usually extended 6 to 9 months depending on discovery requests. SOAH will issue a decision 30 to 60 days after the contested case hearing or after final closing briefs have been filed.

•	The SOAH decision may be appealed to the District Court.

For MDR Findings and Decisions issued after September 1, 2005:

•	After receipt of the TDWC Finding and Decision, the non-prevailing party has the option of seeking judicial review of the Finding and Decision by a district court in Travis County, Texas. The petition is required to be filed within 30 days of the TDWC’s issuance of the MDR Finding and Decision.

Due to the above-referenced length of the life cycle of a workers’ compensation account, the accounts subject to the MDR process and subsequent litigation are generally older than other accounts receivable. Collection of those accounts can take as many as three or more years past the actual date of service.

Our Company has a significant number of reimbursement disputes where the MDR decision was unsatisfactory to either the insurance carrier or us, and these decisions have subsequently been appealed to SOAH or district court. These disputes fall loosely into categories of disputes over either inpatient services or outpatient services. Some of the inpatient disputes involving the stop-loss reimbursement methodology set forth in the AIHFG, were consolidated by an administrative law judge (“ALJ”) into one case that was tried before the ALJ in April 2005. A decision in the consolidated case has not yet been issued, and we cannot predict the timing or the outcome of that decision. It is possible that any decision in the consolidated case may be appealed to state district court and possibly the appellate courts. The remaining inpatient cases at SOAH involving the application of the stop-loss methodology have been abated pending the decision in the consolidated case.

The outpatient disputes at SOAH have been consolidated into several dockets according to the reimbursement methodology used by the insurance carriers. These large consolidated dockets were abated for approximately three years pending a state district court legal challenge to the validity of the Texas administrative rules at issue. Now that the district court challenge has concluded, the SOAH consolidations for outpatient cases are beginning to move forward. We anticipate that there may be appeals to state district court and possibly the appellate courts of the decisions in one or more of these consolidated dockets.

The delays caused by the unexpected and extended abatements of the SOAH proceedings for both the inpatient and outpatient cases have added significantly to the age of our accounts receivable for these types of services. Although we have consistently acted to move the cases forward, we cannot predict the time that it will take for the consolidated dockets to reach final resolution. If these disputes are ultimately resolved against our positions, it could have a material adverse effect on our financial statements.

Due to a number of factors outside the Company’s control, including changes in the Company’s reimbursement collection experience associated with potential changes in the reimbursement environment in which the Company operates, it is possible that management’s estimates of patient service revenues could change, which could have a material impact on the Company’s revenue and profitability in the future.

Sources of Revenue and Reimbursement

The focal point of our business is providing patient care services, including complex orthopedic and bariatric procedures. The Company pursues optimal reimbursement from third-party payers for these services. We do not normally participate in managed care or other contractual reimbursement agreements, principally because they limit reimbursement for the medical services provided. This business model often results in increased amounts of reimbursement for the same or similar procedure, as compared to other healthcare providers. However, there are no contractual or administrative requirements for “prompt payment” of claims by third-party payers within a specified time frame. As a result, the Company has tended to receive higher amounts of per-procedure reimbursement than that which may be received by other healthcare providers performing similar services. Conversely, despite the increased reimbursement, we may take additional time to collect the expected reimbursement from third-party payers. Increased participation in managed care contracts and programs may decrease the per-procedure reimbursement that the Company collects in the future for similar services.

In addition to the fact that our collection process may be longer than other healthcare providers because of our focus on workers’ compensation and other commercial payers, the collection process can be extended due to our efforts to obtain all optimal reimbursement available to the Company. Specifically, for medical services provided to injured workers, the Company may initially receive reimbursement that may not be within the fee guidelines or regulatory guidelines mandating reimbursement. For such cases in which third-party payers did not provide appropriate reimbursement pursuant to these guidelines, the Company pursues further reimbursement. The Company reviews and pursues those particular claims that are determined to warrant additional reimbursement pursuant to the fee or regulatory guidelines. The Company’s pursuit of additional reimbursement amounts that it believes are due under fee or regulatory guidelines may be accomplished through established dispute resolution procedures with applicable regulatory authorities.

Surgeries are typically not scheduled unless they are pre-authorized by the insurance carrier for medical necessity. After the surgery, the Company’s automated computer system generates a statement of billed charges to the third-party payer. At that time, the Company also requests payment from patients for any remaining amounts that are the responsibility of the patient.

Allowance for Uncollectible Accounts

The Company has estimated uncollectible accounts expense of 1% of gross outpatient revenue. Through August 31, 2003, the Company made no charge offs against the allowance for uncollectible accounts, as historically all charge offs have been against the contractual allowance. During the fiscal year ended August 31, 2004, the Company charged $222,518 against the allowance for uncollectible accounts. During the fiscal year ended August 31, 2005, the Company made no charge offs against the allowance for uncollectible accounts.

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

Results of Operations

	Year Ended August 31,
	2005		2004		2003
Net patient service revenue	$55,274,861	100%	$62,849,378	100%	$89,976,739	100%

Costs and expenses:
Compensation and benefits	18,229,673	33	19,497,060	31	14,990,675	17
Medical services and supplies	10,607,929	19	10,188,088	16	16,505,272	18
Other operating expenses	27,670,664	50	28,809,728	46	20,332,589	23
Provision for uncollectible accounts	466,417	1	467,891	1	512,885	1
Asset impairment	582,547	1	1,300,000	2	—	—
Depreciation and amortization	4,157,034	8	4,239,132	7	2,167,999	2

Total costs and expenses	61,714,264	112	64,501,899	103	54,509,420	61

Income (loss) from operations	(6,439,403)	(12)	(1,652,521)	(3)	35,467,319	39

Income (loss) before income taxes, minority interests, extraordinary gain and cumulative effect of a change in accounting principle	(6,351,423)	(11)	(1,345,633)	(1)	36,010,506	40
Benefit (provision) for income taxes	1,224,702	2	(238,892)	—	(12,886,335)	(14)
Minority interest in earnings	10,213	—	222,421	—	3,306,882	4

Income (loss) before extraordinary gain and cumulative effect of a change in accounting principle	(5,136,934)	(9)	(1,806,946)	(3)	19,817,289	22

Net income (loss)	$(5,136,934)	(9)%	$(1,608,260)	(3)%	$20,887,323	23%

Operational statistics (Number of procedures):
Inpatient:
Bariatrics	441		603		676
Orthopedics	629		840		611
Other	131		121		126

Total inpatient procedures	1,201		1,564		1,413

Outpatient:
Orthopedics	417		730		736
Other	2,201		2,597		2,535

Total outpatient procedures	2,618		3,327		3,271

Total procedures	3,819		4,891		4,684

Comparison of the Fiscal Years Ended August 31, 2005 and August 31, 2004

Net patient service revenue decreased by $7,574,517 or 12% from $62,849,378 to $55,274,861 and total surgical cases decreased by 22% from 4,891 cases in fiscal year 2004 to 3,819 cases in fiscal year 2005. Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase/(decrease) from 2004 to 2005
Facility	Net patient revenue	Cases
Pasadena	(19)%	(23)%
West Houston	(58)	(49)
Baton Rouge	(40)	(12)
Garland	120	(3)
Overall	(12)	(22)

The net patient revenue per case increased $1,624 or 13% from $12,850 in 2004 to $14,474 in fiscal 2005. The increase in net patient revenue per case was primarily due to a change in the mix of orthopedic cases at our Garland and Pasadena Facilities, which performed more complicated cases with higher average revenue. This increase in revenue per case was partially offset by a 27% decline in bariatric cases, such cases having a significantly higher average revenue rate. The current fiscal year also includes $681,551 in net revenues generated from physician practice management services. The low insurance reimbursement rate for the in-network bariatric cases at the Baton Rouge Facility caused the Company to continue to de-emphasize these surgery cases at such facility. The decline in the number of cases at the Pasadena Facility was primarily the result of the loss of doctors practicing at the facility in fiscal year 2004.

Total costs and expenses decreased by $2,787,635 or 4% from $64,501,899 in fiscal 2004 to $61,714,264 in fiscal 2005. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $1,267,387 or 7%. During the current and prior fiscal year, the Company incurred a $431,821 and $1,085,000, respectively, non-cash pre-tax compensation expense related to former employees’ incentive stock options previously granted. In fiscal year 2005, the Company also incurred a $138,015 non-cash pre-tax compensation expense related to acceleration of vesting of all outstanding stock options and extending the exercise date of a stock option. Excluding these non-cash compensation expenses, the decline in compensation and benefits in the current fiscal year is 4% compared to the prior fiscal year. The Company made a concerted effort to reduce employee costs and expenses to match the decline in revenue. Due to the increase in revenues at the Garland Facility, the compensation and benefits expense increased at that facility by 12%.

•	Medical services and supplies expenses increased $419,841 or 4% while the number of surgery cases decreased 22%. The marginal increase in expenses is due to higher prices paid for medical supplies partially offset by a decrease in the number of cases.

•	Other operating expenses decreased by $1,139,064 or 4%. The Company made efforts to reduce other operating expenses to match the decline in revenue. However, the bankruptcy filing of VHBR caused increased legal fees and other operating expenses of approximately $1,053,000 during the fiscal year 2005. The Company expended $800,000 and $400,000 in fiscal years 2004 and 2005, respectively, related to the Liljeberg lawsuit settlement. The Company also spent approximately an additional $630,000 or 9% in advertising and marketing costs from $6,809,000 in fiscal year 2004 to $7,439,000 in fiscal year 2005.

•	During fiscal year 2005, as a result of our recent financial trends and the current outlook for our future operating performance, the Company recorded impairment of goodwill of $582,547 associated primarily with the West Houston Facility. During fiscal year 2004, the Company had recognized an impairment loss of $1.3 million associated with the Company’s land at The Woodlands, Texas.

•	The $431,821 and $138,015 non-cash pre-tax compensation expenses, the $400,000 accrual for the lawsuit settlement and the $1,053,000 for bankruptcy fees and expenses, all discussed above, are non-recurring expenses in fiscal year 2005.

We are actively engaged in efforts to recruit new physicians to the staff at each facility. While we have added several new physicians to the staffs of the Garland and Pasadena Facilities, including the return of some who had left earlier, we do not currently expect our financial results to improve dramatically in the near future. Any failure to attract and retain physicians on the staffs of our hospitals could have an adverse impact on our financial situation.

Comparison of the Fiscal Years Ended August 31, 2004 and August 31, 2003

Net patient service revenue decreased by $27,127,361 or 30% from $89,976,739 to $62,849,378, and total surgical cases increased by 4% from 4,684 cases in fiscal year 2003 to 4,891 cases in fiscal year 2004. Notwithstanding this decrease in net patient service revenue, there were significant increases and decreases within the net revenue and surgical case mix during the fiscal year 2004. Net patient revenue at the Pasadena Facility decreased by $41,879,333 or 55% from $76,029,241 to $ $34,149,908 due to a decrease of 267 inpatient orthopedic cases or 45% from 597 cases to 330 cases, a decrease of 229 inpatient bariatric cases or 46% from 503 cases to 274 cases, and a decrease of 533 outpatient cases or 29% from 1,857 cases to 1,324 cases. During the fiscal year 2004, several physicians departed from the Pasadena Facility or substantially reduced their surgeries for various reasons. Net patient revenue at the West Houston Facility decreased by $480,185 or 15%. These decreases were partially offset by increase in net patient revenue at the Baton Rouge Facility, which began operations in January 2003, by $10,148,381 or 94% from $10,838,134 to $20,986,515 due to an increase of 192 inpatient surgical cases or 96% from 199 cases to 391 cases, and an increase of 74 outpatient cases or 24% from 304 cases to 378 cases. In addition, the Garland Facility, which became operational in November 2003, generated $5,084,046 of net patient revenue during fiscal year 2004 from 504 inpatient surgical cases and 616 outpatient surgical cases. While the overall number of procedures increased in fiscal year 2004, the lower average reimbursement per procedure at the Garland Facility resulted in a lower average reimbursement per procedure, compared to fiscal year 2003.

During the period from August 2003 to May 2004 several physicians, including six who accounted for over 11% and 54% of our gross revenues for fiscal years 2004 and 2003, respectively, left the Pasadena Facility for various reasons or reduced their activity for personal reasons. Although the Company has added new physicians to minimize the negative impact on revenue, we are unable to predict the time it may take to compensate for the decrease in revenues. However, the Company’s Baton Rouge Facility and the Garland Facility partially offset this decrease in revenues in fiscal year 2004.

Total costs and expenses for the fiscal year 2004 increased $9,992,479 or 18% primarily due to the Baton Rouge Facility and Garland Facility, which began operations in January 2003 and November 2003, respectively. The significant increases in expense categories are explained as follows:

•	Compensation and benefits expense increase of $4,506,385 or 30% includes $1,085,000 non-cash compensation expense incurred to modify a Company’s former employee’s incentive stock option previously granted. Increase in wages and benefits incurred by Baton Rouge and Garland Facilities in the fiscal year 2004 were $1,263,140 and $3,328,329, respectively. These increases were partially offset by reduced compensation and benefits of $1,170,084 due to reduced activities, primarily at the Pasadena Facility;

•	Medical services and supplies expense decreased $6,317,184 or 38% primarily due to a reduction of $8,907,734 at the Pasadena Facility, which included using fewer medical services and supplies of $8,162,517 due to fewer surgical cases (primarily reduction in total cases from 3,071 to 1,993) and savings of $745,217 by not using outside laboratory and radiology services and operating our internal laboratory and radiology departments. This decrease was partially offset by increases of $946,245 and $1,835,797 in medical services and supplies at the Baton Rouge and Garland Facilities, respectively;

•	Other operating expense increased $8,477,139 or 42% primarily due to an increase of $1,874,938 incurred by the Baton Rouge Facility due to increased activities and an increase of $3,414,052 incurred by the Garland Facility. The balance of the increase was primarily due to corporate expense increases in legal and accounting fees and expenses from approximately $2.8 million in fiscal 2003 to $6.0 million in fiscal 2004 for a resulting increase of approximately $3.2 million in fiscal 2004; and

•	Depreciation and amortization expense increased $2,071,133 or 96% primarily due to the addition of the Baton Rouge and Garland Facilities.

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

Liquidity and Capital Resources

The Company maintained sufficient liquidity to meet its business needs in fiscal 2005. As of August 31, 2005, its principal source of liquidity included $3,337,835 in cash. As of November 4, 2005, the cash balance was approximately $1.9 million, after a net decrease in cash from operating activities.

Cash flow from operating activities

Total cash flow from operating activities was $4,720,610 during fiscal year 2005, primarily due to the reduction in accounts receivable of approximately $2,878,474 and due to the receipt of income tax refunds of approximately $4,166,000.

Cash used in investing activities

Total cash used in investing activities was $4,035,058 during the fiscal year 2005 primarily due to the purchase of equipment for the Company’s hospital entities, which includes investment of approximately $3.6 million in the DeAn Joint Venture in Shanghai, China.

Cash used in financing activities

Total cash used in financing activities was $2,898,098 during the fiscal year 2005. During the third quarter, the Company repaid $207,143 of its prior reducing revolving line of credit and refinanced $5,712,861 under its new five-year revolving credit facility. The prior reducing revolving line of credit was terminated, and the new revolving credit facility is subject to a borrowing base based on eligible accounts receivable, less a $2 million reserve as required, with a maximum borrowing availability of $10 million. In the fourth quarter, the Company paid down, through collections of accounts receivable, $1,865,618 of the new revolving credit facility.

The Company had working capital of $7,340,081 as of August 31, 2005, and maintained a liquid position by a current ratio of approximately 1.61 to 1. The Company’s management believes that available cash, cash flow generated from operations and borrowing availability under the revolving Credit Agreement will be sufficient for the Company to finance working capital requirements for fiscal 2006.

Credit Agreement with Merrill Lynch

The Company and certain of its subsidiaries on May 27, 2005 entered into a Credit and Security Agreement (the “Credit Agreement”) with Merrill Lynch Capital for a new five-year revolving credit facility for up to $10 million, subject to a borrowing base based on eligible accounts receivable and further subject to a $2 million reserve until satisfaction of certain conditions, all resulting in an availability of $5.9 million at the date of closing. The Company had $3.8 million drawn under the Credit Agreement as of August 31, 2005. The Company’s obligations are secured by a first priority security interest in all existing and future accounts receivable and accounts receivable-related items, other assets and deposit accounts of certain subsidiaries, a pledge of 75% of equity interest in the operating entities of the Garland and Pasadena Facilities and a negative pledge for the equity interests in the Company and other subsidiaries. The real estate holding subsidiaries of Dynacq are not borrowers under the Credit Agreement, and their real estate and equipment assets are not pledged to secure the obligations under such facility.

The Credit Agreement, among other things, requires that the Company maintain certain performance financial covenants, restricts its ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us.

Contractual Obligations and Commitments

The following table summarizes our known contractual obligations at August 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in the future periods indicated below:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Marketing Obligations	$4,481,250	$4,181,250	$300,000	$—	$—
Capital Lease Obligations	295,583	161,484	134,099	—	—
Operating Lease Obligations	4,168,023	1,517,476	2,292,520	260,152	97,875
Purchase Obligations	1,206,000	1,206,000	—	—	—
Other Contractual Obligations	12,429,001	9,478,170	2,935,835	14,996	—

Total	$22,579,857	$16,544,380	$5,662,454	$275,148	$97,875

The Company has operating leases primarily for medical and office equipment. The Company also incurs rental expense for office space and medical equipment. Operating lease and rental expense were approximately $2,156,000, $1,966,000 and $1,394,000 in fiscal years 2005, 2004 and 2003, respectively. Future minimum rental commitments under noncancellable leases for the following fiscal years are: 2006, $1,517,476; 2007, $1,304,471; 2008, $988,049; 2009, $147,440; 2010, $112,712 and thereafter, $97,875.

Commitments for future additions to medical equipment were approximately $1,206,000 at August 31, 2005, which was guaranteed by the Company on behalf of its subsidiary in the normal course of business. In terms of the guarantee issued, if the Company’s subsidiary does not meet its commitment of purchasing the medical equipment and making the related payments, the Company will be liable to purchase the medical equipment for the same amount.

In fiscal 2005, the Company, through its subsidiary, also had agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Pasadena, Garland and Baton Rouge Facilities. These facilities received bariatric and orthopedic referrals from other sources, and the organizations referred clients to other area hospitals. Payments made under these agreements for the fiscal years 2005, 2004 and 2003 were $7,363,000, $6,430,000 and

$6,002,000, respectively. Future minimum payments under these agreements for the following fiscal years are: for 2006, $4,181,250 and for 2007, $300,000.

The Company has contracts with doctors to manage various areas of the Company’s hospitals and other service agreements. Payments made under these agreements for the fiscal years ending August 31, 2005, 2004 and 2003 were $6,867,000, $5,476,000 and $1,776,000, respectively. Future minimum payments under the terms of these contracts and agreements for the following fiscal years are: 2006, $2,850,927; 2007, $639,031; 2008, $186,804; 2009, $12,854; and for 2010, $2,142.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154, which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. In April 2005, the SEC approved a change in the effective date of SFAS No. 123R for public companies to be effective in the annual, rather than interim, periods beginning after June 15, 2005. SFAS No. 123R was effective for us beginning September 1, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) “Share-Based Payment”, which expresses views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 also provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. We have evaluated the requirements of SAB No. 107 in connection with our adoption of SFAS No. 123R and expect that these new pronouncements will have a material impact on our results of operations for future employee stock options granted. The new guidance will not have an impact on our options outstanding as of August 31, 2005, as we have accelerated the vesting of these options.

Inflation

Inflation has not significantly impacted the Company’s financial position or operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates as well as credit risk concentrations. Except for the capital contributions of approximately $4.3 million to the De An Joint Venture (including approximately $604,000 deposit for the lease of land in Shanghai, China) for the China Project, and the future required contributions of $2.1 million payable in each of March 31, 2006 and 2007 for the China Project, the majority of which are in local currency, all of the Company’s contracts are denominated in US dollars and, therefore, the Company has no significant foreign currency risk.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on funded debt. The Company had drawn approximately $3.8 million as of August 31, 2005 from its five-year revolving credit facility. The balance owed under the facility as of November 4, 2005 was approximately $4 million. Borrowings under the facility bear interest at variable rates based on the LIBOR rate plus 2.85%. Based on the amount outstanding, a 100 basis point change in the applicable interest rates would not have a material impact on the Company’s annual cash flow or income.

The Company’s cash and cash equivalents are invested in money market accounts. Accordingly, the Company is subject to changes in market interest rates. However, the Company does not believe a change in these rates would have a material adverse effect on the Company’s operating results, financial condition and cash flows. There is an inherent roll over risk on these funds as they accrue interest at current market rates. The extent of this risk is not quantifiable or predictable due to the variability of future interest rates.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Dynacq Healthcare, Inc. (the “Company”), as of August 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynacq Healthcare, Inc. at August 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2005, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Killman, Murrell & Company, P. C.

Killman, Murrell & Company, P. C.

Houston, Texas

November 4, 2005

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	August 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$3,337,835	$5,537,776
Current portion of accounts receivable, net of contractual allowances of approximately $56,450,000 and $76,736,000 and allowances for uncollectible accounts of approximately $679,000 and $719,000 at August 31, 2005 and 2004, respectively	9,710,518	16,629,780
Accounts receivable—other	673,463	152,525
Inventories	2,049,091	2,576,067
Prepaid expenses	789,360	668,270
Deferred tax assets	223,201	1,294,555
Income taxes receivable	2,656,984	5,523,248

Total current assets	19,440,452	32,382,221
Property and equipment, net	38,563,626	38,004,680
Long term portion of accounts receivable, net of contractual allowances of approximately $82,336,000 and $51,445,000 and allowances for uncollectible accounts of approximately $990,000 and $482,000 at August 31, 2005 and 2004, respectively	14,163,469	11,148,789
Goodwill	—	582,547
Other assets	290,790	1,023,595

Total assets	$72,458,337	$83,141,832

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	August 31,
	2005	2004
Liabilities and stockholders’ equity
Current liabilities:
Cash overdraft	$—	$622,375
Accounts payable	3,832,956	4,741,992
Accrued liabilities	3,490,699	4,912,816
Notes payable	4,517,243	6,590,004
Current taxes payable	111,387	379,094
Current portion of capital lease obligations	148,086	127,087

Total current liabilities	12,100,371	17,373,368
Non-current liabilities:
Deferred tax liabilities	852,494	1,600,705
Long-term portion of capital lease obligations	130,293	290,308

Total liabilities	13,083,158	19,264,381

Minority interests	657,577	666,794

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 14,851,568 and 16,399,843 shares issued at August 31, 2005 and 2004, respectively	14,852	16,400
Treasury stock, 0 and 1,548,275 shares at August 31, 2005 and 2004, respectively, at cost	—	(7,424,449)
Additional paid-in capital	11,688,583	18,982,951
Accumulated other comprehensive income	38,075	—
Retained earnings	46,976,092	52,113,026
Deferred compensation	—	(477,271)

Total stockholders’ equity	58,717,602	63,210,657

Total liabilities and stockholders’ equity	$72,458,337	$83,141,832

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

	Year Ended August 31,
	2005	2004	2003
Net patient service revenue	$55,274,861	$62,849,378	$89,976,739

Costs and expenses:
Compensation and benefits	18,229,673	19,497,060	14,990,675
Medical services and supplies	10,607,929	10,188,088	16,505,272
Other operating expenses	27,670,664	28,809,728	20,332,589
Provision for uncollectible accounts	466,417	467,891	512,885
Asset impairment	582,547	1,300,000	—
Depreciation and amortization	4,157,034	4,239,132	2,167,999

Total costs and expenses	61,714,264	64,501,899	54,509,420

Income (loss) from operations	(6,439,403)	(1,652,521)	35,467,319

Other income (expense):
Rent and other income	399,439	588,547	471,778
Interest income	54,872	29,001	73,300
Interest expense, net of $84,668 capitalized interest in 2003	(366,331)	(310,660)	(1,891)

Total other income, net	87,980	306,888	543,187

Income (loss) before income taxes, minority interests, extraordinary gain and cumulative effect of a change in accounting principle	(6,351,423)	(1,345,633)	36,010,506
Benefit (provision) for income taxes	1,224,702	(238,892)	(12,886,335)
Minority interest in earnings	10,213	222,421	3,306,882

Income (loss) before extraordinary gain and cumulative effect of a change in accounting principle	(5,136,934)	(1,806,946)	19,817,289
Extraordinary gain, net of $102,354 and $49,681 of income tax expense in 2004 and 2003, respectively	—	198,686	81,317

Income (loss) before cumulative effect of a change in accounting principle	(5,136,934)	(1,608,260)	19,898,606
Cumulative effect of a change in accounting principle, net of $562,193 income tax expense	—	—	988,717

Net income (loss)	$(5,136,934)	$(1,608,260)	$20,887,323

Basic earnings (loss) per common share:
Income (loss) before extraordinary gain and cumulative effect of a change in accounting principle	$(0.35)	$(0.12)	$1.33
Extraordinary gain, net of tax	—	0.01	0.01
Cumulative effect of a change in accounting principle, net of tax	—	—	0.06

Net income (loss)	$(0.35)	$(0.11)	$1.40

Diluted earnings (loss) per common share:
Income (loss) before extraordinary gain and cumulative effect of a change in accounting principle	$(0.35)	$(0.12)	$1.27
Extraordinary gain, net of tax	—	0.01	0.01
Cumulative effect of a change in accounting principle, net of tax	—	—	0.06

Net income (loss)	$(0.35)	$(0.11)	$1.34

Weighted average common shares—basic	14,851,568	14,849,526	14,849,504

Weighted average common shares—diluted	14,851,568	14,849,526	15,564,217

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock			Other Compre- hensive Income	Retained Earnings	Deferred Compensa- tion	Receiv- able from Director	Total
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Foreign currency transla- tion
Balance, August 31, 2002	15,901,430	$15,901	1,143,592	$(1,535,934)	$13,695,088	—	$35,186,341	$(840,071)	$(28,469)	$46,492,856
Stock issued on exercise of stock options	263,336	263	—	—	1,168,291	—	—	—	—	1,168,554
Income tax benefit from exercise of employee stock options	—	—	—	—	189,639	—	—	—	—	189,639
Stock warrants issued to non-employees	—	—	—	—	327,758	—	—	—	—	327,758
Sale of residence	—	—	25,639	(311,740)	—	—	—	—	—	(311,740)
Stock options issued to non-employees	—	—	—	—	262,330	—	—	—	—	262,330
Treasury shares acquired	—	—	261,500	(3,965,610)	—	—	—	—	—	(3,965,610)
Collections from director	—	—	—	—	—	—	—	—	28,469	28,469
Stock dividend	129,577	130	14,368	—	1,878,737	—	(1,878,867)	—	—	—
Preferred stock redemption	—	—	—	—	—	—	(473,511)	—	—	(473,511)
Amortization of deferred compensation	—	—	—	—	—	—	—	181,000	—	181,000
Net income	—	—	—	—	—	—	20,887,323	—	—	20,887,323

Balance, August 31, 2003	16,294,343	16,294	1,445,099	(5,813,284)	17,521,843	—	53,721,286	(659,071)	—	64,787,068
Stock issued on exercise of stock options	105,500	106	—	—	500,701	—	—	—	—	500,807
Income tax benefit from exercise of employee stock options	—	—	—	—	46,760	—	—	—	—	46,760
Treasury shares acquired	—	—	103,176	(1,611,165)	—	—	—	—	—	(1,611,165)
Amortization of deferred compensation	—	—	—	—	—	—	—	181,800	—	181,800
Charge for amending stock option issued to an employee	—	—	—	—	1,085,000	—	—	—	—	1,085,000
Credit to expense for non-vested options issued to non-employee	—	—	—	—	(171,353)	—	—	—	—	(171,353)
Net loss	—	—	—	—	—	—	(1,608,260)	—	—	(1,608,260)

Balance, August 31, 2004	16,399,843	16,400	1,548,275	(7,424,449)	18,982,951	—	52,113,026	(477,271)	—	63,210,657
Treasury shares cancelled	(1,548,275)	(1,548)	(1,548,275)	7,424,449	(7,422,901)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	477,271	—	477,271
Charge for accelerating vesting of stock options and extension of exercise date	—	—	—	—	138,015	—	—	—	—	138,015
Credit to expense for non-vested options issued to non-employee	—	—	—	—	(9,482)	—	—	—	—	(9,482)
Foreign currency translation adjustment, net of taxes of $19,615	—	—	—	—	—	38,075	—	—	—	38,075
Net loss	—	—	—	—	—	—	(5,136,934)	—	—	(5,136,934)

Balance, August 31, 2005	14,851,568	$14,852	—	$—	$11,688,583	$38,075	$46,976,092	$—	$—	$58,717,602

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

	Year Ended August 31,
	2005	2004	2003
Cash flows from operating activities
Net income (loss)	$(5,136,934)	$(1,608,260)	$20,887,323
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary gain, net of tax	—	(198,686)	(81,317)
Cumulative effect of a change in accounting principle, net of tax	—	—	(988,717)
Depreciation and amortization	4,157,034	4,239,132	2,167,999
Loss on asset impairment	582,547	1,300,000	—
Gain on sale of assets	—	(307,166)	(145,623)
Provision for uncollectible accounts	466,417	467,891	512,885
Deferred income taxes	323,143	392,183	1,324,656
Minority interests	10,213	222,421	3,306,882
Charge for amending stock options	138,015	1,085,000	—
Expense (credit) related to stock options issued to non employees	(9,482)	(171,353)	262,330
Expense related to issuance of stock warrants	—	—	327,758
Deferred stock compensation amortization	477,271	181,800	181,000
Changes in operating assets and liabilities:
Restricted cash	—	2,000,000	(2,000,000)
Accounts receivable	2,878,474	6,183,142	(11,109,721)
Inventories	526,976	(476,033)	(840,076)
Prepaid expenses	(121,090)	124,987	(570,805)
Income taxes receivable	2,866,264	(1,046,003)	(2,640,115)
Other assets	160,622	(532,489)	3,685
Accounts payable	(909,036)	1,282,111	1,999,798
Accrued liabilities	(1,422,117)	(417,004)	2,666,621
Income taxes payable	(267,707)	(1,145,150)	406,355

Net cash provided by operating activities	4,720,610	11,576,523	15,670,918

Cash flows from investing activities
Proceeds from sale of assets	4,500	2,462,460	—
Purchase of property and equipment	(4,078,311)	(5,365,503)	(17,282,168)
Accrued liabilities related to purchase of property and equipment	—	(2,425,000)	1,002,517
Purchase of accounts receivable-other	(532,601)	—	—
Collections of purchased accounts receivable-other	571,354	—	—
Acquisition of Garland properties, net of assumed liabilities	—	—	(5,607,406)
Acquisition of Vista Diagnostic Clinic	—	—	(471,102)

Net cash used in investing activities	$(4,035,058)	$(5,328,043)	$(22,358,159)

Continued.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended August 31,
	2005	2004	2003
Cash flows from financing activities
Principal payments on notes payable	$(7,785,622)	$(6,968,225)	$(39,075)
Payments on capital leases	(139,016)	(140,996)	(13,821)
Proceeds from note payable	5,712,861	6,474,917	6,413,312
Proceeds from exercise of stock options	—	500,807	1,168,554
Proceeds from short-term sale by director	—	—	28,469
Acquisition of treasury shares	—	(1,611,165)	(3,965,610)
Deposit on proposed sale of accounts receivable	—	3,360,000	—
Return of deposit on proposed sale of accounts receivable	—	(3,360,000)	—
Preferred stock redemption	—	—	(473,511)
Cash overdraft	(622,375)	622,375	—
Contributions from minority interest holders	323,518	555,000	946,000
Distributions to minority interest holders	(135,750)	(1,457,250)	(2,827,000)
Purchase of minority interests	(251,714)	(570,000)	(250,000)

Net cash (used in) provided by financing activities	(2,898,098)	(2,594,537)	987,318

Effect of exchange rate changes on cash	12,605	—	—

Net increase (decrease) in cash and cash equivalents	(2,199,941)	3,653,943	(5,699,923)
Cash and cash equivalents at beginning of year	5,537,776	1,883,833	7,583,756

Cash and cash equivalents at end of year	$3,337,835	$5,537,776	$1,883,833

Supplemental cash flow disclosures
Cash paid during year for:
Interest	$311,184	$293,558	$48,562

Income taxes	$39,245	$2,057,803	$13,804,485

Non cash investing and financing activities:
Decrease in minority interest from acquisition	$—	$(350,969)	$—
Increase in accrued liabilities due to minority interest acquisition	—	350,969	—
Cancellation of treasury stock:
Reduction in common stock	(1,548)	—	—
Reduction in additional paid-in capital	(7,422,901)	—	—
Reduction in treasury stock	7,424,449	—	—
Land cost	(604,094)	—	—
Transfer of deposit to land	604,094	—	—
Land cost from foreign currency gains	(38,075)	—	—
Foreign currency gains	38,075	—	—
Sale of property for treasury stock	—	—	311,740
Treasury stock received for property	—	—	(311,740)
Paid in capital from stock dividend	—	—	1,878,737
Common stock increase for stock dividend	—	—	130
Decrease in retained earnings for stock dividend	—	—	(1,878,867)
Capital lease issued for fixed assets	—	—	572,212
Assets acquired for capital leases	—	—	(572,212)

	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

August 31, 2005

1. Significant Accounting Policies

Business and Organization

Dynacq Healthcare, Inc. is a holding company that through its subsidiaries develops and manages general acute care hospitals that provide specialized general surgeries, such as neuro-spine, bariatric and orthopedic surgeries. Hereinafter, the “Company” will refer to Dynacq Healthcare, Inc. and its wholly or majority owned subsidiaries, unless the context dictates or requires otherwise.

The Company was incorporated under the laws of the State of Nevada in 1992. The Company was reincorporated in Delaware and its corporate name was changed from Dynacq International, Inc. to Dynacq Healthcare, Inc. in November 2003 to better reflect the Company’s business. In connection with the reincorporation in Delaware, the number of authorized common shares was reduced to 100,000,000.

In May 1998, Vista Community Medical Center, L.L.C., a Texas limited liability company, was organized for the purpose of operating a hospital (the “Pasadena Facility”). In June 2003, the Pasadena Facility was converted to a limited liability partnership. As of August 31, 2005 and 2004, the Company through its subsidiaries had a 97.0% and 94.5% ownership interest in the Pasadena Facility, respectively.

In March 2001, Vista Surgical Center West, L.L.C., a Texas limited liability company, was organized for the purpose of acquiring and operating Piney Point Surgery Center (the “West Houston Facility”). The West Houston Facility is a fully operational ambulatory surgical center in Houston, Texas.

In October 2001, Vista Hospital of Baton Rouge, L.L.C. was organized for the purpose of acquiring and operating a surgical hospital in Baton Rouge, Louisiana (the “Baton Rouge Facility”). As of August 31, 2005 and 2004, the Company had a 90% membership interest in the Baton Rouge Facility. On October 8, 2004, VHBR filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. VHBR emerged from bankruptcy and closed this proceeding on August 4, 2005.

In July 2003, Vista Hospital of Dallas, LLP was organized for the purposes of acquiring and operating a surgical hospital in Garland, Texas, (the “Garland Facility”). As of August 31, 2005 and 2004, the Company had a 97% and 94% membership interest in the Garland Facility.

The Company owns a 70% equity interest in Shanghai DeAn Hospital, a joint venture formed under the laws of the People’s Republic of China (the “DeAn Joint Venture”). The DeAn Joint Venture is constructing a hospital in Shanghai, China that will be owned and operated by the joint venture.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for annual financial information and with the instructions to Form 10-K and Article 3 and 3-A of Regulation S-X. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements—(Continued)

August 31, 2005

corporate office costs, including advertising and marketing expenses, which were approximately $15.1 million, $17.3 million and $12.6 million for the fiscal years 2005, 2004 and 2003, respectively.

The Company operates in one line of business, and its strategy is to develop and manage general acute care hospitals that provide principally specialized general surgeries. The Company manages these hospitals on an individual basis. The hospitals’ economic characteristics, nature of their operations, regulatory environment in which they operate and the way in which they are managed are all similar. The construction of the hospital in China commenced in October 2005, and there were no operations in China for the fiscal year ended August 31, 2005, except for the investment of approximately $4.3 million. Accordingly, the Company aggregates its hospitals into a single reportable segment as that term is defined by Statement of Financial Accounting Standards No. 131 “Disclosures About Segments of an Enterprise and Related Information.”

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

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

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements—(Continued)

August 31, 2005

The Company also leases equipment under capital leases. Such assets are amortized on a straight-line basis over the lesser of the term of the lease or the remaining useful life of the assets.

Impairment of Long-lived Assets

The Company routinely evaluates the carrying value of its long-lived assets. The Company records an impairment loss when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. These events may include changes in the manner in which we intend to use an asset or a decision to sell an asset. During fiscal year 2004, the Company determined that the value of land purchased at The Woodlands, Texas had been impaired by $1.3 million. The Company paid approximately $3.1 million for four acres of land (including the cost of a deed restriction, which restricted the use of the surrounding 24 acres to non-medical development). The project to construct a hospital at this site has been discontinued, and since there were no immediate future development plans, the Company had a state certified general real estate appraiser value the land. Based on this valuation, the Company recognized an impairment of the value of the land of $1.3 million.

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

Revenue Recognition Policy

Historically and in fiscal 2005, in particular, the Company has not participated in managed care contracts and has not received a substantial amount of reimbursement from Medicare or Medicaid. However, during the first quarter of fiscal 2006, the Company began participation in certain managed care contracts and anticipates entering into additional contracts in the future. The Company records revenue pursuant to the following policy. The Company has established billing rates for its medical services which it bills as gross revenue as services are delivered. Gross billed revenues are then reduced by the Company’s estimate of the discount (contractual allowance) to arrive at net patient service revenues. Net patient service revenues are based on historical cash collections as discussed below and may not represent amounts ultimately expected to be collected. At such time as the Company can determine that ultimate collections have exceeded or have been less than the revenue recorded on a group of accounts, additional revenue or reduction in revenue is recorded.

The table below sets forth the percentage of our gross patient service revenue by financial class for the fiscal years 2005, 2004 and 2003:

	2005	2004	2003
Workers’ Compensation	50%	42%	52%
Commercial	36%	43%	37%
Medicare	4%	5%	4%
Medicaid	—%	—%	1%
Self-Pay	7%	7%	1%
Other	3%	3%	5%

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements—(Continued)

August 31, 2005

Contractual Allowance

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis to gross billed revenue on a case-by-case basis by operating facility. This ratio of cash collections to billed services is then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for fiscal years 2005, 2004 and 2003:

	Year Ended August 31,
	2005	2004	2003
Gross billed charges	$125,163,277	$128,224,191	$164,343,892
Contractual allowance	69,888,416	65,374,813	74,367,153

Net revenue	$55,274,861	$62,849,378	$89,976,739

Contractual allowance percentage	56%	51%	45%

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. The estimated accounts receivable not expected to be collected within twelve months of the balance sheet date have been shown as long-term receivables and represent receivables that are in the MDR process and legal third-party financial class. The contractual allowance is provided as revenue is recognized. At each balance sheet date, management reviews the accounts receivables for collectibility. If after the review management believes certain receivables are uncollectible, the receivables are written down to the expected collectible amount. The following table shows accounts receivable, the contractual allowance, the allowance for uncollectible accounts, net receivables and the contractual allowance as a percent of gross receivables at August 31, 2005 and 2004:

	2005	2004
Current portion of gross receivables	$66,838,824	$94,085,600
Current portion of contractual allowance	(56,449,788)	(76,736,377)
Current portion of allowance for uncollectible accounts	(678,518)	(719,443)

Net current portion of accounts receivable	$9,710,518	$16,629,780

Contractual allowance and allowance for uncollectible accounts as a percentage of current gross receivables	85%	82%

Long term portion of gross receivables	$97,489,085	$63,076,031
Long term portion of contractual allowance	(82,335,951)	(51,444,920)
Long term portion of allowance for uncollectible accounts	(989,665)	(482,322)

Net long term portion of accounts receivable	$14,163,469	$11,148,789

Contractual allowance and allowance for uncollectible accounts as a percentage of long term gross receivables	85%	82%

The contractual allowance stated as a percentage of gross receivables at the balance sheet dates is larger than the contractual allowance percentage used to reduce gross billed charges due to the application of partial cash collections to the outstanding gross receivable balances, without any adjustment being made to the

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements—(Continued)

August 31, 2005

contractual allowance. The contractual allowance amounts netted against gross receivables are not adjusted until such time as the final collections on an individual receivable are recognized.

Collections for services provided are generally settled or written off as uncollectible against the contractual allowance within six months of the date of service, except for services provided to injured workers in Texas. Collections for services provided to injured workers in Texas may take up to three years or longer to be completely adjudicated. Because the Company has in recent years focused on providing services to injured workers in Texas, accounts receivable in the workers’ compensation MDR process have increased.

The MDR process is an established reimbursement resolution process available to providers of healthcare services under the regulations governing reimbursement for services provided to injured workers in the state of Texas. Accounts generally do not become subject to the MDR process prior to being outstanding for at least 90 days subsequent to patient discharge. For medical services provided to injured workers in the state of Texas, the MDR process is specifically based upon the administrative and statutory regulations promulgated by the Texas Labor Code and Texas Administrative Code provisions.

The Company has a significant number of reimbursement disputes where the MDR decision was unsatisfactory to either the insurance carrier or us, and these decisions have subsequently been appealed to Texas State Office of Administrative Hearings (“SOAH”) or district court. These disputes fall loosely into categories of disputes over either inpatient services or outpatient services. Some of the inpatient disputes involving the stop-loss reimbursement methodology set forth in the AIHFG, were consolidated by an administrative law judge (“ALJ”) into one case that was tried before the ALJ in April 2005. A decision in the consolidated case has not yet been issued, and the Company cannot predict the timing or the outcome of that decision. It is possible that any decision in the consolidated case may be appealed to state district court and possibly the appellate courts. The remaining inpatient cases at SOAH involving the application of the stop-loss methodology have been abated pending the decision in the consolidated case.

The outpatient disputes at SOAH have been consolidated into several dockets according to the reimbursement methodology used by the insurance carriers. These large consolidated dockets were abated for approximately three years pending a state district court legal challenge to the validity of the Texas administrative rules at issue. Now that the district court challenge has concluded, the SOAH consolidations for outpatient cases are beginning to move forward. The Company anticipates that there may be appeals to state district court and possibly the appellate courts of the decisions in one or more of these consolidated dockets.

The delays caused by the unexpected and extended abatements of the SOAH proceedings for both the inpatient and outpatient cases have added significantly to the age of accounts receivable for these types of services. Although the Company has consistently acted to move the cases forward, the Company cannot predict the time that it will take for the consolidated dockets to reach final resolution. If these disputes are ultimately resolved against the Company’s positions, it could have a material adverse effect on the financial statements.

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

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements—(Continued)

August 31, 2005

Allowance for Uncollectible Accounts

The Company has estimated uncollectible accounts expense of 1% of gross outpatient revenue. Through August 31, 2003, the Company made no charge offs against the allowance for uncollectible accounts, as historically all charge offs have been against the contractual allowance. During the fiscal year ended August 31, 2004, the Company charged $222,518 against the allowance for uncollectible accounts. During the fiscal year ended August 31, 2005, the Company made no charge-offs against the allowance for uncollectible accounts.

Stock Based Compensation

The Company accounts for stock-based compensation to employees using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Compensation cost, if any is measured as the excess of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation; however, it allows an entity to continue to measure compensation for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25. The Company has elected to continue to measure compensation under the APB Opinion No. 25, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

If the fair value of the stock options granted to employees during a fiscal year had been recognized as compensation expense on a straight-line basis over the vesting period of the grants, stock-based compensation costs would have impacted our net income and earnings per common share for the fiscal years ended August 31 as follows:

	2005	2004	2003
Net income (loss) as reported	$(5,136,934)	$(1,608,260)	$20,887,323
Add: stock-based compensation costs included in reported net income, net of taxes	393,773	118,170	117,650
Deduct: stock based compensation costs, net of taxes under SFAS 123	(1,000,662)	(567,336)	(284,073)

Pro forma net income (loss)	$(5,743,823)	$(2,057,426)	$20,720,900

Per share information:
Basic, as reported	$(0.35)	$(0.11)	$1.40
Basic, pro forma	$(0.39)	$(0.14)	$1.39
Diluted, as reported	$(0.35)	$(0.11)	$1.34
Diluted, pro forma	$(0.39)	$(0.14)	$1.33

The fiscal year ended August 31, 2005 included $87,910, net of tax, of future compensation expense that was recognized as a result of the accelerated vesting of stock options and extending the exercise date on a stock option in the fourth quarter of the fiscal year. The Company accelerated the vesting of all then outstanding stock options, primarily to avoid recognizing in its income statement approximately $1.2 million, net of taxes, in associated compensation expense in future periods as a result of the adoption of FASB Statement No. 123R, “Share-Based Payment”. See also Note 7—Stockholders’ Equity and Stock Option Plans.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements—(Continued)

August 31, 2005

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for fiscal years ended August 31:

	Options
	2005	2004	2003
Estimated fair value	$4.87	$7.25	$5.59
Expected life (years)	4.21	4.62	4.53
Risk free interest rate	4.25%	4.20%	4.25%
Volatility	93%	60%	40%
Dividend yield	—%	—%	—%

Goodwill and Negative Goodwill

The Company adopted the provisions of SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets, effective September 1, 2002. Upon adoption, the Company discontinued amortization of goodwill and conducted a review for impairment. The Company eliminated negative goodwill as a cumulative effect of a change in accounting principle. SFAS 142 requires that impairment tests be performed at least annually. The impairment tests done upon adoption of the standard and at the end of the fiscal year indicated no impairment of goodwill. During fiscal year 2005, as a result of our recent financial trends and the current outlook for our future operating performance, the Company recorded impairment of goodwill of $582,547 associated primarily with the West Houston Facility.

The changes in the carrying amount of goodwill as of August 31, 2005 and 2004 are as follows:

Balance at August 31, 2003	$582,547

Balance at August 31, 2004	$582,547
Impairment	(582,547)

Balance at August 31, 2005	$0

Advertising Costs

Advertising and marketing costs in the amounts of $7,439,000, $6,809,000 and $6,110,000 for the years ending August 31, 2005, 2004 and 2003, respectively, were expensed as incurred.

Income Taxes

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax liabilities or assets are determined based on differences between the income tax basis and the financial reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Minority Interests

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements—(Continued)

August 31, 2005

on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 2.14% to 10% at August 31, 2005). During 2003, the Company purchased minority interests from certain minority interest holders at an amount that was $130,998 less than the net book value of the minority interest liability on the date of purchase. The $130,998 gain less applicable income taxes of $49,681 was recorded as an extraordinary gain during 2003. During 2004, the Company purchased minority interests from certain minority interest holders at an amount that was $301,040 less than the net book value of the minority interest liability on the date of purchase. The $301,040 gain less applicable income taxes of $102,354 has been recorded as an extraordinary gain during 2004. During 2005, the Company purchased minority interests from certain minority interest holders at an amount that was $44,516 more than the net book value of the minority interest liability on the date of purchase. This amount has been included in Rent and Other Income in the accompanying consolidated statement of operations for the year ended August 31, 2005. The partnership agreement provided a means for the minority interest holders to be cashed out at the net book value of their interests. In 2003 and 2004 and based on advice from legal counsel that the acquisitions were negotiated transactions occurring outside the partnership agreements, the amounts paid to the minority interest holders were less than the buy-out amount that was called for in the partnership agreements. In fiscal 2005, the buy-out amounts were made in accordance with the provisions of the various partnership agreements.

The following table sets forth the activity in the minority interest liability account for the fiscal years ending August 31, 2005 and 2004:

Balance August 31, 2003	$2,568,634
Earnings allocated to minority interest holders	222,421
Acquisition of 8.5% of Vista Community Medical Center Hospital minority interest	(1,222,011)
Distribution to minority interest holders	(1,457,250)
Capital contributions received from new minority interest holders	555,000

Balance August 31, 2004	666,794
Earnings allocated to minority interest holders	10,213
Acquisition of various minority interests	(207,198)
Distribution to minority interest holders	(135,750)
Capital contributions received from new minority interest holders	323,518

Balance August 31, 2005	$657,577

Net Income Per Share

Basic net income per share has been computed using the weighted average number of common shares outstanding during the period. Diluted net income per share has been calculated to give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants in years in which the Company has income.

Foreign Currency Translation

The Company has designated the Chinese Yuan Renminbi as the functional currency for the DeAn Joint Venture in China. Assets and liabilities are translated into U.S. dollars using current exchange rates as of the

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements—(Continued)

August 31, 2005

balance sheet date. Income and expense are translated at average exchange rates prevailing during the period. The effects of foreign currency translation adjustments are included as a component of Accumulated Other Comprehensive Income within stockholders’ equity.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154, which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. In April 2005, the SEC approved a change in the effective date of SFAS No. 123R for public companies to be effective in the annual, rather than interim, periods beginning after June 15, 2005. SFAS No. 123R was effective for us beginning September 1, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) “Share-Based Payment”, which expresses views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 also provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. We have evaluated the requirements of SAB No. 107 in connection with our adoption of SFAS No. 123R and expect that these new pronouncements will have a material impact on our results of operations for future employee stock options granted. The new guidance will not have an impact on our options outstanding as of August 31, 2005, as we have accelerated the vesting of these options.

2. Property and Equipment

At August 31, property and equipment consisted of the following:

	2005	2004
Land	$10,934,670	$7,503,164
Buildings and improvements	21,462,906	20,616,013
Equipment, furniture and fixtures	21,773,857	21,345,600

	54,171,433	49,464,777
Less accumulated depreciation and amortization	(15,608,736)	(11,463,750)
Construction in progress	929	3,653

Net property and equipment	$38,563,626	$38,004,680

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements—(Continued)

August 31, 2005

For the years ended August 31, 2005, 2004, and 2003, depreciation expense was $4,147,034, $4,223,132 and $2,161,166, respectively.

3. Asset held for sale

During fiscal year 2004, the Company sold land in Slidell, Louisiana to a Nevada limited liability company of which a former executive officer of the Company was a member. The Company decided not to develop this hospital in Louisiana because it did not fit the Company’s business plan. On January 23, 2004, the property was sold and the Company recognized a gain of $318,366, which is recorded as Rent and Other Income in the accompanying consolidated statement of operations for the year ended August 31, 2004.

4. Notes payable

At August 31, notes payable consisted of the following:

	2005	2004
Note payable to former owners of the Garland Facility, past due together with interest at the rate of a major banks’ prime plus 1%	$670,000	$670,000

Five-year revolving credit facility with a financial institution subject to a borrowing base based on eligible accounts receivable, secured by a first priority security interest in all existing and future accounts receivable and accounts receivable related items, other assets and deposit accounts of certain subsidiaries, a pledge of 75% of equity interest in the operating entities of the Garland and Pasadena Facilities and a negative pledge for the equity interests in the Company and other subsidiaries, variable interest payable of 2.85% plus LIBOR rate. The effective interest rate at August 31, 2005 was 6.52%.

	3,847,243	—
Revolving line of credit with a financial institution payable in variable monthly installments, including variable interest of 2.3% plus the “Dealer Commercial Paper” rate. This line of credit was paid down in May 2005.	—	5,920,004

	$4,517,243	$6,590,004

The balance owed under the five-year revolving Credit Agreement as of November 4, 2005 was $3,983,132.

5. Income Taxes

The provision for income tax expense consisted of the following:

	Year Ended August 31,
	2005	2004	2003
Current tax expense (benefit):
Federal	$(1,347,618)	$(306,121)	$10,262,114
State	(180,612)	152,830	1,299,565

Total current	(1,528,230)	(153,291)	11,561,679

Deferred tax expense (benefit):
Federal	239,502	449,337	1,167,273
State	64,026	(57,154)	157,383

Total deferred	303,528	392,183	1,324,656

Total income tax (benefit) expense	$(1,224,702)	$238,892	$12,886,335

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements—(Continued)

August 31, 2005

As of August 31, 2005, 2004 and 2003, income tax benefits of $-0-, $46,760 and $189,639, respectively, resulting from deductions relating to nonqualified stock option exercises and disqualifying dispositions of certain employee incentive stock options were recorded as increases in stockholders’ equity.

The components of the provision for deferred income taxes at August 31 were as follows:

	2005	2004	2003
Applicable to:
Differences between revenues and expenses recognized for federal income tax and financial reporting purposes	$707,639	$—	$448,327
Stock options and related employee compensation	233,035	143,236	33,049
Allowance for uncollectible accounts	(167,608)	(83,427)	(194,512)
Asset impairment	(274,487)	(442,000)	—
Difference in method of computing depreciation for tax and financial reporting purposes	(381,222)	771,285	880,510
Other	186,171	3,089	157,282

	$303,528	$392,183	$1,324,656

Significant components of the Company’s deferred tax liabilities and assets were as follows at August 31, 2005:

	Current	Noncurrent
Deferred tax liabilities:
Depreciation	$—	$(1,777,426)
Deferred tax assets:
Revenue and expense differences	(424,229)	—
Allowance for uncollectible accounts	620,490	—
Asset impairment	—	716,487
Other	26,940	15,858
Minority interest	—	192,587

Net deferred tax asset (liability)	$223,201	$(852,494)

Significant components of the Company’s deferred tax liabilities and assets were as follows at August 31, 2004:

	Current	Noncurrent
Deferred tax liabilities:
Depreciation	$—	$(2,158,648)
Deferred tax assets:
Stock options	233,035	—
Revenue and expense differences	374,036	—
Allowance for uncollectible accounts	452,882	—
Asset impairment	—	442,000
Other	234,602	12,440
Minority interest	—	103,503

Net deferred tax asset (liability)	$1,294,555	$(1,600,705)

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements—(Continued)

August 31, 2005

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory federal income tax rate to income (loss) before income taxes, minority interests, extraordinary gain and cumulative effect of a change in accounting principle is as follows:

	Year Ended August 31,
	2005	2004	2003
Provision (benefit) for income taxes computed using the statutory rate of 35%	$(2,222,998)	$(470,972)	$12,603,678
State income taxes, net of federal benefit	(76,050)	62,189	947,016
Minority interests in subsidiaries’ income	(3,575)	(77,845)	(1,157,408)
Non-deductible expenses applicable to employee stock options	427,093	530,855	209,790
Other	650,828	194,665	283,259

Provision for income taxes	$(1,224,702)	$238,892	$12,886,335

6. Related Party Transactions

During fiscal year 2005, the Company entered into an agreement with Redwood Health Corporation (“Redwood”), to furnish physicians to provide in-house emergency medical coverage for its Pasadena Facility during the weekend hours at an hourly rate of $75. The Company’s Chief Executive Officer’s son who is a physician is an affiliate of Redwood. The Company paid $46,800 for such services to Redwood in fiscal 2005. Management, as well as the Audit Committee that approved the agreement, believes that the hourly rate being paid is consistent with comparable in-house emergency medical coverage rates available in the area.

The Company had leased a house to its Chief Executive Officer, Mr. Chiu M. Chan, at a monthly rate of $1,400 through April 2003. On April 10, 2003, the Company sold the house to Mr. Chan in exchange for the transfer of his right to receive 25,639 shares of Dynacq common stock. The contract valued the property at $311,740, which was 10% more than the 2002 appraised value of $283,400. The shares of common stock were valued at 90% of the closing price of Dynacq common stock on April 10, 2003. In addition, the Company paid the 2003 property taxes. A gain on the sale of the house in the amount of $145,623 was recorded in 2003.

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

Dr. Ping Chu, a director, has paid the Company $28,840, $27,340 and $26,870 during fiscal years ended August 31, 2005, 2004 and 2003, respectively for rent and management fees. As of August 31, 2005 and 2004, the Company had accounts receivable from Dr. Chu of $28,185 and $14,165, respectively. Included in the accounts receivable balance were amounts applicable to Dr. Chu’s staffs’ payroll for which he reimburses the Company in the ordinary course of business.

In January 2004, the Company completed a sale of land located in Slidell, Louisiana to HealthGroup Partners, L.L.C. for $2.5 million. An investor in HealthGroup Partners, L.L.C. was previously an executive officer of the Company.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements—(Continued)

August 31, 2005

7. Stockholders’ Equity and Stock Option Plans

Preferred Stock

Upon the Company’s reincorporation in Delaware in November 2003, the Company authorized the 5,000,000 shares of undesignated preferred stock, for which the board of directors is authorized to fix the designation, powers, preferences and rights. There are no shares of preferred stock issued or outstanding as of August 31, 2005.

In February 2003, the Board of Directors designated 200,000 shares of the undesignated preferred stock as “Series A Preferred Stock” and declared a stock dividend equal to one share of Series A Preferred Stock for every full block of 100 shares of common stock. The Series A Preferred Stock could either be redeemed for cash at $14.50 per share or if not redeemed by June 10, 2003, would be automatically converted into one share of the Company’s common stock. As a result of this action the Company redeemed 32,656 shares for cash in the amount of $473,511 (which has been shown in the accompanying statement of stockholders’ equity as a preferred stock redemption) and issued 129,577 shares of common stock in conversion of the unredeemed Series A Preferred Stock.

Treasury Stock

Pursuant to the Company’s announced 500,000 common stock buy-back program in January 2002, the Company bought back 103,176; 261,500; and, 86,000 shares of its common stock in fiscal years 2004, 2003 and 2002, respectively, at an average cost of $14.08 per share, for a total purchase price of $6,345,680. On August 31, 2005, the Board of Directors retired and cancelled all of the 1,548,275 shares of common stock held as treasury stock.

Stock Option Plans

The Company’s 1995 Non-qualified Plan and the 2000 Incentive Plan (the “Plans”) provide for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 6,000,000 shares of common stock for future issuance under the Plans. As of August 31, 2005, there remains 2,935,046 shares which can be issued under the Plans, after giving effect to stock splits and shares issued under the Plans. All awards previously granted to employees under the Plans have been stock options, primarily intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”). The Plans also permit stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

The purposes of the Plans generally are to retain and attract persons of training, experience and ability to serve as employees of the Company and its subsidiaries and to serve as non employee directors of the Company, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.

The Plans are administered by the Compensation Committee of the board of directors (the “Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares, and all of the terms of the awards. The Company may at any time amend or terminate the Plans. However, no amendment that would impair the rights of any participant with respect to outstanding grants can be made without the participant’s prior consent. Stockholder approval of an amendment to the Plans is necessary only when required by applicable law or stock exchange rules.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements—(Continued)

August 31, 2005

The following summarizes stock option activity and related information:

	Year Ended August 31,
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
Outstanding—beginning of year:	1,013	$8.92	1,201	$8.25	1,104	$4.69
Granted	1,051	4.91	—	—	422	14.67
Exercised	—	—	(106)	4.75	(263)	4.44
Canceled	(573)	11.07	(82)	4.44	(62)	4.96

Outstanding—end of year	1,491	$5.27	1,013	$8.92	1,201	$8.25

Exercisable—end of year	1,491	$5.27	638	$6.38	687	$4.65

The following summarizes information related to stock options outstanding at August 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 4.44 – 5.00	1,390	7.1	$4.76	1,390	$4.76
$12.25	101	2.7	12.25	101	12.25

Total	1,491	6.8	$5.27	1,491	$5.27

On April 15, 2002, the Company granted an employee an option that was in the money on the date of grant. The difference in the market value on the exercise date and the grant price on the grant date was $909,000, which has been recorded as deferred compensation expense and is being amortized to expense over the vesting period of 5 years. During fiscal year 2005, the remaining balance of deferred compensation was amortized to expense since the employee was no longer employed with the Company. Amortization expense of $477,271, $181,800 and $181,000 has been recorded as compensation expense in the years 2005, 2004 and 2003, respectively.

During the fiscal year ended August 31, 2002, the Company granted stock options to non-employees. The fair value of such stock options (calculated using the Black Scholes model) has been charged to expense with a corresponding credit to additional paid-in capital. The Company recorded expense or credit associated with stock options issued to non employees of $(9,482), $(171,353) and $262,330 during the three year period ended August 31, 2005. During October 2002, the Company issued warrants to acquire 61,149 shares of the Company’s common stock at a price of $10.95 per share. The warrants vested immediately and were exercisable through October 2005. The value of the warrants using the Black Scholes pricing model was calculated to be $327,758 which was charged to expense and credited to additional paid-in capital in fiscal year 2003. The warrants were subsequently returned to the Company, and since they vested immediately no reversal of the compensation expense was recorded.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements—(Continued)

August 31, 2005

During the fiscal year ended August 31, 2004, the Company amended a stock option issued previously to an employee of the Company, which led to a non-cash pre-tax charge of $1,085,000.

During the fiscal year ended August 31, 2005, the Company granted various stock options to employees. On December 16, 2004, the Compensation Committee of the Board of Directors granted stock options to full time employees (other than the executive officers) of the Company and its subsidiaries, such grants totaling 933,000 shares of common stock, vesting in each of the subsequent four years on the anniversary date of the grant, and having an exercise price of $4.90 per share. On January 4, 2005, the Compensation Committee granted stock options to two full time employees (not executive officers) of the Company and its subsidiaries, such grants totaling 3,000 shares of common stock, vesting in each of the subsequent four years on the anniversary date of the grant, and having an exercise price of $5.00 per share. On January 17, 2005, the Compensation Committee granted 100,000 stock options to an executive officer of the Company, vesting in each of the subsequent four years on the anniversary date of the grant, and having an exercise price of $5.00 per share. On August 31, 2005, the Compensation Committee granted 15,000 stock options to one full time employee (not executive officer) of the Company and its subsidiaries, vesting immediately on date of grant, and having an exercise price of $4.96 per share.

On August 31, 2005 the Compensation Committee accelerated the vesting of all then outstanding stock options, and extended the exercise date of a stock option for an executive officer, primarily to avoid recognizing in its income statement approximately $1,874,000 in associated compensation expense in future periods, of which approximately $824,000 would have been recognized in fiscal year 2006 as a result of the adoption of SFAS No. 123R. Unvested stock options to purchase 979,173 shares, of which 100,000 are held by an executive officer, became exercisable as a result of the vesting acceleration. The Compensation Committee also extended the exercise date for vested stock options to purchase 197,500 shares held by another executive officer of the Company. The Company recorded approximately $138,000 non-cash compensation charge as a result of these actions, of which approximately $35,000 is related to the excess of the intrinsic value over the fair market value of the Company’s stock on the acceleration date of those options that would have been forfeited or expired unexercised had the vesting not been accelerated, and approximately $103,000 is related to the excess of the intrinsic value over the fair market value of the Company’s stock on the date of extension of the exercise date of those options that would have been forfeited or expired unexercised had the exercise date not been extended. In determining the forfeiture rates of the stock options, the Company reviewed the current employee turnover rate, the unvested options’ original life, time remaining to vest and whether these options were held by officers of the Company. The compensation charge will be adjusted in future period financial results as actual forfeitures are realized.

8. Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering substantially all employees of the Company and provides for voluntary contributions by these employees, subject to certain limits. The plan was effective June 1, 2001. The Company makes discretionary contributions to the plan. The Company’s contributions for fiscal years 2005, 2004 and 2003 were $80,068, $78,339 and $54,874, respectively.

9. Net Income Per Share

The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The shares outstanding for basic and diluted in 2005 and 2004 are the same, as an

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements—(Continued)

August 31, 2005

increase in the number of shares for dilution purposes would be anti-dilutive. The denominator for each period presented was determined as follows:

	Year Ended August 31,
	2005(1)	2004(1)	2003
Denominator:
Basic net income per share—weighted average shares outstanding	14,851,568	14,849,526	14,849,504
Effect of dilutive securities:
Common stock options—treasury stock method	—	—	714,713

Diluted net income per share—weighted average shares outstanding	14,851,568	14,849,526	15,564,217

(1)	Fully diluted shares would have been 14,924,578 and 15,161,523 for the years ended August 31, 2005 and 2004, respectively, if they had not been anti-dilutive.

10. Comprehensive Income (Loss)

Comprehensive income (loss) at August 31 is as follows:

	2005	2004	2003
Net Income (loss)	$(5,136,934)	$(1,608,260)	$20,887,323
Foreign currency translation adjustment, net of $19,615 taxes	38,075	—	—

Comprehensive income (loss)	$(5,098,859)	$(1,608,260)	$20,887,323

11. Accrued Liabilities

Accrued liabilities at August 31 is as follows:

	2005	2004
Payroll and related taxes	$958,501	$1,002,205
Lawsuit settlements and other related expenses	385,000	800,000
Property taxes	469,530	661,258
Payable to minority interest holder	350,969	350,969
Insurance premium payable	176,151	—
Accrued interest	110,246	55,099
Year-end accruals of expenses and other	1,040,302	2,043,285

Total accrued liabilities	$3,490,699	$4,912,816

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements—(Continued)

August 31, 2005

12. Commitments and Contingencies

Leases

As of August 31, 2005, the following assets are under capital lease obligations and included in property and equipment for medical:

Medical equipment	$620,111
Less accumulated amortization	(289,385)

$330,726

Amortization expense for assets recorded under capital leases is included in depreciation expense.

Future minimum payments, by year and in the aggregate, required under capital lease obligations and noncancellable operating leases for certain facilities and equipment consist of the following at August 31, 2005:

Year ending August 31	Capital Lease	Operating Leases
2006	$161,484	$1,517,476
2007	134,099	1,304,471
2008	—	988,049
2009	—	147,440
2010	—	112,712
Thereafter	—	97,875

	295,583	$4,168,023

Less imputed interest included in minimum lease payments	(17,204)

Present value of minimum lease payments	278,379
Less current portion	(148,086)

	$130,293

Total rent and lease expenses paid by the Company for the fiscal years 2005, 2004 and 2003 were approximately $2,156,000, $1,966,000 and $1,394,000, respectively.

Commitments for future additions to medical equipment were approximately $1,206,000 at August 31, 2005, which was guaranteed by the Company on behalf of its subsidiary in the normal course of business. In terms of the guarantee issued, if the Company’s subsidiary does not meet its commitment of purchasing the medical equipment and making the related payments, the Company will be liable to purchase the medical equipment for the same amount.

The Company, through its subsidiaries, also has agreements with outside organizations that offer marketing, pre-authorization and/or follow up support services to prospective orthopedic and/or bariatric patients in areas serviced by the Pasadena, Garland and Baton Rouge Facilities. These facilities receive bariatric and orthopedic referrals from these and other sources, and the organizations also refer clients to other area hospitals. Payments made under these agreements for the fiscal years 2005, 2004 and 2003 were $7,363,000, $6,430,000 and $6,002,000, respectively. Future minimum payments under these agreements for the following fiscal years are: 2006, $4,181,000 and 2007, $300,000.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements—(Continued)

August 31, 2005

The Company has contracts with doctors to manage various areas of the Company’s hospitals and other service agreements. Payments made under these agreements for the fiscal years ending August 31, 2005, 2004 and 2003 were $6,867,000, $5,476,000 and $1,776,000, respectively. Future minimum payments under the terms of these contracts and agreements for the following fiscal years are: 2006, $2,850,927; 2007, $639,031; 2008, $186,801; 2009, $12,854; and 2010, $2,142.

Risks and Uncertainties

The Company maintains various insurance policies that cover each of its facilities. Specifically, the Company has claims-made malpractice coverage for its West Houston Facility and occurrence coverage for its Pasadena and Garland Facilities. In Louisiana, the Company is a member of the Louisiana Patient Compensation Fund and purchases insurance through the Louisiana Patient Compensation Fund for medical malpractice. In addition, all physicians granted privileges at the Company’s facilities are required to maintain medical malpractice insurance coverage. The Company also maintains general liability and property insurance coverage for each facility, including flood coverage. The Company maintains workers’ compensation coverage for the Baton Rouge Facility, but does not currently maintain worker’s compensation coverage in Texas. In regard to the Employee Health Insurance Plan, the Company is self-insured with specific and aggregate re-insurance with stop-loss levels appropriate for the Company’s group size. Coverage is maintained in amounts management deems adequate.

A shareholder derivative action alleging breach of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment, Flory v. Chan, et al., H-02-3123, was brought in U.S. District Court for the Southern District of Texas in August 2002. In October 2004, the Court granted the Company’s motion to dismiss the action with prejudice against refiling, such dismissal being subject to the right of the plaintiffs to appeal. On July 21, 2005, the United States Fifth Circuit Court of Appeals affirmed the District Court decision, ending this lawsuit.

In the second quarter of 2004, eight class action lawsuits were filed in the United States District Court for the Southern District of Texas alleging federal securities law causes of action against the Company and various current and former officers and directors. The plaintiffs were persons who purchased shares of the Company’s common stock on the open market generally during the period of January 14, 2003 through December 18, 2003. Under the procedures of the Private Securities Litigation Reform Act, the Court consolidated the actions and appointed a lead plaintiff in the matter. An amended complaint was filed on June 30, 2004, asserting a class period of November 22, 2002, through December 19, 2003 and naming additional defendants, including Ernst & Young, LLP, the Company’s prior auditors. The amended complaint sought certification as a class action and alleged that the defendants violated Sections 10(b), 20(a), 20(A), and Rule 10b-5 under the Exchange Act by publishing materially misleading financial statements that did not comply with generally accepted accounting principles, making materially false or misleading statements or omissions regarding revenues and receivables, operations and financial results, and engaging in an intentional fraudulent scheme aimed at inflating the value of Dynacq’s stock. After the Company filed its Form 10-K for fiscal 2003 on July 30, 2004, the plaintiffs filed a Second Amended Consolidated Class Action Complaint on September 30, 2004. All defendants filed motions to dismiss the complaint. The plaintiffs voluntarily dismissed two of the former officers from the case. The Court dismissed the claims against one former officer and Ernst & Young, LLP, but denied the motions to dismiss of the Company and two current officers who were defendants. The Company and those two officers have filed a motion to reconsider the order and/or motion for leave to conduct an interlocutory appeal from the denial of their motions to dismiss. The Court has not ruled on this motion. In the meantime, the Company and the two current officers/directors filed an answer on September 30, 2005. The Company is vigorously defending against these

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements—(Continued)

August 31, 2005

claims. The Company cannot predict the ultimate outcome of the lawsuit or whether the lawsuit will have a material adverse affect on the Company’s financial condition.

In September 2003, a lawsuit, case number 598-564, was filed in the 24th Judicial District Court for the Parish of Jefferson, State of Louisiana, by Liljeberg Enterprises International, L.L.C. against Vista Hospital of Baton Rouge, LLC, d/b/a Vista Surgical Hospital (“VHBR”), Dynacq International, Inc., and Chiu M. Chan. On October 8, 2004, VHBR, an indirect majority-owned subsidiary of Dynacq, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas because, among other reasons, it was unable to pay the alleged damages sought by, and the costs of defending against, the lawsuit. On the date of VHBR’s bankruptcy filing, the lawsuit was removed to the United States District Court for the Eastern District of Louisiana. During the bankruptcy proceeding, VHBR continued to operate the Baton Rouge Facility and manage its property as a “debtor in possession” under the jurisdiction of the Bankruptcy Court. On March 18, 2005, the Bankruptcy Court approved a settlement among the parties pursuant to which a Dynacq affiliate paid $1.2 million to Liljeberg Enterprises, and all parties released each other and all of their affiliates from any claims, known or unknown. The confirmed plan of reorganization became effective on April 19, 2005, and the bankruptcy case was closed on August 4, 2005.

In August 2003, a lawsuit, cause number 2003-49810, was filed in the 133rd Judicial District, District Court of Harris County, Texas, by Regina Oliva, as representative of the person and estate of Nicolas Moreno et. al. against Vista Medical Center Hospital, Guy Rutledge Fogel, M.D., Jorge E. Jimenez, M.D., Jose Manuel Goldar, M.D., Betty Baker Tillman, C.R.N.A. and numerous other defendants including the Company and three subsidiaries, alleging in the eighth amended petition filed October 18, 2004 that plaintiff is owed damages for defendants’ negligence during Moreno’s spinal surgery of no more than $50 million for past and future physical pain and suffering and past and future medical expenses. In October 2005, the Company and its subsidiaries settled this lawsuit for $1 million. The settlement fully releases the Company and its subsidiaries from liability and prohibits the filing of any future claims relating to this matter. The Probate Court approved the settlement on November 1, 2005. The amount of the settlement was significantly less than the amount sought by the plaintiffs and is within the Company’s insurance policy limits, so the settlement will be paid in full directly by the insurance carrier.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our facility’s fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure.

13. Concentrations of Credit Risk and Fair Value of Financial Instruments

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash investments and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of FDIC and Securities Investor Protection Corporation (“SIPC”) insurance limits; however, management believes that these financial institutions are of high quality and the risk of loss is minimal. At August 31, 2005, the Company had cash balances in excess of the FDIC and SIPC limits of $4,123,187.

As is customary in the healthcare business, the Company has accounts receivable from various third-party payers. The Company does not request collateral from its customers and continually monitors its exposure for credit losses and maintains allowances for anticipated losses. Receivables from third -party payers are normally

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements—(Continued)

August 31, 2005

in excess of 90% of the total receivables at any point in time. The mix of gross receivables from self-pay patients and third-party payers at August 31, 2005 and 2004 is as follows:

	2005	2004
Workers’ compensation	14%	16%
Workers’ compensation subject to Medical Dispute Resolution process	70%	60%
Commercial	8%	10%
Medicare	2%	3%
Medicaid	—%	—%
Self-pay	2%	4%
Other	4%	7%

	100%	100%

We had one third-party payer (customer) who represented 11% of the Company’s gross revenue for the year ended August 31, 2005. We had another third-party payer (customer) who represented 13% of our gross receivables as of August 31, 2005. We had no major third-party payers (customers) representing greater than 10% of the Company’s revenue or receivables for the years ended August 31, 2004 or 2003.

The carrying amounts of cash and cash equivalents, current receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s short-term borrowings at August 31, 2005 and 2004, approximate their fair value.

14. China Project

On May 16, 2005, the DeAn Joint Venture, of which the Company owns a 70% equity interest, entered into land use agreements with the Chinese government to lease for a term of 50 years approximately 28.88 acres of government-owned land in Shanghai, China. The land is to be used for a hospital, the China Project, to be owned and operated by the DeAn Joint Venture.

In accordance with the Land Use Right Agreement, construction commenced in October 2005. If the hospital is not completed on or before November 16, 2008, the land authority will revoke the land use right without compensation to the DeAn Joint Venture and take over all constructions and fixtures on the land. The Company is required to make contributions to the DeAn Joint Venture currently of approximately $8.5 million before March 31, 2007. Approximately $4.3 million of such amount has been paid by the Company to the DeAn Joint Venture (including the $604,000 paid in December 2003), and an additional $2.1 million will be payable by Dynacq to the DeAn Joint Venture on each of March 31, 2006 and March 31, 2007.

The DeAn Joint Venture may apply to the Jiading Land Bureau for an extension upon the expiration of the land use right, provided that the joint venture has extended its business license over 50 years. If the extension for the land use right is approved by the Land Bureau, the joint venture will need to sign renewed land use right agreements and pay land premiums as required by the Land Bureau. If the joint venture does not apply for an extension of the land use right or the application is rejected, the land use right, as well as the buildings and other site equipment, would be taken back by the government without payment.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements—(Continued)

August 31, 2005

15. Quarterly Financial Data (reviewed)

	Quarters Ended
	November 30	February 28/29	May 31	August 31
2005
Revenues	$15,011,711	$14,037,040	$13,528,394	$12,697,716
Loss from operations(1)	(435,941)	(2,736,840)	(1,381,344)	(1,885,278)
Net loss	(277,174)	(1,662,005)	(913,182)	(2,284,573)
Basic net loss per common share	(0.02)	(0.11)	(0.06)	(0.16)
Diluted net loss per common share	(0.02)	(0.11)	(0.06)	(0.16)

2004
Revenues	$18,098,825	$16,867,680	$12,954,816	$14,928,057
Income (loss) from operations(2)	2,835,960	1,350,240	(1,921,116)	(3,917,605	)(3)
Income (loss) before extraordinary gain and cumulative effect of a change in accounting principle	1,276,739	881,910	(1,275,101)	(2,690,494)
Net income (loss)	1,463,609	881,910	(1,275,101)	(2,678,678)
Basic net income (loss) per common share before extraordinary gain and cumulative effect of a change in accounting principle	0.09	0.06	(0.09)	(0.18)
Diluted net income (loss) per common share before extraordinary gain and cumulative effect of a change in accounting principle	0.08	0.06	(0.09)	(0.18)

(1)	Loss from operations is primarily due to decreased net patient revenue in each quarter at all the facilities except the Garland Facility, and increased legal and other operating expenses associated with the bankruptcy filing of VHBR, especially in the second quarter of the 2005 fiscal year. The loss in the second quarter was higher also due to a $400,000 settlement expense related to the Liljeberg lawsuit and a $431,821 non-cash pre-tax compensation expense related to a former employee’s incentive stock options previously granted. Loss from operations in the fourth quarter includes a goodwill impairment charge of $582,547.
(2)	Sequential decline in income (loss) from operations is primarily due to a decrease in each quarter in net patient revenue at the Pasadena Facility, losses at the Garland Facility which began operations in November 2003 and increased legal and accounting fees.
(3)	Increase of loss from operations in the fiscal year 2004 fourth quarter is primarily due to reasons mentioned in footnote (2) above and also a $1.3 million impairment charge of the land in The Woodlands, Texas.

Dynacq Healthcare, Inc.

Schedule II—Valuation and Qualifying Accounts

For the Years Ended August 31, 2005, 2004 and 2003

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions(2)	Balance at End of Period
2005
Contractual allowances	$128,181,297	$—	$69,888,416	$(59,283,974)	$138,785,739
Allowance for uncollectible accounts(3)	1,201,765	466,417	—	—	1,668,182

2004
Contractual allowances	$98,162,339	$—	$65,374,813	$(35,355,855)	$128,181,297
Allowance for uncollectible accounts(3)	956,392	467,891	—	(222,518)	1,201,765

2003
Contractual allowances	$58,892,356	$—	$74,367,153	$(35,097,170)	$98,162,339
Allowance for uncollectible accounts(3)	443,505	512,887	—	—	956,392

(1)	The amounts charged to contractual allowance are 56%, 51% and 45% of gross billed charges for fiscal years 2005, 2004 and 2003, respectively.
(2)	Reflects adjustment to the contractual allowance upon receipt of cash and settlement of accounts receivable. When cash is received for a particular account receivable and the Company considers the cash payment to be the final settlement of the account balance, the gross receivable is eliminated and the contractual allowance is reduced by the difference between the gross receivable and the cash collected.
(3)	The Company currently estimates uncollectible accounts expense on a monthly basis of 1% of gross outpatient revenue. Through August 31, 2003, the Company made no charge offs against the allowance for uncollectible accounts, as historically all charge offs have been against the contractual allowance. During the fiscal year ended August 31, 2004, the Company charged $222,518 against the allowance for uncollectible accounts. During the fiscal year ended August 31, 2005, the Company made no charge offs against the allowance for uncollectible accounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Internal Control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of August 31, 2005. Based on that evaluation, we believe that, as of August 31, 2005, our internal control over financial reporting is effective.

Subsequent to the evaluation and through the date of this filing of Form 10-K for fiscal year 2005, there have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls. Previously noted weaknesses have been corrected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this Item 10 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2006 annual meeting to be filed on or before December 29, 2005.

Item 11.	Executive Compensation.

The information required by this Item 11 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2006 annual meeting to be filed on or before December 29, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2006 annual meeting to be filed on or before December 29, 2005.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2006 annual meeting to be filed on or before December 29, 2005.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2006 annual meeting to be filed on or before December 29, 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 38 of this Report.

(a)(2) Financial Statement Schedule: See Schedule II on Page 67 of this Report.

(a)(3) Exhibits. The following exhibits are to be filed as part of the annual report:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 3.1	Certificate of Incorporation, incorporated by reference to Exhibit B to the Definitive Information Statement filed October 21, 2003.

Exhibit 3.2	Bylaws, incorporated by reference to Exhibit C to the Definitive Information Statement filed October 21, 2003.

Exhibit 10.1	1995 Non-Qualified Stock Option Plan for Consultants and Non-Employee Directors, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year 1996.

+Exhibit 10.2	The Company’s Year 2000 Stock Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company’s Definitive Proxy Statement on Schedule 14A filed August 9, 2000.

Exhibit 10.3	Management Support and Marketing Agreement dated October 15, 2003 between the Company and Medical Multimedia Advertising, Inc. and Addendum thereto, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 10.4	WCMA Reducing Revolver Loan and Security Agreement No. 582-07653 dated as of May 18, 2001 between Dynacq International, Inc. and Merrill Lynch Business Financial Services, Inc., incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Exhibit 10.5	Amendment to Reducing Revolver and other Loan Documents, dated October 29, 2004, between the Company and Merrill Lynch Business Financial Services, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Exhibit 10.6	Assumption Agreement, dated October 29, 2004, between the Company and Merrill Lynch Business Financial Services, Inc., incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Exhibit 10.7	Amendment to Reducing Revolver and Other Loan Documents, dated February 1, 2005, between the Company and Merrill Lynch Business Financial Services, Inc., incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 7, 2005.

Exhibit 10.8	Letter Agreement dated April 28, 2005, between the Company and Merrill Lynch Business Financial Services, Inc. amending the Reducing Revolver and Other Loan Documents, incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 29, 2005.

Exhibit 10.9	Credit and Security Agreement dated May 27, 2005, between the Company and Merrill Lynch Business Financial Services, Inc., as a lender and as administrative agent for the lender parties thereto, incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 1, 2005.

Exhibit 10.10	Shanghai Assignment Agreement for Use Right of State-owned Land dated May 16, 2005, between Shanghai Jia Ding District Housing and Land Administrative Bureau and Shanghai DeAn Hospital (English translation), incorporated by reference to Exhibit 10.3 to the Form 10-Q for the fiscal quarter ended May 31, 2005.

Exhibit 10.11	Shanghai Land Confiscation & Relocation Compensation Agreement dated May 16, 2005, between Shanghai Jia Ding District Housing and Land Administration Bureau and Shanghai DeAn Hospital (English translation), incorporated by reference to Exhibit 10.4 to the Form 10-Q for the fiscal quarter ended May 31, 2005.

Exhibit 10.12	Form of Indemnification Agreement with various officers and directors of the Company, incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2004.

Exhibit 10.13	Cash Sale Agreement of raw land in Slidell, Louisiana dated January 23, 2004, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Exhibit 21.1	Listing of subsidiaries.

Exhibit 23.1	Consent of Killman, Murrell and Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynacq Healthcare, Inc.

Date: November 16, 2005	By:	/s/ Chiu M. Chan
Chiu M. Chan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chiu M. Chan Chiu M. Chan (Principal Executive Officer)	Chairman of the Board, CEO and President	November 16, 2005

/s/ Philip S. Chan Philip S. Chan (Principal Financial and Accounting Officer)	Director, Vice President—Finance, CFO, and Treasurer	November 16, 2005

/s/ Stephen L. Huber Stephen L. Huber	Director	November 16, 2005

/s/ Earl R. Votaw Earl R. Votaw	Director	November 16, 2005

Ping S. Chu	Director	November 16, 2005

/s/ James G. Gerace James G. Gerace	Director	November 16, 2005

EXHIBIT INDEX

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 2.1	Plan and Agreement of Merger dated October 3, 2003, among Dynacq Healthcare, Inc., a Delaware corporation, and Dynacq International, Inc., a Nevada corporation, incorporated by reference to Exhibit A to the Definitive Information Statement filed October 21, 2003.

Exhibit 3.1	Certificate of Incorporation, incorporated by reference to Exhibit B to the Definitive Information Statement filed October 21, 2003.

Exhibit 3.2	Bylaws, incorporated by reference to Exhibit C to the Definitive Information Statement filed October 21, 2003.

Exhibit 10.1	1995 Non-Qualified Stock Option Plan for Consultants and Non-Employee Directors, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year 1996.

+Exhibit 10.2	The Company’s Year 2000 Stock Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company’s Definitive Proxy Statement on Schedule 14A filed August 9, 2000.

Exhibit 10.3	Management Support and Marketing Agreement dated October 15, 2003 between the Company and Medical Multimedia Advertising, Inc. and Addendum thereto, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Exhibit 10.4	WCMA Reducing Revolver Loan and Security Agreement No. 582-07653 dated as of May 18, 2001 between Dynacq International, Inc. and Merrill Lynch Business Financial Services, Inc., incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Exhibit 10.5	Amendment to Reducing Revolver and other Loan Documents, dated October 29, 2004, between the Company and Merrill Lynch Business Financial Services, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Exhibit 10.6	Assumption Agreement, dated October 29, 2004, between the Company and Merrill Lynch Business Financial Services, Inc., incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Exhibit 10.7	Amendment to Reducing Revolver and Other Loan Documents, dated February 1,2005, between the Company and Merrill Lynch Business Financial Services, Inc., incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 7, 2005.

Exhibit 10.8	Letter Agreement dated April 28, 2005, between the Company and Merrill Lynch Business Financial Services, Inc. amending the Reducing Revolver and Other Loan Documents, incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 29,2005.

Exhibit 10.9	Credit and Security Agreement dated May 27, 2005, between the Company and Merrill Lynch Business Financial Services, Inc., as a lender and as administrative agent for the lender parties thereto, incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 1, 2005.

Exhibit 10.10	Shanghai Assignment Agreement for Use Right of State-owned Land dated May 16, 2005, between Shanghai Jia Ding District Housing and Land Administrative Bureau and Shanghai DeAn Hospital (English translation), incorporated by reference to Exhibit 10.3 to the Form 10-Q for the fiscal quarter ended May 31, 2005.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 10.11	Shanghai Land Confiscation & Relocation Compensation Agreement dated May 16, 2005, between Shanghai Jia Ding District Housing and Land Administration Bureau and Shanghai DeAn Hospital (English translation), incorporated by reference to Exhibit 10.4 to the Form
10-Q for the fiscal quarter ended May 31, 2005.

Exhibit 10.12	Form of Indemnification Agreement with various officers and directors of the Company, incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2004.

Exhibit 10.13	Cash Sale Agreement of raw land in Slidell, Louisiana dated January 23, 2004, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Exhibit 21.1	Listing of subsidiaries.

Exhibit 23.1	Consent of Killman, Murrell and Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.