Form 10-Q
period 2005-11-30
DYNACQ HEALTHCARE INC
filed 2006-01-17
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐                     Accelerated filer    ☐                     Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 28, 2005, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 14,851,568.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors
Dynacq Healthcare, Inc.
Houston, Texas

We have reviewed the consolidated balance sheet of Dynacq Healthcare, Inc., as of November 30, 2005, and the related consolidated statements of operations and cash flows for the three-month periods ended November 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with United States generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dynacq Healthcare, Inc., as of August 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated November 4, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Killman, Murrell & Company, P.C.
Killman, Murrell & Company, P.C.
Houston, Texas

January 11, 2006

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	November 30, 2005	August 31, 2005
	(Reviewed)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,428,854	$3,337,835
Current portion of accounts receivable, net of contractual allowances of approximately $58,235,000 and $56,450,000 and allowances for uncollectible accounts of approximately $703,000 and $679,000 at November 30, 2005 and August 31, 2005, respectively	9,854,900	9,710,518
Accounts receivable - other	503,780	673,463
Inventories	1,965,403	2,049,091
Prepaid expenses	700,772	789,360
Deferred tax assets	—	223,201
Income taxes receivable	2,624,984	2,656,984

Total current assets	19,078,693	19,440,452
Property and equipment, net	37,132,487	38,563,626
Long-term portion of accounts receivable, net of contractual allowances of approximately $90,683,000 and $82,336,000 and allowances for uncollectible accounts of approximately $1,095,000 and $990,000 at November 30, 2005 and August 31, 2005, respectively	15,346,053	14,163,469
Asset held for sale	428,649	—
Other assets	283,755	290,790

Total assets	$72,269,637	$72,458,337

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	November 30, 2005	August 31, 2005
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,774,195	$3,832,956
Accrued liabilities	4,382,274	3,490,699
Notes payable	5,920,237	4,517,243
Current taxes payable	75,452	111,387
Current portion of capital lease obligations	150,446	148,086

Total current liabilities	14,302,604	12,100,371
Non-current liabilities:
Deferred tax liabilities	—	852,494
Long-term portion of capital lease obligations	91,785	130,293

Total liabilities	14,394,389	13,083,158

Minority interests	656,871	657,577

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 14,851,568 shares issued at November 30, 2005 and at August 31, 2005	14,852	14,852
Additional paid-in capital	11,688,583	11,688,583
Accumulated other comprehensive income	38,075	38,075
Retained earnings	45,476,867	46,976,092

Total stockholders’ equity	57,218,377	58,717,602

Total liabilities and stockholders’ equity	$72,269,637	$72,458,337

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Reviewed)

	Three months ended November 30,
	2005	2004
Net patient service revenue	$11,973,116	$15,011,711

Costs and expenses:
Compensation and benefits	3,931,264	4,686,560
Medical services and supplies	2,395,832	2,694,195
Other operating expenses	6,379,609	6,895,445
Provision for uncollectible accounts	130,766	114,516
Loss on disposal of assets	228,569	—
Depreciation and amortization	1,012,382	1,056,936

Total costs and expenses	14,078,422	15,447,652

Loss from operations	(2,105,306)	(435,941)

Other income (expense):
Rent and other income	68,973	132,975
Interest income	5,404	10,136
Interest expense	(98,295)	(76,646)

Total other income (expense), net	(23,918)	66,465

Loss before income taxes and minority interests	(2,129,224)	(369,476)
Income tax benefit	629,293	27,644
Minority interest in loss	706	64,658

Net loss	$(1,499,225)	$(277,174)

Net loss per common share - basic	$(0.10)	$(0.02)

Net loss per common share - diluted	$(0.10)	$(0.02)

Weighted average common shares—basic	14,851,568	14,851,568

Weighted average common shares—diluted	14,851,568	14,851,568

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Three months ended November 30,
	2005	2004
Cash flows from operating activities
Net loss	$(1,499,225)	$(277,174)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,012,382	1,056,936
Provision for uncollectible accounts	130,766	114,516
Deferred income taxes	(629,293)	(141,778)
Minority interests in loss	(706)	(64,658)
Stock options issued for compensation	—	(2,241)
Loss on disposal of assets	228,569	—
Deferred stock compensation amortization	—	45,450
Changes in operating assets and liabilities:
Accounts receivable	(1,431,873)	300,278
Inventories	83,688	30,362
Prepaid expenses	88,588	127,615
Income taxes receivable	32,000	1,689,950
Other assets	4,535	(22,088)
Cash overdrafts	—	(622,375)
Accounts payable	(58,761)	(362,165)
Accrued liabilities	891,575	504,651
Income taxes payable	(35,935)	74,922

Net cash (used in) provided by operating activities	(1,183,690)	2,452,201

Cash flows from investing activities
Purchase of property and equipment	(235,961)	(737,254)
Accrued liabilities related to purchase of property and equipment	—	692,765
Purchase of accounts receivable – other	—	(244,000)
Collections on purchased accounts receivable - other	143,824	63,596

Net cash used in investing activities	(92,137)	(224,893)

Cash flows from financing activities
Payments on notes payable	—	(123,321)
Proceeds from notes payable	1,402,994	—
Payments on capital leases	(36,148)	(33,939)
Distributions to minority interest holders	—	(84,750)
Sale of minority interests	—	200,000

Net cash provided by (used in) financing activities	1,366,846	(42,010)

Net increase in cash	91,019	2,185,298
Cash at beginning of period	3,337,835	5,537,776

Cash at end of period	$3,428,854	$7,723,074

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$82,985	$64,870

Income taxes	$35,935	$4,488

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

November 30, 2005

(reviewed)

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $3.8 million and $4.1 million for the quarters ended November 30, 2005 and 2004, respectively. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2005. Operating results for the quarter ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ending August 31, 2006.

The Company is a holding company and through its subsidiaries and its affiliates operates in one line of business. Its strategy is to develop and operate general acute care hospitals that provide principally specialized general surgeries. The Company manages these hospitals on an individual basis. The hospitals’ economic characteristics, nature of their operations, regulatory environment in which they operate and the way in which they are managed are all similar. Accordingly, the Company aggregates its hospitals into a single reportable segment as that term is defined by Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures About Segments of an Enterprise and Related Information.”

General

As of November 30, 2005, the Company operated two facilities in the Houston metropolitan area (Pasadena and West Houston Facilities), and one each in the Dallas-Fort Worth area (Garland Facility) and in Baton Rouge (Baton Rouge Facility). The construction of the hospital in China commenced in October 2005, and there were no operations in China for the fiscal quarter ended November 30, 2005.

Asset Held for Sale

The Company has made the decision to sell the assets related to its West Houston Facility, since the operations of this outpatient center does not fit its core business strategy. The assets related to this facility have been classified as “Asset held for sale”.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant of the Company’s estimates is the determination of revenue to recognize for the services the Company provides and the determination of the contractual allowance. See “Revenue Recognition” below for further discussion. Actual results could differ materially from those estimates used in the preparation of these financial statements.

Stock Based Compensation

The Company’s 1995 Non-Qualified Stock Option Plan and the Year 2000 Stock Incentive Plan (the “Plans”) provide for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 6,000,000 shares of common stock for future issuance under the Plans. As of November 30, 2005, there remain 3,002,296 shares which can be issued under the Plans, after giving effect to stock splits and shares issued under the Plans. All awards previously granted to employees under the Plans have been stock options, primarily intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”). The Plans also permit stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

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

For the quarter ended November 30, 2005, there were no equity-based compensation awards granted. Generally, options granted become exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after ten years. All of the outstanding stock options are vested as of August 31, 2005. The following table summarizes the stock option activities for the quarter ended November 30, 2005 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, August 31, 2005	1,491	$5.27	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired or canceled	(67)	4.90	—	—

Outstanding, November 30, 2005	1,424	$5.29	—	—

Additional information relating to the Plans at November 30, 2005 and August 31, 2005 is as follows (in thousands):

	November 30, 2005	August 31, 2005
Options exercisable	1,424	1,491
Options available for grant and reserved common stock shares for stock option plans	3,002	2,935

Beginning in the fiscal year 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments” on a modified prospective transition method to account for its employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested equity awards are recognized as compensation expense in the income statement, and prior period results are not restated. Since all of the outstanding stock options were vested as of August 31, 2005, there was no impact on the financials of the Company as a result of the adoption.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) that provided the Staff’s views regarding valuation of share-based payments pursuant to SFAS No. 123(R). With respect to volatility, SAB No. 107 clarified that there is not a particular method of estimating volatility. SAB No. 107 also provided certain “simplified” method for determining expected life in valuing stock options. To the extent that an entity cannot rely on its historical exercise data to determine the expected life, SAB No. 107 has prescribed a simplified “plain-vanilla” formula. The Company has issued stock options having ten-year expiration with generally a four-year annual vesting term. The Company applied SAB No. 107 “plain-vanilla” method for determining the expected life.

Had the Company accounted for stock-based compensation plans using the fair value based accounting method described by SFAS No. 123 for the periods prior to fiscal year 2006, the Company’s diluted net income per common share–basic and diluted for the quarter ended November 30, 2004, would have approximated the following:

2004
Net loss as reported	$(277,174)
Add: stock-based compensation costs included in reported net income, net of taxes	29,543
Deduct: stock based compensation costs, net of taxes under SFAS 123	(141,834)

Pro forma net loss	$(389,465)

Per share information:
Basic, as reported	$(0.02)
Basic, pro forma	(0.03)
Diluted, as reported	(0.02)
Diluted, pro forma	(0.03)

On August 31, 2005 the Compensation Committee accelerated the vesting of all then outstanding stock options, and extended the exercise date of a stock option for an executive officer, primarily to avoid recognizing in its income statement approximately $1,874,000 in associated compensation expense in future periods, of which approximately $824,000 would have been recognized in fiscal year 2006 as a result of the adoption of SFAS No. 123(R). Unvested stock options to purchase 979,173 shares, of which 100,000 are held by an executive officer, became exercisable as a result of the vesting acceleration. The Compensation Committee also extended the exercise date for vested stock options to purchase 197,500 shares held by another executive officer of the Company. The Company recorded approximately $138,000 non-cash compensation charge as a result of these actions, of which approximately $35,000 is related to the excess of the intrinsic value over the fair market value of the Company’s stock on the acceleration date of those options that would have been forfeited or expired unexercised had the vesting not been accelerated, and approximately $103,000 is related to the excess of the intrinsic value over the fair market value of the Company’s stock on the date of extension of the exercise date of those options that would have been forfeited or expired unexercised had the exercise date not been extended. In determining the forfeiture rates of the stock options, the Company reviewed the current employee turnover rate, the unvested options’ original life, time remaining to vest and whether these options were held by officers of the Company. The compensation charge will be adjusted in future period financial results as actual forfeitures are realized. For the quarter ended November 30, 2005, there were no material changes in actual forfeitures from estimates.

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

Revenue Recognition Policy

Historically, the Company has not participated in managed care contracts. However, during the quarter ended November 30, 2005, the Company began participation in certain managed care contracts and anticipates entering into additional contracts in the future. The Company records revenue pursuant to the following policy. The Company has established billing rates for its medical services which it bills as gross revenue as services are delivered. Gross billed revenues are then reduced by the Company’s estimate of the discount (contractual allowance) to arrive at net patient service revenues. Net patient service revenues are based on historical cash collections as discussed below and may not represent amounts ultimately expected to be collected. At such time as the Company can determine that ultimate collections have exceeded or have been less than the revenue recorded on a group of accounts, additional revenue or reduction in revenue is recorded.

Contractual Allowance

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis to gross billed revenue on a case-by-case basis by operating facility. This ratio of cash collections to billed services is then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for the three months ended November 30, 2005 and 2004:

	2005	2004
Gross billed charges	$28,673,709	$32,913,501
Contractual allowance	16,700,593	17,901,790

Net revenue	$11,973,116	$15,011,711

Contractual allowance percentage	58%	54%

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. The estimated accounts receivable not expected to be collected within twelve months of the balance sheet date have been shown as long-term receivables and represent receivables in the Medical Dispute Resolution (“MDR”) process and legal third-party financial class. The contractual allowance is provided as revenue is recognized. At each balance sheet date management reviews the accounts receivables for collectibility. If after the review management believes certain receivables are uncollectible, the receivables are written down to the expected collectible amount.

The contractual allowance stated as a percentage of gross receivables at the balance sheet dates is larger than the contractual allowance percentage used to reduce gross billed charges due to the application of partial cash collections to the outstanding gross receivable balances, without any adjustment being made to the contractual allowance. The contractual allowance amounts netted against gross receivables are not adjusted until such time as the final collections on an individual receivable are recognized.

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

The MDR process is an established reimbursement resolution process available to providers of healthcare services under the regulations guiding reimbursement for services provided to injured workers in the state of Texas. Accounts generally do not become subject to the MDR process prior to being outstanding for at least 90 days subsequent to patient discharge. For medical services provided to injured workers in the state of Texas, the MDR process is specifically based upon the administrative and statutory regulations promulgated by the Texas Labor Code, the Texas Administrative Code, and the Texas Insurance Code.

The Company has a significant number of reimbursement disputes where the MDR decision was unsatisfactory to either the insurance carrier or us, and these decisions have subsequently been appealed to the Texas State Office of Administrative Hearings (“SOAH”) or district court. These disputes fall loosely into categories of disputes over either inpatient services or outpatient services. Except for a small percentage of the inpatient disputes involving the stop-loss methodology, all of the inpatient cases were abated but will be heard beginning in April 2006. A small percentage of the inpatient disputes involving the stop-loss reimbursement methodology set forth in the Acute In-Patient Hospital Fee Guideline, were consolidated by an administrative law judge (“ALJ”) into one case in which a trial on certain threshold legal issues was held before the ALJ in April 2005. An “Order Regarding Threshold Legal Issues” was handed down on November 22, 2005; however, a final decision in this consolidated case has not yet been issued, and the Company cannot predict the timing or the outcome of that decision or the appeals that may follow. It is possible that any decision in this consolidated case may be appealed to state district court and possibly the appellate courts.

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

Allowance for Uncollectible Accounts

The Company has estimated uncollectible accounts expense as 1% of gross outpatient revenue. The Company normally makes no charge offs against allowance for collectible accounts, as historically all charge offs have been against the contractual allowance.

Minority Interests

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 2.14% to 10% at November 30, 2005).

Contingencies

The Company maintains various insurance policies that cover each of its facilities. Specifically, the Company has claims-made malpractice coverage for its West Houston Facility and has occurrence coverage for its Pasadena and Garland Facilities. In Louisiana, the Company is a member of the Louisiana Patient Compensation Fund and purchases insurance through the Louisiana Patient Compensation Fund for medical malpractice. In addition, all physicians granted privileges at the Company’s facilities are required to maintain medical malpractice insurance coverage. The Company also maintains general liability and property insurance coverage for each facility, including flood coverage. The Company maintains workers’ compensation coverage for the Baton Rouge Facility, but does not currently maintain workers’ compensation coverage in Texas. In regard to the Employee Health Insurance Plan, the Company is self-insured with specific and aggregate re-insurance with stop-loss levels appropriate for the Company’s group size. Coverage is maintained in amounts management deems adequate.

In the second quarter of 2004, eight class action lawsuits were filed in the United States District Court for the Southern District of Texas alleging federal securities law causes of action against the Company and various current and former officers and directors. The plaintiffs were persons who purchased shares of the Company’s common stock on the open market generally during the period of January 14, 2003 through December 18, 2003. Under the procedures of the Private Securities Litigation Reform Act, the Court consolidated the actions and appointed lead plaintiffs in the matter. An amended complaint was filed on June 30, 2004, asserting a class period of November 27, 2002, through December 19, 2003 and naming additional defendants, including Ernst & Young, LLP, the Company’s prior auditors. The amended complaint sought certification as a class action and alleged that the defendants violated Sections 10(b), 20(a), 20(A), and Rule 10b-5 under the Exchange Act by publishing materially misleading financial statements that did not comply with generally accepted accounting principles, making materially false or misleading statements or omissions regarding revenues and receivables, operations and financial results, and engaging in an intentional fraudulent scheme aimed at inflating the value of Dynacq’s stock. After the Company filed its Form 10-K for fiscal 2003 on July 30, 2004, the plaintiffs filed a Second Amended Consolidated Class Action Complaint on September 30, 2004. All defendants filed motions to dismiss the complaint. The plaintiffs voluntarily dismissed two of the former officers from the case. The Court dismissed the claims against one former officer and Ernst & Young, LLP, but denied the motions to dismiss of the Company and two current officers who are defendants. The Company and those two officers have filed a motion to reconsider the order and/or motion for leave to conduct an interlocutory appeal from the denial of their motions to dismiss. The Court has not ruled on this motion. In the meantime, the Company and the two current officers/directors filed an answer on September 30, 2005. The Company is vigorously defending against these claims. The Company cannot predict the ultimate outcome of the lawsuit or whether the lawsuit will have a material adverse affect on the Company’s financial condition.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our facility’s fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Revenue Recognition – Accounts Receivable, as well as Business – Government Regulation – Texas and Louisiana Workers’ Compensation Systems and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue Recognition – Accounts Receivable in our Form 10-K for the fiscal year ended August 31, 2005, for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Such forward-looking statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the risks and uncertainties described in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2005. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You must read the following discussion of the results of our business and our operations and financial condition in conjunction with our reviewed consolidated financial statements, including the notes, included in this quarterly report on Form 10-Q and our audited consolidated financial statements, including the notes, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

Executive Summary

During the fiscal quarter ended November 30, 2005, we continued to experience a decline in our results of operations. Although we were, and continue to be, actively engaged in efforts to recruit new physicians to the staff at each facility in an effort to increase the number of procedures, such efforts have been hampered by factors outside the Company’s control, including competition for specialized surgeons. We commenced our new bariatric programs at each facility and continue to concentrate on orthopedic surgeries, as well as other types of procedures, to increase our utilization rate. Even though our Pasadena Facility experienced an increase in procedures, such increase was in outpatient procedures that typically have a lower reimbursement rate than inpatient procedures. We have continued to seek reductions in operating expenses at each facility. Further, the delays caused by the reimbursement procedures associated with the MDR process have increased our collection costs and legal expenses related to the collection process. If we are not able to continue to reduce operating costs and increase the results of our marketing programs at each of the facilities, we may, but most likely will, continue to incur losses for the second quarter of fiscal 2006.

Net Patient Service Revenues

Net patient service revenues declined $3,038,595 from the first fiscal quarter of 2005, primarily as a result of an overall decline in the number of procedures performed at the Baton Rouge and Garland Facilities, as well as a decline in the net patient service revenue per case at the Pasadena and Baton Rouge Facilities. In the quarter ended November 30, 2005, the Pasadena Facility performed more procedures than in the quarter ended November 30, 2004, but these procedures were in outpatient procedures typically having a lower reimbursement rate than inpatient procedures. Although the Garland Facility had a decrease in the number of procedures, the net patient service revenue per case increased as a result of the performance of more complicated cases with higher reimbursement rates.

Costs and Expenses

Costs and expenses declined as the Company continued to make a concerted effort to reduce employee costs and expenses as well as other operating expenses. However, additional time is required to continue to implement these cost cutting measures and reduce fixed overhead and operating expenses before a significant effect on our earnings might be recognized.

Marketing

The Pasadena and Baton Rouge Facilities began new bariatric or weight control programs in the first quarter of fiscal 2006 and the Garland Facility in the second quarter of fiscal 2006, to replace the former bariatric programs at those facilities and to reduce costs associated with the outside vendor programs. These programs are too new for the Company to predict whether they will be successful or what their financial impact will be on the Company.

Accounts Receivable

Historically the Company has not participated in managed care contracts. However, the Company began participation in certain managed care contracts in the first quarter of fiscal 2006 and anticipates entering into additional contracts in the future.

Our accounts receivable are larger and older than those of typical healthcare companies because of our pursuit of additional reimbursements through the MDR process. The MDR system changed significantly as of September 1, 2005. Please see Accounts Receivable in our Notes to Consolidated Financial Statements, as well as Accounts Receivable in our Form 10-K for the fiscal year ended August 31, 2005 for a more complete discussion. The delays caused by the unexpected and extended reimbursement process have increased our collection costs, including legal fees and expenses associated with collection and reimbursement activities.

Update on Marketing

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

The Pasadena and Baton Rouge Facilities began new bariatric or weight control programs in the first quarter of fiscal 2006 and the Garland Facility in the second quarter of fiscal 2006, to replace the former bariatric programs at those facilities and to reduce costs associated with the outside vendor programs. Our new programs provide or contract for marketing, pre-authorization and follow up support services to prospective bariatric patients in areas serviced by the Pasadena, Garland or Baton Rouge Facilities. These programs are too new for the Company to predict whether they will be successful or what their financial impact will be on the Company.

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended November 30, 2005. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2005.

Results of Operations

	Three months ended November 30,
	2005	Percentage	2004	Percentage
Net patient service revenue	$11,973,116	100%	$15,011,711	100%

Costs and expenses:
Compensation and benefits	3,931,264	33	4,686,560	31
Medical services and supplies	2,395,832	20	2,694,195	18
Other operating expenses	6,379,609	53	6,895,445	46
Provision for uncollectible accounts	130,766	1	114,516	1
Loss on disposal of assets	228,569	2	—	—
Depreciation and amortization	1,012,382	9	1,056,936	7

Total costs and expenses	14,078,422	118	15,447,652	103

Loss from operations	(2,105,306)	(18)	(435,941)	(3)

Loss before income taxes and minority interests	(2,129,224)	(18)	(369,476)	(2)
Income tax benefit	629,293	5	27,644	—
Minority interest in loss	706	—	64,658	—

Net loss	$(1,499,225)	(13)%	$(277,174)	(2)%

Operational statistics (Number of medical procedures) (1) :
Inpatient:
Bariatrics	119		125
Orthopedics	93		231
Other	36		43

Total inpatient procedures	248		399
Outpatient:
Orthopedics	102		132
Other	659		652

Total outpatient procedures	761		784

Total procedures	1,009		1,183

(1)	For the quarter ended November 30, 2004, certain reclassifications have been made between Bariatrics/Orthopedics/Other to properly reflect the type of procedure.

Three Months Ended November 30, 2005 Compared to the Three Months Ended November 30, 2004

Net patient service revenue decreased by $3,038,595 or 20% from $15,011,711 to $11,973,116, and total surgical cases decreased by 15% from 1,183 cases to 1,009 cases for the quarters ended November 30, 2004 and

2005, respectively. Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase/(decrease) from 2004 to 2005
Facility	Net patient service revenue	Cases
Pasadena	(11)%	25%
Baton Rouge	(49)	(11)
Garland	(4)	(46)
Overall	(20)	(15)

The net patient service revenue per case declined $824 or 6% from $12,690 in 2004 to $11,866 in 2005. Although the number of procedures at the Pasadena Facility increased, the decline in net patient service revenue per case was the result of the increased number of outpatient cases at the Pasadena Facility that typically have a lower average reimbursement per procedure as compared to a decrease in the number of inpatient cases at such facility. Further, decreases at the Baton Rouge Facility were due to a change in the surgical mix of cases, where the net revenue per case this quarter was lower as compared to the same period last year. However, the net patient service revenue per case increased at the Garland Facility that performed more complicated cases with higher average revenues per procedure.

Total costs and expenses decreased by $1,369,230 or 9% from $15,447,652 in 2004 to $14,078,422 in 2005. The following discusses the various changes in costs and expenses:

•	Compensation and benefits declined $755,296 or 16%. The Company made a concerted effort to reduce employee costs and expenses to match the decline in revenue.

•	Medical services and supplies expenses decreased $298,363 or 11%, while the number of surgery cases decreased 20%. The increase in medical services and supplies expense per case was due to higher prices paid for medical supplies.

•	Other operating expenses decreased by $515,836 or 7%. The Company continues to make efforts to reduce other operating expenses to match the decline in revenue. However, due to fixed overhead and operating expense, as well as time required to implement cost cutting measures, the decline in operating expenses did not match the decline in revenue.

Although we have been actively engaged in efforts to recruit new physicians to the staff at each facility in an effort to increase the number of procedures, those efforts have not yet resulted in an increase in revenues, and we do not currently expect our financial results to improve dramatically in the near future. Any failure to attract and retain on the staffs of our hospitals physicians whose referrals would result in the increase of procedures could have an adverse impact on our financial condition. If we are not able to continue to reduce operating costs and increase the utilization of our facilities through our new bariatric programs and similar efforts, we may, but most likely will, continue to incur losses for the second quarter of fiscal 2006.

Liquidity and Capital Resources

Our 2005 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Total cash flow used in operating activities was $1,183,690 during the period ended November 30, 2005, primarily due to increase in accounts receivable.

Cash flow from investing activities

Total cash flow used in investing activities was $92,137 during the current period.

Cash flow from financing activities

Total cash flow from financing activities was $1,366,846 during the current period. During the quarter ended November 30, 2005, the Company borrowed an additional net $1.4 million under its line of credit.

The Company had working capital of $4,776,089 as of November 30, 2005, and maintained a liquid position by a current ratio of approximately 1.33 to 1.

The Company and certain of its subsidiaries on May 27, 2005 entered into a Credit and Security Agreement (the “Credit Agreement”) with Merrill Lynch Capital for a new five-year revolving credit facility for up to $10 million, subject to a borrowing base based on eligible accounts receivable and further subject to a $2 million reserve until satisfaction of certain conditions, all resulting in an availability of $5.9 million at the date of closing. The Company had $5.3 million drawn under the Credit Agreement as of November 30, 2005. The Company’s obligations are secured by a first priority security interest in all existing and future accounts receivable and accounts receivable-related items, other assets and deposit accounts of certain subsidiaries, a pledge of 75% of equity interest in the operating entities of the Garland and Pasadena Facilities and a negative pledge for the equity interests in the Company and other subsidiaries. The real estate holding subsidiaries of Dynacq are not borrowers under the Credit Agreement, and their real estate and equipment assets are not pledged to secure the obligations under such facility.

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

As of January 11, 2006, the Company had approximately a $2 million cash balance, after a net decrease in cash from operating activities. The Company paid down $0.7 million in the second quarter to date and has an additional $2.9 million availability under the Credit Agreement. The availability of borrowings under our Credit Agreement is subject to various conditions as mentioned above.

We believe we will be able to meet our ongoing liquidity and cash needs through the combination of available cash, cash flow from operations, proceeds from sales of assets, and borrowings under our Credit Agreement.

Recent Accounting Pronouncements

On October 18, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard No. 123(R)-2 (“FSP FAS No. 123(R)-2”). FSP FAS No. 123(R)-2 provides guidance on the application of grant date as defined in FASB Statement No. 123(R), “Share-Based Payment”. As a practical accommodation, in determining the grant date of an award, assuming all other criteria in the grant date definition have been met, FSP FAS No. 123(R)-2 provides that a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements (that is, by the Board, Compensation Committee, or management with the relevant authority) if both of the following conditions are met:

•	The award is a unilateral grant and, therefore, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer.

•	The key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval.

The guidance in this FSP is effective upon initial adoption of SFAS No. 123(R) or if an entity has adopted SFAS No. 123(R) prior to the issuance of this FSP and did not apply the provisions of FSP FAS 123(R)-2, this FSP will be effective in the first reporting period after October 18, 2005, the date the FSP was posted to the FASB website. We have applied the provisions under FSP FAS 123(R)-2 in accounting for our equity awards as of September 1, 2005, the start of our fiscal year 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to the Company’s operations result primarily from changes in interest rates as well as credit risk concentrations. Except for the capital contributions of approximately $4.3 million to the DeAn Joint Venture (including the approximately $604,000 deposit for the lease of land in Shanghai, China), and the future required contributions of $2.1 million payable in each of March 31, 2006 and 2007 for that project, the majority of which are in local currency, all of the Company’s contracts are denominated in US dollars and, therefore, the Company has no significant foreign currency risk.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on funded debt. The Company had drawn approximately $5.3 million as of November 30, 2005 from its five-year revolving credit facility. The balance owed under the facility as of January 11, 2006 was approximately $4.9 million. Borrowings under the facility bear interest at variable rates based on the LIBOR rate plus 2.85%. Based on the amount outstanding, a 100 basis point change in the applicable interest rates would not have a material impact on the Company’s annual cash flow or income.

The Company’s cash and cash equivalents are invested in money market accounts. Accordingly, the Company is subject to changes in market interest rates. However, the Company does not believe a change in these rates would have a material adverse effect on the Company’s operating results, financial condition and cash flows. There is an inherent roll-over risk on these funds as they accrue interest at current market rates. The extent of this risk is not quantifiable or predictable due to the variability of future interest rates.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of November 30, 2005. Based on that evaluation, we believe that, as of November 30, 2005, our internal control over financial reporting is effective.

Subsequent to the evaluation and through the date of this filing of Form 10-Q for fiscal quarter ending November 30, 2005, there have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the second quarter of 2004, eight class action lawsuits were filed in the United States District Court for the Southern District of Texas alleging federal securities law causes of action against the Company and various current and former officers and directors. The plaintiffs were persons who purchased shares of the Company’s common stock on the open market generally during the period of January 14, 2003 through December 18, 2003. Under the procedures of the Private Securities Litigation Reform Act, the Court consolidated the actions and appointed lead plaintiffs in the matter. An amended complaint was filed on June 30, 2004, asserting a class period of November 27, 2002, through December 19, 2003 and naming additional defendants, including Ernst & Young, LLP, the Company’s prior auditors. The amended complaint sought certification as a class action and alleged that the defendants violated Sections 10(b), 20(a), 20(A), and Rule 10b-5 under the Exchange Act by publishing materially misleading financial statements that did not comply with generally accepted accounting principles, making materially false or misleading statements or omissions regarding revenues and receivables, operations and financial results, and engaging in an intentional fraudulent scheme aimed at inflating the value of Dynacq’s stock. After the Company filed its Form 10-K for fiscal 2003 on July 30, 2004, the plaintiffs filed a Second Amended Consolidated Class Action Complaint on September 30, 2004. All defendants filed motions to dismiss the complaint. The plaintiffs voluntarily dismissed two of the former officers from the case. The Court dismissed the claims against one former officer and Ernst & Young, LLP, but denied the motions to dismiss of the Company and two current officers who are defendants. The Company and those two officers have filed a motion to reconsider the order and/or motion for leave to conduct an interlocutory appeal from the denial of their motions to dismiss. The Court has not ruled on this motion. In the meantime, the Company and the two current officers/directors filed an answer on September 30, 2005. The Company is vigorously defending against these claims. The Company cannot predict the ultimate outcome of the lawsuit or whether the lawsuit will have a material adverse affect on the Company’s financial condition.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our facility’s fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Revenue Recognition – Accounts Receivable, as well as Business – Government Regulation – Texas and Louisiana Workers’ Compensation systems and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue Recognition – Accounts Receivable in our Form 10-K for the fiscal year ended August 31, 2005, for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 1A. Risk Factors.

Our 2005 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

We may not be successful in our newly created bariatric programs.

In the first quarter of fiscal 2006, we implemented new bariatric or weight control programs at the Pasadena and Baton Rouge Facilities and in the second quarter of fiscal 2006 at the Garland Facility. Our new programs replaced outside vendor programs at each of these facilities. These newly implemented programs have placed, and will continue to place, increased demands on our management, operational and financial information systems and other resources. These newly implemented programs may incur losses during the early stages of operation and, unless and until their caseloads grow, may experience lower total revenues and operating margins. If we are not able to be successful and increase the results of our bariatric programs at each of the facilities, our ability to increase revenues and earnings through these programs would be impaired.

Our revenues could decrease due to a reduction in payments from third-party payers, a shift in the surgical mix and/or other circumstances over which we have no control.

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

Historically, the Company has not participated in managed care contracts. However, the Company has begun participation in certain managed care contracts and anticipates entering into additional managed care contracts in the future. If we are unable to obtain favorable managed care contracts or if we are excluded from participation in a managed care contract at our facilities, the result could be a reduction in patient volume and/or a reduction in the reimbursement rate for the procedure performed.

Further, complicated reimbursement rules that are subject to interpretation may subject us to denials of payment for services provided or to recoupments of payments already received. We have no control over the number of patients that are referred to our facilities annually or whether such patients will be admitted as inpatients that typically have a higher reimbursement rate per procedure, or outpatients. Fixed fee schedules, capitation payment arrangements, exclusion from participation in managed care programs or other factors affecting payments for healthcare services over which we do not have control could also cause a reduction in our revenues.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 15.1	Awareness Letter of Killman, Murrell & Company, P.C.

Exhibit 23.1	Consent of Killman, Murrell and Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNACQ HEALTHCARE, INC.

Date: January 17, 2006	By:	/s/ Chiu M. Chan
Chiu M. Chan
Chief Executive Officer
(duly authorized officer)

Date: January 17, 2006	By:	/s/ Philip S. Chan
Philip S. Chan
Chief Financial Officer
(principal financial and accounting officer)

INDEX OF EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 15.1	Awareness Letter of Killman, Murrell and Company, P.C.

Exhibit 23.1	Consent of Killman, Murrell and Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.