Form 10-Q
period 2006-02-28
DYNACQ HEALTHCARE INC
filed 2006-04-14
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

As of April 1, 2006, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 14,851,568.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have reviewed the consolidated balance sheet of Dynacq Healthcare, Inc., as of February 28, 2006, and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended February 28, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Killman, Murrell & Company, P.C.

Killman, Murrell & Company, P.C.

Houston, Texas

April 7, 2006

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	February 28, 2006	August 31, 2005
	(Reviewed)	(Audited)
Assets
Current assets:
Cash	$1,707,079	$3,337,835
Restricted cash	808,708	—
Current portion of accounts receivable, net of contractual allowances of approximately $49,501,000 and $56,450,000 and allowances for uncollectible accounts of approximately $619,000 and $679,000 at February 28, 2006 and August 31, 2005, respectively	7,486,291	9,710,518
Accounts receivable – other	447,085	673,463
Inventories	1,922,231	2,049,091
Prepaid expenses	387,744	789,360
Deferred tax assets	—	223,201
Income taxes receivable	1,931,192	2,656,984

Total current assets	14,690,330	19,440,452
Property and equipment, net	24,341,993	38,563,626
Long-term portion of accounts receivable, net of contractual allowances of approximately $103,204,000 and $82,336,000 and allowances for uncollectible accounts of approximately $1,290,000 and $990,000 at February 28, 2006 and August 31, 2005, respectively	15,607,888	14,163,469
Assets held for sale	12,272,280	—
Other assets	265,401	290,790

Total assets	$67,177,892	$72,458,337

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	February 28, 2006	August 31, 2005
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,072,841	$3,832,956
Accrued liabilities	3,517,622	3,490,699
Notes payable	3,755,685	4,517,243
Current taxes payable	75,452	111,387
Current portion of capital lease obligations	152,843	148,086

Total current liabilities	11,574,443	12,100,371
Non-current liabilities:
Deferred tax liabilities	—	852,494
Long-term portion of capital lease obligations	52,663	130,293

Total liabilities	11,627,106	13,083,158

Minority interests	655,850	657,577

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 14,851,568 shares issued at February 28, 2006 and at August 31, 2005	14,852	14,852
Additional paid-in capital	11,688,583	11,688,583
Accumulated other comprehensive income	65,413	38,075
Retained earnings	43,126,088	46,976,092

Total stockholders’ equity	54,894,936	58,717,602

Total liabilities and stockholders’ equity	$67,177,892	$72,458,337

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Reviewed)

	Three months ended February 28,		Six months ended February 28,
	2006	2005	2006	2005
Net patient service revenue	$9,676,014	$14,344,820	$21,649,130	$29,356,531

Costs and expenses:
Compensation and benefits	3,738,895	5,056,224	7,670,159	9,742,784
Medical services and supplies	1,746,915	2,666,872	4,142,747	5,361,067
Other operating expenses	5,365,542	7,905,362	11,745,151	14,800,807
Provision for uncollectible accounts	109,882	101,693	240,648	216,209
Loss (gain) on disposal of assets	(239)	—	228,330	—
Depreciation and amortization	997,275	1,043,729	2,009,657	2,100,665

Total costs and expenses	11,958,270	16,773,880	26,036,692	32,221,532

Loss from operations	(2,282,256)	(2,429,060)	(4,387,562)	(2,865,001)
Other income (expense):
Rent and other income	42,395	191,268	111,368	324,243
Interest income	5,615	13,363	11,019	23,499
Interest expense	(118,361)	(87,725)	(216,656)	(164,371)

Total other income (expense), net	(70,351)	116,906	(94,269)	183,371

Loss before income taxes and minority interests	(2,352,607)	(2,312,154)	(4,481,831)	(2,681,630)
Income tax benefit	—	596,448	629,293	624,092
Minority interest in loss	1,828	53,701	2,534	118,359

Net loss	$(2,350,779)	$(1,662,005)	$(3,850,004)	$(1,939,179)

Net loss per common share - basic	$(0.16)	$(0.11)	$(0.26)	$(0.13)

Net loss per common share - diluted	$(0.16)	$(0.11)	$(0.26)	$(0.13)

Weighted average common shares—basic	14,851,568	14,851,568	14,851,568	14,851,568

Weighted average common shares—diluted	14,851,568	14,851,568	14,851,568	14,851,568

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Six months ended February 28,
	2006	2005
Cash flows from operating activities
Net loss	$(3,850,004)	$(1,939,179)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	2,009,657	2,100,665
Provision for uncollectible accounts	240,648	216,209
Deferred income taxes	(629,293)	(484,544)
Minority interests	(2,534)	(118,359)
Loss on disposal of assets	228,330	—
Stock options issued for compensation	—	(9,482)
Deferred compensation amortization	—	477,271
Changes in operating assets and liabilities:
Restricted cash	(808,708)	—
Accounts receivable	608,543	2,579,179
Inventories	126,860	108,194
Prepaid expenses	401,616	(40,401)
Income taxes receivable	725,792	1,351,573
Other assets	20,389	(3,001)
Cash overdrafts	—	(622,375)
Accounts payable	239,885	454,931
Accrued liabilities	26,923	218,557
Current taxes payable	(35,935)	159,617

Net cash (used) provided by operating activities	(697,831)	4,448,855

Cash flows from investing activities
Purchase of property and equipment	(258,572)	(1,151,066)
Purchase of accounts receivable - other	—	(532,601)
Collections of purchased accounts receivable - other	156,995	257,094

Net cash used in investing activities	$(101,577)	$(1,426,573)

(Continued)

See accompanying notes.

Consolidated Statements of Cash Flows (continued)

	Six months ended February 28,
	2006	2005
Cash flows from financing activities
Payments on capital leases	$(72,873)	$(68,413)
Payments on note payable	(761,558)	(245,666)
Contributions from minority interest holders	—	200,000
Distributions to minority interest holders	—	(155,750)
Purchase of minority interests	—	(50,000)

Net cash used in financing activities	(834,431)	(319,829)

Effect of exchange rate changes on cash	3,083	—

Net (decrease) increase in cash and cash equivalents	(1,630,756)	2,702,453
Cash and cash equivalents at beginning of period	3,337,835	5,537,776

Cash and cash equivalents at end of period	$1,707,079	$8,240,229

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$192,223	$162,539

Income taxes	$—	$4,488

Non cash investing activities:
Transfer of property and equipment to asset held for sale	$12,272,280	$—
Asset held for sale	(12,272,280)	—

	$—	$—

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

February 28, 2006

(reviewed)

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $2.8 million and $3.7 million for the quarters ended February 28, 2006 and 2005, respectively, and $6.5 million and $7.8 million for the six months ended February 28, 2006 and 2005, respectively. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2005. Operating results for the quarter ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ending August 31, 2006.

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

General

As of February 28, 2006, the Company operated two facilities in the Houston metropolitan area (Pasadena and West Houston Facilities), and one each in the Dallas-Fort Worth area (Garland Facility) and in Baton Rouge (Baton Rouge Facility). The construction of the hospital in China commenced in October 2005, and there were no operations in China for the fiscal quarter ended February 28, 2006.

Assets Held for Sale

The Company has made the decision to sell the assets related to its Baton Rouge and West Houston Facilities. The assets related to these facilities have been classified as “Assets held for sale”.

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

Reclassification

Rent and other income of $307,780 has been reclassified to Net patient service revenue for the three and six months ended February 28, 2005 to be consistent with the current presentation.

Stock Based Compensation

The Company’s 1995 Non-Qualified Stock Option Plan and the Year 2000 Stock Incentive Plan (the “Plans”) provide for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 6,000,000 shares of common stock for future issuance under the Plans. As of February 28, 2006, there remain 3,256,336 shares which can be issued under the Plans, after giving effect to stock splits and shares issued under the Plans. All awards previously granted to employees under the Plans have been stock options, primarily intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”). The Plans also permit stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

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

For the quarter ended February 28, 2006, there were no equity-based compensation awards granted. Generally, options granted become exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after ten years. All of the outstanding stock options are vested as of August 31, 2005. The following table summarizes the stock option activities for the six months ended February 28, 2006 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, August 31, 2005	1,491	$5.27	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired or canceled	(321)	4.54	—	—

Outstanding, February 28, 2006	1,170	$5.47	—	—

Additional information relating to the Plans at February 28, 2006 and August 31, 2005 is as follows (in thousands):

	February 28, 2006	August 31, 2005
Options exercisable	1,170	1,491
Options available for grant and reserved common stock shares for stock option plans	3,256	2,935

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

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) that provided the Staff’s views regarding valuation of share-based payments pursuant to SFAS No. 123(R). With respect to volatility, SAB No. 107 clarified that there is not a particular method of estimating volatility. SAB No. 107 also provided certain “simplified” methods for determining expected life in valuing stock options. To the extent that an entity cannot rely on its historical exercise data to determine the expected life, SAB No. 107 has prescribed a simplified “plain-vanilla” formula. The Company has issued stock options having ten-year expiration with generally a four-year annual vesting term. The Company applied SAB No. 107 “plain-vanilla” method for determining the expected life.

Had the Company accounted for stock-based compensation plans using the fair value based accounting method described by SFAS No. 123 for the periods prior to fiscal year 2006, the Company’s diluted net income per common share–basic and diluted for the three-month and six-month periods ended February 28, 2005, would have approximated the following:

	Three-months ended February 28, 2005	Six-months ended February 28, 2005
Net loss as reported	$(1,662,005)	$(1,939,179)
Add: stock-based compensation costs included in reported net income, net of taxes	280,684	310,227
Deduct: stock based compensation costs, net of taxes under SFAS 123	(141,834)	(283,668)

Pro forma net loss	$(1,523,155)	$(1,912,620)

Per share information:
Basic, as reported	$(0.11)	$(0.13)
Basic, pro forma	(0.10)	(0.13)
Diluted, as reported	(0.11)	(0.13)
Diluted, pro forma	(0.10)	(0.13)

On August 31, 2005 the Compensation Committee accelerated the vesting of all then outstanding stock options, and extended the exercise date of a stock option for an executive officer, primarily to avoid recognizing in its income statement approximately $1,874,000 in associated compensation expense in future periods, of which approximately $824,000 would have been recognized in fiscal year 2006 as a result of the adoption of SFAS No. 123(R). Unvested stock options to purchase 979,173 shares, of which 100,000 are held by an executive officer, became exercisable as a result of the vesting acceleration. The Compensation Committee also extended the exercise date for vested stock options to purchase 197,500 shares held by another executive officer of the Company. The Company recorded approximately $138,000 non-cash compensation charge as a result of these actions, of which approximately $35,000 is related to the excess of the intrinsic value over the fair market value of the Company’s stock on the acceleration date of those options that would have been forfeited or expired unexercised had the vesting not been accelerated, and approximately $103,000 is related to the excess of the intrinsic value over the fair market value of the Company’s stock on the date of extension of the exercise date of those options that would have been forfeited or expired unexercised had the exercise date not been extended. In determining the forfeiture rates of the stock options, the Company reviewed the current employee turnover rate, the unvested options’ original life, time remaining to vest and whether these options were held by officers of the Company. The compensation charge will be adjusted in future period financial results as actual forfeitures are realized. For the three and six months ended February 28, 2006, there were no material changes in actual forfeitures from estimates.

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

Contractual Allowance

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months to gross billed revenue on a case-by-case basis by operating facility. This ratio of cash collections to billed services is then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for the three and six months ended February 28, 2006 and 2005:

	Three months ended February 28,		Six months ended February 28,
	2006	2005	2006	2005
Gross billed charges	$21,880,430	$30,889,717	$50,554,139	$63,803,218
Contractual allowance	12,204,416	16,544,897	28,905,009	34,446,687

Net revenue	$9,676,014	$14,344,820	$21,649,130	$29,356,531

Contractual allowance percentage	56%	54%	57%	54%

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

Minority Interests

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 2.14% to 10% at February 28, 2006).

Comprehensive Loss

Comprehensive loss for the three and six month periods ended February 28, 2006 and 2005 is as follows:

	Three months ended February 28,		Six months ended February 28,
	2006	2005	2006	2005
Net loss	$(2,350,779)	$(1,662,005)	$(3,850,004)	$(1,939,179)
Foreign currency translation adjustment, net of taxes of $-0-	27,338	—	27,338	—

Comprehensive loss	$(2,323,441)	$(1,662,005)	$(3,822,666)	$(1,939,179)

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

In the second quarter of 2004, eight class action lawsuits were filed in the United States District Court for the Southern District of Texas alleging federal securities law causes of action against the Company and various current and former officers and directors. The plaintiffs were persons who purchased shares of the Company’s common stock on the open market generally during the period of January 14, 2003 through December 18, 2003. Under the procedures of the Private Securities Litigation Reform Act, the Court consolidated the actions and appointed lead plaintiffs in the matter. An amended complaint was filed on June 30, 2004, asserting a class period of November 27, 2002, through December 19, 2003 and naming additional defendants, including Ernst & Young, LLP, the Company’s prior auditors. The amended complaint sought certification as a class action and alleged that the defendants violated Sections 10(b), 20(a), 20(A), and Rule 10b-5 under the Exchange Act by publishing materially misleading financial statements that did not comply with generally accepted accounting principles, making materially false or misleading statements or omissions regarding revenues and receivables, operations and financial results, and engaging in an intentional fraudulent scheme aimed at inflating the value of Dynacq’s stock. After the Company filed its Form 10-K for fiscal 2003 on July 30, 2004, the plaintiffs filed a Second Amended Consolidated Class Action Complaint on September 30, 2004. All defendants filed motions to dismiss the complaint. The plaintiffs voluntarily dismissed two of the former officers from the case. The Court dismissed the claims against one former officer and Ernst & Young, LLP, but denied the motions to dismiss of the Company and two current officers who are defendants. The Company and those two officers filed a motion to reconsider the order and/or motion for leave to conduct an interlocutory appeal from the denial of their motions to dismiss. The Company and the two current officers/directors filed an answer on September 30, 2005. The parties agreed to mediate the case and the Court gave the parties leave to participate in non-binding mediation, which is scheduled for April 17, 2006. The Company is vigorously defending against these claims. The Company cannot predict the ultimate outcome of the lawsuit or whether the lawsuit will have a material adverse affect on the Company’s financial condition.

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

Subsequent Events

On March 7, 2006, the Purchase and Sale Agreement (the “Agreement”) entered into on February 21, 2006 between the Vista Hospital of Baton Rouge, LLC dba Vista Surgical Hospital, and Vista Holdings, LLC (collectively, “Sellers”), each an affiliate majority owned and controlled by our Company and Physicians Medical Centre of Baton Rouge, LLC, a limited liability company of East Baton Rouge Parish, Louisiana (“Buyer”), to sell the Company’s Baton Rouge assets, was terminated by the Buyer, through no fault of the Sellers. Please refer to the Form 8-K filed on March 8, 2006 for further reference and information.

The Baton Rouge assets have been classified as Assets Held for Sale in the accompanying financial statements.

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

Executive Summary

During the fiscal quarter ended February 28, 2006, we continued to experience a decline in our results of operations. Although we were, and continue to be, actively engaged in efforts to recruit new physicians to the staff at each facility in an effort to increase the number of procedures, such efforts have been hampered by factors outside the Company’s control, including competition for specialized surgeons. We commenced our new bariatric programs at each facility and continue to concentrate on orthopedic surgeries, as well as other types of procedures, to increase our utilization rate. Even though our Pasadena Facility experienced an increase in procedures, such increase was in outpatient procedures that typically have a lower reimbursement rate than inpatient procedures. Our Baton Rouge Facility also experienced an increase in the number of cases, but these increases were cases with lower reimbursement rates. We have continued to seek reductions in operating expenses at each facility. Further, the delays caused by the reimbursement procedures associated with the MDR process have increased our collection costs and legal expenses related to the collection process. If we are not able to continue to reduce operating costs and increase the results of our marketing programs at each of the facilities, we will continue to incur increased losses for the remaining period of fiscal 2006.

Net Patient Service Revenues

Net patient service revenues declined $4,668,806 from the second fiscal quarter of 2005, primarily as a result of an overall decline in the net patient service revenue per case, as well as a decline in the number of procedures. In the quarter ended February 28, 2006, the Pasadena and Baton Rouge Facilities performed more procedures than in the quarter ended February 28, 2005, but these procedures were in outpatient procedures typically having a lower reimbursement rate than inpatient procedures.

Costs and Expenses

Costs and expenses declined as the Company continued to make a concerted effort to reduce employee costs and expenses as well as other operating expenses.

Marketing

We implemented new bariatric or weight control programs at the Pasadena and Baton Rouge Facilities in the first quarter of fiscal 2006 and at the Garland Facility in the second quarter of fiscal 2006, to replace the former bariatric programs at those facilities and to reduce costs associated with the outside vendor programs. These programs are too new for the Company to predict whether they will be successful or what their financial impact will be on the Company.

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

We implemented new bariatric or weight control programs at the Pasadena and Baton Rouge Facilities in the first quarter of fiscal 2006 and at the Garland Facility in the second quarter of fiscal 2006, to replace the former bariatric programs at those facilities and to reduce costs associated with outside vendor programs. Our new programs provide or contract for marketing, pre-authorization and follow up support services to prospective bariatric patients in areas serviced by the Pasadena, Garland or Baton Rouge Facilities. These programs are too new for the Company to predict whether they will be successful or what their financial impact will be on the Company.

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended February 28, 2006. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2005.

Results of Operations

	Three months ended February 28,				Six months ended February 28,
	2006		2005		2006		2005
Net patient service revenue	$9,676,014	100%	$14,344,820	100%	$21,649,130	100%	$29,356,531	100%

Costs and expenses:
Compensation and benefits	3,738,895	39	5,056,224	35	7,670,159	35	9,742,784	33
Medical services and supplies	1,746,915	18	2,666,872	19	4,142,747	19	5,361,067	18
Other operating expenses	5,365,542	55	7,905,362	55	11,745,151	54	14,800,807	50
Provision for uncollectible accounts	109,882	1	101,693	1	240,648	1	216,209	1
Loss (gain) on disposal of assets	(239)	—	—	—	228,330	1	—	—
Depreciation and amortization	997,275	10	1,043,729	7	2,009,657	9	2,100,665	7

Total costs and expenses	11,958,270	124	16,773,880	117	26,036,692	120	32,221,532	110

Loss from operations	(2,282,256)	(24)	(2,429,060)	(17)	(4,387,562)	(20)	(2,865,001)	(10)

Loss before income taxes and minority interests	(2,352,607)	(24)	(2,312,154)	(16)	(4,481,831)	(21)	(2,681,630)	(9)
Income tax benefit	—	—	596,448	4	629,293	3	624,092	2

Minority interest in loss	1,828	—	53,701	—	2,534	—	118,359	—

Net loss	$(2,350,779)	(24)%	$(1,662,005)	(12)%	$(3,850,004)	(18)%	$(1,939,179)	(7)%

Operational statistics (Number of procedures)(1):

Inpatient:
Bariatrics	75		110		194		235
Orthopedics	62		186		155		417
Other	39		29		75		72

Total inpatient procedures	176		325		424		724

Outpatient:
Orthopedics	81		51		183		183
Other	605		527		1,264		1,179

Total outpatient procedures	686		578		1,447		1,362

Total procedures	862		903		1,871		2,086

(1)	For the three and six months ended February 28, 2005, certain reclassifications have been made between Bariatrics/Orthopedics/Other to properly reflect the type of procedure.

Three Months Ended February 28, 2006 Compared to the Three Months Ended February 28, 2005

Net patient service revenue decreased by $4,668,806 or 33% from $14,344,820 to $9,676,014 and total surgical cases decreased by 5% from 903 cases to 862 cases for the quarters ended February 28, 2005 and 2006, respectively. Following are the changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase/(decrease) from 2005 to 2006
Facility	Net patient service revenue	Cases
Pasadena	(46)%	1%
Baton Rouge	(44)	22
Garland	37	(34)
Overall	(33)	(5)

The net patient service revenue per case declined $4,661 or 29% from $15,886 in 2005 to $11,225 in 2006. Although the number of procedures at the Pasadena Facility increased, the decline in net patient service revenue per case was the result of the increased number of outpatient cases at the Pasadena Facility that typically have a lower average reimbursement per procedure, as compared to a decrease in the number of inpatient cases at such facility. Further, decreases at the Baton Rouge Facility were due to a change in the surgical mix of cases, where the net revenue per case this quarter was lower as compared to the same period last year. However, the net patient service revenue per case increased at the Garland Facility that performed more complicated cases with higher average revenues per procedure.

Total costs and expenses decreased by $4,815,610 or 29% from $16,773,880 in 2005 to $11,958,270 in 2006. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased $1,317,329 or 26%. The Company made a concerted effort to reduce employee costs and expenses to match the decline in revenue. In 2005, there was a $431,821 non-cash pre-tax compensation expense related to a former employee’s incentive stock options previously granted. Setting aside this non-cash expense, the decrease in compensation and benefits was 19%.

•	Medical services and supplies expenses decreased $919,957 or 34%, while the number of surgery cases decreased 5%. The decrease in medical services and supplies expense was due to an overall decrease in the number of cases and an increase in outpatient cases, which typically require less medical supplies, from 64% to 80% of total number of cases from 2005 to 2006.

•	Other operating expenses decreased by $2,539,820 or 32%. In 2005, the Company incurred increased legal and accounting fee expenses, including $704,870 for bankruptcy fees and expenses and a $400,000 accrual for a lawsuit settlement. Setting aside these expenses, the decrease in other operating expenses was 21%. The Company continues to make efforts to reduce other operating expenses to match the decline in revenue. However, due to fixed overhead and operating expense, as well as time required to implement cost cutting measures, the decline in operating expenses did not match the decline in revenue.

The income tax benefit of the net operating loss does not have the expected relationship to net loss due to the Company’s utilization of operating loss carry backs in prior years and the uncertainty of realization of operating loss carry forwards in future years.

Although we have been actively engaged in efforts to recruit new physicians to the staff at each facility in an effort to increase the number of procedures, those efforts have not yet resulted in an increase in revenues, and we do not currently expect our financial results to improve dramatically in the near future. Any failure to attract and retain on the staffs of our hospitals physicians whose referrals would result in the increase of procedures could have an adverse impact on our financial condition. If we are not able to continue to reduce operating costs and increase the utilization of our facilities through our new bariatric programs and similar efforts, we will continue to incur losses in increasing amounts for the remaining period of fiscal 2006.

Six Months Ended February 28, 2006 Compared to the Six Months Ended February 28, 2005

Net patient service revenue decreased by $7,707,401 or 26% from $29,356,531 to $21,649,130 and total surgical cases decreased by 10% from 2,086 cases to 1,871 cases for the six months ended February 28, 2005 and 2006, respectively. Following are the changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase/(decrease) from 2005 to 2006
Facility	Net patient service revenue	Cases
Pasadena	(28)%	12%
Baton Rouge	(47)	4
Garland	18	(42)
Overall	(26)	(10)

The net patient service revenue per case declined $2,502 or 18% from $14,073 in 2005 to $11,571 in 2006. Although the number of procedures at the Pasadena Facility increased, the decline in net patient service revenue per case was the result of the increased number of outpatient cases at the Pasadena Facility that typically have a lower average reimbursement per procedure, as compared to a decrease in the number of inpatient cases at such facility. Further, decreases at the Baton Rouge Facility were due to a change in the surgical mix of cases, where the net revenue per case this quarter was lower as compared to the same period last year. However, the net patient service revenue per case increased at the Garland Facility that performed more complicated cases with higher average revenues per procedure.

Total costs and expenses decreased by $6,184,840 or 19% from $32,221,532 in 2005 to $26,036,692 in 2006. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased $2,072,625 or 21%. The Company made a concerted effort to reduce employee costs and expenses to match the decline in revenue. In 2005, there was a $431,821 non-cash pre-tax compensation expense related to a former employee’s incentive stock options previously granted. Setting aside this non-cash expense, the decrease in compensation and benefits was 18%.

•	Medical services and supplies expenses decreased $1,218,320 or 23%, while the number of surgery cases decreased 10%. The decrease in medical services and supplies expense was due to an overall decrease in number of cases and an increase in outpatient cases, which typically require less medical supplies, from 65% to 77% of total number of cases from 2005 to 2006.

•	Other operating expenses decreased by $3,055,656 or 21%. In 2005, the Company incurred increased legal and accounting fee expenses, including $715,335 for bankruptcy fees and expenses and a $400,000 accrual for a lawsuit settlement. Setting aside these expenses, the decrease in other operating expenses was 14%. The Company continues to make efforts to reduce other operating expenses to match the decline in revenue. However, due to fixed overhead and operating expense, as well as time required to implement cost cutting measures, the decline in operating expenses did not match the decline in revenue.

The income tax benefit of the net operating loss does not have the expected relationship to net loss due to the Company’s utilization of operating loss carry backs in prior years and the uncertainty of realization of operating loss carry forwards in future years.

Although we have been actively engaged in efforts to recruit new physicians to the staff at each facility in an effort to increase the number of procedures, those efforts have not yet resulted in an increase in revenues, and we do not currently expect our financial results to improve dramatically in the near future. Any failure to attract and retain on the staffs of our hospitals physicians whose referrals would result in the increase of procedures could have an adverse impact on our financial condition. If we are not able to continue to reduce operating costs and increase the utilization of our facilities through our new bariatric programs and similar efforts, we will continue to incur losses in increasing amounts for the remaining period of fiscal 2006.

Liquidity and Capital Resources

Our 2005 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Total cash flow used in operating activities was $697,831 during the period ended February 28, 2006, primarily due to a net loss of $3,850,004 and a $808,708 increase in restricted cash, partially offset by depreciation and amortization of $2,009,657 and general increases resulting from changes in accounts receivable, prepaid expenses and collections of income tax receivables.

Cash flow from investing activities

Total cash flow used in investing activities was $101,577 during the current period.

Cash flow from financing activities

Total cash flow used in financing activities was $834,431 during the current period. During the six months ended February 28, 2006, the Company paid down net $761,558 under its line of credit.

The Company had working capital of $3,115,887 as of February 28, 2006, and maintained a liquid position by a current ratio of approximately 1.27 to 1.

The Company and certain of its subsidiaries on May 27, 2005 entered into a Credit and Security Agreement (the “Credit Agreement”) with Merrill Lynch Capital for a new five-year revolving credit facility for up to $10 million, subject to a borrowing base based on eligible accounts receivable and further subject to a $2 million reserve until satisfaction of certain conditions, all resulting in an availability of $5.9 million at the date of closing. The Company had $3.1 million drawn under the Credit Agreement as of February 28, 2006. The Company’s obligations are secured by a first priority security interest in all existing and future accounts receivable and accounts receivable-related items, other assets and deposit accounts of certain subsidiaries, a pledge of 75% of equity interest in the operating entities of the Garland and Pasadena Facilities and a negative pledge for the equity interests in the Company and other subsidiaries. The real estate holding subsidiaries of Dynacq are not borrowers under the Credit Agreement, and their real estate and equipment assets are not pledged to secure the obligations under such facility.

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

As of April 10, 2006, the Company had approximately $1.2 million cash balance, after a net decrease in cash from operating activities. The Company borrowed an additional $0.9 million in the third quarter to date and has an additional $0.3 million availability under the Credit Agreement. The availability of borrowings under our Credit Agreement is subject to various conditions as mentioned above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to the Company’s operations result primarily from changes in interest rates as well as credit risk concentrations. Except for the capital contributions of approximately $4.3 million to the DeAn Joint Venture (including the approximately $604,000 deposit for the lease of land in Shanghai, China), and the future required contributions of $2.1 million payable in each of June 2, 2006 and 2007 for that project, the majority of which are in local currency, all of the Company’s contracts are denominated in US dollars and, therefore, the Company has no significant foreign currency risk.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on funded debt. The Company had drawn approximately $3.1 million as of February 28, 2006 from its five-year revolving credit facility. The balance owed under the facility as April 10, 2006 was approximately $4.1 million. Borrowings under the facility bear interest at variable rates based on the LIBOR rate plus 2.85%. Based on the amount outstanding, a 100 basis point change in the applicable interest rates would not have a material impact on the Company’s annual cash flow or income.

The Company’s cash and cash equivalents are invested in money market accounts. Accordingly, the Company is subject to changes in market interest rates. However, the Company does not believe a change in these rates would have a material adverse effect on the Company’s operating results, financial condition and cash flows. There is an inherent rollover risk on these funds as they accrue interest at current market rates. The extent of this risk is not quantifiable or predictable due to the variability of future interest rates.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of February 28, 2006. Based on that evaluation, we believe that, as of February 28, 2006, our internal control over financial reporting is effective.

Subsequent to the evaluation and through the date of this filing of Form 10-Q for fiscal quarter ending February 28, 2006, there have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the second quarter of 2004, eight class action lawsuits were filed in the United States District Court for the Southern District of Texas alleging federal securities law causes of action against the Company and various current and former officers and directors. The plaintiffs were persons who purchased shares of the Company’s common stock on the open market generally during the period of January 14, 2003 through December 18, 2003. Under the procedures of the Private Securities Litigation Reform Act, the Court consolidated the actions and appointed lead plaintiffs in the matter. An amended complaint was filed on June 30, 2004, asserting a class period of November 27, 2002, through December 19, 2003 and naming additional defendants, including Ernst & Young, LLP, the Company’s prior auditors. The amended complaint sought certification as a class action and alleged that the defendants violated Sections 10(b), 20(a), 20(A), and Rule 10b-5 under the Exchange Act by publishing materially misleading financial statements that did not comply with generally accepted accounting principles, making materially false or misleading statements or omissions regarding revenues and receivables, operations and financial results, and engaging in an intentional fraudulent scheme aimed at inflating the value of Dynacq’s stock. After the Company filed its Form 10-K for fiscal 2003 on July 30, 2004, the plaintiffs filed a Second Amended Consolidated Class Action Complaint on September 30, 2004. All defendants filed motions to dismiss the complaint. The plaintiffs voluntarily dismissed two of the former officers from the case. The Court dismissed the claims against one former officer and Ernst & Young, LLP, but denied the motions to dismiss of the Company and two current officers who are defendants. The Company and those two officers filed a motion to reconsider the order and/or motion for leave to conduct an interlocutory appeal from the denial of their motions to dismiss. The Company and the two current officers/directors filed an answer on September 30, 2005. The parties agreed to mediate the case and the Court gave the parties leave to participate in non-binding mediation, which is scheduled for April 17, 2006. The Company is vigorously defending against these claims. The Company cannot predict the ultimate outcome of the lawsuit or whether the lawsuit will have a material adverse affect on the Company’s financial condition.

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

We may continue to be not successful in our newly created bariatric programs.

We implemented new bariatric or weight control programs at the Pasadena and Baton Rouge Facilities in the first quarter of fiscal 2006 and at the Garland Facility in the second quarter of fiscal 2006. Our new programs replaced outside vendor programs at each of these facilities. These newly implemented programs have placed, and will continue to place, increased demands on our management, operational and financial information systems and other resources. These newly implemented programs have incurred losses during the early stages of operation and, unless and until their caseloads grow, may continue to experience lower total revenues and operating margins. If we are not able to be successful and increase the results of our bariatric programs at each of the facilities, our ability to increase revenues and earnings through these programs would be impaired.

Our revenues will continue to decrease due to a reduction in payments from third-party payers, a shift in the surgical mix and/or other circumstances over which we have no control.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Election of Directors and Ratification of Engagement of Independent Auditors

On February 15, 2006, the Company held its Annual Meeting of Stockholders. Each of our directors was reelected to serve until our next annual meeting of shareholders or until his respective successor is elected and qualified. The following table sets forth the results of the voting for the election of directors:

Nominee	For	Withheld	Abstentions and Broker Non-votes
Chiu M. Chan	12,177,033	67,913	—
Philip S. Chan	12,192,381	52,565	—
Stephen L. Huber	12,222,054	22,892	—
Earl R. Votaw	12,221,608	23,338	—
Ping S. Chu	12,219,008	25,938	—
James G. Gerace	12,221,608	23,338	—

The stockholders also ratified the engagement of Killman, Murrell & Company, P.C. as the independent auditors for the fiscal year ending August 31, 2006. The proposal to ratify received 12,233,429 affirmation votes and 5,766 negative votes, with 5,751 votes abstaining.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 15.1	Awareness Letter of Killman, Murrell & Company, P.C.

Exhibit 23.1	Consent of Killman, Murrell & Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNACQ HEALTHCARE, INC.

Date: April 14, 2006	By:	/s/ Chiu M. Chan
Chiu M. Chan
Chief Executive Officer
(duly authorized officer)

Date: April 14, 2006	By:	/s/ Philip S. Chan
Philip S. Chan
Chief Financial Officer
(principal financial and accounting officer)

INDEX OF EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 15.1	Awareness Letter of Killman, Murrell & Company, P.C.

Exhibit 23.1	Consent of Killman, Murrell & Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.