Form 10-Q
period 2006-05-31
DYNACQ HEALTHCARE INC
filed 2006-07-14
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

As of July 1, 2006, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 15,740,711.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have reviewed the consolidated balance sheet of Dynacq Healthcare, Inc., as of May 31, 2006, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended May 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Killman, Murrell & Company, P.C.
Killman, Murrell & Company, P.C.
Houston, Texas
July 10, 2006

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	May 31, 2006	August 31, 2005
	(Reviewed)	(Audited)
Assets
Current assets:
Cash	$2,082,983	$3,337,835
Restricted cash	808,708	—
Current portion of accounts receivable, net of contractual allowances of approximately $45,430,000 and $56,450,000 and allowances for uncollectible accounts of approximately $593,000 and $679,000 at May 31, 2006 and August 31, 2005, respectively	8,002,757	9,710,518
Accounts receivable – other	150,346	673,463
Inventories	1,742,132	2,049,091
Prepaid expenses	385,006	789,360
Deferred tax assets	—	223,201
Income taxes receivable	1,731,192	2,656,984

Total current assets	14,903,124	19,440,452
Property and equipment, net	23,765,534	38,563,626
Long-term portion of accounts receivable, net of contractual allowances of approximately $109,264,000 and $82,336,000 and allowances for uncollectible accounts of approximately $1,426,000 and $990,000 at May 31, 2006 and August 31, 2005, respectively	19,247,219	14,163,469
Assets held for sale	11,880,837	—
Other assets	263,389	290,790

Total assets	$70,060,103	$72,458,337

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	May 31, 2006	August 31, 2005
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,806,162	$3,832,956
Accrued liabilities	4,089,717	3,490,699
Notes payable	5,551,837	4,517,243
Current taxes payable	72,030	111,387
Current portion of capital lease obligations	155,279	148,086

Total current liabilities	14,675,025	12,100,371
Non-current liabilities:
Deferred tax liabilities	—	852,494
Long-term portion of capital lease obligations	12,918	130,293

Total liabilities	14,687,943	13,083,158

Minority interests	663,656	657,577

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 15,260,711 and 14,851,568 shares issued at May 31, 2006 and August 31, 2005, respectively	15,261	14,852
Additional paid-in capital	12,318,254	11,688,583
Accumulated other comprehensive income	67,013	38,075
Retained earnings	42,307,976	46,976,092

Total stockholders’ equity	54,708,504	58,717,602

Total liabilities and stockholders’ equity	$70,060,103	$72,458,337

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Reviewed)

	Three months ended May 31,		Nine months ended May 31,
	2006	2005	2006	2005
Net patient service revenue	$10,536,483	$13,528,394	$32,185,613	$42,884,925

Costs and expenses:
Compensation and benefits	3,533,381	4,613,660	11,203,540	14,356,444
Medical services and supplies	2,406,980	2,580,017	6,549,727	7,941,084
Other operating expenses	4,570,859	6,567,975	16,316,010	21,368,782
Provision for uncollectible accounts	110,027	117,984	350,675	334,193
Loss on disposal of assets	—	—	228,330	—
Depreciation and amortization	981,334	1,030,102	2,990,991	3,130,767

Total costs and expenses	11,602,581	14,909,738	37,639,273	47,131,270

Loss from operations	(1,066,098)	(1,381,344)	(5,453,660)	(4,246,345)
Other income (expense):
Rent and other income	333,318	240,301	444,686	564,544
Interest income	12,946	16,070	23,965	39,569
Interest expense	(90,473)	(103,107)	(307,129)	(267,478)

Total other income, net	255,791	153,264	161,522	336,635

Loss before income taxes and minority interests	(810,307)	(1,228,080)	(5,292,138)	(3,909,710)
Income tax benefit	—	270,654	629,293	894,746
Minority interest in loss (earnings)	(7,805)	44,244	(5,271)	162,603

Net loss	$(818,112)	$(913,182)	$(4,668,116)	$(2,852,361)

Net loss per common share - basic	$(0.05)	$(0.06)	$(0.31)	$(0.19)

Net loss per common share - diluted	$(0.05)	$(0.06)	$(0.31)	$(0.19)

Weighted average common shares—basic	14,953,854	14,851,568	14,892,482	14,851,568

Weighted average common shares—diluted	14,953,854	14,851,568	14,892,482	14,851,568

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Nine months ended May 31,
	2006	2005
Cash flows from operating activities
Net loss	$(4,668,116)	$(2,852,361)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,990,991	3,130,767
Provision for uncollectible accounts	350,675	334,193
Deferred income taxes	(629,293)	(240,844)
Minority interests	5,271	(162,603)
Loss on disposal of assets	228,330	—
Stock options issued for compensation	—	(9,482)
Deferred compensation amortization	—	477,271
Changes in operating assets and liabilities:
Restricted cash	(808,708)	—
Accounts receivable	(3,317,319)	3,808,112
Inventories	306,959	376,741
Prepaid expenses	404,354	30,496
Income taxes receivable	925,792	3,206,092
Other assets	19,903	20,325
Cash overdrafts	—	(622,375)
Accounts payable	973,206	(408,859)
Accrued liabilities	599,018	(743,326)
Current taxes payable	(39,357)	152,866

Net cash (used in) provided by operating activities	(2,658,294)	6,497,013

Cash flows from investing activities
Purchase of property and equipment	(271,120)	(1,333,952)
Purchase of accounts receivable - other	—	(532,601)
Collections of purchased accounts receivable - other	113,772	323,064

Net cash used in investing activities	$(157,348)	$(1,543,489)

(Continued)

See accompanying notes.

Consolidated Statements of Cash Flows (continued)

	Nine months ended May 31,
	2006	2005
Cash flows from financing activities
Payments on capital leases	$(110,182)	$(103,435)
Proceeds from note payable	1,034,594	5,712,861
Payments on note payable	—	(5,920,004)
Sale of common stock	630,080	—
Contributions from minority interest holders	—	200,000
Distributions to minority interest holders	—	(135,750)
Purchase of minority interests	—	(251,714)

Net cash provided by (used in) financing activities	1,554,492	(498,042)

Effect of exchange rate changes on cash	6,298	—

Net (decrease) increase in cash and cash equivalents	(1,254,852)	4,455,482
Cash and cash equivalents at beginning of period	3,337,835	5,537,776

Cash and cash equivalents at end of period	$2,082,983	$9,993,258

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$264,532	$235,310

Income taxes	$—	$4,488

Non cash investing activities:
Transfer of property and equipment to asset held for sale	$11,880,837	$—
Asset held for sale	(11,880,837)	—

	$—	$—

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

May 31, 2006

(reviewed)

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $2.1 million and $3.3 million for the quarters ended May 31, 2006 and 2005, respectively, and $8.6 million and $11.1 million for the nine months ended May 31, 2006 and 2005, respectively. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2005. Operating results for the quarter ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ending August 31, 2006.

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

General

As of May 31, 2006, the Company operated two facilities in the Houston metropolitan area (Pasadena and West Houston Facilities), and one each in the Dallas-Fort Worth area (Garland Facility) and in Baton Rouge (Baton Rouge Facility). Dynacq also owns a 70% equity interest in a joint venture formed under the laws of the Peoples Republic of China (the “DeAn Joint Venture”) to construct, own, and operate a hospital in Shanghai, China. The DeAn Joint Venture is currently negotiating a contract for the construction of the hospital.

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

Sale of Shares

Beginning May 12, 2006, the Company offered for sale shares of its common stock to a limited number of accredited investors in a private placement at a purchase price of $1.54 per share. As of May 31, 2006, an aggregate of 409,143 shares had been purchased in the private placement, resulting in sale proceeds to Dynacq of $630,080. The shares are restricted securities which may not be offered or sold publicly in the United States except pursuant to the effectiveness of a registration statement or an applicable exemption from the registration requirements of the Securities Act.

Stock Based Compensation

The Company’s 1995 Non-Qualified Stock Option Plan and the Year 2000 Stock Incentive Plan (the “Plans”) provide for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 6,000,000 shares of common stock for future issuance under the Plans. As of May 31, 2006, there remain 3,379,836 shares which can be issued under the Plans, after giving effect to stock splits and shares issued under the Plans. All awards previously granted to employees under the Plans have been stock options, primarily intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”). The Plans also permit stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

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

For the quarter ended May 31, 2006, there were no equity-based compensation awards granted. Generally, options granted become exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after ten years. All of the outstanding stock options are vested as of August 31, 2005. The following table summarizes the stock option activities for the nine months ended May 31, 2006 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, August 31, 2005	1,491	$5.27	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired or canceled	(445)	4.64	—	—

Outstanding, May 31, 2006	1,046	$5.54	—	—

Additional information relating to the Plans at May 31, 2006 and August 31, 2005 is as follows (in thousands):

	May 31, 2006	August 31, 2005
Options exercisable	1,046	1,491
Options available for grant and reserved common stock shares for stock option plans	3,380	2,935

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

Had the Company accounted for stock-based compensation plans using the fair value based accounting method described by SFAS No. 123 for the periods prior to fiscal year 2006, the Company’s diluted net loss per common share–basic and diluted for the three-month and nine-month periods ended May 31, 2005, would have approximated the following:

	Three-months ended May 31, 2005	Nine-months ended May 31, 2005
Net loss as reported	$(913,182)	$(2,852,361)
Add: stock-based compensation costs included in reported net income, net of taxes	—	310,227
Deduct: stock based compensation costs, net of taxes under SFAS 123	(141,834)	(425,502)

Pro forma net loss	$(1,055,016)	$(2,967,636)

Per share information:
Basic, as reported	$(0.06)	$(0.19)
Basic, pro forma	(0.07)	(0.20)
Diluted, as reported	(0.06)	(0.19)
Diluted, pro forma	(0.07)	(0.20)

On August 31, 2005 the Compensation Committee accelerated the vesting of all then outstanding stock options, and extended the exercise date of a stock option for an executive officer, primarily to avoid recognizing in its income statement approximately $1,874,000 in associated compensation expense in future periods, of which approximately $824,000 would have been recognized in fiscal year 2006 as a result of the adoption of SFAS No. 123(R). Unvested stock options to purchase 979,173 shares, of which 100,000 are held by an executive officer, became exercisable as a result of the vesting acceleration. The Compensation Committee also extended the exercise date for vested stock options to purchase 197,500 shares held by another executive officer of the Company. The Company recorded approximately $138,000 non-cash compensation charge as a result of these actions, of which approximately $35,000 is related to the excess of the intrinsic value over the fair market value of the Company’s stock on the acceleration date of those options that would have been forfeited or expired unexercised had the vesting not been accelerated, and approximately $103,000 is related to the excess of the intrinsic value over the fair market value of the Company’s stock on the date of extension of the exercise date of those options that would have been forfeited or expired unexercised had the exercise date not been extended. In determining the forfeiture rates of the stock options, the Company reviewed the current employee turnover rate, the unvested options’ original life, time remaining to vest and whether these options were held by officers of the Company. The compensation charge will be adjusted in future period financial results as actual forfeitures are realized. For the three and nine months ended May 31, 2006, there were no material changes in actual forfeitures from estimates.

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

Revenue Recognition Policy

Historically, the Company has not participated in managed care contracts. However, during the quarter ended November 30, 2005, the Company began participation in certain managed care contracts and anticipates entering into additional contracts in the future. So far these contracts have not resulted in any meaningful patient revenues. The Company records revenue pursuant to the following policy. The Company has established billing rates for its medical services which it bills as gross revenue as services are delivered. Gross billed revenues are then reduced by the Company’s estimate of the discount (contractual allowance) to arrive at net patient service revenues. Net patient service revenues are based on historical cash collections as discussed below and may not represent amounts ultimately expected to be collected. At such time as the Company can determine that ultimate collections have exceeded or have been less than the revenue recorded on a group of accounts, additional revenue or reduction in revenue is recorded.

Contractual Allowance

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months to gross billed revenue on a case-by-case basis by operating facility. This ratio of cash collections to billed services is then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for the three and nine months ended May 31, 2006 and 2005:

	Three months ended May 31,		Nine months ended May 31,
	2006	2005	2006	2005
Gross billed charges	$25,324,163	$29,413,291	$75,878,302	$93,216,509
Contractual allowance	14,787,680	15,884,897	43,692,689	50,331,584

Net revenue	$10,536,483	$13,528,394	$32,185,613	$42,884,925

Contractual allowance percentage	58%	54%	58%	54%

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

The MDR process is an established reimbursement resolution process available to providers of healthcare services under the regulations guiding reimbursement for services provided to injured workers in the state of Texas. Accounts generally do not become subject to the MDR process prior to being outstanding for at least 90 days subsequent to patient discharge. For medical services provided to injured workers in the state of Texas, the MDR process is specifically based upon the administrative and statutory regulations promulgated by the Texas Labor Code, the Texas Administrative Code and the Texas Insurance Code. The Company, in conjunction with most of the Texas hospital medical providers, continues its efforts to resolve the pending claims regarding payment for the treatment of injured workers under the Texas workers compensation laws.

The Company has a significant number of reimbursement disputes where the MDR decision was unsatisfactory to either the insurance carrier or us, and these decisions have subsequently been appealed to the State Office of Administrative Hearings (SOAH) or district court. Many of these cases involve the “stop-loss” rule governing reimbursement to providers. The Company is pursuing these cases aggressively; however the number of cases that the Company has in the dispute resolution process continues to grow, and payment on many of these cases will not be made until certain standards currently in dispute are established. During the last 60 days, significant progress occurred in the resolution of the legal issues controlling these claims. Both the Travis County District Court and the SOAH have scheduled hearings directly targeting the issues in controversy for August and September of this year. The State Department of Insurance, through the office of the Texas Attorney General, has taken a position at least partially supporting the claims made by the Company and other Texas hospitals.

The delays caused by the unexpected and extended abatements of the SOAH proceedings for both the inpatient and outpatient cases have added significantly to the age of accounts receivable for these types of services. If these disputes are ultimately resolved against the Company’s positions, it may have a material adverse effect on the financial statements.

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

Minority Interests

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 2.14% to 10% at May 31, 2006).

Comprehensive Loss

Comprehensive loss for the three and nine month periods ended May 31, 2006 and 2005 is as follows:

	Three months ended May 31,		Nine months ended May 31,
	2006	2005	2006	2005
Net loss	$(818,112)	$(913,182)	$(4,668,116)	$(2,852,361)
Foreign currency translation adjustment, net of taxes of $-0-	1,600	—	28,938	—

Comprehensive loss	$(816,512)	$(913,182)	$(4,639,178)	$(2,852,361)

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

In the second quarter of 2004, eight class action lawsuits were filed in the United States District Court for the Southern District of Texas alleging federal securities law causes of action against the Company and various current and former officers and directors. The plaintiffs were persons who purchased shares of the Company’s common stock on the open market generally during the period of January 14, 2003 through December 18, 2003. Under the procedures of the Private Securities Litigation Reform Act, the Court consolidated the actions and appointed lead plaintiffs in the matter. An amended complaint was filed on June 30, 2004, asserting a class period of November 27, 2002, through December 19, 2003 and naming additional defendants, including Ernst & Young, LLP, the Company’s prior auditors. The amended complaint sought certification as a class action and alleged that the defendants violated Sections 10(b), 20(a), 20(A), and Rule 10b-5 under the Exchange Act by publishing materially misleading financial statements that did not comply with generally accepted accounting principles, making materially false or misleading statements or omissions regarding revenues and receivables, operations and financial results, and engaging in an intentional fraudulent scheme aimed at inflating the value of Dynacq’s stock. After the Company filed its Form 10-K for fiscal 2003 on July 30, 2004, the plaintiffs filed a Second Amended Consolidated Class Action Complaint on September 30, 2004. All defendants filed motions to dismiss the complaint. The plaintiffs voluntarily dismissed two of the former officers from the case. The Court dismissed the claims against one former officer and Ernst & Young, LLP, but denied the motions to dismiss of the Company and two current officers who are defendants. The Court denied the Company’s and those two officers’ motion for reconsideration of the denial of their motions to dismiss. The Company and the two current officers filed an answer on September 30, 2005. The parties participated in a mediation of the case on April 17, 2006. The mediation has not resulted in a settlement. A hearing on plaintiffs’ motion for class certification, which the Company and the two current officers oppose, is scheduled for July 21, 2006. Trial is scheduled to begin on November 6, 2006. The Company is vigorously defending against these claims. The Company cannot predict the ultimate outcome of the lawsuit or whether the lawsuit will have a material adverse affect on the Company’s financial condition.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our facilities’ fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Revenue Recognition – Accounts Receivable, as well as Business – Government Regulation – Texas and Louisiana Workers’ Compensation Systems and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue Recognition – Accounts Receivable in our Form 10-K for the fiscal year ended

August 31, 2005, for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Subsequent Events

Dynacq was required to make a contribution to the DeAn Joint Venture of approximately $2.11 million on June 2, 2006 (previously reported to be due March 31, 2006). That payment was not made, resulting in a technical default under the Joint Venture Agreement. Dynacq has received no notice of default under the Joint Venture Agreement or demand for this payment, and the Chinese government has not yet made payments due by it under the Joint Venture Agreement. The remedies for failure to make a payment under the Joint Venture Agreement are that the venturer will lose its right to vote on joint venture matters and may need to provide additional capital in order for the joint venture to maintain its qualification to do business. Dynacq is negotiating with the Chinese government for a new timetable for the payment by both joint venturers of the amounts due under the Joint Venture Agreement or for the sale by the government of its interest in the DeAn Joint Venture to a third party.

Beginning May 12, 2006, the Company offered for sale shares of its common stock to a limited number of accredited investors in a private placement at a purchase price of $1.54 per share. In addition to the 409,143 shares sold by the end of the fiscal quarter on May 31, 2006 for sale proceeds of $630,080, an additional 480,000 shares have been sold since that date, resulting in an additional $739,200 in sale proceeds. The shares are restricted securities which may not be offered or sold publicly in the United States except pursuant to the effectiveness of a registration statement or an applicable exemption from the registration requirements of the Securities Act.

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

Executive Summary

During the fiscal quarter ended May 31, 2006, we continued to incur loss from operations. We were, and continue to be, actively engaged in efforts to recruit new physicians to the staff at each facility in an effort to increase the number of procedures. However, such efforts have been hampered by factors outside the Company’s control, including competition for specialized surgeons and poor reimbursement by workers compensation insurance payers at a rate which is below the Texas Workers’ Compensation Commission fee guidelines. We commenced our new bariatric programs at each facility and continue to concentrate on orthopedic surgeries to increase our utilization rate. Even though our facilities experienced an increase in procedures, such increases were generally in outpatient procedures that typically have a lower reimbursement rate than inpatient procedures. We have continued to seek reductions in operating expenses at each facility. Further, the delays caused by the reimbursement procedures associated with the MDR process have increased our collection costs and legal expenses related to the collection process. If we are not able to continue to reduce operating costs and increase the results of our marketing programs at each of the facilities, we will continue to incur increased losses at least through the end of fiscal 2006.

Net Patient Service Revenues

Net patient service revenues declined $2,991,911 from the third fiscal quarter of 2005, primarily as a result of an overall decline in the net patient service revenue per case. In the quarter ended May 31, 2006, all the facilities performed more procedures than in the quarter ended May 31, 2005, but these procedures were in outpatient procedures typically having a lower reimbursement rate than inpatient procedures.

Costs and Expenses

Costs and expenses declined as the Company continued to make a concerted effort to reduce employee costs and expenses as well as other operating expenses.

Marketing

We implemented new bariatric or weight control programs at the Pasadena and Baton Rouge Facilities in the first quarter of fiscal 2006 and at the Garland Facility in the second quarter of fiscal 2006, to replace the former bariatric programs at those facilities and to reduce costs associated with the outside vendor programs. The new bariatric programs have resulted in some bariatric cases, however, the programs are still in the early stages of development, and the number of case loads generated will have to improve substantially for such programs to become profitable.

Accounts Receivable

Historically the Company has not participated in managed care contracts. However, the Company began participation in certain managed care contracts in the first quarter of fiscal 2006 and anticipates entering into additional contracts in the future. So far these contracts have not resulted in any meaningful patient revenues.

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

The MDR process is an established reimbursement resolution process available to providers of healthcare services under the regulations guiding reimbursement for services provided to injured workers in the state of Texas. Accounts generally do not become subject to the MDR process prior to being outstanding for at least 90 days subsequent to patient discharge. For medical services provided to injured workers in the state of Texas, the MDR process is specifically based upon the administrative and statutory regulations promulgated by the Texas Labor Code, the Texas Administrative Code and the Texas Insurance Code. The Company, in conjunction with most of the Texas hospital medical providers, continues its efforts to resolve the pending claims regarding payment for the treatment of injured workers under the Texas workers compensation laws.

The Company has a significant number of reimbursement disputes where the MDR decision was unsatisfactory to either the insurance carrier or us, and these decisions have subsequently been appealed to the State Office of Administrative Hearings (SOAH) or district court. Many of these cases involve the “stop-loss” rule governing reimbursement to providers. The Company is pursuing these cases aggressively; however the number of cases that the Company has in the dispute resolution process continues to grow, and payment on many of these cases will not be made until certain standards currently in dispute are established. During the last 60 days, significant progress occurred in the resolution of the legal issues controlling these claims. Both the Travis County District Court and the SOAH have scheduled hearings directly targeting the issues in controversy for August and September of this year. The State Department of Insurance, through the office of the Texas Attorney General, has taken a position at least partially supporting the claims made by the Company and other Texas hospitals.

The delays caused by the unexpected and extended abatements of the SOAH proceedings for both the inpatient and outpatient cases have added significantly to the age of accounts receivable for these types of services. If these disputes are ultimately resolved against the Company’s positions, it may have a material adverse effect on the financial statements.

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

We implemented new bariatric or weight control programs at the Pasadena and Baton Rouge Facilities in the first quarter of fiscal 2006 and at the Garland Facility in the second quarter of fiscal 2006, to replace the former bariatric programs at those facilities and to reduce costs associated with outside vendor programs. Our new programs provide or contract for marketing, pre-authorization and follow up support services to prospective bariatric patients in areas serviced by the Pasadena, Garland or Baton Rouge Facilities. The new bariatric programs have resulted in some bariatric cases, however, the programs are still in the early stages of development, and the number of case loads generated will have to improve substantially for such programs to become profitable.

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

Results of Operations

	Three months ended May 31,				Nine months ended May 31,
	2006		2005		2006		2005
Net patient service revenue	$10,536,483	100%	$13,528,394	100%	$32,185,613	100%	$42,884,925	100%

Costs and expenses:
Compensation and benefits	3,533,381	34	4,613,660	34	11,203,540	35	14,356,444	33
Medical services and supplies	2,406,980	23	2,580,017	19	6,549,727	20	7,941,084	19
Other operating expenses	4,570,859	43	6,567,975	49	16,316,010	51	21,368,782	50
Provision for uncollectible accounts	110,027	1	117,984	1	350,675	1	334,193	1
Loss on disposal of assets	—	—	—	—	228,330	1	—	—
Depreciation and amortization	981,334	9	1,030,102	8	2,990,991	9	3,130,767	7

Total costs and expenses	11,602,581	110	14,909,738	110	37,639,273	117	47,131,270	110

Loss from operations	(1,066,098)	(10)	(1,381,344)	(10)	(5,453,660)	(17)	(4,246,345)	(10)

Loss before income taxes and minority interests	(810,307)	(8)	(1,228,080)	(9)	(5,292,138)	(16)	(3,909,710)	(9)
Income tax benefit	—	—	270,654	2	629,293	2	894,746	2
Minority interest in loss (earnings)	(7,805)	—	44,244	—	(5,271)	—	162,603	—

Net loss	$(818,112)	(8)%	$(913,182)	(7)%	$(4,668,116)	(15)%	$(2,852,361)	(7)%

Operational statistics (Number of procedures):
Inpatient:
Bariatrics	106		98		300		332
Orthopedics	67		103		222		516
Other	46		25		121		93

Total inpatient procedures	219		226		643		941

Outpatient:
Orthopedics	85		135		268		346
Other	733		475		1,997		1,635

Total outpatient procedures	818		610		2,265		1,981

Total procedures	1,037		836		2,908		2,922

Three Months Ended May 31, 2006 Compared to the Three Months Ended May 31, 2005

Net patient service revenue decreased by $2,991,911 or 22% from $13,528,394 to $10,536,483, and total surgical cases increased by 24% from 836 cases to 1,037 cases for the quarters ended May 31, 2005 and 2006, respectively. Following are the changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase/(decrease) from 2005 to 2006
Facility	Net patient service revenue	Cases
Pasadena	(40)%	22%
Baton Rouge	(31)	51
Garland	51	8
Overall	(22)	24

The net patient service revenue per case declined $6,022 or 37% from $16,182 in 2005 to $10,160 in 2006. Although the number of procedures at our facilities increased, the bulk of the increase is in outpatient cases. The decline in net patient service revenue per case was the result of the increased number of outpatient cases that typically have a lower average reimbursement per procedure. In addition, decreases in net patient service revenue per case were attributable to a change in the surgical mix of cases.

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months to gross billed revenue on a case-by-case basis by operating facility. In compliance with this revenue recognition policy, due to slower collections on the receivables associated with the workers’ compensation dispute resolution process, the Company’s contractual allowance as a percentage of gross patient revenue has increased from 54% for the quarter ended May 31, 2005 to 58% for the quarter ended May 31, 2006.

Total costs and expenses decreased by $3,307,157 or 22% from $14,909,738 in 2005 to $11,602,581 in 2006. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased $1,080,279 or 23%. The Company made a concerted effort to reduce employee costs and expenses to match the decline in revenue.

•	Medical services and supplies expenses decreased $173,037 or 7%, while the number of surgery cases increased 24%. The decrease in medical services and supplies expense was due to an increase in outpatient cases, which typically require less medical supplies, from 73% to 79% of total number of cases from 2005 to 2006.

•	Other operating expenses decreased by $1,997,116 or 30%. During the current quarter, the Company continued to make efforts to reduce other operating expenses to match the decline in revenue.

The income tax benefit of the net operating loss does not have the expected relationship to net loss due to the Company’s utilization of operating loss carry backs in prior years and the uncertainty of realization of operating loss carry forwards in future years.

Although we have been actively engaged in efforts to recruit new physicians to the staff at each facility in an effort to increase the number of procedures, those efforts have not yet resulted in an increase in revenues, and we do not currently expect our financial results to improve dramatically in the near future. Any failure to attract and retain on the staffs of our hospitals physicians whose referrals would result in the increase of procedures could have an adverse impact on our financial condition. If we are not able to continue to reduce operating costs and increase the utilization of our facilities through our new bariatric programs and similar efforts, we will continue to incur losses in increasing amounts at least through the end of fiscal 2006.

Nine Months Ended May 31, 2006 Compared to the Nine Months Ended May 31, 2005

Net patient service revenue decreased by $10,699,312 or 25% from $42,884,925 to $32,185,613, and total surgical cases decreased by 14 cases from 2,922 cases to 2,908 cases for the nine months ended May 31, 2005 and 2006, respectively. Following are the changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase/(decrease) from 2005 to 2006
Facility	Net patient service revenue	Cases
Pasadena	(32)%	16%
Baton Rouge	(42)	19
Garland	27	(32)
Overall	(25)	(0)

The net patient service revenue per case declined $3,609 or 25% from $14,677 in 2005 to $11,068 in 2006. Although the number of procedures at our facilities remained consistent between the two periods, the decline in net patient service revenue per case was the result of the increased number of outpatient cases that typically have a lower average reimbursement per procedure. In addition, decreases in net patient service revenue per case were attributable to a change in the surgical mix of cases.

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months to gross billed revenue on a case-by-case basis by operating facility. In compliance with this revenue recognition policy, due to slower collections on the receivables associated with the workers’ compensation dispute resolution process, the Company’s contractual allowance as a percentage of gross patient revenue has increased from 54% for the nine months ended May 31, 2005 to 58% for the nine months ended May 31, 2006.

Total costs and expenses decreased by $9,491,997 or 20% from $47,131,270 in 2005 to $37,639,273 in 2006. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased $3,152,904 or 22%. The Company made a concerted effort to reduce employee costs and expenses to match the decline in revenue. In 2005, there was a $431,821 non-cash pre-tax compensation expense related to a former employee’s incentive stock options previously granted. Setting aside this non-cash expense, the decrease in compensation and benefits was 20%.

•	Medical services and supplies expenses decreased $1,391,357 or 18%, while the number of surgery cases remained flat. The decrease in medical services and supplies expense was due to an overall increase in outpatient cases, which typically require less medical supplies, from 68% to 78% of total number of cases from 2005 to 2006.

•	Other operating expenses decreased by $5,052,772 or 24%. In 2005, the Company incurred increased legal and accounting fee expenses, including $864,720 for bankruptcy fees and expenses and a $400,000 accrual for a lawsuit settlement. Setting aside these expenses, the decrease in other operating expenses was 19%. The Company continues to make efforts to reduce other operating expenses to match the decline in revenue. However, due to fixed overhead and operating expense, as well as time required to implement cost cutting measures, the decline in operating expenses did not match the decline in revenue.

The income tax benefit of the net operating loss does not have the expected relationship to net loss due to the Company’s utilization of operating loss carry backs in prior years and the uncertainty of realization of operating loss carry forwards in future years.

Although we have been actively engaged in efforts to recruit new physicians to the staff at each facility in an effort to increase the number of procedures, those efforts have not yet resulted in an increase in revenues, and we do not currently expect our financial results to improve dramatically in the near future. Any failure to attract and retain on the staffs of our hospitals physicians whose referrals would result in the increase of procedures could have an adverse impact on our financial condition. If we are not able to continue to reduce operating costs and increase the utilization of our facilities through our new bariatric programs and similar efforts, we will continue to incur losses in increasing amounts at least through the end of fiscal 2006.

Liquidity and Capital Resources

Our 2005 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Total cash flow used in operating activities was $2,658,294 during the period ended May 31, 2006, primarily due to a net loss of $4,668,116, an increase in accounts receivable of $3,317,319 due to slower collection on MDR accounts, and a $808,708 increase in restricted cash, partially offset by depreciation and amortization of $2,990,991 and general increases resulting from changes in prepaid expenses, accounts payable and accrued liabilities and collections of income tax receivables. Due to continued negative cash flows from operating activities, in order to meet the cash needs of the Company’s day to day activities, the Company had a private placement of restricted stock, and raised $630,080 during the third quarter of the current year, and subsequent to that an additional $739,200 in the month of June 2006. See related disclosure under the caption “Sale of Shares”—Notes to Consolidated Financial Statement for further details, and also discussion below under “Cash flow from financing activities”.

Cash flow from investing activities

Total cash flow used in investing activities was $157,348 during the current period.

Cash flow from financing activities

Total cash flow provided by financing activities was $1,554,492 during the current period. During the nine months ended May 31, 2006, the Company borrowed $1,034,594 under its Credit Agreement. Due to continued negative cash flows from operating activities, in order to meet the cash needs of the Company’s day to day activities, the Company had a private placement of restricted stock, and raised $630,080 during the third quarter of the current year, and subsequent to that an additional $739,200 in the month of June 2006. See related disclosure under the caption “Sale of Shares”—Notes to Consolidated Financial Statement for further details, and also discussion above under “Cash flow from operating activities”.

The Company had working capital of $228,099 as of May 31, 2006, and a current ratio of approximately 1.02 to 1.

The Company and certain of its subsidiaries on May 27, 2005 entered into a Credit and Security Agreement (the “Credit Agreement”) with Merrill Lynch Capital for a new five-year revolving credit facility for up to $10 million, subject to a borrowing base based on eligible accounts receivable and further subject to a $2 million reserve until satisfaction of certain conditions. As of May 31, 2006, the Company had drawn $5.3 million of approximately $6.3 million available to it under the Credit Agreement based on its borrowing base at that date. The Company’s obligations are secured by a first priority security interest in all existing and future accounts receivable and accounts receivable-related items, other assets and deposit accounts of certain subsidiaries, a pledge of 75% of equity interest in the operating entities of the Garland and Pasadena Facilities and a negative pledge for the equity interests in the Company and other subsidiaries. The real estate holding subsidiaries of Dynacq are not borrowers under the Credit Agreement, and their real estate and equipment assets are not pledged to secure the obligations under such facility.

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

As of July 11, 2006, the Company had approximately $2.1 million cash balance. As of July 11, 2006, the Company had drawn $883,000 in the fourth quarter and had an additional $1.5 million available under the Credit Agreement based on its borrowing base on that date. The availability of borrowings under our Credit Agreement is subject to various conditions as mentioned above.

We believe we will be able to meet our ongoing liquidity and cash needs through the combination of available cash, cash flow from operations, proceeds from sales of assets, and borrowings under our Credit Agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to the Company’s operations result primarily from changes in interest rates as well as credit risk concentrations. Except for the capital contributions of approximately $4.3 million to the DeAn Joint Venture (including the approximately $604,000 deposit for the lease of land in Shanghai, China), and the required contributions in aggregate of $4.2 million, the majority of which are in local currency, all of the Company’s contracts are denominated in US dollars and, therefore, the Company has no significant foreign currency risk.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on funded debt. The Company had drawn approximately $5.3 million as of May 31, 2006 from its five-year revolving credit facility. The balance owed under the facility as July 11, 2006 was approximately $6.2 million. Borrowings under the facility bear interest at variable rates based on the LIBOR rate plus 2.85%. Based on the amount outstanding, a 100 basis point change in the applicable interest rates would not have a material impact on the Company’s annual cash flow or income.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of May 31, 2006. Based on that evaluation, we believe that, as of May 31, 2006, our internal control over financial reporting is effective.

Subsequent to the evaluation and through the date of this filing of Form 10-Q for fiscal quarter ending May 31, 2006, there have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the second quarter of 2004, eight class action lawsuits were filed in the United States District Court for the Southern District of Texas alleging federal securities law causes of action against the Company and various current and former officers and directors. The plaintiffs were persons who purchased shares of the Company’s common stock on the open market generally during the period of January 14, 2003 through December 18, 2003. Under the procedures of the Private Securities Litigation Reform Act, the Court consolidated the actions and appointed lead plaintiffs in the matter. An amended complaint was filed on June 30, 2004, asserting a class period of November 27, 2002, through December 19, 2003 and naming additional defendants, including Ernst & Young, LLP, the Company’s prior auditors. The amended complaint sought certification as a class action and alleged that the defendants violated Sections 10(b), 20(a), 20(A), and Rule 10b-5 under the Exchange Act by publishing materially misleading financial statements that did not comply with generally accepted accounting principles, making materially false or misleading statements or omissions regarding revenues and receivables, operations and financial results, and engaging in an intentional fraudulent scheme aimed at inflating the value of Dynacq’s stock. After the Company filed its Form 10-K for fiscal 2003 on July 30, 2004, the plaintiffs filed a Second Amended Consolidated Class Action Complaint on September 30, 2004. All defendants filed motions to dismiss the complaint. The plaintiffs voluntarily dismissed two of the former officers from the case. The Court dismissed the claims against one former officer and Ernst & Young, LLP, but denied the motions to dismiss of the Company and two current officers who are defendants. The Court denied the Company’s and those two officers’ motion for reconsideration of the denial of their motions to dismiss. The Company and the two current officers filed an answer on September 30, 2005. The parties participated in a mediation of the case on April 17, 2006. The mediation has not resulted in a settlement. A hearing on plaintiffs’ motion for class certification, which the Company and the two current officers oppose, is scheduled for July 21, 2006. Trial is scheduled to begin on November 6, 2006. The Company is vigorously defending against these claims. The Company cannot predict the ultimate outcome of the lawsuit or whether the lawsuit will have a material adverse affect on the Company’s financial condition.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our facilities’ fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Revenue Recognition – Accounts Receivable, as well as Business – Government Regulation – Texas and Louisiana Workers’ Compensation systems and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue Recognition – Accounts Receivable in our Form 10-K for the fiscal year ended August 31, 2005, for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

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

Our revenues may continue to decrease due to a reduction in payments from third-party payers, a shift in the surgical mix and/or other circumstances over which we have no control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company sold 889,143 shares of its common stock to eight investors, each of whom was an accredited investor, in a private placement at a purchase price of $1.54 per share, pursuant to Stock Purchase and Subscription Agreements entered into between Dynacq and each of such investors. Prior to the end of the fiscal quarter on May 31, 2006, an aggregate of 409,143 shares were purchased for sale proceeds of $630,080, and after that date an additional 480,000 shares were purchased for sale proceeds of $739,200, resulting in aggregate proceeds to Dynacq of $1,369,280.

The Shares were offered and sold in private transactions in accordance with Section 4(2) and Regulation D of the Securities Act and the rules and regulations promulgated thereunder, based on each of the investor’s investment representations and position as an “accredited investor”, as such term is defined in Rule 501 under the Securities Act. The sales were made without the use of an underwriter or selling agent, so no underwriting discounts or commissions were paid.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

As reported on Form 8-K filed by the Company with the SEC on June 8, 2006, Dynacq was required to make a contribution to the DeAn Joint Venture of approximately $2.11 million on June 2, 2006 (previously reported to be due March 31, 2006). That payment was not made, resulting in a technical default under the Joint Venture Agreement. Dynacq has received no notice of default under the Joint Venture Agreement or demand for this payment, and the Chinese government has not yet made payments due by it under the Joint Venture Agreement. The remedies for failure to make a payment under the Joint Venture Agreement are that the venturer will lose its right to vote on joint venture matters and may need to provide additional capital in order for the joint venture to maintain its qualification to do business. Dynacq is negotiating with the Chinese government for a new timetable for the payment by both joint venturers of the amounts due under the Joint Venture Agreement or for the sale by the government of its interest in the DeAn Joint Venture to a third party.

Item 6. Exhibits.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 10.1	Stock Purchase and Subscription Agreement between Dynacq Healthcare, Inc. and the subscribers thereto

Exhibit 15.1	Awareness Letter of Killman, Murrell & Company, P.C.

Exhibit 23.1	Consent of Killman, Murrell & Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNACQ HEALTHCARE, INC.

Date: July 14, 2006	By:	/s/ Chiu M. Chan
Chiu M. Chan
Chief Executive Officer
(duly authorized officer)

Date: July 14, 2006	By:	/s/ Philip S. Chan
Philip S. Chan
Chief Financial Officer
(principal financial and accounting officer)

INDEX OF EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 10.1	Stock Purchase and Subscription Agreement between Dynacq Healthcare, Inc. and the subscribers thereto

Exhibit 15.1	Awareness Letter of Killman, Murrell & Company, P.C.

Exhibit 23.1	Consent of Killman, Murrell & Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.