Form 10-K
period 2006-08-31
DYNACQ HEALTHCARE INC
filed 2006-11-21
CIK 890908

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 000-21574

DYNACQ HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0375477
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10304 Interstate 10 East, Suite 369, Houston, Texas	77029
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 378-2000

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	NASDAQ

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 28, 2006 was $18,626,110. As of November 13, 2006, the registrant had 15,740,711 shares of common stock outstanding.

Documents Incorporated by Reference:

Portions of the definitive proxy statement relating to the 2006 Annual Meeting of Shareholders of the Company, which will be filed with the Commission by December 29, 2006, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I

This annual report on Form 10-K contains forward-looking statements regarding future events and our future financial performance. Words such as “expects,” “intends,” “forecasts,” “projects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act. All forward-looking statements are based on our current beliefs as well as assumptions made by and information currently available to us. These statements reflect our current views with respect to future events. Important factors that could cause actual results to materially differ from our current expectations include the risks and uncertainties described in Item 1A. Risk Factors below. Please read the following discussion of the results of our business and our operations and financial condition and the risk factors along with our consolidated financial statements, including the notes, included in this annual report on Form 10-K.

Item 1. Business.

General

Dynacq Healthcare, Inc., a Delaware corporation, is a holding company that through its subsidiaries develops and manages general acute care hospitals that principally provide specialized surgeries. The Company’s business strategy is to develop and operate general acute care hospitals designed to handle specialized surgeries such as bariatric, orthopedic and neuro-spine surgeries. Certain of the Company’s facilities also provide fertility, sleep laboratory and pain management services, as well as minor emergency treatment services and ear, nose and throat services. The Company’s hospitals include operating rooms, pre- and post-operative space, intensive care units, nursing units and diagnostic facilities, as well as adjacent medical office buildings that lease space to physicians and other healthcare providers. These hospitals are the Vista Medical Center Hospital in Pasadena, Texas, near Houston (the “Pasadena Facility”); Vista Hospital of Dallas (the “Garland Facility”); Vista Surgical Hospital of Baton Rouge (the “Baton Rouge Facility”); and an outpatient surgery center, Vista Surgical Center West (the “West Houston Facility”).

The Company owns a 70% equity interest in Shanghai DeAn Hospital, a joint venture formed under the laws of the People’s Republic of China (the “DeAn Joint Venture”). On May 16, 2005, the DeAn Joint Venture entered into land use agreements with the Chinese Government, under which it leased, for a term of 50 years, approximately 28.88 acres of government-owned land in Shanghai, China on which a hospital will be constructed to be owned and operated by the DeAn Joint Venture. Work on clearing and preparing the land for construction including constructing a peripheral wall, commenced in October 2005. The DeAn Joint Venture is currently negotiating a contract for the construction of the hospital, referred to herein as the “China Project”.

Except for emergency room patients, surgeries at our facilities are typically pre-certified or pre-authorized by the insurance carriers. The bulk of the surgeries are either covered by workers’ compensation insurance or by commercial insurers on an out-of-network health plan basis. Historically the Company has not participated in managed care contracts and has not received a substantial amount of reimbursement from Medicare or Medicaid. However, during the first quarter of fiscal 2006, the Company began participation in certain managed care contracts and anticipates entering into additional contracts in the future. To date these contracts have not resulted in any meaningful patient revenues.

The Company, through its affiliates, owns or leases 100% of the real estate for and equipment in its facilities. The Company maintains a majority ownership and controlling interest in all of its operating entities. As of August 31, 2006, the Company owned the following percentages of its operating entities, with the remaining percentages owned by physicians and other healthcare professionals:

Pasadena Facility	98.5%
Garland Facility	97%
Baton Rouge Facility(1)	90%
West Houston Facility(1)	100%

(1)	The assets related to these facilities have been shown as “Assets held for sale” and the operations classified as discontinued operations in the accompanying financial statements. However, the facilities continue to be operated by the Company until such time as they are sold.

The Company was incorporated in Nevada in February 1992. In November 2003, the Company reincorporated in Delaware and changed its name from Dynacq International, Inc. to Dynacq Healthcare, Inc. The terms “Company,” “Dynacq,” “our” or “we” are used herein to refer to Dynacq Healthcare, Inc. and its affiliates unless otherwise stated or indicated by context. The term “affiliates” means direct and indirect subsidiaries of Dynacq Healthcare, Inc. and partnerships and joint ventures in which subsidiaries are general or limited partners or members.

Recent Developments

Assets held for Sale

In 2006, the Company made the decision to sell the assets related to its Baton Rouge and West Houston Facilities. On February 21, 2006, the Company entered into an agreement to sell the Baton Rouge Facility, but the transaction was not consummated and the sales agreement terminated on March 7, 2006. The Company is in the process of retaining the services of brokers to locate buyers for the Baton Rouge and West Houston Facilities and its land in The Woodlands, Texas, and will continue to pursue sales opportunities for those properties. The assets related to these facilities have been classified as “Assets held for sale”. None of these assets is encumbered by secured lien or debt, so all proceeds from the sale of any of those assets, net of selling expenses, would be available to the Company to pursue its business plans, including the China Project.

Changes to the Texas Workers’ Compensation System

The 2005 Texas Legislature substantially revised the workers’ compensation system. One of the significant changes to the system is the implementation of workers’ compensation healthcare networks, which are packaged groups of healthcare providers that an employer or insurance carrier may contract with for the provision of health care services to injured workers. An employer and carrier’s participation in a network is discretionary, but if they choose to utilize a network, employees will be required to seek healthcare from a network healthcare provider. The Texas Division of Workers’ Compensation (formerly the Texas Worker’s Compensation Commission and referred to herein as the TDWC) has adopted rules implementing healthcare networks.

Following the recent procedural changes implemented by the TDWC on September 1, 2005 regarding appeals in the Medical Dispute Resolution (“MDR”) process, the Company has sought judicial review of TDWC’s decisions regarding reimbursement for inpatient and outpatient surgical services at both the administrative level at the State Office of Administrative Hearings (“SOAH”) and at the district court level in the Travis County District Courts. However, these procedural changes, coupled with the uncertainty created by the lack of an accepted interpretation of the stop-loss methodology, have prevented many, if not all, of the stop-loss cases at all levels of the MDR process from moving forward.

However, in July of 2006, the en banc panel which presides over the Consolidated Stop-Loss Docket at SOAH and which consists of nine administrative law judges, issued a schedule establishing deadlines for both the carriers and the providers to submit briefs regarding the stop-loss issue and for scheduling oral argument. The carriers and the providers submitted their respective briefs, and on November 3, 2006 the en banc panel heard the arguments of both the carriers and providers, but has not issued a decision regarding the stop-loss issue. Inpatient stop-loss cases pending at SOAH and in the Travis County District Courts are currently awaiting a decision by the en banc panel and final interpretation of the stop-loss methodology. The Travis County District Court has suggested that it will wait for a decision at SOAH regarding the stop-loss issue.

The MDR process, as it relates to the Company’s outpatient surgical services disputes, has made significant progress in the last 90 days. These cases have been divided into four consolidated dockets, one of which is in the beginning stages of an expedited discovery period, culminating in the scheduling of trial as early as mid-January 2007 for cases with dates of service from 2001-2002.

See “Government Regulation” for additional information.

Private Placement

In May 2006, the Company offered for sale shares of its common stock to a limited number of accredited investors in a private placement at a purchase price of $1.54 per share, which was 70% of the market price of Company stock on the offering date. A total of 889,143 shares were sold, resulting in sales proceeds of $1,369,280. The shares are restricted securities which may not be offered or sold publicly in the United States except pursuant to the effectiveness of a registration statement or an applicable exemption from the registration requirements of the Securities Act. The sales proceeds were used to meet the cash needs of the Company’s day-to-day operations.

Bariatric Program for Pasadena, Garland and Baton Rouge Facilities

New bariatric or weight control programs were implemented at the Pasadena and Baton Rouge Facilities in the first quarter of fiscal 2006 and at the Garland Facility in the second quarter of fiscal 2006, to replace the former bariatric programs at those facilities and to reduce costs associated with outside vendor programs. Our programs provide or contract for marketing, pre-authorization and follow up support services to prospective bariatric patients in areas serviced by the Pasadena, Garland or Baton Rouge Facilities. The new bariatric programs have resulted in some bariatric cases, however, the programs are still in the early stages of development, and the number of cases generated will have to improve substantially for such programs to become profitable. In August 2006 the Baton Rouge Facility was designated as a Bariatric Center of Excellence by the American Society for Bariatric Surgery (ASBS). The ASBS Center of Excellence designation recognizes surgical programs and surgeons who have demonstrated a track record of favorable short and long-term outcomes in bariatric surgery and have the resources to perform safe bariatric surgeries.

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

Pasadena Facility

At August 31, 2006, the Company owned, through its subsidiaries, a 98.5% partnership interest in the Pasadena Facility operating entity, with the remaining interest owned primarily by physicians and other healthcare professionals. The Pasadena Facility’s areas of practice include orthopedic and general surgery, such as spine and bariatric surgeries, various pain management modalities and other services. The Pasadena Facility represented approximately 57%, 72% and 87% of the Company’s net patient revenues in fiscal years 2006, 2005 and 2004, respectively. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment and, in turn, leases the land, hospital facility and equipment to the hospital operating entity.

Garland Facility

The Garland Facility began performing surgical procedures in November 2003. The areas of practice performed at this facility are orthopedic surgery, bariatric surgery, general surgery and pain management procedures. As of August 31, 2006, the Company owned, through its subsidiaries, a 97% partnership interest in the Garland Facility operating entity, with the remaining interests owned by physicians. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment and, in turn, leases the land, hospital facility and equipment to the hospital operating entity. The Garland Facility represented approximately 43%, 27% and 13% of the Company’s net patient revenues in fiscal years 2006, 2005 and 2004, respectively. The Garland Facility’s first full year of operations was fiscal year 2005.

China Project

On May 16, 2005, the DeAn Joint Venture, of which the Company owns a 70% equity interest, entered into land use agreements with the Chinese government to lease for a term of 50 years approximately 28.88 acres of government-owned land in Shanghai, China. The land is to be used for the China Project.

In accordance with the Land Use Right Agreement, construction of the peripheral walls commenced in October 2005, and the DeAn Joint Venture is currently negotiating a contract for the construction of the hospital. If the hospital is not completed on or before November 16, 2008, the land authority may revoke the land use right without compensation to the DeAn Joint Venture and take over all construction and fixtures on the land. The DeAn Joint Venture may apply to the Jiading Land Bureau for an extension upon the expiration of the land use right, provided that the joint venture has extended its business license over 50 years. If the extension for the land use right is approved by the Land Bureau, the joint venture will need to sign renewed land use right agreements and pay land premiums as required by the Land Bureau. If the joint venture does not apply for an extension of the land use right or the application is rejected, the land use right, as well as the buildings and other site equipment, would be taken back by the government without payment.

The Company is currently required to make contributions to the DeAn Joint Venture of approximately $8.7 million before June 2, 2007 (previously reported as March 31, 2007). Approximately $4.3 million of such amount has been paid by the Company to the DeAn Joint Venture. The Company was required to make a contribution to the DeAn Joint Venture of approximately $2.2 million on June 2, 2006 (previously reported to be due March 31, 2006). That payment was not made, resulting in a technical default under the Joint Venture Agreement. Dynacq has received no notice of default under the Joint Venture Agreement or demand for this payment, and the Chinese government has not yet made payments due by it under the Joint Venture Agreement. The remedies for failure to make a payment under the Joint Venture Agreement are that the venturer will lose its right to vote on joint venture matters and may need to provide additional capital in order for the joint venture to maintain its qualification to do business. The Company is negotiating with the Chinese government for a new timetable for the payment by both joint venturers of the amounts due under the Joint Venture Agreement or for the sale by the government of its interest in the DeAn Joint Venture to a third party.

Baton Rouge Facility

At August 31, 2006, the Company owned, through its subsidiaries, a 90% membership interest in the Baton Rouge Facility operating entity, with the remaining interest owned by physicians. The Baton Rouge Facility’s areas of practice include bariatric surgery, general surgery and cosmetic surgery. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment and, in turn, leases the land, hospital facility and equipment to the hospital operating entity. The Company has made the decision to sell the assets related to its Baton Rouge Facility, and has included it as part of its discontinued operations. The Company is attempting to locate a buyer for the Baton Rouge Facility.

West Houston Facility

The West Houston Facility is a satellite ambulatory surgical center to the Pasadena Facility. The West Houston Facility houses two operating rooms. This facility’s areas of practice include pain management, invitro fertilization and other services. The Company has made the decision to sell the assets related to its West Houston Facility, and has included it as part of its discontinued operations. The Company is attempting to locate a buyer for the West Houston Facility.

Business Growth Strategy

The Company has focused on developing and expanding its surgical services facilities. The Company’s current business strategy involves:

•	Creating and maintaining relationships with quality physicians;

•	Attracting and retaining key management, marketing and operating personnel;

•	Further developing and refining its hospital prototype to, among other things, enhance the facility design of its hospitals to provide efficient, effective, and quality patient care for its current surgical mix as well as additional types of services;

•	Adding new capabilities to its existing hospital campuses;

•	Constructing and developing the China Project; and

•	Entering into contracts with workers’ compensation insurance providers network.

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

Adding New Capabilities to Existing Hospitals

Our overall strategy is to develop and operate hospitals designed to handle complex surgeries. Currently, some of our more complex surgeries include spine and bariatric surgeries for which we have added more surgical equipment. The Company continues to explore the possibility of adding other types of surgical procedures that fit into our business model.

Constructing and developing the China Project

The Company plans to build a general acute care hospital with up to 150 beds and eight surgical suites to perform general and specialized surgeries. The Company plans to attract various medical specialty treatment centers as anchors to the hospital, such as cancer, cardiac catheterization, organ transplant and specialty obstetrics and gynecology, complemented by research and development facilities where American specialists can train local physicians with advanced medical techniques and knowledge. Our master plan for development of the China Project includes the construction with other venturers of hotels, convention facilities and living quarters to accommodate the needs of physicians, surgeons, scholars, patients and their families in the medical center campus. The Company is negotiating construction contracts with local contractors pending the final approval of both the architect and construction plans by the local government in China.

Contracting with workers’ compensation insurance providers

Currently, there are 17 certified networks of workers’ compensation insurance providers and 19 additional networks known to be in the process of certification. The Company is a participant in one network and has applied to become a participant in other certified networks, and will participate in those networks that provide adequate compensation for medical services provided.

Marketing

Our marketing efforts are directed primarily at physicians and other healthcare professionals who are principally responsible for referring patients to our facilities. We market our facilities to physicians by emphasizing the high level of patient satisfaction with our hospitals, the quality and responsiveness of our services and the practice efficiencies provided by our facilities. We believe that providing quality facilities creates a positive environment for patients and physicians. The Company, through its subsidiaries, also has agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective orthopedic and/or bariatric patients in areas serviced by the Pasadena and/or Garland Facilities. These facilities receive orthopedic and bariatric referrals from other sources, and such organizations also refer clients to other area hospitals.

In addition to our arrangements with outside organizations regarding marketing, we have implemented new bariatric or weight control programs at the Pasadena Facility in the first quarter of fiscal 2006 and at the Garland Facility in the second quarter of fiscal 2006, to replace the former bariatric programs at those facilities and to reduce costs associated with outside vendor programs. Our new programs provide or contract for marketing, pre-authorization and follow up support services to prospective bariatric patients in areas serviced by the Pasadena or Garland Facilities.

Competition

Presently, the Company operates in the greater Houston, Texas, Baton Rouge, Louisiana, and Dallas-Fort Worth, Texas metropolitan markets. In each market, the Company competes with other providers, including major acute care hospitals. These entities may have various competitive advantages over the Company, including their community position, capital resources, physician partnerships and proximity to physician office buildings. The Company also encounters competition with other companies for strategic relationships with physicians.

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

Texas and Louisiana Workers’ Compensation Systems

A significant amount of our net revenue results from Texas workers’ compensation claims and to a significantly lesser extent from Louisiana workers’ compensation claims. As such, we are subject to the rules and regulations of the TDWC and the Louisiana Workers’ Compensation Commission.

The 2005 Texas Legislature substantially revised the workers’ compensation system by implementing workers’ compensation healthcare networks. Regulations governing workers’ compensation healthcare networks have recently been adopted. If one of our hospitals chooses to participate in a network, the amount of revenue that will be generated from workers’ compensation claims will be governed by a network contract.

For claims arising prior to the implementation of workers’ compensation networks and out of network claims, the Texas Administrative Code provides the specific methodology and procedure for the payment and denial of medical bills by third-party payers for medical services to injured workers in Texas. Specifically, inpatient and outpatient surgical services are either reimbursed pursuant to the Acute In-Patient Hospital Fee Guideline (“AIHFG”) or at a “fair and reasonable” rate for services in which the fee guideline is not applicable. Should our facility disagree with the amount of reimbursement provided by a third-party payer, we are required to pursue the MDR process at the TDWC to request proper reimbursement for services pursuant to the Texas Labor Code and the Texas Administrative Code. Prior to September 1, 2005, if the MDR process rendered an unsatisfactory determination regarding the amount of reimbursement for our facility’s fees, our facility could appeal the decision to SOAH. After September 1, 2005, our hospitals may seek judicial review of an MDR determination only in the district courts of Travis County, Texas. Although this entire process is lengthy, we request optimal reimbursement for services rendered based upon the utilization of this administrative process. Our Company pursues all avenues of reimbursement allowed under the law as mandated by the legislature and state administrative agencies.

Our Company has a significant number of reimbursement disputes where the MDR decision was unsatisfactory to either the insurance carrier or us, and these decisions have subsequently been appealed to SOAH or district court. These disputes fall loosely into categories of disputes over either inpatient services or outpatient services.

A decision unfavorable to the Company was issued in May of 2006 by an administrative law judge (“ALJ”) at SOAH in a case pending in the stop-loss consolidated docket. That decision was appealed to state district court in May 2006 and may be possibly appealed to the appellate courts. The remaining inpatient cases at SOAH involving the application of the stop-loss methodology had been abated pending the decision in the consolidated docket. In July of 2006, the en banc panel which presides over the Consolidated Stop-Loss Docket at SOAH and which consists of nine administrative law judges, issued a schedule establishing deadlines for both the carriers and the providers to submit briefs regarding the stop-loss issue and for scheduling oral argument. The carriers and the providers submitted their respective briefs, and on November 3, 2006 the en banc panel heard the arguments of both the carriers and providers, but has not yet issued a decision regarding the stop-loss issue. Inpatient stop-loss cases pending at SOAH and in the Travis County District Courts are currently awaiting a decision by the en banc panel and final interpretation of the stop-loss methodology. The Travis County District Court has suggested that it will wait for a decision at SOAH regarding the stop-loss issue.

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

The delays caused by the unexpected and extended abatements of the SOAH proceedings for both the inpatient and outpatient cases have added significantly to the age of our accounts receivable for these types of services. Although we have consistently acted to move the cases forward, we cannot predict the time that it will take for the consolidated dockets to reach final resolution. If these disputes are ultimately resolved against our positions, it will have a material adverse effect on our financial statements.

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

Professional Licensure

Healthcare professionals at our facilities are required to be individually and currently licensed or certified under applicable state law and may be subject to numerous Medicare and Medicaid participation and reimbursement regulations. We take steps to ensure that all independent physicians and our employees and agents have the necessary licenses and certifications with their respective licensing agency. We believe that our employees and agents as well as all independent physicians on staff comply with all applicable state licensure laws.

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

A violation of the privacy standards could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. The final rule also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Effective March 16, 2006, the DHHS adopted final rules for the imposition, by the Secretary of Health and Human Services, of civil monetary penalties on entities that violate the administrative simplification provisions of HIPAA. The final rule amends the existing rules relating to the investigation of noncompliance to make them apply to all of the HIPAA Administrative Simplification rules, rather than exclusively to the privacy standards. It also amends the existing rules relating to the process for imposition of civil money penalties. Among other matters, the final rule clarifies and elaborates upon the investigation process, bases for liability, determination of the penalty amount, grounds for waiver, conduct of the hearing and the appeal process. The act also provides for criminal penalties for violations. We have established a plan and committed the resources necessary to comply with HIPAA. At this time, we anticipate that we will be able to maintain compliance with HIPAA regulations that have been issued and with the proposed regulations. Based on the existing and proposed regulations and anticipated additions and amendments to the regulation, we believe that the cost of our compliance with HIPAA will not have a material adverse effect on our results of operations.

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

Although we believe that our emergency care practices are in compliance with EMTALA requirements, we cannot assure that CMS or others will not assert that our facilities are in violation or predict any modifications that CMS will implement in the future. On May 13, 2004, CMS issued revised interpretive guidelines for surveyors investigating EMTALA complaints that require, in addition to other changes, that hospitals have call coverage that “meets the needs of hospital patients.” Additionally, on August 18, 2006, CMS published changes to Hospital Inpatient Prospective Payment Systems and Fiscal Year 2007 Rates and included changes to the responsibilities of Medicare hospitals in emergency cases under EMTALA. Specifically, the definition of “Labor” is revised to expand the types of health care practitioners who may certify false labor and the responsibilities of hospitals with specialized capabilities to accept transfers of patients are articulated. We cannot predict whether we will be in compliance with any new requirements or interpretive guidelines.

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

Employees

As of October 28, 2006, the Company employed approximately 267 full-time employees and 65 part-time employees, which represents approximately 294 full-time equivalent employees.

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

Item 1A. Risk Factors

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

Risks Related to our Business

We have had a history of losses in recent years.

We have incurred net losses in each of the last three fiscal years, including losses of approximately $5.9 million in 2006, $5.1 million in 2005, and $1.6 million in 2004. Our ability to operate profitably depends on increasing our patient load, expanding our markets, reducing our operating costs and achieving sufficient gross profit margins. There can be no assurances that we will achieve or maintain profitable operations in the future.

Our ability to borrow under our Credit Agreement is limited by our borrowing base.

Our borrowing capacity under our borrowing base credit facility is based on eligible accounts receivable that we generate from operations. As of August 31, 2006, our borrowing capacity under the facility was $8.2 million, and approximately $6.3 million was outstanding on this facility. All of our collections pay down the balance based on the lockbox account. If our collections on accounts receivable or our eligible receivables decline, our ability to borrow additional amounts under this credit facility will be reduced. In that case, we may be unable to fully fund our budgeted amounts for capital expenditures or meet our obligations to our creditors. Our indebtedness under our credit facility is secured by substantially all of our accounts receivable assets. If we are unable to repay all outstanding balances, the lender could proceed against our assets to satisfy our obligations under the credit facility.

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

Our credit facility contains certain covenants that may limit our flexibility and prevent us from taking certain actions.

Our credit facility includes a number of significant restrictive covenants which could adversely affect us by limiting our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy. These covenants limit our ability, without the consent of the lender, to, among other things:

•	incur certain types and amounts of additional debt;

•	consolidate, merge or sell our assets or materially change the nature of our business;

•	pay dividends on capital stock and make restricted payments;

•	make voluntary prepayments, or materially amend the terms, of subordinated debt;

•	enter into certain types of transactions with affiliates;

•	make certain investments;

•	make certain capital expenditures or incur certain rental obligations; and

•	incur certain liens.

Our credit facility also requires us to maintain certain financial ratios and reserves and to satisfy certain financial conditions, several of which may require us to reduce our debt or take some other action in order to comply with the covenants. If we fail to comply with these covenants, we could be in default. In the event of a default, our lender could elect to declare all the amounts borrowed, together with accrued and unpaid interest, to be due and payable. In addition, the lender could elect to terminate its commitment to us, and we or one or more of our subsidiaries could be forced into liquidation or bankruptcy. Any of the foregoing consequences could restrict our ability to execute our business strategy.

A significant percentage of our revenues are generated through relatively few physicians.

For the fiscal year ended August 31, 2006, approximately 79% of our gross revenues were generated from 14 surgeons, primarily in our Pasadena Facility. For the fiscal year ended August 31, 2005, approximately 74% of our gross revenues were generated from 12 surgeons, primarily in our Pasadena Facility. For the fiscal year ended August 31, 2004, approximately 57% of our gross revenues were generated from 7 surgeons. The loss of physicians who provide significant net patient revenues for the Company may adversely affect our results of operations.

Our inability to fully fund or negotiate an extension for the construction of the China Project may place our investment in that project at risk.

The Company’s failure to make a contribution to the DeAn Joint Venture of approximately $2.2 million on June 2, 2006 resulted in a technical default under the Joint Venture Agreement, although Dynacq has received no notice of default or demand for this payment, and the Chinese government has not yet made payments due by it under the Joint Venture Agreement. The Company is negotiating with the Chinese government for a new timetable for the payment by both joint venturers of the amounts due under the Joint Venture Agreement or for the sale by the government of its interest in the DeAn Joint Venture to a third party. There can be no assurance that we will have sufficient capital to complete the construction and development of the China Project in a timely manner, that we will be able to negotiate a new timetable for payment or the sale of the government’s interest to a third party, or that we will be able to recover our investment in the China Project by a sale of our interest in the DeAn Joint Venture.

Our expansion into international operations could be harmed by economic, political, regulatory and other risks associated with doing business in foreign countries.

The risks associated with international expansion could adversely affect our ability to expand our business. Expansion of our operations into new markets entails substantial working capital and capital requirements associated with complying with a variety of foreign laws and regulations, complexities related to obtaining agreements from foreign governments and third parties, foreign taxes, and financial risks, such as those related to foreign currency fluctuations. International expansion will also be subject to general geopolitical risks, such as political and economic instability and changes in diplomatic relationships. In many market areas, other healthcare facilities and companies already have significant presence, the effect of which could be to make it more difficult for us to attract patients and recruit qualified physicians. If the hospital is built, there can be no assurances that we will be able to successfully conduct our operations in China. The failure to do so, including the failure to attract patients and to recruit qualified physicians to this facility, could have a material adverse effect on our business, financial condition and results of operations.

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

In August 2006 we obtained preliminary court approval of the settlement of a class action lawsuit filed by shareholders against us, our directors and officers for allegedly publishing materially misleading financial statements, making materially false or misleading statements or omissions regarding our financial condition, and engaging in a fraudulent schedule to inflate the value of our stock. In fiscal 2005, we also engaged in extensive bankruptcy proceedings on behalf of VHBR, which were concluded in August 2005. These cases, in addition to the legal actions alleging malpractice, product liability or related legal theories that are common in our industry, have involved significant costs and a major drain on management’s time and resources. Prospectively, we anticipate our legal expenses to increase because of the new requirements to seek judicial review of MDR determinations in the district courts of Travis County, Texas rather than through an administrative process.

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

Our inability currently to acquire and develop additional hospitals, or to sell existing facilities held for sale, could limit our future growth.

One of our strategies to increase our revenues and earnings has historically been to acquire and develop additional hospitals. Currently we are focusing the Company’s available resources on constructing and developing the China Project, selling underperforming facilities, and growing internally our existing facilities, and do not plan to pursue an acquisition strategy at the current time. The discontinuance of our acquisition and development strategy will impair our ability to increase revenues and earnings through acquisition growth until the China Project becomes operational. In addition, if we are unable to sell the Baton Rouge Facility, that may impair our ability to fund fully the China Project and to pursue successfully certain of our business strategies.

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

We are dependent upon private and governmental third-party sources of payment for the services provided to patients in our healthcare facilities. The amount of payment our facilities receive for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including federal and state regulations and the cost containment and utilization decisions of third-party payers. The Company’s decision to participate in certain managed care contracts may not result in an increase in patient revenues if we are unable to obtain favorable managed care contracts, we are excluded from participation in a managed care contract, or the reimbursement rate for the procedure performed is too low.

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

Our chairman and chief executive officer beneficially owns an aggregate of approximately 54.7% of our issued and outstanding common stock. As a majority stockholder, he is able to control all matters requiring stockholder approval, including the election and removal of any directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, he is in a position to control the management of our business and the appointment of executive officers as well as all management personnel. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control, or impeding a merger or consolidation, takeover or other business combination or sale of all or substantially all of our assets. In the event that this stockholder elects to sell significant amounts of shares of common stock in the future, such sales could depress the market price of our common stock, further increasing the volatility of our trading market.

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

We issued 889,143 shares of the Company’s common stock in a private placement in fiscal year 2006 at a price per share equal to 70% of the current market price. We may in the future issue more of our authorized and unissued securities at less than market price, resulting in the dilution of the ownership interests of current shareholders. In addition to 84,259,289 shares of common stock we have that are authorized to issue but are unissued, our board may issue up to 5 million shares of preferred stock which may have greater rights than our common stock, without seeking approval from holders of our common stock. In addition, we are obligated to issue an aggregate of 1,017,846 shares of common stock upon the exercise of options currently outstanding under our 1995 Nonqualified Plan and 2000 Incentive Plan. That number represents approximately 6% of our currently outstanding shares. As of August 31, 2006, all these options have an exercise price which is higher than the market price. An additional 3,408,336 shares are subject to options not yet granted under the plans, and we may grant additional options or warrants in the future to purchase shares of our common stock. The exercise price of each option granted under our option plans is equal to the fair market value of the shares on the date of grant, although that price may be substantially less than the value per share on the date of exercise.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

The Company or its subsidiaries own or lease the following properties:

•	The Pasadena Facility, the office building adjacent to such facility and the land upon which the facilities are located, are owned by a wholly-owned subsidiary of the Company. The hospital is approximately 45,000 square feet, and the office building is approximately 36,000 square feet.

•	The Garland Facility, including an approximately 90,000 square foot hospital, an approximately 27,000 square foot medical office building and approximately 22.7 acres of land in Garland, Texas, are owned by a wholly-owned subsidiary of the Company.

•	A Company subsidiary owns approximately four acres of land in The Woodlands, Texas.

•	The Company leases 7,250 square feet of office space for its executive offices through September 1, 2011 for $6,525 per month. The lessor of the office space is Capital Bank, of which Mr. Earl Votaw, one of the Company’s directors, is a director. Management believes that the lease rate being paid is consistent with comparable commercial rates available in the area.

•	The DeAn Joint Venture in which the Company owns a 70% equity interest has leased approximately 28.88 acres of government-owned land in Shanghai, China for a 50-year term.

•	The Baton Rouge Facility, the office building adjacent to such facility and approximately 20 acres of land upon which the facilities are located, are owned by a wholly-owned subsidiary of the Company. The hospital is approximately 49,500 square feet, and the office building is approximately 6,900 square feet.

•	The Company leases approximately 7,800 square feet for its West Houston Ambulatory Surgery Center as well as its fertility clinic for approximately $16,350 per month pursuant to leases that expire in May 2008.

The Company is attempting to locate buyers for the Baton Rouge and West Houston facilities, and the land in The Woodlands, Texas.

Item 3. Legal Proceedings.

In the second quarter of 2004, eight class action lawsuits were filed in the United States District Court for the Southern District of Texas alleging federal securities law causes of action against the Company and various current and former officers and directors. The plaintiffs were persons who purchased shares of the Company’s common stock on the open market generally during the period of January 14, 2003 through December 18, 2003. Under the procedures of the Private Securities Litigation Reform Act, the Court consolidated the actions and appointed lead plaintiffs in the matter. An amended complaint was filed on June 30, 2004, asserting a class period of November 27, 2002, through December 19, 2003 and naming additional defendants, including Ernst & Young, LLP, the Company’s prior auditors. The amended complaint sought certification as a class action and alleged that the defendants violated Sections 10(b), 20(a), 20(A), and Rule 10b-5 under the Exchange Act by publishing materially misleading financial statements that did not comply with generally accepted accounting principles, making materially false or misleading statements or omissions regarding revenues and receivables, operations and financial results, and engaging in an intentional fraudulent scheme aimed at inflating the value of Dynacq’s stock. After the Company filed its Form 10-K for fiscal 2003 on July 30, 2004, the plaintiffs filed a Second Amended Consolidated Class Action Complaint on September 30, 2004. All defendants filed motions to dismiss the complaint. The plaintiffs voluntarily dismissed two of the former officers from the case. The Court dismissed the claims against one former officer and Ernst & Young, LLP, but denied the motions to dismiss the Company and two current officers who are defendants. The parties reached a settlement agreement in principle in August 2006 for $1.5 million, and on October 10, 2006 the parties signed a Stipulation of Settlement setting forth the terms of their proposed settlement of the action. The settlement provides for Dynacq to pay $100,000 within 30 days of final approval of the settlement by the court and to issue a note for $1.4 million to be paid in 36 equal monthly installments beginning 30 days thereafter. The note shall bear interest at 6% per annum and be secured by a deed of trust on the Garland Facility. As a result of this settlement, the Company recorded a $1.5 million charge to operations during 2006. The settlement contains provisions releasing the Company, its two executive officers named as defendants and its subsidiaries from liability and prohibiting the filing of any future claims by the members of the class relating to this matter. Dynacq and its current and former officers and directors did not admit liability or fault for the matters alleged in the lawsuit. On October 18, 2006, the Court signed an order preliminarily approving the settlement, preliminarily certifying the class, and approving the form and substance of the notice to class members. A settlement hearing will be held on January 10, 2007 to determine (a) whether the settlement is fair, reasonable and adequate and should be approved by the court; (b) whether an Order of Final Judgment and Dismissal should be entered; and (c) whether the Fee and Expense Application of plaintiffs’ counsel should be approved.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our facility’s fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Business – Government Regulation – Texas and Louisiana Workers’ Compensation systems and to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue Recognition – Accounts Receivable for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock was quoted on the National Quotation Service Bureau (the “Pink Sheets”) for unsolicited trading from April 16 to November 9, 2004, and thereafter until May 2, 2005 on the OTC Bulletin Board under the symbol “DYII.OB” as well as on the Pink Sheets. On May 3, 2005, the Company’s common stock was listed on the Nasdaq Capital Market System and continues to trade under the symbol “DYII”.

The following table sets forth the high and low bid prices of the common stock for the period from September 1, 2004 to November 9, 2004 as quoted on the Pink Sheets, for the period from November 10, 2004 to May 2, 2005 as quoted on the OTC, and for the period from May 3, 2005 to August 31, 2006 as quoted on the Nasdaq Capital Market System. These over-the-counter prices reflect inter-dealer prices, without retail mark-ups, mark-down or commissions, and may not necessarily represent actual transactions.

	Highs	Lows
FISCAL YEAR 2006
Fourth Quarter	$2.07	$1.20
Third Quarter	3.46	1.61
Second Quarter	3.55	2.24
First Quarter	5.00	2.62
FISCAL YEAR 2005
Fourth Quarter	$5.60	$4.65
Third Quarter: May 3, 2005 – May 31, 2005	5.25	4.71
March 1, 2005 – May 2, 2005	5.14	4.50
Second Quarter	5.40	4.50
First Quarter: November 10, 2004 – November 30, 2004	5.40	4.40
September 1, 2004 – November 9, 2004	6.80	3.75

At November 13, 2006, there were approximately 344 record owners of the Company’s common stock. This number does not include stockholders who hold the Company’s securities in nominee accounts with broker-dealer firms or depository institutions.

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

Item 6. Selected Financial Data.

The following historical selected financial data excludes our Baton Rouge and West Houston Facility operations, which are presented as discontinued operations in our financial statements for all periods. The selected financial data below should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8, in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and in Risk Factors in Item 1A.

	Years ended August 31,
	2006	2005	2004	2003	2002
Operating Results Data:
Net patient service revenue	$35,989,314	$41,618,151	$39,233,953	$76,029,511	$62,216,292
Income (loss) from continuing operations	(3,118,638)	(2,936,611)	(4,521,360)	20,137,793	14,685,281
Net income (loss)	(5,935,632)	(5,136,934)	(1,608,260)	20,887,323	14,829,487
Basic:
Income (loss) per share from continuing operations	$(0.21)	$(0.20)	$(0.30)	$1.36	$1.00
Weighted average common shares	15,088,227	14,851,568	14,849,526	14,849,504	14,686,236
Diluted:
Income (loss) per share from continuing operations	$(0.21)	$(0.20)	$(0.30)	$1.29	$0.95
Weighted average common shares	15,088,227	14,851,568	14,849,526	15,564,217	15,490,068

	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$3,382,332	$3,337,835	$5,537,776	$1,883,833	$7,583,756
Total assets	71,272,972	72,458,337	83,141,832	88,136,654	53,926,476
Long-term debt	—	—	—	—	—
Total stockholders’ equity	54,218,834	58,717,602	63,210,657	64,787,068	46,492,856

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in Item 1A—Risk Factors.

During 2006, we classified as discontinued operations our Baton Rouge and West Houston Facilities and are seeking a buyer for each of these facilities. Our operating results for all periods presented reflect these operations as discontinued.

Executive Summary

Asset Held for Sale and Discontinued Operations

In 2006, the Company decided to sell the assets related to the Baton Rouge and West Houston Facilities, since those operations were not core to our long-term objectives and are not performing consistently with the expectations we had for them at the time we made the investment. The Company has also made the decision to sell its land in The Woodlands, Texas, since it no longer intends to build on that site. None of those assets is encumbered by secured lien or debt, so all proceeds from the sale of any of those assets, net of selling expenses, would be available to pay down the existing revolving credit facility which is based on eligible accounts receivable, improve liquidity for the Company’s day-to-day operations, and invest in the Company’s core business activities, including the China Project.

Private Placement

In May 2006, the Company offered for sale shares of its common stock to a limited number of accredited investors in a private placement at a purchase price of $1.54 per share, which was 70% of the market price of Company stock on the offering date. A total of 889,143 shares were sold, resulting in sales proceeds of $1,369,280. The shares are restricted securities which may not be offered or sold publicly in the United States except pursuant to the effectiveness of a registration statement or an applicable exemption from the registration requirements of the Securities Act. The sales proceeds were used to meet the cash needs of the Company’s day-to-day operations.

Net Patient Service Revenues

Net patient service revenues declined $5.6 million, or 14%, compared to the prior year period, to $36.0 million, as net patient service revenue from our Garland Facility increased by $4.2 million or 37%, partially offsetting a 31% decline of $9.3 million in net patient service revenue at the Pasadena Facility.

Approximately 57%, 72% and 87% of the Company’s net patient service revenue for fiscal years 2006, 2005 and 2004, respectively, were generated at the Company’s Pasadena Facility. The Garland Facility contributed 43%, 27% and 13% in net patient service revenues in fiscal years 2006, 2005 and 2004, respectively.

During fiscal years 2006, 2005 and 2004, approximately 54%, 60% and 57% of the Company’s gross revenues came from surgeries covered by workers’ compensation, and approximately 31%, 27% and 30% came from services covered by commercial and other insurance payers, respectively.

The decline in net patient service revenues is due to several reasons discussed below:

•	Reimbursement by workers’ compensation insurance payers below the TDWC fee guideline

•	Increase in competition for specialized surgeons

•	Decrease in average net patient service revenue per case

Reimbursement by workers’ compensation insurance payers

The majority of our gross patient service revenues continues to come from surgeries covered by workers’ compensation. The reimbursement being made to us by the insurance payers is at a rate which is below the TDWC fee guideline. The lower reimbursement rate reduces our historical cash collection rate, which in turn decreases our net patient service revenues. See “Accounts Receivable” for a description of the receivables associated with workers’ compensation.

Increase in competition for specialized surgeons

The Houston market has recently experienced an increase in the number of surgical hospitals, which has increased the competition for specialized surgeons. The number of bariatric surgeries performed at our Pasadena Facility decreased 44% and 15% in 2006 and 2005, respectively, compared to the prior fiscal years. This decrease has been partially offset by a 400% increase, or 65 additional bariatric surgeries in 2006 compared to 2005 at our Garland Facility. Similarly, inpatient orthopedic surgeries at our Pasadena Facility dropped 30% and 20% in 2006 and 2005, respectively, compared to prior fiscal years.

In fiscal year 2006, we added a net of 30 physicians to the staff at the Pasadena Facility and 18 at the Garland Facility. Of the net 48 physicians added, 16 specialize in orthopedics and pain management, 2 in general and vascular surgery and 5 in bariatric surgery. The remaining 25 are hospital-based physicians who do not generally make referrals to our hospitals or directly generate patient revenues. These additions to our medical staffs have not yet resulted in a material increase in net patient revenues in 2006 or 2005, and as such, the referral rates have not replaced the referral rates of the physicians who left the staff of our Pasadena Facility in fiscal 2004. The utilization rate of our hospitals varies widely among physicians on our medical staffs and among specializations, so an increase in the number of physicians on our medical staffs does not, in itself, result in an increase in patient referrals or revenues. While we attempt to continue to attract and retain additional physicians, the potential loss of physicians who provide significant net patient revenues for the Company may adversely affect our results of operations.

Decrease in average net patient service revenue per case

Even though the number of cases decreased only 1% overall in 2006 compared to 2005, the net patient service revenue fell by 14%. This is primarily due to poor reimbursement by workers’ compensation insurance payers as mentioned above, and a larger decrease in the number of inpatient cases, which typically generate a higher reimbursement rate compared to an outpatient case. The number of inpatient cases dropped 388, or 41%, from 2005 to 2006.

Update on MDRs

Following the recent procedural changes implemented by the TDWC on September 1, 2005 regarding appeals in the MDR process, the Company has sought judicial review of TDWC’s decisions regarding reimbursement for inpatient and outpatient surgical services at both the administrative level at SOAH and at the district court level in the Travis County District Courts. However, these procedural changes, coupled with the uncertainty created by the lack of an accepted interpretation of the stop-loss methodology, have prevented many, if not all, of the stop-loss cases at all levels of the MDR process from moving forward.

However, in July of 2006, the en banc panel which presides over the Consolidated Stop-Loss Docket at SOAH and which consists of nine administrative law judges, issued a schedule establishing deadlines for both the carriers and the providers to submit briefs regarding the stop-loss issue and for scheduling oral argument. The carriers and the providers submitted their respective briefs, and on November 3, 2006 the en banc panel heard the arguments of both the carriers and providers, but has not yet issued a decision regarding the stop-loss issue. Inpatient stop-loss cases pending at SOAH and in the Travis County District Courts are currently awaiting a decision by the en banc panel and final interpretation of the stop-loss methodology. The Travis County District Court has suggested that it will wait for a decision at SOAH regarding the stop-loss issue.

The MDR process, as it relates to the Company’s outpatient surgical services disputes, has made significant progress in the last 90 days. These cases have been divided into four consolidated dockets, one of which is in the beginning stages of an expedited discovery period, culminating in the scheduling of trial as early as mid-January 2007 for cases with dates of service from 2001-2002.

Operating Losses

Our net loss of $5.9 million for fiscal year 2006 is primarily due to declining revenues discussed above. The net loss includes approximately $545,000 of non-recurring items comprised of the class action lawsuit settlement expense of $1.5 million, partially offset by a Medicare refund of $604,000 for an overpayment settlement, and an extraordinary gain of $351,000 from the buyback of minority interests held in our facilities.

Marketing

Our marketing efforts are directed primarily at physicians and other healthcare professionals who are principally responsible for referring patients to our facilities. We market our facilities to physicians by emphasizing the high level of patient satisfaction with our hospitals, the quality and responsiveness of our services and the practice efficiencies provided by our facilities. We believe that providing quality facilities creates a positive environment for patients and physicians. The Company, through its subsidiaries, also has agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective orthopedic and/or bariatric patients in areas serviced by the Pasadena and/or Garland Facilities. These facilities receive orthopedic and bariatric referrals from other sources, and such organizations also refer clients to other area hospitals.

In addition to our arrangements with outside organizations regarding marketing, we have implemented new bariatric or weight control programs at the Pasadena Facility in the first quarter of fiscal 2006 and at the Garland Facility in the second quarter of fiscal 2006, to replace the former bariatric programs at those facilities and to reduce costs associated with outside vendor programs. Our new programs provide or contract for marketing, pre-authorization and follow up support services to prospective bariatric patients in areas serviced by the Pasadena or Garland Facilities. The new bariatric programs have resulted in some bariatric cases, however the number of cases generated will have to improve substantially for such programs to become profitable.

Internal Controls

Our outside auditors have advised that there were no identified material weaknesses in our internal controls at August 31, 2006. See Item 9A. Controls and Procedures.

Revenue Recognition

Historically, we have not been a party to managed care contracts. We recognize revenue based upon our estimate of the amount of cash which we will collect for the services delivered. We estimate that we will collect the same percentage of our gross invoices for each facility on a case-by-case basis in each period as we have actually collected during the trailing 12 months. What we term “contractual allowance” is the amount which must be subtracted from gross billed charges to arrive at the net patient service revenue. For the years ended August 31, 2006, 2005 and 2004, our aggregate contractual allowance, as a percentage of gross billed revenues, was 59%, 58% and 57%, respectively.

Accounts Receivable

The focus of our business is relatively complex cases with corresponding large facility reimbursements. Our 2006 gross patient service revenue was generated 54% from service to injured Texas workers (worker’s compensation) and 31% from out-of-network commercial insurance. The principal cases involved were orthopedic spine surgeries and bariatric surgeries for the morbidly obese, respectively. Our accounts receivable are larger and older than those of typical healthcare companies because of our pursuit of additional reimbursements through the MDR process. Historically the Company has not participated in managed care contracts and has not received a substantial amount of reimbursement from Medicare or Medicaid. However, during the first quarter of fiscal 2006, the Company began participation in certain managed care contracts and anticipates entering into additional contracts in the future. So far these contracts have not resulted in any meaningful patient revenues.

Following our approach to revenue recognition, we initially subtract the contractual allowance from the gross receivables. We then subtract an allowance for uncollectible accounts or bad debt reserve, which we estimate at 1% of total outpatient revenue. The great bulk of our receivables are due from insurance carriers.

The MDR process, which is described in detail below, has been curtailed for three years. However, in the summer of 2006 some progress was made in the MDR process, only to be abated again pending a decision regarding the constitutionality of the MDR appellate process as enforced under the 2005 Workers’ Compensation Act. Final determination of the MDR process will remain abated until the Travis County District Courts render a decision on the appropriate method for resolving pending claims. Because of this extended uncertainty in the MDR process, we do not arbitrarily write off MDR receivables. We evaluate MDR receivables to estimate the amount that should be collected. If that estimate is less than the gross receivables net of contractual allowance and allowance for uncollectible accounts, we then write it down to the estimated collectible amount. At each balance sheet date we also separately classify as long-term receivables all receivables that we expect to collect more than one year from the balance sheet date.

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

The table below sets forth the percentage of our gross patient service revenue by financial class for the fiscal years 2006, 2005 and 2004:

	2006	2005	2004
Workers’ Compensation	54%	60%	57%
Commercial	31%	27%	30%
Medicare	8%	5%	5%
Medicaid	1%	—%	—%
Self-Pay	4%	4%	4%
Other	2%	4%	4%

Contractual Allowance

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months to gross billed revenue on a case-by-case basis by operating facility. This ratio of cash collections to billed services is then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for fiscal years 2006, 2005 and 2004:

	Year Ended August 31,
	2006	2005	2004
Gross billed charges	$87,365,456	$100,048,950	$91,540,059
Contractual allowance	51,376,142	58,430,799	52,306,106

Net revenue	$35,989,314	$41,618,151	$39,233,953

Contractual allowance percentage	59%	58%	57%

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. The estimated accounts receivable not expected to be collected within twelve months of the balance sheet date have been shown as long-term receivables and represent receivables that are in the MDR process and legal third-party financial class. The contractual allowance is provided as revenue is recognized. At each balance sheet date, management reviews the accounts receivables for collectibility. If after the review management believes certain receivables are uncollectible, the receivables are written down to the expected collectible amount. The following table shows accounts receivable, the contractual allowance, the allowance for uncollectible accounts, net receivables and the contractual allowance as a percent of gross receivables at August 31, 2006 and 2005:

	2006	2005
Current portion of gross receivables	$77,197,985	$66,838,824
Current portion of contractual allowance	(65,240,225)	(56,449,788)
Current portion of allowance for uncollectible accounts	(848,950)	(678,518)

Net current portion of accounts receivable	$11,108,810	$9,710,518

Contractual allowance and allowance for uncollectible accounts as a percentage of current gross receivables	86%	85%

Long term portion of gross receivables	$117,437,724	$97,489,085
Long term portion of contractual allowance	(99,246,937)	(82,335,951)
Long term portion of allowance for uncollectible accounts	(1,291,468)	(989,665)

Net long term portion of accounts receivable	$16,899,319	$14,163,469

Contractual allowance and allowance for uncollectible accounts as a percentage of long term gross receivables	86%	85%

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

If any reimbursement provided by a workers’ compensation carrier is improper pursuant to the statutory or regulatory guidelines administered by the TDWC, our facilities request and pursue additional reimbursement. Following is a brief discussion on the time-line of a typical workers’ compensation claim:

•	Bills are submitted to a carrier within 21 days of date of service.

•	A carrier has 45 days to respond to provider with payment or an explanation of benefits (“EOB”) indicating the rationale of denial or defense to payment.

•	The Company forwards a Request for Reconsideration (“RFR”) to a carrier after the 45th day of the carrier’s receipt of the bill or after receipt of the EOB.

•	The carrier has 21 days to respond to the RFR.

•	Should the carrier fail to respond or provide the reimbursement requested, the Company files a request with the MDR Division of the TDWC. This usually occurs at or about six to eight months after the date of service due to administrative requirements before filing the initial request to TDWC.

•	Usually 30 to 60 days after filing the initial request with the MDR Division, TDWC will review the MDR request and determine if additional information is needed. TDWC then will forward an MR-116 form requesting any additional documentation and rationale for additional reimbursement. The Company has 14 days after the date of receipt of the MR-116 to provide additional documentation and a position statement that outlines the rationale for the request for additional reimbursement.

•	TDWC is not required by the Texas Labor Code or the Texas Administrative Code to provide a Finding and Decision within a specific timeframe. Based upon the historical actions of the TDWC, a Finding and Decision is usually received within 3 to 6 months after the supplemental documentation was forwarded to TDWC. However, because of the abatement to the MDR process, a final timetable will remain unknown until the constitutionality of the MDR appellate process as enforced by the 2005 Workers’ Compensation Act is determined.

For MDR Findings and Decisions issued prior to September 1, 2005:

•	After receipt of the TDWC Finding and Decision, the non-prevailing party has the option of appealing the decision with the SOAH within 20 days of receiving the Finding and Decision from TDWC.

•	A hearing date with SOAH is assigned generally within 90 days; however, this time period is usually extended 6 to 9 months depending on discovery requests. SOAH will issue a decision 30 to 60 days after the contested case hearing or after final closing briefs have been filed.

•	The SOAH decision may be appealed to the District Court.

For MDR Findings and Decisions issued after September 1, 2005:

•	After receipt of the TDWC Finding and Decision, the non-prevailing party has the option of seeking judicial review of the Finding and Decision by a district court in Travis County, Texas. The petition is required to be filed within 30 days of the TDWC’s issuance of the MDR Finding and Decision. Similarly, a final timetable will remain unknown until the constitutionality of the MDR appellate process as enforced by the 2005 Workers’ Compensation Act is determined.

The Company has a significant number of reimbursement disputes where the MDR decision was unsatisfactory to either the insurance carrier or us, and these decisions have subsequently been appealed to the State Office of Administrative Hearings (SOAH) or district court. Many of these cases involve the “stop-loss” rule governing reimbursement to providers. The Company is pursuing these cases aggressively; however the number of cases that the Company has in the dispute resolution process continues to grow, and payment on many of these cases will not be made until certain standards currently in dispute are established. During the last 30 days, significant activity occurred in the resolution of the legal issues controlling these claims. The Travis County District Court has suggested that it will wait for a decision at SOAH regarding the stop-loss issue. The en banc panel at SOAH recently heard the arguments of both the carriers and providers, but has not yet issued a decision regarding the stop-loss issue. The State Department of Insurance, through the office of the Texas Attorney General, has taken a position at least partially supporting the claims made by the Company and other Texas hospitals.

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

Allowance for Uncollectible Accounts

The Company has estimated uncollectible accounts expense of 1% of gross outpatient revenue. The Company normally makes no charge offs against the allowance for uncollectible accounts, as historically all charge offs have been against the contractual allowance. During the fiscal year ended August 31, 2004, the Company charged $222,518 against the allowance for uncollectible accounts. During the fiscal years ended August 31, 2005 and 2006, the Company made no charge offs against the allowance for uncollectible accounts.

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

Results of Operations

	Year Ended August 31,
	2006		2005		2004
Net patient service revenue	$35,989,314	100%	$41,618,151	100%	$39,233,953	100%

Costs and expenses:
Compensation and benefits	11,041,113	31	14,137,460	34	14,494,869	37
Medical services and supplies	7,219,572	20	8,331,671	20	6,586,345	17
Other operating expenses	18,750,581	52	19,119,816	46	19,501,832	50
Provision for uncollectible accounts	417,123	1	371,619	1	343,429	1
Loss on disposal or impairment of assets	161,937	—	98,602	—	1,300,000	3
Depreciation and amortization	2,366,013	7	2,539,208	6	2,639,527	7

Total costs and expenses	39,956,339	111	44,598,376	107	44,866,002	114

Operating loss	(3,967,025)	(11)	(2,980,225)	(7)	(5,632,049)	(14)

Other income (expense):
Rent and other income	1,058,673	3	358,631	1	250,123	1
Interest income	28,682	—	33,013	—	10,827	—
Interest expense	(419,953)	(1)	(343,863)	(1)	(275,809)	(1)

Total other income (expense), net	667,402	2	47,781	—	(14,859)	—

Minority interest in earnings	129,518	—	10,213	—	222,421	1

Loss before income taxes	(3,429,141)	(10)	(2,942,657)	(7)	(5,869,329)	(15)
Benefit for income taxes	310,503	1	6,046	—	1,347,969	3

Loss from continuing operations	(3,118,638)	(9)	(2,936,611)	(7)	(4,521,360)	(12)
Discontinued operations, net of income taxes	(3,248,193)	(9)	(2,200,323)	(5)	2,714,414	7

Extraordinary gain, net of $-0- and $102,354 income tax expense in 2006 and 2004, respectively	431,199	1	—	—	198,686	1

Net loss	$(5,935,632)	(16)%	$(5,136,934)	(12)%	$(1,608,260)	(4)%

Operational statistics (Number of procedures):
Inpatient:
Bariatrics	208		245		274
Orthopedics	305		617		805
Other	47		86		94

Total inpatient procedures	560		948		1,173

Outpatient:
Orthopedics	326		394		510
Other	1,702		1,281		1,430

Total outpatient procedures	2,028		1,675		1,940

Total procedures	2,588		2,623		3,113

Comparison of the Fiscal Years Ended August 31, 2006 and August 31, 2005

Net patient service revenue decreased by $5,628,837, or 14%, from $41,618,151 to $35,989,314, and total surgical cases decreased by 1% from 2,623 cases in fiscal year 2005 to 2,588 cases in fiscal year 2006. Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase/(decrease) from 2005 to 2006
Facility	Net patient revenue	Cases
Pasadena	(31)%	11%
Garland	37	(19)
Overall	(14)	(1)

The net patient revenue per case decreased $1,960, or 12%, from $15,867 in 2005 to $13,907 in fiscal 2006. Although the number of cases at our facilities decreased 1%, the 12% decline in net patient service revenue per case was the result of the increased number of outpatient cases that typically have a lower average reimbursement per procedure. In addition, decreases in net patient service revenue per case were attributable to a change in the surgical mix of cases, and reimbursement by workers’ compensation insurance payers below the TDWC fee guideline.

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months to gross billed revenue on a case-by-case basis by operating facility. In compliance with this revenue recognition policy, due to slower collections on the receivables associated with the workers’ compensation dispute resolution process, the Company’s contractual allowance as a percentage of gross patient revenue has increased from 58% in 2005 to 59% in 2006.

Total costs and expenses decreased by $4,642,037, or 10%, from $44,598,376 in fiscal 2005 to $39,956,339 in fiscal 2006. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $3,096,347, or 22%. During fiscal year 2005, the Company incurred a $431,821 non-cash pre-tax compensation expense related to former employees’ incentive stock options previously granted. In fiscal year 2005, the Company also incurred a $138,015 non-cash pre-tax compensation expense related to acceleration of vesting of all outstanding stock options and extending the exercise date of a stock option. Excluding these non-cash compensation expenses, the decline in compensation and benefits in the current fiscal year is 19% compared to the prior fiscal year. The Company made a concerted effort to reduce employee costs and expenses to match the decline in revenue.

•	Medical services and supplies expenses decreased $1,112,099, or 13%, while the number of surgery cases decreased 1%. The decrease in medical services and supplies expense was due to an overall increase in outpatient cases, which typically require less medical supplies, from 64% to 78% of total number of cases from 2005 to 2006.

•	Other operating expenses decreased by $369,235, or 2%. In August 2006, the Company settled in principle the class action lawsuit alleging federal securities law causes of action against the Company for $1.5 million. Setting aside this $1.5 million settlement, the other operating expenses decreased by 10%. The Company made efforts to reduce other operating expenses to match the decline in revenue. The Company also spent approximately an additional $599,000, or 12%, in advertising and marketing costs from $5,012,000 in fiscal year 2005 to $5,611,000 in fiscal year 2006.

Other income increased by $619,621 from $47,781 in 2005 to $667,402 in 2006. The increase in other income is primarily due to a Medicare refund of approximately $604,000 for an overpayment settlement.

The income tax benefit of the net operating loss does not have the expected relationship to net loss due to the Company’s utilization of operating loss carry backs in prior years and the uncertainty of realization of operating loss carry forwards in future years.

The loss on discontinued operations represents the losses at our Baton Rouge and West Houston Facilities. The combined net patient service revenues at these facilities decreased $4,313,725, or 32%, from $13,656,710 in 2005 to $9,342,985 in 2006, whereas the total surgical cases increased 18% from 1,196 cases in fiscal year 2005 to 1,406 cases in fiscal year 2006. The net patient revenue per case decreased $4,773, or 42%, from $11,418 in 2005 to $6,645 in fiscal 2006. Although the number of cases at our facilities increased 18%, the 32% decline in net patient service revenue per case was primarily due to a change in the surgical mix of cases. Total costs and expenses of the discontinued operations decreased by $4,123,680, or 24%, from $17,115,888 in fiscal 2005 to $12,992,208 in fiscal 2006. In 2005, the bankruptcy filing of the Baton Rouge Facility caused increased legal fees and other operating expenses of approximately $1,453,000, including a $400,000 expense related to the Liljeberg lawsuit settlement. Setting aside these one-time expenses, the decrease in operating expenses was 17%. The Company made efforts to reduce costs and expenses to match the decline in revenue. Costs and expenses did not reduce proportionately to the decrease in revenues due to fixed overhead and operating expenses, as well as time required to implement cost cutting measures.

The extraordinary gain in fiscal year 2006 of $431,199, net of income taxes, relates to gains on the purchase of minority interests from certain minority interest holders at an amount less than the net book value of the minority interest liability on the date of purchase.

Comparison of the Fiscal Years Ended August 31, 2005 and August 31, 2004

Net patient service revenue increased by $2,384,198, or 6%, from $39,233,953 to $41,618,151, and total surgical cases decreased by 16% from 3,113 cases in fiscal year 2004 to 2,623 cases in fiscal year 2005. Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase/(decrease) from 2004 to 2005
Facility	Net patient revenue	Cases
Pasadena	(19)%	(23)%
Garland	120	(3)
Overall	6	(16)

The net patient revenue per case increased $3,263 or 26% from $12,604 in 2004 to $15,867 in fiscal 2005. The increase in net patient revenue per case was primarily due to a change in the mix of orthopedic cases at our Garland and Pasadena Facilities, which performed more complicated cases with higher average revenue. This increase in revenue per case was partially offset by a 11% decline in bariatric cases, such cases having a significantly higher average revenue rate. The fiscal year 2005 also includes $681,551 in net revenues generated from physician practice management services. The decline in the number of cases at the Pasadena Facility was primarily the result of the loss of doctors practicing at the facility in fiscal year 2004.

Total costs and expenses decreased by $267,626 or 1% from $44,866,002 in fiscal 2004 to $44,598,376 in fiscal 2005. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $357,409 or 2%. During the fiscal year 2005 and 2004, the Company incurred a $431,821 and $1,085,000, respectively, non-cash pre-tax compensation expense related to former employees’ incentive stock options previously granted. In fiscal year 2005, the Company also incurred a $138,015 non-cash pre-tax compensation expense related to acceleration of vesting of all outstanding stock options and extending the exercise date of a stock option. Excluding these non-cash compensation expenses, the compensation and benefits expense in the fiscal year 2005 increased by 1% compared to the fiscal year 2004. Due to the increase in revenues at the Garland Facility, the compensation and benefits expense increased at that facility by 12%.

•	Medical services and supplies expenses increased $1,745,326 or 26% while the number of surgery cases decreased 16%. The marginal increase in expenses is due to higher prices paid for medical supplies partially offset by a decrease in the number of cases.

•	Other operating expenses decreased by $382,016 or 2%. The Company made efforts to reduce other operating expenses to match the decline in revenue. The Company also spent approximately an additional $566,000 or 13% in advertising and marketing costs from $4,446,000 in fiscal year 2004 to $5,012,000 in fiscal year 2005.

•	During fiscal year 2005, as a result of our recent financial trends and the current outlook for our future operating performance, the Company recorded impairment of goodwill of $98,602. During fiscal year 2004, the Company had recognized an impairment loss of $1.3 million associated with the Company’s land at The Woodlands, Texas.

The income tax benefit of the net operating loss does not have the expected relationship to net loss due to the Company’s utilization of operating loss carry backs in prior years and the uncertainty of realization of operating loss carry forwards in future years.

The discontinued operations represent our Baton Rouge and West Houston Facilities. The discontinued operations had an income, net of income taxes, of $2,714,414 in fiscal year 2004, and a loss, net of income taxes, of $2,200,323 in fiscal year 2005. The net patient service revenues at these facilities combined decreased $9,958,715, or 42%, from $23,615,425 in 2004 to $13,656,710 in 2005, and the total surgical cases decreased 33% from 1,778 cases in fiscal year 2004 to 1,196 cases in fiscal year 2005. The net patient revenue per case decreased $1,863, or 14%, from $13,282 in 2004 to $11,418 in fiscal 2005. Although the number of cases at our facilities decreased 33%, the 42% decline in net patient service revenue per case was primarily due to a change in the surgical mix of cases, including a 35% drop in number of inpatient cases. Total costs and expenses of the discontinued operations decreased by $2,520,009, or 13%, from $19,635,897 in fiscal 2004 to $17,115,888 in fiscal 2005. In 2004, the bankruptcy filing of the Baton Rouge Facility incurred an $800,000 expense related to the Liljeberg lawsuit settlement. Setting aside this one-time expense, the decrease in operating expenses was 9%. The Company made efforts to reduce costs and expenses to match the decline in revenue. Costs and expenses did not reduce proportionately to the decrease in revenues due to fixed overhead and operating expenses, as well as time required to implement cost cutting measures.

The extraordinary gain in fiscal year 2004 of $198,686, net of income taxes relates to gains on the purchase of minority interests from certain minority interest holders at an amount less than the net book value of the minority interest liability on the date of purchase.

Liquidity and Capital Resources

The Company maintained sufficient liquidity to meet its business needs in fiscal 2006. As of August 31, 2006,

its principal source of liquidity included $3,382,332 in cash.

Cash flows from operating activities

Total cash flow used in operating activities was $2,776,381 (including $2,021,179 used in discontinued activities) during fiscal year 2006, primarily due to a net loss of $5,935,632, an increase in accounts receivable of $3,947,337 due to slower collection on MDR accounts, and a $808,708 increase in restricted cash, partially offset by depreciation and amortization of $2,366,013 and general increases resulting from changes in accounts payable and accrued liabilities and collections of income tax receivables. Due to continued negative cash flows from operating activities, in order to meet the cash needs of the Company’s day-to-day activities, the Company had a private placement of restricted stock, and raised $1,369,280 during fiscal year 2006. See –Note 8 of Notes to Consolidated Financial Statement” for further details and also discussion below under “Cash flows from financing activities”.

In 2006, the Company decided to sell the assets related to the Baton Rouge and West Houston Facilities, since those operations were not core to our long-term objectives, and are not performing consistently with the expectations we had for them at the time we made the investment. The Company has also made the decision to sell its land in The Woodlands, Texas, since it no longer intends to build on that site. None of those assets is encumbered by secured lien or debt, so all proceeds from the sale of any of those assets, net of selling expenses, would be available to pay down the existing revolving credit facility which is based on eligible accounts receivable, improve liquidity for the Company’s day-to-day operations, and invest in the Company’s core business activities, including the China Project. See also discussion below under “Cash flows from investing activities”.

Cash flows from investing activities

Total cash flow used in investing activities was $231,190 (including $137,359 provided by discontinued activities) during fiscal year 2006, primarily due to purchase of medical equipment. In 2006, the Company decided to sell the assets related to the Baton Rouge and West Houston Facilities, since those operations were not core to our long-term objectives, and are not performing consistently with the expectations we had for them at the time we made the investment. The Company has also made the decision to sell its land in The Woodlands, Texas, since it no longer intends to build on that site. None of those assets is encumbered by secured lien or debt, so all proceeds from the sale of any of those assets, net of selling expenses, would be available to pay down the existing revolving credit facility which is based on eligible accounts receivable, improve liquidity for the Company’s day-to-day operations, and invest in the Company’s core business activities, including the China Project.

Cash flows from financing activities

Total cash flow provided by financing activities was $3,032,771 (including $148,080 used in discontinued activities) during fiscal year 2006. During fiscal year 2006, the Company borrowed $2,491,969 under its Credit Agreement, and paid down $550,000 on the note payable to the former owners of the Garland Facility. Due to continued negative cash flows from operating activities, in order to meet the cash needs of the Company’s day-to-day activities, the Company had a private placement of restricted stock, and raised $1,369,280 during fiscal year 2006. See related disclosure under Note 8 of Notes to Consolidated Financial Statement for further details, and also discussion above under “Cash flows from operating activities”.

The Company had working capital of $2,905,238 as of August 31, 2006, and maintained a liquid position by a current ratio of approximately 1.18 to 1.

The Company and certain of its subsidiaries on May 27, 2005 entered into a Credit and Security Agreement (the “Credit Agreement”) with Merrill Lynch Capital for a new five-year revolving credit facility for up to $10 million, subject to a borrowing base based on eligible accounts receivable and further subject to a $2 million reserve until satisfaction of certain conditions. As of August 31, 2006, the Company had drawn $6.3 million of approximately $8.2 million available to it under the Credit Agreement based on its borrowing base at that date. The Company’s obligations are secured by a first priority security interest in all existing and future accounts receivable and accounts receivable-related items, other assets and deposit accounts of certain subsidiaries, a pledge of 75% of equity interest in the operating entities of the Garland and Pasadena Facilities and a negative pledge for the equity interests in the Company and other subsidiaries. The real estate holding subsidiaries of Dynacq are not borrowers under the Credit Agreement, and their real estate and equipment assets are not pledged to secure the obligations under such facility.

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

As of November 7, 2006, the Company had an approximately $4.4 million cash balance. As of November 7, 2006, the Company had paid down approximately $74,000 and had drawn the full amount available under the Credit Agreement based on its borrowing base on that date. The availability of borrowings under our Credit Agreement is subject to various conditions as described above.

We believe we will be able to meet our ongoing liquidity and cash needs for fiscal year 2007 through the combination of available cash, cash flow from operations, proceeds from sales of assets, and borrowings under our Credit Agreement. Our inability to generate sufficient cash flow from operations and borrowings under our Credit Agreement to meet our cash needs may cause us to sell certain of our assets held for sale at a time, for a price or under conditions which would not have the optimum results for the Company. However, since none of those assets held for sale is encumbered by secured lien or debt, all proceeds from the sale of any of those assets, net of selling expenses, would be available to meet our ongoing liquidity and cash needs.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us.

Contractual Obligations and Commitments

The following table summarizes our known contractual obligations at August 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in the future periods indicated below:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Marketing Obligations	$24,382,500	$7,807,500	$15,600,000	$975,000	$—
Operating Lease Obligations	1,053,416	432,226	407,764	193,851	19,575
Other Contractual Obligations	11,900,138	11,818,475	80,057	1,606	—

Total	$37,336,054	$20,058,201	$16,087,821	$1,170,457	$19,575

The Company has operating leases primarily for medical and office equipment. The Company also incurs rental expense for office space and medical equipment. Operating lease and rental expense were approximately $1,061,000, $1,218,000 and $1,005,000 in fiscal years 2006, 2005 and 2004, respectively. Future minimum rental commitments under noncancellable leases for the following fiscal years are: 2007, $432,226; 2008, $258,483; 2009, $149,281; 2010, $115,551; 2011, $78,300 and thereafter, $19,575.

In the first quarter of fiscal 2006, the Company, through its subsidiary, also had agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Pasadena and Garland Facilities. These facilities received bariatric and orthopedic referrals from other sources, and the organizations referred clients to other area hospitals. Payments made related to these agreements for the fiscal years 2006, 2005 and 2004 were $5,187,000, $4,993,000 and $4,150,000, respectively.

The Company has contracts with doctors to manage various areas of the Company’s hospitals and other service agreements. Payments made under these agreements for the fiscal years ending August 31, 2006, 2005 and 2004 were $3,686,000, $4,820,000 and $3,010,000, respectively. Future minimum payments under the terms of these contracts and agreements for the following fiscal years are: 2007, $1,087,316; 2008, $70,421; 2009, $9,636; and for 2010, $1,606.

Discontinued operations commitments

For the Company’s discontinued operations, the future minimum rental commitments under noncancellable leases for the following fiscal years are: 2007, $823,598; and for 2008, $679,445. Future minimum payments under the terms of contracts and agreements with doctors and other service agreements for the following fiscal years are: 2007, $1,012,413; 2008, $512,359; and for 2009, $226,218. There is also an obligation of $134,104 payable in 2007 under a capital lease for medical equipment.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements under Recent Accounting Pronouncements, which is incorporated here by reference.

Inflation

Inflation has not significantly impacted the Company’s financial position or operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates as well as credit risk concentrations. Except for the capital contributions of approximately $4.3 million to date and the required future contributions of $4.4 million to the DeAn Joint Venture, the majority of which are in local currency, all of the Company’s contracts are denominated in US dollars and, therefore, the Company has no significant foreign currency risk.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on funded debt. The Company had drawn approximately $6.3 million as of August 31, 2006 from its five-year revolving credit facility. The balance owed under the facility as of November 7, 2006 was approximately $6.3 million. Borrowings under the facility bear interest at variable rates based on the LIBOR rate plus 2.85%. Based on the amount outstanding, a 100 basis point change in the applicable interest rates would not have a material impact on the Company’s annual cash flow or income.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Dynacq Healthcare, Inc. (the “Company”), as of August 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynacq Healthcare, Inc. at August 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2006, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Killman, Murrell & Company, P. C.
Killman, Murrell & Company, P. C. Houston, Texas November 7, 2006

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	August 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$3,382,332	$3,337,835
Restricted cash	808,708	—
Current portion of accounts receivable, net of contractual allowances of approximately $65,240,000 and $56,450,000 and allowances for uncollectible accounts of approximately $849,000 and $679,000 at August 31, 2006 and 2005, respectively	11,108,810	9,710,518
Accounts receivable – other	14,423	673,463
Inventories	1,751,760	2,049,091
Prepaid expenses	505,454	789,360
Deferred tax assets	—	223,201
Income taxes receivable	1,731,192	2,656,984

Total current assets	19,302,679	19,440,452
Assets held for sale	13,252,800	14,899,216
Property and equipment, net	21,558,200	23,664,410
Long term portion of accounts receivable, net of contractual allowances of approximately $99,247,000 and $82,336,000 and allowances for uncollectible accounts of approximately $1,291,000 and $990,000 at August 31, 2006 and 2005, respectively	16,899,319	14,163,469
Other assets	259,974	290,790

Total assets	$71,272,972	$72,458,337

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	August 31,
	2006	2005
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,242,314	$3,832,956
Accrued liabilities	4,613,586	3,490,699
Notes payable	6,339,212	4,517,243
Liabilities related to discontinued operations	130,299	278,379
Current taxes payable	72,030	111,387

Total current liabilities	16,397,441	12,230,664
Non-current liabilities:
Deferred tax liabilities	—	852,494

Total liabilities	16,397,441	13,083,158

Minority interests	656,697	657,577

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 15,740,711 and 14,851,568 shares issued at August 31, 2006 and 2005, respectively	15,741	14,852
Additional paid-in capital	13,056,974	11,688,583
Accumulated other comprehensive income	105,659	38,075
Retained earnings	41,040,460	46,976,092

Total stockholders’ equity	54,218,834	58,717,602

Total liabilities and stockholders’ equity	$71,272,972	$72,458,337

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

	Year Ended August 31,
	2006	2005	2004
Net patient service revenue	$35,989,314	$41,618,151	$39,233,953

Costs and expenses:
Compensation and benefits	11,041,113	14,137,460	14,494,869
Medical services and supplies	7,219,572	8,331,671	6,586,345
Other operating expenses	18,750,581	19,119,816	19,501,832
Provision for uncollectible accounts	417,123	371,619	343,429
Loss on disposal or impairment of assets	161,937	98,602	1,300,000
Depreciation and amortization	2,366,013	2,539,208	2,639,527

Total costs and expenses	39,956,339	44,598,376	44,866,002

Operating loss	(3,967,025)	(2,980,225)	(5,632,049)

Other income (expense):
Rent and other income	1,058,673	358,631	250,123
Interest income	28,682	33,013	10,827
Interest expense	(419,953)	(343,863)	(275,809)

Total other income (expense), net	667,402	47,781	(14,859)

Loss before income taxes, minority interests and extraordinary gain	(3,299,623)	(2,932,444)	(5,646,908)
Minority interest in earnings	129,518	10,213	222,421

Loss before income taxes	(3,429,141)	(2,942,657)	(5,869,329)
Benefit for income taxes	310,503	6,046	1,347,969

Loss from continuing operations	(3,118,638)	(2,936,611)	(4,521,360)
Income (loss) from discontinued operations, net of income taxes	(3,248,193)	(2,200,323)	2,714,414
Extraordinary gain, net of $-0- and $102,354 income tax expense in 2006 and 2004, respectively	431,199	—	198,686

Net loss	$(5,935,632)	$(5,136,934)	$(1,608,260)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.21)	$(0.20)	$(0.30)
Income (loss) from discontinued operations, net of income taxes	(0.21)	(0.15)	$0.18
Extraordinary gain, net of income taxes	0.03	—	0.01

Net loss	$(0.39)	$(0.35)	$(0.11)

Basic and diluted average common shares outstanding	15,088,227	14,851,568	14,849,526

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Other Compre- hensive Income Foreign currency transla- tion	Retained Earnings	Deferred Compensa- tion	Total
	Shares	Amount	Shares	Amount
Balance, August 31, 2003	16,294,343	$16,294	1,445,099	$(5,813,284)	$17,521,843	$—	$53,721,286	$(659,071)	$64,787,068
Stock issued on exercise of stock options	105,500	106	—	—	500,701	—	—	—	500,807
Income tax benefit from exercise of employee stock options	—	—	—	—	46,760	—	—	—	46,760
Treasury shares acquired	—	—	103,176	(1,611,165)	—	—	—	—	(1,611,165)
Amortization of deferred compensation	—	—	—	—	—	—	—	181,800	181,800
Charge for amending stock option issued to an employee	—	—	—	—	1,085,000	—	—	—	1,085,000
Credit to expense for non-vested options issued to non-employee	—	—	—	—	(171,353)	—	—	—	(171,353)
Net loss	—	—	—	—	—	—	(1,608,260)	—	(1,608,260)

Balance, August 31, 2004	16,399,843	16,400	1,548,275	(7,424,449)	18,982,951	—	52,113,026	(477,271)	63,210,657
Treasury shares cancelled	(1,548,275)	(1,548)	(1,548,275)	7,424,449	(7,422,901)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	477,271	477,271
Charge for accelerating vesting of stock options and extension of exercise date	—	—	—	—	138,015	—	—	—	138,015
Credit to expense for non-vested options issued to non-employee	—	—	—	—	(9,482)	—	—	—	(9,482)
Foreign currency translation adjustment, net of taxes of $19,615	—	—	—	—	—	38,075	—	—	38,075
Net loss	—	—	—	—	—	—	(5,136,934)	—	(5,136,934)

Balance, August 31, 2005	14,851,568	14,852	—	—	11,688,583	38,075	46,976,092	—	58,717,602
Restricted stock issued in private placement	889,143	889	—	—	1,368,391	—	—	—	1,369,280
Foreign currency translation adjustment, net of taxes of $-0-	—	—	—	—	—	67,584	—	—	67,584
Net loss	—	—	—	—	—	—	(5,935,632)	—	(5,935,632)

Balance, August 31, 2006	15,740,711	$15,741	—	$—	$13,056,974	$105,659	$41,040,460	$—	$54,218,834

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

	Year Ended August 31,
	2006	2005	2004
Cash flows from operating activities

Net loss	$(5,935,632)	$(5,136,934)	$(1,608,260)
Less income (loss) from discontinued operations, net of income taxes	(3,248,193)	(2,200,323)	2,714,414

Net loss before discontinued operations	(2,687,439)	(2,936,611)	(4,322,674)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Extraordinary gain, net of tax	(431,199)	—	(198,686)
Depreciation and amortization	2,366,013	2,539,208	2,639,527
Loss on disposal or impairment of assets	161,937	98,602	1,300,000
Gain on settlement of note payable	(226,477)	—	—
Provision for uncollectible accounts	417,123	371,619	343,429
Deferred income taxes	(216,813)	323,143	392,177
Minority interests	129,518	10,213	222,421
Charge for amending stock options	—	138,015	1,085,000
Expense (credit) related to stock options issued to non employees	—	(9,482)	(171,353)
Deferred stock compensation amortization	—	477,271	181,800
Changes in operating assets and liabilities:
Restricted cash	(808,708)	—	2,000,000
Accounts receivable	(3,947,337)	2,878,474	6,183,148
Inventories	297,331	526,976	(476,033)
Prepaid expenses	283,906	(121,090)	124,987
Income taxes receivable	925,792	2,866,264	(1,046,003)
Other assets	30,816	160,622	(532,489)
Accounts payable	1,409,358	(909,036)	1,282,111
Accrued liabilities	1,580,334	(1,422,117)	(417,004)
Income taxes payable	(39,357)	(267,707)	(1,145,150)

Cash (used in) provided by continuing activities	(755,202)	4,724,364	7,445,208

Cash (used in) provided by discontinued activities	(2,021,179)	(3,754)	4,131,315

Net cash (used in) provided by operating activities	(2,776,381)	4,720,610	11,576,523

Cash flows from investing activities
Proceeds from sale of assets	10,948	4,500	—
Purchase of property and equipment	(379,497)	(4,010,229)	(4,980,678)
Accrued liabilities related to purchase of property and Equipment	—	—	(2,425,000)
Purchase of accounts receivable-other	—	(532,601)	—
Collections of purchased accounts receivable-other	—	571,354	—

Cash used in continuing activities	(368,549)	(3,966,976)	(7,405,678)
Cash provided by (used in) discontinued activities	137,359	(68,082)	2,077,635

Net cash used in investing activities	(231,190)	(4,035,058)	(5,328,043)

Continued.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended August 31,
	2006	2005	2004
Cash flows from financing activities
Principal payments on notes payable	$(550,000)	$(7,785,622)	$(6,968,225)
Proceeds from note payable	2,491,969	5,712,861	6,474,917
Proceeds from issuance of restricted stocks	1,369,280	—	—
Proceeds from exercise of stock options	—	—	500,807
Acquisition of treasury shares	—	—	(1,611,165)
Deposit on proposed sale of accounts receivable	—	—	3,360,000
Return of deposit on proposed sale of accounts receivable	—	—	(3,360,000)
Cash overdraft	—	(622,375)	622,375
Contributions from minority interest holders	—	323,518	555,000
Distributions to minority interest holders	—	(135,750)	(1,457,250)
Purchase of minority interests	(130,398)	(251,714)	(570,000)

Cash provided by (used in) continuing activities	3,180,851	(2,759,082)	(2,453,541)
Cash used in discontinued activities	(148,080)	(139,016)	(140,996)

Net cash provided by (used in) financing activities	3,032,771	(2,898,098)	(2,594,537)

Effect of exchange rate changes on cash	19,297	12,605	—

Net increase (decrease) in cash and cash equivalents	44,497	(2,199,941)	3,653,943
Cash and cash equivalents at beginning of year	3,337,835	5,537,776	1,883,833

Cash and cash equivalents at end of year	$3,382,332	$3,337,835	$5,537,776

Supplemental cash flow disclosures
Cash paid during year for:
Interest	$392,614	$311,184	$293,558

Income taxes	$—	$39,245	$2,057,803

Non cash investing and financing activities:
Cancellation of treasury stock:
Reduction in common stock	$—	$(1,548)	$—
Reduction in additional paid-in capital	—	(7,422,901)	—
Reduction in treasury stock	—	7,424,449	—
Land cost	—	(604,094)	—
Transfer of deposit to land	—	604,094	—
Land cost from foreign currency gains	(48,287)	(38,075)	—
Foreign currency gains	48,287	38,075	—
Decrease in minority interest from acquisition	—	—	(350,969)
Increase in accrued liabilities due to minority interest acquisition	—	—	350,969

	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

August 31, 2006

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

In May 1998, Vista Community Medical Center, L.L.C., a Texas limited liability company, was organized for the purpose of operating a hospital (the “Pasadena Facility”). In June 2003, the Pasadena Facility was converted to a limited liability partnership. As of August 31, 2006 and 2005, the Company through its subsidiaries had a 98.5% and 97.0% ownership interest in the Pasadena Facility, respectively.

In March 2001, Vista Surgical Center West, L.L.C., a Texas limited liability company, was organized for the purpose of acquiring and operating Piney Point Surgery Center (the “West Houston Facility”). The West Houston Facility is a fully operational ambulatory surgical center in Houston, Texas.

In October 2001, Vista Hospital of Baton Rouge, L.L.C. was organized for the purpose of acquiring and operating a surgical hospital in Baton Rouge, Louisiana (the “Baton Rouge Facility”). As of August 31, 2006 and 2005, the Company had a 90% membership interest in the Baton Rouge Facility. On October 8, 2004, the operating subsidiary, VHBR, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. VHBR emerged from bankruptcy and closed this proceeding on August 4, 2005.

In July 2003, Vista Hospital of Dallas, LLP was organized for the purposes of acquiring and operating a surgical hospital in Garland, Texas, (the “Garland Facility”). As of August 31, 2006 and 2005, the Company had a 97% membership interest in the Garland Facility.

The Company owns a 70% equity interest in Shanghai DeAn Hospital, a joint venture formed under the laws of the People’s Republic of China (the “DeAn Joint Venture”). The DeAn Joint Venture entered into land use agreements with the Chinese government for the purpose of constructing a hospital in Shanghai, China that will be owned and operated by the joint venture.

The Company is attempting to locate buyers for the Baton Rouge and West Houston facilities, and real estate owned by it in The Woodlands, Texas.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2006

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for annual financial information and with the instructions to Form 10-K and Article 3 and 3-A of Regulation S-X. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $10.3 million, $12.0 million and $14.1 million for the fiscal years 2006, 2005 and 2004, respectively.

The Company operates in one line of business, and its strategy is to develop and manage general acute care hospitals that provide principally specialized general surgeries. The Company manages these hospitals on an individual basis. The hospitals’ economic characteristics, nature of their operations, regulatory environment in which they operate and the way in which they are managed are all similar. The construction of the hospital in China commenced in October 2005, and there were no operations in China for the fiscal year ended August 31, 2006, except for the investment of approximately $4.2 million. Accordingly, the Company aggregates its hospitals into a single reportable segment as that term is defined by Statement of Financial Accounting Standards No. 131 “Disclosures About Segments of an Enterprise and Related Information.”

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

Assets held for Sale

The Company has made the decision to sell the assets related to its Baton Rouge and West Houston Facilities, and its land at The Woodlands, Texas, and is in the process of retaining the services of brokers to locate buyers. The assets related to these facilities have been classified as “Assets held for sale”.

Reclassification

The assets related to the Baton Rouge and West Houston Facilities and the land in The Woodlands, Texas, and the operating results for these facilities for all periods presented have been reclassified to Assets held for sale and Discontinued Operations.

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

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2006

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

	Useful Life	Weighted Average Useful Life
Land	N/A	N/A

Buildings and improvements	39 years	39 years

Equipment, furniture and fixtures	5-7 years	5.1 years

The Company also leases equipment under capital leases. Such assets are amortized on a straight-line basis over the lesser of the term of the lease or the remaining useful life of the assets.

Impairment of Long-lived Assets

The Company routinely evaluates the carrying value of its long-lived assets. The Company records an impairment loss when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. These events may include changes in the manner in which we intend to use an asset or a decision to sell an asset. During fiscal year 2004, the Company determined that the value of land purchased at The Woodlands, Texas had been impaired by $1.3 million. The Company paid approximately $3.1 million for four acres of land (including the cost of a deed restriction, which restricted the use of the surrounding 24 acres to non-medical development). The project to construct a hospital at this site has been discontinued, and since there were no immediate future development plans, the Company had a state certified general real estate appraiser value the land. Based on this valuation, the Company recognized an impairment of the value of the land of $1.3 million in the year ended August 31, 2004.

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

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2006

The table below sets forth the percentage of our gross patient service revenue by financial class for the fiscal years 2006, 2005 and 2004:

	2006	2005	2004
Workers’ Compensation	54%	60%	57%
Commercial	31%	27%	30%
Medicare	8%	5%	5%
Medicaid	1%	—%	—%
Self-Pay	4%	4%	4%
Other	2%	4%	4%

Contractual Allowance

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis by operating facility. This ratio of cash collections to billed services is then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for fiscal years 2006, 2005 and 2004:

	Year Ended August 31,
	2006	2005	2004
Gross billed charges	$87,365,456	$100,048,950	$91,540,059
Contractual allowance	51,376,142	58,430,799	52,306,106

Net revenue	$35,989,314	$41,618,151	$39,233,953

Contractual allowance percentage	59%	58%	57%

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. The estimated accounts receivable not expected to be collected within twelve months of the balance sheet date have been shown as long-term receivables and represent receivables that are in the MDR process and legal third-party financial class. The contractual allowance is provided as revenue is recognized. At each balance sheet date, management reviews the accounts receivables for collectibility. If after the review management believes certain receivables are uncollectible, the receivables are written down to the expected collectible amount. The following table shows accounts receivable, the contractual allowance, the allowance for uncollectible accounts, net receivables and the contractual allowance as a percent of gross receivables at August 31, 2006 and 2005:

	2006	2005
Current portion of gross receivables	$77,197,985	$66,838,824
Current portion of contractual allowance	(65,240,225)	(56,449,788)
Current portion of allowance for uncollectible accounts	(848,950)	(678,518)

Net current portion of accounts receivable	$11,108,810	$9,710,518

Contractual allowance and allowance for uncollectible accounts as a percentage of current gross receivables	86%	85%

Long term portion of gross receivables	$117,437,724	$97,489,085
Long term portion of contractual allowance	(99,246,937)	(82,335,951)

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2006

	2006	2005
Long term portion of allowance for uncollectible accounts	(1,291,468)	(989,665)

Net long term portion of accounts receivable	$16,899,319	$14,163,469

Contractual allowance and allowance for uncollectible accounts as a percentage of long term gross receivables	86%	85%

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

The Company has a significant number of reimbursement disputes where the MDR decision was unsatisfactory to either the insurance carrier or us, and these decisions have subsequently been appealed to the State Office of Administrative Hearings (SOAH) or district court. Many of these cases involve the “stop-loss” rule governing reimbursement to providers. The Company is pursuing these cases aggressively; however the number of cases that the Company has in the dispute resolution process continues to grow, and payment on many of these cases will not be made until certain standards currently in dispute are established. During the last 30 days, significant activity occurred in the resolution of the legal issues controlling these claims. The Travis County District Court has suggested that it will wait for a decision at SOAH regarding the stop-loss issue. The en banc panel at SOAH recently heard the arguments of both the carriers and providers, but has not yet issued a decision regarding the stop-loss issue. The State Department of Insurance, through the office of the Texas Attorney General, has taken a position at least partially supporting the claims made by the Company and other Texas hospitals.

The delays caused by the unexpected and extended abatements of the SOAH proceedings for both the inpatient and outpatient cases have added significantly to the age of our accounts receivable for these types of services. If these disputes are ultimately resolved against the Company’s positions, it will have a material adverse effect on the financial statements.

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

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2006

Allowance for Uncollectible Accounts

The Company has estimated uncollectible accounts expense of 1% of gross outpatient revenue. The Company normally makes no charge offs against the allowance for uncollectible accounts, as historically all charge offs have been against the contractual allowance. During the fiscal year ended August 31, 2004, the Company charged $222,518 against the allowance for uncollectible accounts. During the fiscal years ended August 31, 2005 and 2006, the Company made no charge offs against the allowance for uncollectible accounts.

Stock Based Compensation

Beginning in the fiscal year 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments” on a modified prospective transition method to account for its employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested equity awards are recognized as compensation expense in the income statement, and prior period results are not restated. Since all of the outstanding stock options were vested as of August 31, 2005, there was no impact on the financials of the Company as a result of the adoption. Had the Company accounted for stock-based compensation plans using the fair value based accounting method described by SFAS No. 123 for the years prior to fiscal year 2006, stock-based compensation costs would have impacted our net loss and loss per common share for the fiscal years ended 2005 and 2004 as follows:

	2005	2004
Net loss as reported	$(5,136,934)	$(1,608,260)
Add: stock-based compensation costs included in reported net income, net of taxes	393,773	118,170
Deduct: stock based compensation costs, net of taxes under SFAS 123	(1,000,662)	(567,336)

Pro forma net loss	$(5,743,823)	$(2,057,426)

Per share information:
Basic, as reported	$(0.35)	$(0.11)
Basic, pro forma	$(0.39)	$(0.14)
Diluted, as reported	$(0.35)	$(0.11)
Diluted, pro forma	$(0.39)	$(0.14)

The fiscal year ended August 31, 2005 included $87,910, net of tax, of future compensation expense that was recognized as a result of the accelerated vesting of stock options and extending the exercise date on a stock option in the fourth quarter of the fiscal year. The Company accelerated the vesting of all then outstanding stock options, primarily to avoid recognizing in its income statement approximately $1.2 million, net of taxes, in associated compensation expense in future periods as a result of the adoption of FASB Statement No. 123R, “Share-Based Payment”. See also Note 8—Stockholders’ Equity and Stock Option Plans.

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for fiscal years ended August 31:

	2005	2004
Estimated fair value	$4.87	$7.25
Expected life (years)	4.21	4.62
Risk free interest rate	4.25%	4.20%
Volatility	93%	60%
Dividend yield	—%	—%

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2006

Goodwill and Negative Goodwill

The Company adopted the provisions of SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets, effective September 1, 2002. Upon adoption, the Company discontinued amortization of goodwill and conducted a review for impairment. The Company eliminated negative goodwill as a cumulative effect of a change in accounting principle. SFAS 142 requires that impairment tests be performed at least annually. The impairment tests done upon adoption of the standard and at the end of the fiscal year indicated no impairment of goodwill. During fiscal year 2005, as a result of our recent financial trends and the current outlook for our future operating performance, the Company recorded impairment of goodwill of $98,602.

The changes in the carrying amount of goodwill as of August 31, 2006 and 2005 are as follows:

Balance at August 31, 2004	$98,602
Impairment	(98,602)

Balance at August 31, 2005	$0

Balance at August 31, 2006	$0

Advertising Costs

Advertising and marketing costs in the amounts of $5,611,000, $5,012,000 and $4,446,000 for the years ending August 31, 2006, 2005 and 2004, respectively, were expensed as incurred.

Income Taxes

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax liabilities or assets are determined based on differences between the income tax basis and the financial reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Minority Interests

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 2.14% to 10% at August 31, 2006). During 2004, the Company purchased minority interests from certain minority interest holders at an amount that was $301,040 less than the net book value of the minority interest liability on the date of purchase. The $301,040 gain less applicable income taxes of $102,354 has been recorded as an extraordinary gain during 2004. In addition, the Company had accrued liabilities of $350,969 associated with these minority interest purchases in 2004. This liability is not any longer payable, based on advice from legal counsel, and in 2006 was recorded as an extraordinary gain. During 2005, the Company purchased minority interests from certain minority interest holders at an amount that was $44,516 more than the net book value of the minority interest liability on the date of purchase. The $44,516 loss has been included in Rent and Other Income in the accompanying consolidated statement of operations for the year ended August 31, 2005. During 2006, the Company purchased minority interests from certain minority interest holders at an amount that was $80,230 less than the net book value of the minority interest liability on the date of purchase. The $80,230 gain has been recorded as an extraordinary

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2006

gain during 2006. The partnership agreement provided a means for the minority interest holders to be cashed out at the net book value of their interests. In 2004, based on advice from legal counsel that the acquisitions were negotiated transactions occurring outside the partnership agreements, the amounts paid to the minority interest holders were less than the buy-out amount that was called for in the partnership agreements. In fiscal 2005 and 2006, the buy-out amounts were made in accordance with the provisions of the various partnership agreements.

The following table sets forth the activity in the minority interest liability account for the fiscal years ending August 31, 2006 and 2005:

Balance August 31, 2004	$666,794
Earnings allocated to minority interest holders	10,213
Acquisition of various minority interests	(207,198)
Distribution to minority interest holders	(135,750)
Capital contributions received from new minority interest holders	323,518

Balance August 31, 2005	657,577
Earnings allocated to minority interest holders	129,518
Acquisition of minority interest	(130,398)

Balance August 31, 2006	$656,697

Net Income Per Share

Basic net income per share has been computed using the weighted average number of common shares outstanding during the period. Diluted net income per share has been calculated to give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants in years in which the Company has income.

Foreign Currency Translation

The Company has designated the Chinese Yuan Renminbi as the functional currency for the DeAn Joint Venture in China. Assets, and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Income and expense are translated at average exchange rates prevailing during the period. The effects of foreign currency translation adjustments are included as a component of Accumulated Other Comprehensive Income within stockholders’ equity.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2006

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. In April 2005, the SEC approved a change in the effective date of SFAS No. 123R for public companies to be effective in the annual, rather than interim, periods beginning after June 15, 2005. SFAS No. 123R was effective for us beginning September 1, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) “Share-Based Payment”, which expresses views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 also provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. We have evaluated the requirements of SAB No. 107 in connection with our adoption of SFAS No. 123R and expect that these new pronouncements will have a material impact on our results of operations for future employee stock options granted. The new guidance did not have an impact on our options outstanding as of August 31, 2006, as we had accelerated the vesting of these options in fiscal year ended August 31, 2005.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective for us for fiscal year 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

2. Property and Equipment

At August 31, property and equipment consisted of the following:

	2006	2005
Land	$6,029,304	$5,883,616
Buildings and improvements	13,954,662	14,034,547
Equipment, furniture and fixtures	14,928,781	15,054,306

	34,912,747	34,972,469
Less accumulated depreciation and amortization	(13,497,020)	(11,308,059)
Construction in progress	142,473	—

Net property and equipment	$21,558,200	$23,664,410

For the years ended August 31, 2006, 2005, and 2004, depreciation expense was $2,356,013, $2,529,208 and $2,623,527, respectively.

3. Assets held for sale

On February 21, 2006, the Company entered into an agreement to sell the Baton Rouge Facility, but the transaction was not consummated and the sales agreement terminated on March 7, 2006. The Company has determined to sell the Baton Rouge and West Houston Facilities, and its land in The Woodlands, Texas, and is in the process of retaining the services of brokers to locate buyers. The assets related to these facilities have been classified as “Assets held for sale”. None of these assets is encumbered by secured lien or debt.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2006

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

4. Discontinued operations

In 2006, the Company decided to sell the assets related to the Baton Rouge and West Houston Facilities, since those operations were not core to our long-term objectives, and are not performing consistently with the expectations the Company had for them at the time investments were made. The Company has also made the decision to sell its land in The Woodlands, Texas, since it no longer intends to build on that site. None of those assets is encumbered by secured lien or debt, so all proceeds from the sale of any of those assets, net of selling expenses, would be available to pay down the existing revolving credit facility which is based on eligible accounts receivable, improve liquidity for the Company’s day-to-day operations, and invest in the Company’s core business activities, including the China Project.

The Company has accounted for its Baton Rouge and West Houston Facilities as discontinued operations, and has reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to the Company’s discontinued operations for each of the past three years is as follows:

	Year Ended August 31,
	2006	2005	2004
Net patient service revenue	$9,342,985	$13,656,710	$23,615,425
Costs and expenses	(12,992,208)	(17,115,888)	(19,635,897)
Other income	82,240	40,199	321,747

Income (loss) before income taxes	(3,566,983)	(3,418,979)	4,301,275
Benefit (provision) for income taxes	318,790	1,218,656	(1,586,861)

Income (loss) from discontinued operations, net of income taxes	$(3,248,193)	$(2,200,323)	$2,714,414

Assets and liabilities of discontinued operations related to the Baton Rouge and West Houston Facilities, and the land in The Woodlands, Texas, consist of the following as of August 31, 2006 and 2005:

	August 31,
	2006	2005
Property and equipment, net	$13,252,800	$14,899,216

Total assets	$13,252,800	$14,899,216

Capital lease obligations	$130,299	$278,379

Total liabilities	$130,299	$278,379

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2006

5. Notes payable

At August 31, notes payable consisted of the following:

	2006	2005
Note payable to former owners of the Garland Facility, past due together with interest at the rate of a major banks’ prime plus 1%	$—	$670,000

Five-year revolving credit facility with a financial institution subject to a borrowing base based on eligible accounts receivable, secured by a first priority security interest in all existing and future accounts receivable and accounts receivable related items, other assets and deposit accounts of certain subsidiaries, a pledge of 75% of equity interest in the operating entities of the Garland and Pasadena Facilities and a negative pledge for the equity interests in the Company and other subsidiaries, variable interest payable of 2.85% plus LIBOR rate. The effective interest rate at August 31, 2006 was 8.18%.

	6,339,212	3,847,243

	$6,339,212	$4,517,243

The balance owed under the five-year revolving Credit Agreement as of November 7, 2006 was $6,265,106.

6. Income Taxes

The benefit for income taxes consisted of the following:

	Year Ended August 31,
	2006	2005	2004
Current tax expense (benefit):
Federal	$—	$165,289	$(621,600)
State	—	(102,887)	75,158

Total current	—	62,402	(546,442)

Deferred tax expense (benefit):
Federal	(310,503)	(132,474)	(749,784)
State	—	64,026	(51,743)

Total deferred	(310,503)	(68,448)	(801,527)

Total income tax benefit	$(310,503)	$(6,046)	$(1,347,969)

As of August 31, 2006, 2005 and 2004, income tax benefits of $-0-, $-0- and $46,760, respectively, resulting from deductions relating to nonqualified stock option exercises and disqualifying dispositions of certain employee incentive stock options were recorded as increases in stockholders’ equity.

The components of the provision for deferred income taxes at August 31 were as follows:

	2006	2005	2004
Applicable to:
Differences between revenues and expenses recognized for federal income tax and financial reporting purposes	$—	$707,639	$—
Stock options and related employee compensation	—	233,035	143,236
Allowance for uncollectible accounts	(153,589)	(134,438)	(38,521)

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2006

	2006	2005	2004
Asset impairment	—	(274,487)	(442,000)
Difference in method of computing depreciation for tax and financial reporting purposes	(360,763)	(233,495)	691,469
Net operating loss carry forward	(702,752)	—	—
Valuation allowance	870,277	—	—
Losses from continuing operations used to offset gains from discontinued operations	—	—	(1,370,872)
Other	36,324	(366,702)	215,161

	$(310,503)	$(68,448)	$(801,527)

Significant components of the Company’s deferred tax liabilities and assets were as follows at August 31, 2006:

	Current	Noncurrent
Deferred tax liabilities:
Depreciation	$—	$(1,154,811)
Deferred tax assets:
Revenue and expense differences	(459,982)	—
Allowance for uncollectible accounts	793,538	—
Asset impairment	—	716,487
Net operating loss	1,646,597	—
Valuation allowance	(2,009,375)	245,595
Other	29,222	—
Minority interest	—	192,729

Net deferred tax asset (liability)	$—	$—

Significant components of the Company’s deferred tax liabilities and assets were as follows at August 31, 2005:

	Current	Noncurrent
Deferred tax liabilities:
Depreciation	$—	$(1,777,426)
Deferred tax assets:
Revenue and expense differences	(424,229)	—
Allowance for uncollectible accounts	620,490	—
Asset impairment	—	716,487
Other	26,940	15,858
Minority interest	—	192,587

Net deferred tax asset (liability)	$223,201	$(852,494)

A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income tax rate to loss before income taxes, minority interests and extraordinary gain is as follows:

	Year Ended August 31,
	2006	2005	2004
Benefit for income taxes computed using the statutory rate of 35%	$(1,154,868)	$(1,026,355)	$(1,976,418)
State income taxes, net of federal benefit	—	(102,883)	63,223
Minority interests in subsidiaries’ income	(77,634)	(68,270)	45,953
Non-deductible expenses applicable to employee stock options	—	427,093	530,855

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2006

Change in valuation allowance	870,277	—	—
Other	51,722	764,369	(11,582)

Benefit for income taxes	$(310,503)	$(6,046)	$(1,347,969)

Tax loss carryforwards of approximately $4,700,000 generated in fiscal year 2006 begin expiring in fiscal year 2026.

7. Related Party Transactions

During fiscal year 2005, the Company entered into an agreement with Redwood Health Corporation (“Redwood”), to furnish physicians to provide in-house emergency medical coverage for its Pasadena Facility during the weekend hours and weekday nights at an hourly rate of $75. The Company’s Chief Executive Officer’s son who is a physician is an affiliate of Redwood. The Company paid $207,225 and $46,800 for such services to Redwood in fiscal 2006 and 2005, respectively. Management, as well as the Audit Committee that approved the agreement, believes that the hourly rate being paid is consistent with comparable in-house emergency medical coverage rates available in the area.

The Company leases 7,250 square feet of office space for its executive offices through September 1, 2011 for $6,525 per month. The lessor of the office space is Capital Bank, of which Mr. Earl Votaw, one of the Company’s directors, is a director. Management believes that the lease rate being paid is consistent with comparable commercial rates available in the area.

Dr. Ping Chu, a director, has paid the Company $28,633, $28,840 and $27,340 during fiscal years ended August 31, 2006, 2005 and 2004, respectively for rent and management fees. As of August 31, 2006 and 2005, the Company had accounts receivable from Dr. Chu of $12,016 and $28,185, respectively. Included in the accounts receivable balance were amounts applicable to Dr. Chu’s staffs’ payroll for which he reimburses the Company in the ordinary course of business.

8. Stockholders’ Equity and Stock Option Plans

Private placement

In May 2006, the Company offered for sale shares of its common stock to a limited number of accredited investors in a private placement at a purchase price of $1.54 per share, which was 70% of the market price of Company stock on the offering date. A total of 889,143 shares were sold, resulting in sales proceeds of $1,369,280. The shares are restricted securities which may not be offered or sold publicly in the United States except pursuant to the effectiveness of a registration statement or an applicable exemption from the registration requirements of the Securities Act. The sales proceeds were used to meet the cash needs of the Company’s day-to-day operations.

Preferred Stock

In January 1992, the board of directors approved an amendment to the Company’s Articles of Incorporation to authorize 5,000,000 shares of undesignated preferred stock, for which the board of directors is authorized to fix the designation, powers, preferences and rights. There are no shares of preferred stock issued or outstanding as of August 31, 2006.

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

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2006

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

Stock Option Plans

The Company’s 1995 Non-qualified Plan and the 2000 Incentive Plan (the “Plans”) provide for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 6,000,000 shares of common stock for future issuance under the Plans. As of August 31, 2006, there remains 3,408,336 shares which can be issued under the Plans, after giving effect to stock splits and shares issued under the Plans. All awards previously granted to employees under the Plans have been stock options, primarily intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”). The Plans also permit stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

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

The Plans are administered by the Compensation Committee of the board of directors (the Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares, and all of the terms of the awards. The Company may at any time amend or terminate the Plans. However, no amendment that would impair the rights of any participant with respect to outstanding grants can be made without the participant’s prior consent. Stockholder approval of an amendment to the Plans is necessary only when required by applicable law or stock exchange rules.

The following summarizes stock option activity and related information:

	Year Ended August 31,
	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
Outstanding—beginning of year:	1,491	$5.27	1,013	$8.92	1,201	$8.25
Granted	—	—	1,051	4.91	—	—
Exercised	—	—	—	—	(106)	4.75
Canceled	(473)	4.66	(573)	11.07	(82)	4.44

Outstanding—end of year	1,018	$5.55	1,491	$5.27	1,013	$8.92

Exercisable—end of year	1,018	$5.55	1,491	$5.27	638	$6.38

The following summarizes information related to stock options outstanding at August 31, 2006:

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2006

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 4.44 – 5.00	917	7.4	$4.81	917	$4.81
$12.25	101	1.7	12.25	101	12.25

Total	1,018	6.8	$5.55	1,018	$5.55

On April 15, 2002, the Company granted an employee an option that was in the money on the date of grant. The difference in the market value on the exercise date and the grant price on the grant date was $909,000, which had been recorded as deferred compensation expense and was being amortized to expense over the vesting period of 5 years. During fiscal year 2005, the remaining balance of deferred compensation was amortized to expense since the employee was no longer employed with the Company. Amortization expense of $-0-, $477,271 and $181,800 has been recorded as compensation expense in the years 2006, 2005 and 2004, respectively.

During the fiscal year ended August 31, 2002, the Company granted stock options to non-employees. The fair value of such stock options (calculated using the Black Scholes model) has been charged to expense with a corresponding credit to additional paid-in capital. The Company recorded expense or credit associated with stock options issued to non employees of $-0-, $(9,482) and $(171,353) during the three year period ended August 31, 2006. During October 2002, the Company issued warrants to acquire 61,149 shares of the Company’s common stock at a price of $10.95 per share. The warrants vested immediately and were exercisable through October 2005. The value of the warrants using the Black Scholes pricing model was calculated to be $327,758 which was charged to expense and credited to additional paid-in capital in fiscal year 2003. The warrants were subsequently returned to the Company, and since they vested immediately no reversal of the compensation expense was recorded.

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

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2006

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

9. Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering substantially all employees of the Company and provides for voluntary contributions by these employees, subject to certain limits. The plan was effective June 1, 2001. The Company makes discretionary contributions to the plan. The Company’s contributions for fiscal years 2006, 2005 and 2004 were $54,814, $50,764 and $44,894, respectively.

10. Net Income Per Share

The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The shares outstanding for basic and diluted are the same, as an increase in the number of shares for dilution purposes would be anti-dilutive. The denominator for each period presented was determined as follows:

	Year Ended August 31,
	2006(1)	2005(1)	2004(1)
Denominator:
Basic net income per share—weighted average shares outstanding	15,088,227	14,851,568	14,849,526
Effect of dilutive securities:
Common stock options—treasury stock method	—	—	—

Diluted net income per share—weighted average shares outstanding	15,088,227	14,851,568	14,849,526

(1)	Fully diluted shares would have been 15,094,531, 14,924,578 and 15,161,523 for the years ended August 31, 2006, 2005 and 2004, respectively, if they had not been anti-dilutive.

11. Comprehensive Loss

Comprehensive loss at August 31 is as follows:

	2006	2005	2004
Net loss	$(5,935,632)	$(5,136,934)	$(1,608,260)
Foreign currency translation adjustment, net of $-0- and 19,615 taxes, in fiscal years 2006 and 2005, respectively	67,584	38,075	—

Comprehensive loss	$(5,868,048)	$(5,098,859)	$(1,608,260)

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2006

12. Accrued Liabilities

Accrued liabilities at August 31 is as follows:

	2006	2005
Payroll and related taxes	$862,594	$958,501
Lawsuit settlements and other related expenses	1,885,000	385,000
Property taxes	462,043	469,530
Medicare liability	400,000	—
Payable to minority interest holder	—	350,969
Insurance premium payable	121,242	176,151
Accrued interest	44,507	110,246
Year-end accruals of expenses and other	838,200	1,040,302

Total accrued liabilities	$4,613,586	$3,490,699

13. Commitments and Contingencies

Leases

Future minimum payments, by year and in the aggregate, required under noncancellable operating leases for certain facilities and equipment consist of the following at August 31, 2006:

Year ending August 31	Operating Leases
2007	$432,226
2008	258,483
2009	149,281
2010	115,551
2011	78,300
Thereafter	19,575

$1,053,416

Total rent and lease expenses paid by the Company for the fiscal years 2006, 2005 and 2004 were approximately $1,061,000, $1,218,000 and $1,005,000, respectively.

In the first quarter of fiscal 2006, the Company, through its subsidiary, also had agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Pasadena and Garland Facilities. These facilities received bariatric and orthopedic referrals from other sources, and the organizations referred clients to other area hospitals. Payments made related to these agreements for the fiscal years 2006, 2005 and 2004 were $5,187,000, $4,993,000 and $4,150,000, respectively.

The Company has contracts with doctors to manage various areas of the Company’s hospitals and other service agreements. Payments made under these agreements for the fiscal years ending August 31, 2006, 2005 and 2004 were $3,686,000, $4,820,000 and $3,010,000, respectively. Future minimum payments under the terms of these contracts and agreements for the following fiscal years are: 2007, $1,087,316; 2008, $70,421; 2009, $9,636; and for 2010, $1,606.

Discontinued operations commitments

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2006

For the Company’s discontinued operations, the future minimum rental commitments under noncancellable leases for the following fiscal years are: 2007, $823,598; and for 2008, $679,445. Future minimum payments under the terms of contracts and agreements with doctors and other service agreements for the following fiscal years are: 2007, $1,012,413; 2008, $512,359; and for 2009, $226,218. There is also an obligation of $134,104 (including interest) payable in 2007 under a capital lease for medical equipment.

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

In the second quarter of 2004, eight class action lawsuits were filed in the United States District Court for the Southern District of Texas alleging federal securities law causes of action against the Company and various current and former officers and directors. The plaintiffs were persons who purchased shares of the Company’s common stock on the open market generally during the period of January 14, 2003 through December 18, 2003. Under the procedures of the Private Securities Litigation Reform Act, the Court consolidated the actions and appointed lead plaintiffs in the matter. An amended complaint was filed on June 30, 2004, asserting a class period of November 27, 2002, through December 19, 2003 and naming additional defendants, including Ernst & Young, LLP, the Company’s prior auditors. The amended complaint sought certification as a class action and alleged that the defendants violated Sections 10(b), 20(a), 20(A), and Rule 10b-5 under the Exchange Act by publishing materially misleading financial statements that did not comply with generally accepted accounting principles, making materially false or misleading statements or omissions regarding revenues and receivables, operations and financial results, and engaging in an intentional fraudulent scheme aimed at inflating the value of Dynacq’s stock. After the Company filed its Form 10-K for fiscal 2003 on July 30, 2004, the plaintiffs filed a Second Amended Consolidated Class Action Complaint on September 30, 2004. All defendants filed motions to dismiss the complaint. The plaintiffs voluntarily dismissed two of the former officers from the case. The Court dismissed the claims against one former officer and Ernst & Young, LLP, but denied the motions to dismiss the Company and two current officers who are defendants. The parties reached a settlement agreement in principle in August 2006 for $1.5 million, and on October 10, 2006 the parties signed a Stipulation of Settlement setting forth the terms of their proposed settlement of the action. The settlement provides for Dynacq to pay $100,000 within 30 days of final approval of the settlement by the court and to issue a note for $1.4 million to be paid in 36 equal monthly installments beginning 30 days thereafter. The note shall bear interest at 6% per annum and be secured by a deed of trust on the Garland Facility. As a result of this settlement, the Company recorded a $1.5 million charge to operations during 2006. The settlement contains provisions releasing the Company, its two executive officers named as defendants and its subsidiaries from liability and prohibiting the filing of any future claims by the members of the class relating to this matter. Dynacq and its current and former officers and directors did not admit liability or fault for the matters alleged in the lawsuit. On October 18, 2006, the Court signed an order preliminarily approving the settlement, preliminarily certifying the class, and approving the form and substance of the notice to class members. A settlement hearing will be held on January 10, 2007 to determine (a) whether the settlement is fair, reasonable and adequate and should be approved by the court; (b) whether an Order of Final Judgment and Dismissal should be entered; and (c) whether the Fee and Expense Application of plaintiffs’ counsel should be approved.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2006

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

14. Concentrations of Credit Risk and Fair Value of Financial Instruments

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash investments and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of FDIC and Securities Investor Protection Corporation (“SIPC”) insurance limits; however, management believes that these financial institutions are of high quality and the risk of loss is minimal. At August 31, 2006, the Company had cash balances in excess of the FDIC and SIPC limits of $4,984,877.

As is customary in the healthcare business, the Company has accounts receivable from various third-party payers. The Company does not request collateral from its customers and continually monitors its exposure for credit losses and maintains allowances for anticipated losses. Receivables from third -party payers are normally in excess of 90% of the total receivables at any point in time. The mix of gross receivables from self-pay patients and third-party payers at August 31, 2006 and 2005 is as follows:

	2006	2005
Workers’ compensation	10%	14%
Workers’ compensation subject to Medical Dispute Resolution process	73%	70%
Commercial	8%	8%
Medicare	3%	2%
Medicaid	—%	—%
Self-pay	3%	2%
Other	3%	4%

	100%	100%

We had no third-party payer (customer) representing greater than 10% of the Company’s gross revenue for the years ended August 31, 2006, 2005 and 2004. We had one third-party payer (customer) who represented 13% of our gross receivables as of August 31, 2006 and 2005.

The carrying amounts of cash and cash equivalents, current receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s short-term borrowings at August 31, 2006 and 2005 approximate their fair value.

15. China Project

On May 16, 2005, the DeAn Joint Venture, of which the Company owns a 70% equity interest, entered into land use agreements with the Chinese government to lease for a term of 50 years approximately 28.88 acres of government-owned land in Shanghai, China. The land is to be used for the China Project.

In accordance with the Land Use Right Agreement, construction of the peripheral walls commenced in October 2005, and the DeAn Joint Venture is currently negotiating a contract for the construction of the hospital. If the hospital is not completed on or before November 16, 2008, the land authority may revoke the land use right without compensation to the DeAn Joint Venture and take over all constructions and fixtures on the land. The DeAn Joint Venture may apply to the Jiading Land Bureau for an extension upon the expiration of the land use right, provided that the joint venture has extended its business license over 50 years. If the extension for the land use right is approved by the Land Bureau, the joint venture will need to sign renewed land use right agreements and pay land premiums as required by the Land Bureau. If the joint venture does not apply for an extension of the land use right or the application is rejected, the land use

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2006

right, as well as the buildings and other site equipment, would be taken back by the government without payment. The Company is currently required to make contributions to the DeAn Joint Venture of approximately $8.7 million before June 2, 2007 (previously reported as March 31, 2007). Approximately $4.3 million of such amount has been paid by the Company to the DeAn Joint Venture. The Company was required to make a contribution to the DeAn Joint Venture of approximately $2.2 million on June 2, 2006 (previously reported to be due March 31, 2006). That payment was not made, resulting in a technical default under the Joint Venture Agreement. Dynacq has received no notice of default under the Joint Venture Agreement or demand for this payment, and the Chinese government has not yet made payments due by it under the Joint Venture Agreement. The remedies for failure to make a payment under the Joint Venture Agreement are that the venturer will lose its right to vote on joint venture matters and may need to provide additional capital in order for the joint venture to maintain its qualification to do business. The Company is negotiating with the Chinese government for a new timetable for the payment by both joint venturers of the amounts due under the Joint Venture Agreement or for the sale by the government of its interest in the DeAn Joint Venture to a third party.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2006

16. Quarterly Financial Data (reviewed)

	Quarters Ended
	November 30	February 28	May 31	August 31
2006
Revenues	$9,673,790	$8,338,667	$7,831,450	$10,145,407
Loss from continuing operations(1)	(540,002)	(689,790)	(397,298)	(1,491,548)
Discontinued operations, net of income taxes(2)	(959,223)	(1,660,989)	(420,814)	(207,167)
Extraordinary gain, net of income taxes	—	—	—	431,199
Net loss	(1,499,225)	(2,350,779)	(818,112)	(1,267,516)
Basic and diluted loss per common share:
Loss from continuing operations	(0.04)	(0.05)	(0.03)	(0.10)
Net loss	(0.10)	(0.16)	(0.05)	(0.08)

2005
Revenues	$10,473,134	$10,608,347	$9,974,351	$10,562,319
Loss from continuing operations(3)	(647,426)	(650,080)	(1,228,129)	(410,976)
Discontinued operations, net of income taxes(4)	370,252	(1,011,925)	314,947	(1,873,597)
Net loss	(277,174)	(1,662,005)	(913,182)	(2,284,573)
Basic and diluted loss per common share:
Loss from continuing operations	(0.04)	(0.04)	(0.08)	(0.03)
Net loss	(0.02)	(0.11)	(0.06)	(0.16)

(1)	Loss from continuing operations is primarily due to decreased net patient revenue in the first three quarters of the year. The fourth quarter of fiscal year 2006 had increased loss from continuing operations due to a $1.5 million expense for class action lawsuit settlement.
(2)	Discontinued operations had a higher loss in the second quarter of fiscal year 2006 primarily due to lower net patient service revenues, with the costs and expenses not decreasing proportionately.
(3)	The third quarter of fiscal year 2005 had increased losses primarily due to lower revenues and decreased rent and other income.
(4)	The second quarter of fiscal year 2005 incurred loss from discontinued operations due to increased legal and other operating expenses associated with the bankruptcy filing of VHBR. The loss in the second quarter was higher also due to a $400,000 settlement expense related to the Liljeberg lawsuit. The fourth quarter loss includes a goodwill impairment charge of $483,945.

Dynacq Healthcare, Inc.

Schedule II—Valuation and Qualifying Accounts(1)

For the Years Ended August 31, 2006, 2005 and 2004

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(2)		Deductions(3)	Balance at End of Period
2006
Contractual allowances	$138,785,739	$—	$61,677,882		$(35,976,457)	$164,487,164
Allowance for uncollectible accounts(4)	1,668,182	417,123	55,112	(5)	—	2,140,417
2005
Contractual allowances	$128,181,297	$—	$69,888,416		$(59,283,974)	$138,785,739
Allowance for uncollectible accounts(4)	1,201,765	371,619	94,798	(5)	—	1,668,182
2004
Contractual allowances	$98,162,339	$—	$65,374,813		$(35,355,855)	$128,181,297
Allowance for uncollectible accounts(4)	956,392	343,429	124,462	(5)	(222,518)	1,201,765

(1)	This schedule includes the contractual allowances and allowances for uncollectible accounts related to the Company’s discontinued operations, since the related Accounts Receivable are not being sold.
(2)	The amounts charged to contractual allowance are 58%, 56% and 51% of gross billed charges for fiscal years 2006, 2005 and 2004, respectively.
(3)	Reflects adjustment to the contractual allowance upon receipt of cash and settlement of accounts receivable. When cash is received for a particular account receivable and the Company considers the cash payment to be the final settlement of the account balance, the gross receivable is eliminated and the contractual allowance is reduced by the difference between the gross receivable and the cash collected.
(4)	The Company currently estimates uncollectible accounts expense on a monthly basis of 1% of gross outpatient revenue. The Company normally makes no charge offs against the allowance for uncollectible accounts, as historically all charge offs have been against the contractual allowance. During the fiscal year ended August 31, 2004, the Company charged $222,518 against the allowance for uncollectible accounts. During the fiscal years ended August 31, 2005 and 2006, the Company made no charge offs against the allowance for uncollectible accounts.
(5)	This amount represents the uncollectible accounts estimate for the discontinued operations of the Company.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of August 31, 2006. Based on that evaluation, we believe that, as of August 31, 2006, our internal control over financial reporting is effective.

Subsequent to the evaluation and through the date of this filing of Form 10-K for fiscal year 2006, there have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls. Previously noted weaknesses have been corrected.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item 10 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2007 annual meeting to be filed on or before December 29, 2006.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2007 annual meeting to be filed on or before December 29, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2007 annual meeting to be filed on or before December 29, 2006.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2007 annual meeting to be filed on or before December 29, 2006.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2007 annual meeting to be filed on or before December 29, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 39 of this Report.

(a)(2) Financial Statement Schedule: See Schedule II on Page 68 of this Report.

(a)(3) Exhibits. The following exhibits are to be filed as part of the annual report:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 3.1	Certificate of Incorporation, incorporated by reference to Exhibit B to the Definitive Information Statement filed October 21, 2003.

Exhibit 3.2	Bylaws, incorporated by reference to Exhibit C to the Definitive Information Statement filed October 21, 2003.

+Exhibit 10.1	1995 Non-Qualified Stock Option Plan for Consultants and Non-Employee Directors, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year 1996.

+Exhibit 10.2	The Company’s Year 2000 Stock Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company’s Definitive Proxy Statement on Schedule 14A filed August 9, 2000.

Exhibit 10.3	Credit and Security Agreement dated May 27, 2005, between the Company and Merrill Lynch Business Financial Services, Inc., as a lender and as administrative agent for the lender parties thereto, incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 1, 2005.

Exhibit 10.4	Shanghai Assignment Agreement for Use Right of State-owned Land dated May 16, 2005, between Shanghai Jia Ding District Housing and Land Administrative Bureau and Shanghai DeAn Hospital (English translation), incorporated by reference to Exhibit 10.3 to the Form 10-Q for the fiscal quarter ended May 31, 2005.

Exhibit 10.5	Shanghai Land Confiscation & Relocation Compensation Agreement dated May 16, 2005, between Shanghai Jia Ding District Housing and Land Administration Bureau and Shanghai DeAn Hospital (English translation), incorporated by reference to Exhibit 10.4 to the Form 10-Q for the fiscal quarter ended May 31, 2005.

Exhibit 10.6	Stock Purchase and Subscription Agreement between the Company and the subscribers thereto, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the fiscal quarter ended May 31, 2006.

Exhibit 10.7	Form of Indemnification Agreement with various officers and directors of the Company, incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2004.

Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Exhibit 21.1	Listing of subsidiaries, incorporated by reference to Exhibit 21.1 to the Form 10-K for the fiscal year ended August 31, 2005.

Exhibit 23.1	Consent of Killman, Murrell and Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynacq Healthcare, Inc.

Date: November 21, 2006	By:	/s/ Chiu M. Chan
Chiu M. Chan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chiu M. Chan Chiu M. Chan (Principal Executive Officer)	Chairman of the Board, CEO and President	November 21, 2006

/s/ Philip S. Chan Philip S. Chan (Principal Financial and Accounting Officer)	Director, Vice President -Finance, CFO, and Treasurer	November 21, 2006

/s/ Stephen L. Huber Stephen L. Huber	Director	November 21, 2006

/s/ Ping S. Chu Ping S. Chu	Director	November 21, 2006

/s/ James G. Gerace James G. Gerace	Director	November 21, 2006

EXHIBIT INDEX

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 3.1	Certificate of Incorporation, incorporated by reference to Exhibit B to the Definitive Information Statement filed October 21, 2003.

Exhibit 3.2	Bylaws, incorporated by reference to Exhibit C to the Definitive Information Statement filed October 21, 2003.

+Exhibit 10.1	1995 Non-Qualified Stock Option Plan for Consultants and Non-Employee Directors, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year 1996.

+Exhibit 10.2	The Company’s Year 2000 Stock Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company’s Definitive Proxy Statement on Schedule 14A filed August 9, 2000.

Exhibit 10.3	Credit and Security Agreement dated May 27, 2005, between the Company and Merrill Lynch Business Financial Services, Inc., as a lender and as administrative agent for the lender parties thereto, incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 1, 2005.

Exhibit 10.4	Shanghai Assignment Agreement for Use Right of State-owned Land dated May 16, 2005, between Shanghai Jia Ding District Housing and Land Administrative Bureau and Shanghai DeAn Hospital (English translation), incorporated by reference to Exhibit 10.3 to the Form 10-Q for the fiscal quarter ended May 31, 2005.

Exhibit 10.5	Shanghai Land Confiscation & Relocation Compensation Agreement dated May 16, 2005, between Shanghai Jia Ding District Housing and Land Administration Bureau and Shanghai DeAn Hospital (English translation), incorporated by reference to Exhibit 10.4 to the Form 10-Q for the fiscal quarter ended May 31, 2005.

Exhibit 10.6	Stock Purchase and Subscription Agreement between the Company and the subscribers thereto, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the fiscal quarter ended May 31, 2006.

Exhibit 10.7	Form of Indemnification Agreement with various officers and directors of the Company, incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2004.

Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Exhibit 21.1	Listing of subsidiaries, incorporated by reference to Exhibit 21.1 to the Form 10-K for the fiscal year ended August 31, 2005.

Exhibit 23.1	Consent of Killman, Murrell and Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.