Form 10-Q
period 2006-11-30
DYNACQ HEALTHCARE INC
filed 2007-01-12
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

As of January 8, 2007, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 15,740,711.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors
Dynacq Healthcare, Inc.
Houston, Texas

We have reviewed the consolidated balance sheet of Dynacq Healthcare, Inc., as of November 30, 2006, and the related consolidated statements of operations and cash flows for the three-month periods ended November 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dynacq Healthcare, Inc., as of August 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated November 7, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Killman, Murrell & Company, P.C.
Killman, Murrell & Company, P.C.
Houston, Texas
January 10, 2007

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	November 30, 2006	August 31, 2006
	(Reviewed)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$2,828,047	$3,382,332
Restricted cash	339,708	808,708
Current portion of accounts receivable, net of contractual allowances of approximately $62,275,000 and $65,240,000 and allowances for uncollectible accounts of approximately $804,000 and $849,000 at November 30, 2006 and August 31, 2006, respectively	9,899,885	11,108,810
Accounts receivable - other	289,693	14,423
Inventories	1,698,115	1,751,760
Prepaid expenses	369,956	505,454
Income taxes receivable	1,731,192	1,731,192

Total current assets	17,156,596	19,302,679
Assets held for sale	13,252,800	13,252,800
Property and equipment, net	21,019,194	21,558,200
Long-term portion of accounts receivable, net of contractual allowances of approximately $112,721,000 and $99,247,000 and allowances for uncollectible accounts of approximately $1,455,000 and $1,291,000 at November 30, 2006 and August 31, 2006, respectively	17,919,198	16,899,319
Other assets	261,404	259,974

Total assets	$69,609,192	$71,272,972

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	November 30, 2006	August 31, 2006
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,222,360	$5,242,314
Accrued liabilities	6,179,229	4,613,586
Notes payable	5,203,207	6,339,212
Liabilities related to discontinued operations	91,791	130,299
Current taxes payable	72,030	72,030

Total current liabilities	15,768,617	16,397,441
Non-current liabilities	—	—

Total liabilities	15,768,617	16,397,441

Minority interests	512,347	656,697

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 15,740,711 shares issued at November 30, 2006 and at August 31, 2006	15,741	15,741
Additional paid-in capital	13,056,974	13,056,974
Accumulated other comprehensive income	172,925	105,659
Retained earnings	40,082,588	41,040,460

Total stockholders’ equity	53,328,228	54,218,834

Total liabilities and stockholders’ equity	$69,609,192	$71,272,972

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Reviewed)

	Three months ended November 30,
	2006	2005
Net patient service revenue	$9,971,245	$9,673,790

Costs and expenses:
Compensation and benefits	2,804,056	2,969,888
Medical services and supplies	2,228,875	1,822,600
Other operating expenses	4,780,292	4,804,064
Provision for uncollectible accounts	104,730	118,406
Loss on disposal of assets	—	162,676
Depreciation and amortization	653,529	613,855

Total costs and expenses	10,571,482	10,491,489

Operating loss	(600,237)	(817,699)

Other income (expense):
Rent and other income	31,775	56,682
Interest income	14,396	3,878
Interest expense	(120,696)	(94,072)

Total other expense, net	(74,525)	(33,512)

Loss before income taxes, minority interests and extraordinary gain	(674,762)	(851,211)
Minority interest in (earnings) loss	(19,894)	706

Loss before income taxes	(694,656)	(850,505)
Benefit for income taxes	—	310,503

Loss from continuing operations	(694,656)	(540,002)
Loss from discontinued operations, net of income taxes	(308,460)	(959,223)
Extraordinary gain, net of $-0- income tax expense	45,244	—

Net loss	$(957,872)	$(1,499,225)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.04)	$(0.04)
Loss from discontinued operations, net of income taxes	(0.02)	(0.06)
Extraordinary gain, net of income tax expense	—	—

Net loss	$(0.06)	$(0.10)

Basic and diluted average common shares outstanding	15,740,711	14,851,568

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Three months ended November 30,
	2006	2005
Cash flows from operating activities
Net loss	$(957,872)	$(1,499,225)
Less loss from discontinued operations, net of income taxes	(308,460)	(959,223)

Net loss before discontinued operations	(649,412)	(540,002)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Extraordinary gain, net of tax	(45,244)	—
Depreciation and amortization	653,529	613,855
Loss on disposal of assets	—	162,676
Provision for uncollectible accounts	104,730	118,406
Deferred income taxes	—	(310,503)
Minority interests	19,894	(706)
Changes in operating assets and liabilities:
Restricted cash	469,000	—
Accounts receivable	70,247	(1,431,873)
Inventories	53,645	83,688
Prepaid expenses	135,498	88,588
Income taxes receivable	—	32,000
Other assets	(3,930)	4,535
Cash overdrafts	—	—
Accounts payable	(1,019,954)	(58,761)
Accrued liabilities	1,565,641	891,575
Income taxes payable	—	(35,935)

Cash provided by (used in) continuing activities	1,353,644	(382,457)
Cash (used in) provided by discontinued activities	(294,389)	(801,233)

Net cash provided by (used in) operating activities	1,059,255	(1,183,690)

Cash flows from investing activities
Purchase of property and equipment	(54,234)	(235,961)
Purchase of accounts receivable – other	(312,449)	—
Collections on purchased accounts receivable - other	37,179	143,824

Cash used in continuing activities	(329,504)	(92,137)
Cash provided by (used in) discontinued activities	—	—

Net cash used in investing activities	(329,504)	(92,137)

Cash flows from financing activities
Principal payments on notes payable	(1,136,005)	—
Proceeds from notes payable	—	1,402,994
Purchase of minority interest	(119,000)	—

Cash (used in) provided by continuing activities	(1,255,005)	1,402,994
Cash used in discontinued activities	(38,508)	(36,148)

Net cash (used in) provided by financing activities	(1,293,513)	1,366,846

Effect of exchange rate changes on cash	9,477	—

Net (decrease) increase in cash and cash equivalents	(554,285)	91,019
Cash at beginning of period	3,382,332	3,337,835

Cash at end of period	$2,828,047	$3,428,854

Continued.

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$128,764	$82,985

Income taxes	$—	$35,935

Non cash investing and financing activities:
Land cost from foreign currency gains	$(57,789)	$—
Foreign currency gains	57,789	—
Property and equipment, net transferred to Assets held for sale	—	2,124,219
Assets held for sale	—	(2,124,219)

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

November 30, 2006

(reviewed)

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $2.9 million and $3.1 million for the quarters ended November 30, 2006 and 2005, respectively. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2006. Operating results for the quarter ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.

The Company is a holding company and through its subsidiaries and its affiliates operates in one line of business. Its strategy is to develop and operate general acute care hospitals that provide principally specialized surgeries. The Company manages these hospitals on an individual basis. The hospitals’ economic characteristics, nature of their operations, regulatory environment in which they operate and the way in which they are managed are all similar. Accordingly, the Company aggregates its hospitals into a single reportable segment as that term is defined by Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures About Segments of an Enterprise and Related Information.”

General

As of November 30, 2006, the Company operated two facilities in the Houston metropolitan area (Pasadena and West Houston Facilities), and one each in the Dallas-Fort Worth area (Garland Facility) and in Baton Rouge (Baton Rouge Facility). Dynacq also owns a 70% equity interest in a joint venture formed under the laws of the Peoples Republic of China (the “DeAn Joint Venture”) to construct, own, and operate a hospital in Shanghai, China. The DeAn Joint Venture is currently negotiating a contract for the construction of the hospital.

Assets Held for Sale

During the fiscal year 2006, the Company made the decision to sell the assets related to its Baton Rouge and West Houston Facilities, and its land in The Woodlands, Texas, and has retained the services of a broker to locate buyers for the Baton Rouge Facility and the land in The Woodlands, Texas. The Company is also currently negotiating with prospective buyers for the sale of the West Houston Facility. The assets related to these facilities have been classified as “Assets held for sale”.

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

Stock Based Compensation

The Company’s 1995 Non-Qualified Stock Option Plan and the Year 2000 Stock Incentive Plan (the “Plans”) provide for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 6,000,000 shares of common stock for future issuance under the Plans. As of November 30, 2006, there remain 3,420,836 shares which can be issued under the Plans, after giving effect to stock splits and shares issued under the Plans. All awards previously granted to employees under the Plans have been stock options, primarily intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code. The Plans also permit stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

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

For the quarter ended November 30, 2006, there were no equity-based compensation awards granted. Generally, options granted become exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after ten years. All of the outstanding stock options were vested as of August 31, 2005. The following table summarizes the stock option activities for the quarter ended November 30, 2006 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, August 31, 2006	1,018	$5.55	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired or canceled	(13)	4.90	—	—

Outstanding, November 30, 2006	1,005	$5.56	—	—

Additional information relating to the Plans at November 30, 2006 and August 31, 2006 is as follows (in thousands):

	November 30, 2006	August 31, 2006
Options exercisable	1,005	1,018
Options available for grant and reserved common stock shares for stock option plans	3,421	3,408

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

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) that provided the Staff’s views regarding valuation of share-based payments pursuant to SFAS No. 123(R). With respect to volatility, SAB No. 107 clarified that there is not a particular method of estimating volatility. SAB No. 107 also provided a “simplified” method for determining expected life in valuing stock options. To the extent that an entity cannot rely on its historical exercise data to determine the expected life, SAB No. 107 has prescribed a simplified “plain-vanilla” formula. The Company has issued stock options having a ten-year expiration with generally a four-year annual vesting term. The Company applied the SAB No. 107 “plain-vanilla” method for determining the expected life.

On August 31, 2005 the Compensation Committee accelerated the vesting of all then outstanding stock options, and extended the exercise date of a stock option for an executive officer, primarily to avoid recognizing in its income statement approximately $1,874,000 in associated compensation expense in future periods, of which approximately $824,000 would have been recognized in fiscal year 2006 as a result of the adoption of SFAS No. 123(R). Unvested stock options to purchase 979,173 shares, of which 100,000 are held by an executive officer, became exercisable as a result of the vesting acceleration. The Compensation Committee also extended the exercise date for vested stock options to purchase 197,500 shares held by another executive officer of the Company. The Company recorded approximately $138,000 non-cash compensation charge as a result of these actions, of which approximately $35,000 is related to the excess of the intrinsic value over the fair market value of the Company’s stock on the acceleration date of those options that would have been forfeited or expired unexercised had the vesting not been accelerated, and approximately $103,000 is related to the excess of the intrinsic value over the fair market value of the Company’s stock on the date of extension of the exercise date of those options that would have been forfeited or expired unexercised had the exercise date not been extended. In determining the forfeiture rates of the stock options, the Company reviewed the current employee turnover rate, the unvested options’ original life, time remaining to vest and whether these options were held by officers of the Company. The compensation charge will be adjusted in future period financial results as actual forfeitures are realized. For the quarter ended November 30, 2006, there were no material changes in actual forfeitures from estimates.

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

Contractual Allowance

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis by operating facility. This ratio of cash collections to billed services is then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for the three months ended November 30, 2006 and 2005:

	2006	2005
Gross billed charges	$25,955,341	$23,435,309
Contractual allowance	15,984,096	13,761,519

Net revenue	$9,971,245	$9,673,790

Contractual allowance percentage	62%	59%

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

The Company has a significant number of reimbursement disputes where the MDR decision was unsatisfactory to either the insurance carrier or us, and these decisions have subsequently been appealed to the State Office of Administrative Hearings (“SOAH”) or district court. Many of these cases involve the “stop-loss” rule governing reimbursement to providers. The Company is pursuing these cases aggressively; however the number of cases that the Company has in the dispute resolution process continues to grow, and payment on many of these cases will not be made until certain standards currently in dispute are established. The Travis County District Court has suggested that it will wait for a decision at SOAH regarding the stop-loss issue. The en banc panel at SOAH recently heard the arguments of both the carriers and providers, but has not yet issued a decision regarding the stop-loss issue. The State Department of Insurance, through the office of the Texas Attorney General, has taken a position at least partially supporting the claims made by the Company and other Texas hospitals.

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

Discontinued Operations

In fiscal 2006, the Company decided to sell the assets related to the Baton Rouge and West Houston Facilities, since those operations were not core to our long-term objectives, and are not performing consistently with the expectations the Company had for them at the time the investments were made. The Company has also made the decision to sell its land in The Woodlands, Texas, since it no longer intends to build on that site. None of those assets is encumbered by secured lien or debt, so all proceeds from the sale of any of those assets, net of selling expenses, would be available to pay down the existing revolving credit facility which is based on eligible accounts receivable, improve liquidity for the Company’s day-to-day operations, and invest in the Company’s core business activities, including the DeAn Joint Venture.

The Company has accounted for its Baton Rouge and West Houston Facilities as discontinued operations, and has reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to the Company’s discontinued operations for the three months ended November 30, 2006 and 2005 is as follows:

	2006	2005
Net patient service revenue	$2,522,319	$2,299,326
Costs and expenses	(2,864,016)	(3,586,933)
Other income	33,237	9,594

Loss before income taxes	(308,460)	(1,278,013)
Benefit for income taxes	—	318,790

Loss from discontinued operations, net of income taxes	$(308,460)	$(959,223)

Minority Interests

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 1% to 10% at November 30, 2006).

Comprehensive Loss

Comprehensive loss for the three months ended November 30, 2006 and 2005 is as follows:

	2006	2005
Net loss	$(957,872)	$(1,499,225)
Foreign currency translation adjustment, net of taxes of $-0-	67,266	—

Comprehensive loss	$(890,606)	$(1,499,225)

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

In the second quarter of 2004, eight class action lawsuits were filed in the United States District Court for the Southern District of Texas alleging federal securities law causes of action against the Company and various current and former officers and directors. The plaintiffs were persons who purchased shares of the Company’s common stock on the open market generally during the period of January 14, 2003 through December 18, 2003. Under the procedures of the Private Securities Litigation Reform Act, the Court consolidated the actions and appointed lead plaintiffs in the matter. An amended complaint was filed on June 30, 2004, asserting a class period of November 27, 2002, through December 19, 2003 and naming additional defendants, including Ernst & Young, LLP, the Company’s prior auditors. The amended complaint sought certification as a class action and alleged that the defendants violated Sections 10(b), 20(a), 20(A), and Rule 10b-5 under the Exchange Act by publishing materially misleading financial statements that did not comply with generally accepted accounting principles, making materially false or misleading statements or omissions regarding revenues and receivables, operations and financial results, and engaging in an intentional fraudulent scheme aimed at inflating the value of Dynacq’s stock. After the Company filed its Form 10-K for fiscal 2003 on July 30, 2004, the plaintiffs filed a Second Amended Consolidated Class Action Complaint on September 30, 2004. All defendants filed motions to dismiss the complaint. The plaintiffs voluntarily dismissed two of the former officers from the case. The Court dismissed the claims against one former officer and Ernst & Young, LLP, but denied the motions to dismiss the Company and two current officers who are defendants. In August 2006 the parties reached an agreement in principle to settle all claims in the action for the principal amount of $1.5 million, and, on October 10, 2006, the parties signed a Stipulation of Settlement setting forth the terms of their proposed settlement of the action. The settlement provides for Dynacq to pay $100,000 (less amounts already paid by Dynacq for notice to class members) within 30 days of final approval of the settlement by the Court and to issue a note for $1.4 million to be paid in 36 equal monthly installments beginning 30 days thereafter. The note shall bear interest at 6% per annum and be secured by a deed of trust on the Garland Facility. As a result of this settlement, the Company recorded a $1.5 million charge to operations during 2006. The settlement contains provisions releasing the Company, its two executive officers named as defendants and its subsidiaries from liability and prohibiting the filing of any future claims by the members of the class relating to this matter. Dynacq and its current and former officers and directors did not admit liability or fault for the matters alleged in the lawsuit. On October 18, 2006, the Court signed an order preliminarily approving the settlement, preliminarily certifying the class, and approving the form and substance of the notice to class members. At a settlement hearing on January 10, 2007, the Court (a) approved the settlement as fair, reasonable and adequate; (b) entered an Order of Final Judgment and Dismissal; and (c) entered an Order approving the plan of allocation and awarding fees and expenses to Plaintiffs’ counsel.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our facility’s fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Revenue Recognition – Accounts Receivable, as well as Business – Government Regulation – Texas and Louisiana Workers’ Compensation Systems and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue Recognition – Accounts Receivable in our Form 10-K for the fiscal year ended August 31, 2006, for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Such forward-looking statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the risks and uncertainties described in “Risk

Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2006. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You must read the following discussion of the results of our business and our operations and financial condition in conjunction with our reviewed consolidated financial statements, including the notes, included in this quarterly report on Form 10-Q and our audited consolidated financial statements, including the notes, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

Executive Summary

Assets Held for Sale and Discontinued Operations

In 2006, the Company decided to sell the assets related to the Baton Rouge and West Houston Facilities, since those operations were not core to our long-term objectives and are not performing consistently with the expectations we had for them at the time we made the investment. The Company has also made the decision to sell its land in The Woodlands, Texas, since it no longer intends to build on that site. None of those assets is encumbered by secured lien or debt, so all proceeds from the sale of any of those assets, net of selling expenses, would be available to pay down the existing revolving credit facility which is based on eligible accounts receivable, improve liquidity for the Company’s day-to-day operations, and invest in the Company’s core business activities, including the DeAn Joint Venture.

The Company has retained the services of a broker to locate buyers for the Baton Rouge Facility and the land in The Woodlands, Texas. The Company is also currently negotiating with prospective buyers for the sale of the West Houston Facility.

Update on MDRs

Following the recent procedural changes implemented by the TDWC on September 1, 2005 regarding appeals in the MDR process, the Company has sought judicial review of TDWC’s decisions regarding reimbursement for inpatient and outpatient surgical services at both the administrative level at SOAH and at the district court level in the Travis County District Courts. However, these procedural changes, coupled with the uncertainty created by the lack of an accepted interpretation of the stop-loss methodology, have prevented many, if not all, of the stop-loss cases at all levels of the MDR process from moving forward. Recently, the current appeals process under the 2005 Texas Workers’ Compensation Act has been held unconstitutional by a Travis County District Court, and it is expected that the process will be reviewed and revised in the current session of the Texas Legislature. The Court ruled, in part, that the current law fails to provide fundamental due process in the appeals process because there is no provision for an evidentiary hearing (SOAH) prior to the filing of claims with the State District Court. This may further delay the final resolution of the MDR process since the Findings and Decisions issued by the TDWC after September 1, 2005 will have to go through the SOAH hearing before filing with the State District Court.

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

The MDR process, as it relates to the Company’s outpatient surgical services disputes, have been divided into four consolidated dockets, one of which is in the beginning stages of an expedited discovery period, culminating in the scheduling of trial beginning February 5, 2007 for cases with dates of service from 2001-2002.

Net Patient Service Revenues

Net patient service revenues increased $297,455, or 3%, from the first fiscal quarter of 2006, primarily as a result of marginal increase in the number of inpatient cases. Overall, there were 5, or 1%, fewer cases performed in the current fiscal quarter than in the same quarter of the prior year. However, an increase of 6 inpatient cases, or 4%, over the same quarter of the prior year resulted in the increase in net patient service revenue.

Costs and Expenses

Costs and expenses increased $79,993, or 1%, primarily due to increased medical services and supplies expenses which was partially offset by a decline in compensation and benefits.

Accounts Receivable

Our accounts receivable are larger and older than those of typical healthcare companies because of our pursuit of additional reimbursements through the MDR process. The MDR system changed significantly as of September 1, 2005. Please see Accounts Receivable in our Notes to Consolidated Financial Statements, as well as Accounts Receivable in our Form 10-K for the fiscal year ended August 31, 2006 for a more complete discussion. The delays caused by the unexpected and extended reimbursement process have increased our collection costs, including legal fees and expenses associated with collection and reimbursement activities.

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended November 30, 2006. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2006.

Results of Operations

	Three months ended November 30,
	2006	Percentage	2005	Percentage
Net patient service revenue	$9,971,245	100%	$9,673,790	100%

Costs and expenses:
Compensation and benefits	2,804,056	28	2,969,888	31
Medical services and supplies	2,228,875	22	1,822,600	19
Other operating expenses	4,780,292	48	4,804,064	50
Provision for uncollectible accounts	104,730	1	118,406	1
Loss on disposal of assets	—	—	162,676	2
Depreciation and amortization	653,529	7	613,855	6

Total costs and expenses	10,571,482	106	10,491,489	108

Operating loss	(600,237)	(6)	(817,699)	(8)
Other expense, net	(74,525)	(1)	(33,512)	—
Minority interest in (earnings) loss	(19,894)	—	706	—

Loss before income taxes	(694,656)	(7)	(850,505)	(9)
Benefit for income taxes	—	—	310,503	3

Loss from continuing operations	(694,656)	(7)	(540,002)	(6)
Loss from discontinued operations, net of income taxes	(308,460)	(3)	(959,223)	(10)
Extraordinary gain, net of $-0- income tax expense	45,244	1	—	—

Net loss	$(957,872)	(10)%	$(1,499,225)	(15)%

Operational statistics (Number of medical procedures) :
Inpatient:
Bariatrics	51		59
Orthopedics	111		93
Other	8		12

Total inpatient procedures	170		164
Outpatient:
Orthopedics	113		102
Other	401		423

Total outpatient procedures	514		525

Total procedures	684		689

Three Months Ended November 30, 2006 Compared to the Three Months Ended November 30, 2005

Net patient service revenue increased by $297,455, or 3%, from $9,673,790 to $9,971,245, and total surgical cases decreased by 1% from 689 cases to 684 cases for the quarters ended November 30, 2005 and 2006, respectively. Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase/(decrease) from 2005 to 2006
Facility	Net patient service revenue	Cases
Pasadena	(26)%	(10)%
Garland	80	17
Overall	3	(1)

The net patient service revenue per case increased $538, or 4%, from $14,040 in 2005 to $14,578 in 2006. Although the number of cases at our facilities decreased 1%, the 4% increase in net patient service revenue per case was the result of a marginal increase in the number of inpatient cases that typically have a higher average reimbursement per case.

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months to gross billed revenue on a case-by-case basis by operating facility. In compliance with this revenue recognition policy, due to slower collections on the receivables associated with the workers’ compensation dispute resolution process, the Company’s contractual allowance as a percentage of gross patient revenue has increased from 59% in 2005 to 62% in 2006.

Total costs and expenses increased by $79,993, or 1%, from $10,491,489 in 2005 to $10,571,482 in 2006. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $165,832, or 6%. The Company made a concerted effort to reduce employee costs and expenses even though the revenue increased by 3%.

•	Medical services and supplies expenses increased by $406,275, or 22%, while the number of surgery cases decreased 1%. However, medical services and supplies expenses, as a percentage of gross revenues, is consistent in 2006 and 2005 at 8.59% and 8.26%, respectively.

•	Other operating expenses decreased by $23,772. Even though the net patient service revenue increased, the marginal decrease in other operating expenses is due to the continued efforts made by the Company to reduce costs and expenses.

•	In 2005, the Company had incurred loss on disposal of assets of $162,676.

The income tax benefit of the net operating loss does not have the expected relationship to net loss due to the Company’s utilization of operating loss carry backs in prior years and the uncertainty of realization of operating loss carry forwards in future years.

The loss on discontinued operations represents the losses at our Baton Rouge and West Houston Facilities. The combined net patient service revenues at these facilities increased $222,993, or 10%, from $2,299,326 in 2005 to $2,522,319 in 2006, and the total surgical cases also increased 10% from 320 cases in 2005 to 352 cases in 2006. The net patient revenue per case decreased marginally by $19, from $7,185 in 2005 to $7,166 in 2006. Total costs and expenses of the discontinued operations decreased by $722,917, or 20%, from $3,586,933 in 2005 to $2,864,016 in 2006. In 2006, the Company made concerted efforts to reduce costs and expenses at these facilities which resulted in a decrease in other operating expenses by $251,802. In addition, the assets related to the discontinued operations had depreciation expense of $398,527 in 2005.

The extraordinary gain in 2006 of $45,244, net of income taxes, relates to gains on the purchase of minority interests from certain minority interest holders at an amount less than the net book value of the minority interest liability on the date of purchase.

Liquidity and Capital Resources

Our 2006 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Total cash flow provided by operating activities was $1,059,255 (including $294,389 used in discontinued operations) during the period ended November 30, 2006, primarily due to increases in accrued liabilities of $1,565,641, a decrease in restricted cash of $469,000, and depreciation and amortization of $653,529, partially offset by a net loss of $957,872 and decreases in accounts payable of $1,019,954.

Cash flow from investing activities

Total cash flow used in investing activities was $329,504 primarily due to the purchase of accounts receivables.

Cash flow from financing activities

Total cash flow used in financing activities was $1,293,513 during the current period. During the quarter ended November 30, 2006, the Company paid down $1,136,005 under its Credit Agreement.

The Company had working capital of $1,387,979 as of November 30, 2006, and maintained a liquid position by a current ratio of approximately 1.09 to 1.

The Company and certain of its subsidiaries on May 27, 2005 entered into a Credit and Security Agreement (the “Credit Agreement”) with Merrill Lynch Capital for a new five-year revolving credit facility for up to $10 million, subject to a borrowing base based on eligible accounts receivable and further subject to a $2 million reserve until satisfaction of certain conditions. As of November 30, 2006, the Company had drawn $5.2 million of approximately $6.3 million available to it under the Credit Agreement based on its borrowing base at that date. The Company’s obligations are secured by a first priority security interest in all existing and future accounts receivable and accounts receivable-related items, other assets and deposit accounts of certain subsidiaries, a pledge of 75% of equity interest in the operating entities of the Garland and Pasadena Facilities and a negative pledge for the equity interests in the Company and other subsidiaries. The real estate holding subsidiaries of Dynacq are not borrowers under the Credit Agreement, and their real estate and equipment assets are not pledged to secure the obligations under such facility.

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

As of January 10, 2007, the Company had an approximately $4.6 million cash balance. As of January 10, 2007, the Company had drawn approximately $994,000 in the second quarter of fiscal 2007, and had drawn the maximum $6.2 million available under the Credit Agreement, based on its borrowing base on that date. The availability of borrowings under our Credit Agreement is subject to various conditions as mentioned above.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) published FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48), which prescribes a consistent recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, disclosure, interest, and penalties. FIN No. 48 will apply to fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, the adoption of FIN No. 48 will have on its financial position and results of operations.

In September 2006, the FASB published Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to the Company’s operations result primarily from changes in interest rates as well as credit risk concentrations. Except for the capital contributions of approximately $4.3 million to date and the required future contribution of $4.4 million to the DeAn Joint Venture, the majority of which are in local currency, all of the Company’s contracts are denominated in US dollars and, therefore, the Company has no significant foreign currency risk.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on funded debt. The Company had drawn approximately $5.2 million as of November 30, 2006 from its five-year revolving credit facility. The balance owed under the facility as of January 10, 2007 was approximately $6.2 million. Borrowings under the facility bear interest at variable rates based on the LIBOR rate plus 2.85%. Based on the amount outstanding, a 100 basis point change in the applicable interest rates would not have a material impact on the Company’s annual cash flow or income.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of November 30, 2006. Based on that evaluation, we believe that, as of November 30, 2006, our internal control over financial reporting is effective.

Subsequent to the evaluation and through the date of this filing of Form 10-Q for the fiscal quarter ending November 30, 2006, there have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Pr oceedings.

In the second quarter of 2004, eight class action lawsuits were filed in the United States District Court for the Southern District of Texas alleging federal securities law causes of action against the Company and various current and former officers and directors. The plaintiffs were persons who purchased shares of the Company’s common stock on the open market generally during the period of January 14, 2003 through December 18, 2003. Under the procedures of the Private Securities Litigation Reform Act, the Court consolidated the actions and appointed lead plaintiffs in the matter. An amended complaint was filed on June 30, 2004, asserting a class period of November 27, 2002, through December 19, 2003 and naming additional defendants, including Ernst & Young, LLP, the Company’s prior auditors. The amended complaint sought certification as a class action and alleged that the defendants violated Sections 10(b), 20(a), 20(A), and Rule 10b-5 under the Exchange Act by publishing materially misleading financial statements that did not comply with generally accepted accounting principles, making materially false or misleading statements or omissions regarding revenues and receivables, operations and financial results, and engaging in an intentional fraudulent scheme aimed at inflating the value of Dynacq’s stock. After the Company filed its Form 10-K for fiscal 2003 on July 30, 2004, the plaintiffs filed a Second Amended Consolidated Class Action Complaint on September 30, 2004. All defendants filed motions to dismiss the complaint. The plaintiffs voluntarily dismissed two of the former officers from the case. The Court dismissed the claims against one former officer and Ernst & Young, LLP, but denied the motions to dismiss the Company and two current officers who are defendants. In August 2006 the parties reached an agreement in principle to settle all claims in the action for the principal amount of $1.5 million, and, on October 10, 2006, the parties signed a Stipulation of Settlement setting forth the terms of their proposed settlement of the action. The settlement provides for Dynacq to pay $100,000 (less amounts already paid by Dynacq for notice to class members) within 30 days of final approval of the settlement by the Court and to issue a note for $1.4 million to be paid in 36 equal monthly installments beginning 30 days thereafter. The note shall bear interest at 6% per annum and be secured by a deed of trust on the Garland Facility. As a result of this settlement, the Company recorded a $1.5 million charge to operations during 2006. The settlement contains provisions releasing the Company, its two executive officers named as defendants and its subsidiaries from liability and prohibiting the filing of any future claims by the members of the class relating to this matter. Dynacq and its current and former officers and directors did not admit liability or fault for the matters alleged in the lawsuit. On October 18, 2006, the Court signed an order preliminarily approving the settlement, preliminarily certifying the class, and approving the form and substance of the notice to class members. At a settlement hearing on January 10, 2007, the Court (a) approved the settlement as fair, reasonable and adequate; (b) entered an Order of Final Judgment and Dismissal; and (c) entered an Order approving the plan of allocation and awarding fees and expenses to Plaintiffs’ counsel.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our facility’s fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Revenue Recognition – Accounts Receivable, as well as Business – Government Regulation – Texas and Louisiana Workers’ Compensation systems and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue Recognition – Accounts Receivable in our Form 10-K for the fiscal year ended August 31, 2006, for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 1A. Risk Factors.

There have been no material changes in the information pertaining to the Company’s Risk Factors as disclosed in its Form 10-K for the year ended August 31, 2006.

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

DYNACQ HEALTHCARE, INC.

Date: January 12, 2007	By:	/s/ Chiu M. Chan
Chiu M. Chan
Chief Executive Officer (duly authorized officer)

Date: January 12, 2007	By:	/s/ Philip S. Chan
Philip S. Chan
Chief Financial Officer (principal financial and accounting officer)

INDEX OF EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 15.1	Awareness Letter of Killman, Murrell and Company, P.C.

Exhibit 23.1	Consent of Killman, Murrell and Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.