Form 10-Q
period 2007-02-28
DYNACQ HEALTHCARE INC
filed 2007-04-13
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

As of April 10, 2007, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 15,740,711.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have reviewed the consolidated balance sheet of Dynacq Healthcare, Inc., as of February 28, 2007, and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended February 28, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Killman, Murrell & Company, P.C.
Killman, Murrell & Company, P.C. Houston, Texas April 10, 2007

PART I - FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	February 28, 2007	August 31, 2006
	(Reviewed)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$2,636,145	$3,382,332
Restricted cash	339,708	808,708
Current portion of accounts receivable, net of contractual allowances of approximately $54,027,000 and $65,240,000 and allowances for uncollectible accounts of approximately $717,000 and $849,000 at February 28, 2007 and August 31, 2006, respectively	7,740,045	11,108,810
Accounts receivable - other	255,718	14,423
Inventories	1,758,458	1,751,760
Prepaid expenses	280,273	505,454
Income taxes receivable	1,731,192	1,731,192

Total current assets	14,741,539	19,302,679
Assets held for sale	13,018,322	13,252,800
Property and equipment, net	20,576,218	21,558,200
Long-term portion of accounts receivable, net of contractual allowances of approximately $124,572,000 and $99,247,000 and allowances for uncollectible accounts of approximately $1,652,000 and $1,291,000 at February 28, 2007 and August 31, 2006, respectively	17,846,408	16,899,319
Other assets	298,935	259,974

Total assets	$66,481,422	$71,272,972

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	February 28, 2007	August 31, 2006
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,258,676	$5,242,314
Accrued liabilities	4,505,973	4,613,586
Notes payable	4,775,633	6,339,212
Liabilities related to discontinued operations	52,669	130,299
Current taxes payable	72,030	72,030

Total current liabilities	13,664,981	16,397,441
Non-current liabilities	—	—

Total liabilities	13,664,981	16,397,441

Minority interests	515,174	656,697

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 15,740,711 shares issued at February 28, 2007 and at August 31, 2006	15,741	15,741
Additional paid-in capital	13,056,974	13,056,974
Accumulated other comprehensive income	226,350	105,659
Retained earnings	39,002,202	41,040,460

Total stockholders’ equity	52,301,267	54,218,834

Total liabilities and stockholders’ equity	$66,481,422	$71,272,972

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Reviewed)

	Three months ended February 28,		Six months ended February 28,
	2007	2006	2007	2006
Net patient service revenue	$9,281,163	$8,338,667	$19,252,408	$18,012,457

Costs and expenses:
Compensation and benefits	2,887,770	2,752,537	5,691,826	5,722,425
Medical services and supplies	1,972,623	1,309,771	4,201,498	3,132,371
Other operating expenses	3,824,123	4,191,450	8,604,415	8,995,514
Provision for uncollectible accounts	97,403	94,913	202,133	213,319
Loss (gain) on disposal of assets	—	(239)	—	162,437
Depreciation and amortization	565,916	602,059	1,219,445	1,215,914

Total costs and expenses	9,347,835	8,950,491	19,919,317	19,441,980

Operating loss	(66,672)	(611,824)	(666,909)	(1,429,523)

Other income (expense):
Rent and other income	27,697	30,412	59,472	87,094
Interest income	6,996	4,508	21,392	8,386
Interest expense	(103,900)	(114,714)	(224,596)	(208,786)

Total other expense, net	(69,207)	(79,794)	(143,732)	(113,306)

Loss before income taxes, minority interests and extraordinary gain	(135,879)	(691,618)	(810,641)	(1,542,829)
Minority interest in (earnings) loss	(2,827)	1,828	(22,721)	2,534

Loss before income taxes	(138,706)	(689,790)	(833,362)	(1,540,295)
Benefit for income taxes	—	—	—	310,503

Loss from continuing operations	(138,706)	(689,790)	(833,362)	(1,229,792)
Loss from discontinued operations, net of income taxes	(941,680)	(1,660,989)	(1,250,140)	(2,620,212)
Extraordinary gain, net of $-0- income tax expense	—	—	45,244	—

Net loss	$(1,080,386)	$(2,350,779)	$(2,038,258)	$(3,850,004)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.01)	$(0.05)	$(0.05)	$(0.08)
Loss from discontinued operations, net of income taxes	(0.06)	(0.11)	(0.08)	(0.18)
Extraordinary gain, net of income tax expense	—	—	—	—

Net loss	$(0.07)	$(0.16)	$(0.13)	$(0.26)

Basic and diluted average common shares outstanding	15,740,711	14,851,568	15,740,711	14,851,568

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Six months ended February 28,
	2007	2006
Cash flows from operating activities
Net loss	$(2,038,258)	$(3,850,004)
Less loss from discontinued operations, net of income taxes	(1,250,140)	(2,620,212)

Net loss before discontinued operations	(788,118)	(1,229,792)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Extraordinary gain, net of tax	(45,244)	—
Depreciation and amortization	1,219,445	1,215,914
Provision for uncollectible accounts	202,133	213,319
Deferred income taxes	—	(310,503)
Minority interests	22,721	(2,534)
Loss on disposal of assets	—	162,437
Changes in operating assets and liabilities:
Restricted cash	469,000	(808,708)
Accounts receivable	2,192,965	608,543
Inventories	(73,980)	126,860
Prepaid expenses	225,181	401,616
Income taxes receivable	—	725,792
Other assets	(43,959)	20,389
Accounts payable	(983,638)	239,885
Accrued liabilities	1,292,388	26,923
Income taxes payable	—	(35,935)

Cash provided by continuing activities	3,688,894	1,354,206
Cash used in discontinued activities	(899,859)	(2,052,037)

Net cash provided by (used in) operating activities	2,789,035	(697,831)

Cash flows from investing activities
Purchase of property and equipment	(128,200)	(258,572)
Purchase of accounts receivable - other	(312,449)	—
Collections of purchased accounts receivable - other	71,155	156,995

Cash used in continuing activities	(369,494)	(101,577)
Cash used in discontinued activities	(21,943)	—

Net cash used in investing activities	$(391,437)	$(101,577)

(Continued)

See accompanying notes.

Consolidated Statements of Cash Flows (continued)

	Six months ended February 28,
	2007	2006
Cash flows from financing activities
Principal payments on notes payable	$(2,963,579)	$(761,558)
Purchase of minority interests	(119,000)	—

Cash used in continuing activities	(3,082,579)	(761,558)
Cash used in discontinued activities	(77,631)	(72,873)

Net cash used in financing activities	(3,160,210)	(834,431)

Effect of exchange rate changes on cash	16,425	3,083

Net decrease in cash and cash equivalents	(746,187)	(1,630,756)
Cash and cash equivalents at beginning of period	3,382,332	3,337,835

Cash and cash equivalents at end of period	$2,636,145	$1,707,079

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$235,832	$192,223

Income taxes	$—	$—

Non cash investing activities
Transfer of property and equipment to asset held for sale	$—	$12,272,280
Asset held for sale	—	(12,272,280)
Reduction in accrued liability	(1,400,000)	—
Note payable	1,400,000	—
Land cost from foreign currency gains	(104,266)	—
Foreign currency gains	104,266	—

	$—	$—

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

February 28, 2007

(Reviewed)

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $2.3 million and $2.5 million for the quarters ended February 28, 2007 and 2006, respectively, and $5.2 million and $5.6 million for the six months ended February 28, 2007 and 2006, respectively. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2006. Operating results for the quarter ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.

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

General

As of February 28, 2007, the Company operated one facility each in the Houston metropolitan area (Pasadena Facility), Dallas-Fort Worth area (Garland Facility) and in Baton Rouge (Baton Rouge Facility). Dynacq also owns a 70% equity interest in a joint venture formed under the laws of the Peoples Republic of China (the “DeAn Joint Venture”) to construct, own, and operate a hospital in Shanghai, China. The DeAn Joint Venture is currently negotiating a contract for the construction of the hospital, including obtaining governmental approval of the size and scope of services of the hospital.

Assets Held for Sale

During the fiscal year 2006, the Company made the decision to sell the assets related to its Baton Rouge and West Houston Facilities, and its land in The Woodlands, Texas, and has retained the services of a broker to locate buyers for the Baton Rouge Facility and the land in The Woodlands, Texas. The Company sold its West Houston Facility during the quarter ended February 28, 2007. The assets related to the other facilities have been classified as “Assets held for sale”.

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

Stock Based Compensation

The Company’s 1995 Non-Qualified Stock Option Plan and the Year 2000 Stock Incentive Plan (the “Plans”) provide for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 6,000,000 shares of common stock for future issuance under the Plans. As of February 28, 2007, there remain 3,437,836 shares which can be issued under the Plans, after giving effect to stock splits and shares issued under the Plans. All awards previously granted to employees under the Plans have been stock options, primarily intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”). The Plans also permit stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

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

For the quarter ended February 28, 2007, there were no equity-based compensation awards granted. Generally, options granted become exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after ten years. All of the outstanding stock options were vested as of August 31, 2005. The following table summarizes the stock option activities for the six months ended February 28, 2007 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, August 31, 2006	1,018	$5.55	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired or canceled	(30)	4.90	—	—

Outstanding, February 28, 2007	988	$5.57	—	—

Additional information relating to the Plans at February 28, 2007 and August 31, 2006 is as follows (in thousands):

	February 28, 2007	August 31, 2006
Options exercisable	988	1,018
Options available for grant and reserved common stock shares for stock option plans	3,438	3,408

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

On August 31, 2005 the Compensation Committee accelerated the vesting of all then outstanding stock options, and extended the exercise date of a stock option for an executive officer, primarily to avoid recognizing in its income statement approximately $1,874,000 in associated compensation expense in future periods, of which approximately $824,000 would have been recognized in fiscal year 2006 as a result of the adoption of SFAS No. 123(R). Unvested stock options to purchase 979,173 shares, of which 100,000 are held by an executive officer, became exercisable as a result of the vesting acceleration. The Compensation Committee also extended the exercise date for vested stock options to purchase 197,500 shares held by another executive officer of the Company. The Company recorded approximately $138,000 non-cash compensation charge as a result of these actions, of which approximately $35,000 is related to the excess of the intrinsic value over the fair market value of the Company’s stock on the acceleration date of those options that would have been forfeited or expired unexercised had the vesting not been accelerated, and approximately $103,000 is related to the excess of the intrinsic value over the fair market value of the Company’s stock on the date of extension of the exercise date of those options that would have been forfeited or expired unexercised had the exercise date not been extended. In determining the forfeiture rates of the stock options, the Company reviewed the current employee turnover rate, the unvested options’ original life, time remaining to vest and whether these options were held by officers of the Company. The compensation charge will be adjusted in future period financial results as actual forfeitures are realized. For the three and six months ended February 28, 2007, there were no material changes in actual forfeitures from estimates.

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

Revenue Recognition Policy

Through the fiscal year ended August 31, 2005, the Company did not participate in managed care contracts. In the quarter ended November 30, 2005, the Company began such participation and currently participates in a small number of managed care contracts. The Company records revenue pursuant to the following policy. The Company has established billing rates for its medical services which it bills as gross revenue as services are delivered. Gross billed revenues are then reduced by the Company’s estimate of the discount (contractual allowance) to arrive at net patient service revenues. Net patient service revenues are based on historical cash collections as discussed below and may not represent amounts ultimately expected to be collected. At such time as the Company can determine that ultimate collections have exceeded or have been less than the revenue recorded on a group of accounts, additional revenue or reduction in revenue is recorded as a change in estimate during the current period. The Company does adjust current period revenue for actual differences in estimated revenue recorded in prior periods and actual cash collections. As the Company is able to identify specific closed blocks of business, the Company compares the actual cash collections on gross billed charges to the estimated collections that were recorded in revenue. The Company records additional revenue or a reduction in revenue in the current period equal to the difference in the estimate recorded and the actual cash collected.

In the last two fiscal years, the Company has recorded additional revenue on two specific blocks of business during the six months ended February 28, 2006 as follows:

1. The Company collected $4,928,992 on a block of business generated at our Garland Facility (which was acquired in August 2003) between September 2003 and December 2004. Gross billings on this block of receivables were $8,482,598. The contractual allowance booked on this block of receivables was $5,986,285, or approximately 70.5%, generating net revenue of $2,496,313. Since the Company actually collected $4,928,992 on this block of receivables, additional revenue in the amount of $2,400,000 was recorded in the second quarter of fiscal year 2006.

2. The Company collected $3,572,519 on a block of business generated at our Garland Facility between January 2005 and February 2006. Gross billings on this block of receivables were $6,604,840. The contractual allowance booked on this block of receivables was $4,531,716, or approximately 68.6%, generating net revenue of $2,073,123. Since the Company actually collected $3,572,519 on this block of receivables, additional revenues in the amounts of $1,000,000 and $500,000 were recorded in the first and second quarters of fiscal year 2006, respectively.

Contractual Allowance

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis by operating facility. This ratio of cash collections to billed services is then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for the three and six months ended February 28, 2007 and 2006:

	Three months ended February 28,		Six months ended February 28,
	2007	2006	2007	2006
Gross billed charges	$20,936,883	$17,005,090	$46,892,224	$40,440,399
Contractual allowance	11,655,720	8,666,423	27,639,816	22,427,942

Net revenue	$9,281,163	$8,338,667	$19,252,408	$18,012,457

Contractual allowance percentage	56%	51%	59%	55%

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. The estimated accounts receivable not expected to be collected within twelve months of the balance sheet date have been shown as long-term receivables and represent receivables in the Medical Dispute Resolution (“MDR”) process and legal third-party financial class (“LTP”). The contractual allowance is provided as revenue is recognized. At each balance sheet date management reviews the accounts receivable for collectibility. For each operating facility, the historical cash collection percentage (based on cash collections for the last twelve months) of each financial class, except MDR and LTP, is calculated by each aging bucket. These aging bucket specific percentages are then applied to the accounts receivable at each balance sheet date for each aging bucket and financial class to estimate the amount of accounts receivable management expects to collect. All accounts receivable over five months from date of service, except for MDR and LTP, are valued at zero in this balance sheet analysis. Accounts receivable related to MDR and LTP are estimated at 28% collectibility in our balance sheet analysis irrespective of the age of the accounts receivable. The MDR accounts receivable are written off only after all collection efforts have failed, including the appeals process of MDR which may take several years. If after the review management believes certain receivables are uncollectible, the receivables are written down to the estimated collectible amount. However, if the estimated amount to be collected is greater than the net accounts receivable as of the balance sheet date, no adjustment is made to accounts receivable (i.e. no additional revenue is booked), due to the length of time it takes to ultimately settle the MDR accounts receivable. During the second quarter of fiscal year 2006, the Company wrote down its accounts receivable at the West Houston Facility by $600,000 based on the balance sheet approach.

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

Collections for services provided are generally settled or written off as uncollectible against the contractual allowance within five months of the date of service, except for services provided to injured workers in Texas.

The MDR process is an established reimbursement resolution process available to providers of healthcare services under the regulations guiding reimbursement for services provided to injured workers in the state of Texas. Accounts generally do not become subject to the MDR process prior to being outstanding for at least 90 days subsequent to patient discharge. For medical services provided to injured workers in the state of Texas, the MDR process is specifically based upon the administrative and statutory regulations promulgated by the Texas Labor Code, the Texas Administrative Code, and the Texas Insurance Code. The Company, in conjunction with most of the Texas hospital medical providers, continues its efforts to resolve the pending claims regarding payment for the treatment of injured workers under the Texas workers’ compensation laws. The Company exhausts all of its available avenues in collecting its accounts receivable (particularly in the workers’ compensation arena). This includes the appeal to the State Office of Administrative Hearings (“SOAH”) or the District Court for workers’ compensation cases where the insurance carrier failed to reimburse the Company in accordance with the rules of reimbursement mandated by Texas state law. Management believes these amounts are collectible due to the recent issuance of the SOAH Order in the Consolidated Stop Loss Legal Issues Docket. In that Order, the stop-loss methodology, which allows for the payment of 75% of audited charges, was determined to apply to all inpatient cases wherein the audited charges exceed $40,000. The Order supports the Company’s claims for reimbursement, and accordingly, enhances the probability of collection in these cases.

As a result, the Company’s approximately 490 inpatient stop-loss cases pending in SOAH’s Consolidated Docket have been returned to SOAH’s docket where the rulings in the Order will apply to each case. In a series of post decision orders, SOAH announced that it intends to dispose of all of the pending stop-loss cases by summary disposition unless specific fact issues in specific cases make that impossible. Accordingly, the parties have been ordered to file a response with SOAH by April 20, 2007, identifying each case in which fact issues (unrelated to stop-loss) preclude summary disposition. Based on the Order, all the Company’s cases in which summary disposition orders are issued should be decided in the Company’s favor. Mediation has been requested by many of the insurance carriers, and offers of settlement are arriving daily. The Company is actively pursuing settlement within the range of historical payments.

Vista Healthcare, Inc, (“VHI”), the ambulatory surgical center previously operated by the Company, has approximately 467 cases pending at SOAH, all of which involve contests relating to the methodology employed to determine “fair and reasonable” reimbursement for outpatient treatment. Historically, VHI recovered nearly 70% of its billed charges. These cases are now set on the SOAH trial docket and should be resolved over the next nine to 12 months.

Due to a number of factors outside the Company’s control, including a change in the Company’s reimbursement collection experience associated with potential changes in the reimbursement environment in which the Company operates, it is possible that management’s estimates of patient service revenues could change, which could have a material impact on the Company’s revenue and profitability in the future. It is very difficult for management to quantify with accuracy any reasonably likely effects that a change in estimate could have on the Company’s financial position and results of operations. However, management believes that the most reasonably likely effects that a change in estimate could have on the Company’s financial position and results of operations would be for the Company to collect amounts on accounts receivable greater than what is recorded on the books at February 28, 2007. The amount of such additional collections could range from zero to an amount that could approach $65.3 million, which represents the ultimate amount that the Company could collect on its MDR accounts receivable as of February 28, 2007 if all were settled in the Company’s favor. In accordance with the Company’s revenue recognition policy, accounts receivable are not written up to amounts ultimately expected to be collected until management can demonstrate that collections on an identifiable group of accounts are less than or more than the revenue which was recorded on the identified group of accounts. Amounts are not written up to management’s estimated amounts due to the length of time it takes to ultimately settle the MDR accounts receivable and the current uncertainty associated with such settlements. Any change in this estimate would impact revenues in the statement of operations and cash in the statement of financial position.

Allowance for Uncollectible Accounts

The Company has estimated uncollectible accounts expense of 1% of gross outpatient revenue. Management considers the allowance for uncollectible accounts as additional contractual allowance, and has historically made charge offs against the contractual allowance rather than against the allowance for uncollectible accounts in order to streamline and standardize the charge off procedure. Theoretically the only bad debts the Company could have are emergency room treatments which are not ultimately paid, and to date these have been written off against the contractual allowance.

Discontinued Operations

During the quarter ended February 28, 2007, the Company sold its West Houston Facility. In fiscal 2006, the Company had decided to sell the assets related to the Baton Rouge and West Houston Facilities, since those operations were not core to our long-term objectives, and are not performing consistently with the expectations the Company had for them at the time the investments were made. The Company has also made the decision to sell its land in The Woodlands, Texas, since it no longer intends to build on that site. None of those assets is encumbered by secured lien or debt, so all proceeds from the sale of any of those assets, net of selling expenses, would be available to pay down the existing revolving credit facility which is based on eligible accounts receivable, improve liquidity for the Company’s day-to-day operations, and invest in the Company’s core business activities, including the DeAn Joint Venture.

The Company has accounted for its Baton Rouge and West Houston Facilities as discontinued operations, and has reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to the Company’s discontinued operations for the three and six months ended February 28, 2007 and 2006 is as follows:

	Three months ended February 28,		Six months ended February 28,
	2007	2006	2007	2006
Net patient service revenue	$2,051,277	$1,337,347	$4,573,596	$3,636,673
Costs and expenses	(2,993,002)	(3,007,779)	(5,857,018)	(6,594,712)
Other income	45	9,443	33,282	19,037

Loss before income taxes	(941,680)	(1,660,989)	(1,250,140)	(2,939,002)
Benefit for income taxes	—	—	—	318,790

Loss from discontinued operation, net of income taxes	$(941,680)	$(1,660,989)	$(1,250,140)	$(2,620,212)

Minority Interests

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 1% to 10% at February 28, 2007).

Comprehensive Loss

Comprehensive loss for the three and six month periods ended February 28, 2007 and 2006 is as follows:

	Three months ended February 28,		Six months ended February 28,
	2007	2006	2007	2006
Net loss	$(1,080,386)	$(2,350,779)	$(2,038,258)	$(3,850,004)
Foreign currency translation adjustment, net of taxes of $-0-	53,425	27,338	120,691	27,338

Comprehensive loss	$(1,026,961)	$(2,323,441)	$(1,917,567)	$(3,822,666)

Contingencies

The Company maintains various insurance policies that cover each of its facilities. Specifically, the Company has occurrence malpractice coverage for its Pasadena and Garland Facilities. In Louisiana, the Company is a member of the Louisiana Patient Compensation Fund and purchases insurance through the Louisiana Patient Compensation Fund for medical malpractice. The Company maintained claims made malpractice coverage for the West Houston Facility through March 13, 2007. In addition, all physicians granted privileges at the Company’s facilities are required to maintain medical malpractice insurance coverage. The Company also maintains general liability and property insurance coverage for each facility, including flood coverage. The Company maintains workers’ compensation coverage for the Baton Rouge Facility, but does not currently maintain workers’ compensation coverage in Texas. In regard to the Employee Health Insurance Plan, the Company is self-insured with specific and aggregate re-insurance with stop-loss levels appropriate for the Company’s group size. Coverage is maintained in amounts management deems adequate.

In the second quarter of 2004, eight class action lawsuits were filed in the United States District Court for the Southern District of Texas alleging federal securities law causes of action against the Company and various current and former officers and directors. The plaintiffs were persons who purchased shares of the Company’s common stock on the open market generally during the period of January 14, 2003 through December 18, 2003. Under the procedures of the Private Securities Litigation Reform Act, the Court consolidated the actions and appointed lead plaintiffs in the matter. An amended complaint was filed on June 30, 2004, asserting a class period of November 27, 2002, through December 19, 2003 and naming additional defendants, including Ernst & Young, LLP, the Company’s prior auditors. The amended complaint sought certification as a class action and alleged that the defendants violated Sections 10(b), 20(a), 20(A), and Rule 10b-5 under the Exchange Act by publishing materially misleading financial statements that did not comply with generally accepted accounting principles, making materially false or misleading statements or omissions regarding revenues and receivables, operations and financial results, and engaging in an intentional fraudulent scheme aimed at inflating the value of Dynacq’s stock. After the Company filed its Form 10-K for fiscal 2003 on July 30, 2004, the plaintiffs filed a Second Amended Consolidated Class Action Complaint on September 30, 2004. All defendants filed motions to dismiss the complaint. The plaintiffs voluntarily dismissed two of the former officers from the case. The Court dismissed the claims against one former officer and Ernst & Young, LLP, but denied the motions to dismiss the Company and two current officers who are defendants. A settlement was subsequently reached and at a settlement hearing on January 10, 2007, the Court (a) approved the settlement as fair, reasonable and adequate; (b) entered an Order of Final Judgment and Dismissal; and (c) entered an Order approving the plan of allocation and awarding fees and expenses to Plaintiffs’ counsel. Pursuant to the settlement, Dynacq paid $100,000 (less amounts already paid by Dynacq for notice to class members) and issued a note for $1.4 million to be paid in 36 equal monthly installments, beginning March 9, 2007. The note bears interest at 6% per annum and is secured by a deed of trust on the Garland Facility. As a result of this settlement, the Company recorded a $1.5 million charge to operations during 2006.

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

Executive Summary

Assets Held for Sale and Discontinued Operations

During the quarter ended February 28, 2007, the Company sold its West Houston Facility. In 2006, the Company decided to sell the assets related to the Baton Rouge and West Houston Facilities, since those operations were not core to our long-term objectives and are not performing consistently with the expectations we had for them at the time we made the investment. The Company has also made the decision to sell its land in The Woodlands, Texas, since it no longer intends to build on that site. None of those assets is encumbered by secured lien or debt, so all proceeds from the sale of any of those assets, net of selling expenses, would be available to pay down the existing revolving credit facility which is based on eligible accounts receivable, improve liquidity for the Company’s day-to-day operations, and invest in the Company’s core business activities, including the DeAn Joint Venture.

The Company has retained the services of a broker to locate buyers for the Baton Rouge Facility and the land in The Woodlands, Texas.

Update on MDRs

The Company, in conjunction with most of the Texas hospital medical providers, continues its efforts to resolve the pending claims regarding payment for the treatment of injured workers under the Texas workers’ compensation laws. The Company exhausts all of its available avenues in collecting its accounts receivable (particularly in the workers’ compensation arena). This includes the appeal to the State Office of Administrative Hearings (“SOAH”) or the District Court for workers’ compensation cases where the insurance carrier failed to reimburse the Company in accordance with the rules of reimbursement mandated by Texas state law.

Historically, the Company had collected approximately 55% to 60% of its charges in “stop-loss” cases; however, around early 2000, certain carriers, including the largest, Texas Mutual Insurance Company, stopped paying the “stop-loss” rate and instead paid a much lower “per diem” amount, if they paid anything at all. As the cases made their way through the medical dispute resolution (“MDR”) process, appeals began to pile up at SOAH with few, if any, decisions, being issued. In 2004, the MDR process ground to a halt.

In 2005, the Texas Legislature passed House Bill 7, making substantial changes to the Texas Workers Compensation System. Among other things, the Bill altered the manner in which cases would proceed under the

MDR process. Appeals to SOAH were eliminated and cases were appealed directly from the Division of Workers Compensation to the State District Courts of Travis County Texas. That portion of House Bill 7 was recently held to be unconstitutional by a Travis County District Court. The Texas Legislature has addressed this problem by recent legislation that has passed the Texas Senate (unanimously) and is pending in the Texas House of Representatives. This legislation returns SOAH to the process and will enable the MDR process to continue.

The consolidation of the cases pending at SOAH began with an order from Administrative Law Judge Howard S. Seitzman dated January 12, 2005, in which the “stop-loss” cases were joined for the purpose of a pre-hearing conference on disposition. The order also abated all discovery in all of the cases. Ultimately, the SOAH judges recognized that certain common legal issues were involved in most of the cases, and so a policy decision was made at SOAH to answer these common legal issues in a consolidated proceeding, rather than on a case-by-case basis. The answers to the common legal issues would then be applied to each case as it was tried.

On January 12, 2007, an En Banc Panel consisting of nine administrative law judges issued its decision answering the common legal issues. The Panel ruled in favor of the legal position of the hospitals, including that of the Company. The legal positions advanced by the insurance carriers were completely overruled.

The Order stated that “a hospital establishes eligibility for applying the stop-loss reimbursement methodology under §134.401(c)(4) when total eligible amounts exceed the Stop-Loss Threshold of $40,000. There is no additional requirement for a hospital to establish that any or all of the services are unusually costly or unusually extensive.” The Order also stated that “eligible items, including those items listed in § 134.401(c)(4) are included at their post-audit dollar amount in the calculation of the $40,000 Stop-Loss Threshold.” Further, “in calculating whether the Stop-Loss Threshold has been met, all eligible items are included in the hospital’s usual and customary charges.” The stop-loss methodology, which allows for the payment of 75% of audited charges, applies to all inpatient cases wherein the audited charges exceed $40,000.

The result of the Order is that the Company’s approximately 490 inpatient stop-loss cases pending in SOAH’s Consolidated Docket have been returned to SOAH’s docket where the rulings in the Order will apply to each case. The Order supports the Company’s claims for reimbursement, and accordingly, enhances the probability of collection in these cases.

In a series of post decision orders, SOAH has announced that it intends to dispose of all of the pending stop-loss cases by summary disposition unless specific fact issues in specific cases make that impossible. Accordingly, the parties have been ordered to file a response with SOAH by April 20, 2007, identifying each case in which fact issues (unrelated to stop-loss) preclude summary disposition. Based on the Order regarding the common legal issues, all the Company’s cases in which summary disposition orders are issued should be decided in the Company’s favor.

In addition to the problems created by House Bill 7, the MDR appeals which are pending in Travis County district courts were abated until such time as SOAH had ruled on the stop-loss common legal issues. Most of those cases raise the constitutional question regarding the absence of contested case hearings (due process) at the administrative agency level (SOAH). Again, the failure of House Bill 7 to provide for a hearing in these fee disputes resulted in the statute being declared unconstitutional by a Travis County District Court. That decision is now on appeal.

Although the Company’s method of calculating the Acute Care Inpatient Fee Guideline for stop loss cases has now been upheld by SOAH and the Company expects ultimately to prevail when the appeals have run their course, it is impossible to guarantee the outcome of any legal proceeding. If the Company does prevail, it will be entitled to payment under stop-loss at 75% of its audited billed charges, plus accumulated interest. Mediation has been requested by many of the insurance carriers, and offers of settlement are arriving daily. The Company is actively pursuing settlement within the range of historical payments.

Vista Healthcare, Inc, (“VHI”), the ambulatory surgical center previously operated by the Company, has approximately 467 cases pending at SOAH, all of which involve contests relating to the methodology employed to determine “fair and reasonable” reimbursement for outpatient treatment. Historically, VHI recovered nearly 70% of its billed charges. Again, the decision making process was abated for nearly four years. Now these cases are set on the SOAH trial docket and should be resolved over the next nine to 12 months. The Company is actively pursuing settlement of these cases as well and fully expects to make substantial recoveries from the insurance carriers. Settlement discussions are occurring daily, and reasonable offers have been made by some carriers.

While there remain nearly 2,500 cases at the MDR level, the recent action by the Texas Legislature and the public statements made by Commissioner Albert Betts of Texas Department of Insurance Division of Workers’ Compensation indicate that the MDR process will restart in the immediate future and the decisions rendered will be in accord with the recent SOAH and Travis County District Court rulings.

Due to a number of factors outside the Company’s control, including a change in the Company’s reimbursement collection experience associated with potential changes in the reimbursement environment in which the Company operates, it is possible that management’s estimates of patient service revenues could change, which could have a material impact on the Company’s revenue and profitability in the future. It is very difficult for management to quantify with accuracy any reasonably likely effects that a change in estimate could have on the Company’s financial position and results of operations. However, management believes that the most reasonably likely effects that a change in estimate could have on the Company’s financial position and results of operations would be for the Company to collect amounts on accounts receivable greater than what is recorded on the books at February 28, 2007. The amount of such additional collections could range from zero to an amount that could approach $65.3 million, which represents the ultimate amount that the Company could collect on its MDR accounts receivable as of February 28, 2007 if all were settled in the Company’s favor. In accordance with the Company’s revenue recognition policy, accounts receivable are not written up to amounts ultimately expected to be collected until management can demonstrate that collections on an identifiable group of accounts are less than or more than the revenue which was recorded on the identified group of accounts. Amounts are not written up to management’s estimated amounts due to the length of time it takes to ultimately settle the MDR accounts receivable and the current uncertainty associated with such settlements. Any change in this estimate would impact revenues in the statement of operations and cash in the statement of financial position.

Net Patient Service Revenues

Net patient service revenues increased $942,496, or 11%, from the second fiscal quarter of 2006, primarily as a result of an increase in the number of inpatient cases. The number of total cases increased 74, or 14%.

Costs and Expenses

Costs and expenses increased 4% in the second fiscal quarter of the current year, compared to that of the prior year, primarily due to an increase in medical services and supplies associated with an increase in the number of inpatient cases.

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

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended February 28, 2007. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2006.

Results of Operations

	Three months ended February 28,				Six months ended February 28,
	2007		2006		2007		2006
Net patient service revenue	$9,281,163	100%	$8,338,667	100%	$19,252,408	100%	$18,012,457	100%

Costs and expenses:
Compensation and benefits	2,887,770	31	2,752,537	33	5,691,826	30	5,722,425	32
Medical services and supplies	1,972,623	21	1,309,771	16	4,201,498	22	3,132,371	17
Other operating expenses	3,824,123	41	4,191,450	50	8,604,415	45	8,995,514	50
Provision for uncollectible accounts	97,403	1	94,913	1	202,133	1	213,319	1
Loss (gain) on disposal of assets	—	—	(239)	—	—	—	162,437	1
Depreciation and amortization	565,916	6	602,059	7	1,219,445	6	1,215,914	7

Total costs and expenses	9,347,835	101	8,950,491	107	19,919,317	103	19,441,980	108

Operating loss	(66,672)	(1)	(611,824)	(7)	(666,909)	(3)	(1,429,523)	(8)
Other expense, net	(69,207)	(1)	(79,794)	(1)	(143,732)	(1)	(113,306)	(1)
Minority interest in (earnings) loss	(2,827)	—	1,828	—	(22,721)	—	2,534	—

Loss before income taxes	(138,706)	(1)	(689,790)	(8)	(833,362)	(4)	(1,540,295)	(9)
Benefit for income taxes	—	—	—	—	—	—	310,503	2

Loss from continuing operations	(138,706)	(1)	(689,790)	(8)	(833,362)	(4)	(1,229,792)	(7)
Loss from discontinued operations, net of income taxes	(941,680)	(10)	(1,660,989)	(20)	(1,250,140)	(6)	(2,620,212)	(15)

Extraordinary gain, net of $-0- income tax expense	—	—	—	—	45,244	—	—	—

Net loss	$(1,080,386)	(12)%	$(2,350,779)	(28)%	$(2,038,258)	(11)%	$(3,850,004)	(21)%

Operational statistics (Number of medical procedures)
Inpatient:
Bariatrics	63		23		114		82
Orthopedics	58		62		169		155
Other	9		7		17		19

Total inpatient procedures	130		92		300		256

Outpatient:
Orthopedics	76		80		189		182
Other	402		362		803		785

Total outpatient procedures	478		442		992		967

Total procedures	608		534		1,292		1,223

Three Months Ended February 28, 2007 Compared to the Three Months Ended February 28, 2006

Net patient service revenue increased by $942,496, or 11%, from $8,338,667 to $9,281,163, and total surgical cases increased by 14% from 534 cases to 608 cases for the quarters ended February 28, 2007 and 2006, respectively. Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase/(decrease) from 2006 to 2007
Facility	Net patient service revenue	Cases
Pasadena	(5)%	(14)%
Garland	27	86
Overall	11	14

According to the Company’s revenue recognition policy, during the three and six months ended February 28, 2006, the Company had recorded additional revenue on two specific blocks of business as follows:

1. The Company collected $4,928,992 on a block of business generated at our Garland Facility (which was acquired in August 2003) between September 2003 and December 2004. Gross billings on this block of receivables were $8,482,598. The contractual allowance booked on this block of receivables was $5,986,285, or approximately 70.5%, generating net revenue of $2,496,313. Since the Company actually collected $4,928,992 on this block of receivables, additional revenue in the amount of $2,400,000 was recorded in the second quarter of fiscal year 2006.

2. The Company collected $3,572,519 on a block of business generated at our Garland Facility between January 2005 and February 2006. Gross billings on this block of receivables were $6,604,840. The contractual allowance booked on this block of receivables was $4,531,716, or approximately 68.6%, generating net revenue of $2,073,123. Since the Company actually collected $3,572,519 on this block of receivables, additional revenues in the amounts of $1,000,000 and $500,000 were recorded in the first and second quarters of fiscal year 2006, respectively.

Excluding the above-mentioned additional revenue on two specific blocks of business, net patient service revenue per case increased $5,080 or 50%, from $10,185 in 2006 to $15,265 in 2007, as well as the number of cases increased by 14%. The increase in net patient service revenue per case was due to an increase in the number of inpatient cases that typically have a higher average reimbursement per case.

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months to gross billed revenue on a case-by-case basis by operating facility. In compliance with this revenue recognition policy, due to slower collections on the receivables associated with the workers’ compensation dispute resolution process, the Company’s contractual allowance as a percentage of gross patient revenue has increased from 51% in 2006 to 56% in 2007.

Total costs and expenses increased by $397,344, or 4%, from $8,950,491 in 2006 to $9,347,835 in 2007. The following discusses the various changes in costs and expenses:

•	Compensation and benefits increased by $135,233, or 5%, which was primarily due to an increase in the number of cases.

•

Medical services and supplies expenses increased by $662,852, or 51%, while the number of surgery cases increased 14%. The increase was due to a 41% increase in the number of inpatient procedures, which typically require more medical services and supplies.

•

Other operating expenses decreased by $367,327, or 9%. Even though the net patient service revenue increased, the marginal decrease in other operating expenses is due to the continued efforts made by the Company to reduce costs and expenses.

The income tax benefit of the net operating loss does not have the expected relationship to net loss due to the Company’s utilization of operating loss carry backs in prior years and the uncertainty of realization of operating loss carry forwards in future years.

The loss on discontinued operations represents the losses at our Baton Rouge and West Houston Facilities. The combined net patient service revenues at these facilities increased $713,930, or 53%, from $1,337,347 in 2006 to $2,051,277 in 2007, and the total surgical cases also increased 2% from 328 cases in 2006 to 333 cases in 2007. The net patient revenue per case increased by $2,083, from $4,077 in 2006 to $6,160 in 2007, primarily due to a 60%

increase in the number of inpatient cases. Total costs and expenses of the discontinued operations decreased marginally by $14,777, from $3,007,779 in 2006 to $2,993,002 in 2007. In 2007, the Company made concerted efforts to reduce costs and expenses at these facilities, while continuing to increase revenues. In 2006, the assets related to the discontinued operations had depreciation expense of $445,129.

Six Months Ended February 28, 2007 Compared to the Six Months Ended February 28, 2006

Net patient service revenue increased by $1,239,951, or 7%, from $18,012,457 to $19,252,408 and total surgical cases increased by 6% from 1,223 cases to 1,292 cases for the six months ended February 28, 2006 and 2007, respectively. Following are the changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase/(decrease) from 2006 to 2007
Facility	Net patient service revenue	Cases
Pasadena	(18)%	(12)%
Garland	47	44
Overall	7	6

As stated above, in terms of the Company’s revenue recognition policy, during the six months ended February 28, 2006, the Company had recorded additional revenue of $3.9 million on two specific blocks of business. Excluding these additional revenues in the prior year, net patient service revenue per case increased $3,362, or 29%, from $11,539 in 2006 to $14,901 in 2007, as well as the number of cases increased by 6%. The increase in net patient service revenue per case was due to an increase in the number of inpatient cases that typically have a higher average reimbursement per case.

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months to gross billed revenue on a case-by-case basis by operating facility. In compliance with this revenue recognition policy, due to slower collections on the receivables associated with the workers’ compensation dispute resolution process, the Company’s contractual allowance as a percentage of gross patient revenue has increased from 55% in 2006 to 59% in 2007.

Total costs and expenses increased by $477,337, or 2%, from $19,441,980 in 2006 to $19,919,317 in 2007. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased marginally by $30,599, or 1%. The Company made a concerted effort to reduce employee costs and expenses.

•

Medical services and supplies expenses increased by $1,069,127, or 34%, while the number of surgery cases increased 6%. The increase was due to a 17% increase in the number of inpatient procedures, which typically require more medical services and supplies.

•

Other operating expenses decreased by $391,099, or 4%. Even though the net patient service revenue increased, the marginal decrease in other operating expenses is due to the continued efforts made by the Company to reduce costs and expenses.

•	In 2006, the Company had incurred loss on disposal of assets of $162,437.

The income tax benefit of the net operating loss does not have the expected relationship to net loss due to the Company’s utilization of operating loss carry backs in prior years and the uncertainty of realization of operating loss carry forwards in future years.

The loss on discontinued operations represents the losses at our Baton Rouge and West Houston Facilities. The combined net patient service revenues at these facilities increased $936,923, or 26%, from $3,636,673 in 2006 to $4,573,596 in 2007, and the total surgical cases also increased 6% from 648 cases in 2006 to 685 cases in 2007. The net patient revenue per case increased by $1,065, from $5,612 in 2006 to $6,677 in 2007, primarily due to a 35%

increase in the number of inpatient cases. Total costs and expenses of the discontinued operations decreased by $737,694, from $6,594,712 in 2006 to $5,857,018 in 2007. In 2007, the Company made concerted efforts to reduce costs and expenses at these facilities, while continuing to increase revenues. In 2006, the assets related to the discontinued operations had depreciation expense of $793,743.

The extraordinary gain in 2007 of $45,244, net of income taxes, relates to gains on the purchase of minority interests from certain minority interest holders at an amount less than the net book value of the minority interest liability on the date of purchase.

Liquidity and Capital Resources

Our 2006 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Total cash flow provided by operating activities was $2,789,035 (including $899,859 used in discontinued operations) during the period ended February 28, 2007, primarily due to a decrease in accounts receivable by $2,192,965, a decrease in restricted cash of $469,000 and a net increase in accrued liabilities and accounts payable of $308,750.

Cash flow from investing activities

Total cash flow used in investing activities was $391,437 primarily due to the purchase of accounts receivable.

Cash flow from financing activities

Total cash flow used in financing activities was $3,160,210 during the current period. During the six months ended February 28, 2007, the Company paid down $2,963,579 under its Credit Agreement. In the current period, the class action lawsuit settlement was approved by the Court, and in accordance with the terms of the settlement, the Company paid $100,000 and signed a note payable for $1.4 million to be paid in 36 equal monthly installments. The note bears interest of 6% per annum and is secured by a deed of trust on the Garland Facility.

The Company had working capital of $1,076,558 as of February 28, 2007, and maintained a liquid position by a current ratio of approximately 1.08 to 1.

The Company and certain of its subsidiaries on May 27, 2005 entered into a Credit and Security Agreement (the “Credit Agreement”) with Merrill Lynch Capital for a five-year revolving credit facility for up to $10 million, subject to a borrowing base based on eligible accounts receivable and further subject to a $2 million reserve until satisfaction of certain conditions. As of February 28, 2007, the Company had drawn $3.4 million of approximately $5.0 million available to it under the Credit Agreement based on its borrowing base at that date. The Company’s obligations are secured by a first priority security interest in all existing and future accounts receivable and accounts receivable-related items, other assets and deposit accounts of certain subsidiaries, a pledge of 75% of equity interest in the operating entities of the Garland and Pasadena Facilities and a negative pledge for the equity interests in the Company and other subsidiaries. The real estate holding subsidiaries of Dynacq are not borrowers under the Credit Agreement, and their real estate and equipment assets are not pledged to secure the obligations under such facility.

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

As of April 10, 2007, the Company had an approximately $4 million cash balance. As of April 10, 2007, the Company had drawn approximately $1.6 million in the third quarter of fiscal 2007, and had drawn $5 million of approximately $6.5 million available under the Credit Agreement, based on its borrowing base on that date. The availability of borrowings under our Credit Agreement is subject to various conditions as mentioned above.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”).” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial statements.

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

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on funded debt. The Company had drawn approximately $3.4 million as of February 28, 2007 under the Credit Agreement. The balance owed under the facility as of April 10, 2007 was approximately $5.0 million. Borrowings under the Credit Agreement bear interest at variable rates based on the LIBOR rate plus 2.85%. Based on the amount outstanding, a 100 basis point change in the applicable interest rates would not have a material impact on the Company’s annual cash flow or income.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of February 28, 2007. Based on that evaluation, we believe that, as of February 28, 2007, our internal control over financial reporting is effective.

Subsequent to the evaluation and through the date of this filing of Form 10-Q for the fiscal quarter ending February 28, 2007, there have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

In the second quarter of 2004, eight class action lawsuits were filed in the United States District Court for the Southern District of Texas alleging federal securities law causes of action against the Company and various current and former officers and directors. The plaintiffs were persons who purchased shares of the Company’s common stock on the open market generally during the period of January 14, 2003 through December 18, 2003. Under the procedures of the Private Securities Litigation Reform Act, the Court consolidated the actions and appointed lead plaintiffs in the matter. An amended complaint was filed on June 30, 2004, asserting a class period of November 27, 2002, through December 19, 2003 and naming additional defendants, including Ernst & Young, LLP, the Company’s prior auditors. The amended complaint sought certification as a class action and alleged that the defendants violated Sections 10(b), 20(a), 20(A), and Rule 10b-5 under the Exchange Act by publishing materially misleading financial statements that did not comply with generally accepted accounting principles, making materially false or misleading statements or omissions regarding revenues and receivables, operations and financial results, and engaging in an intentional fraudulent scheme aimed at inflating the value of Dynacq’s stock. After the Company filed its Form 10-K for fiscal 2003 on July 30, 2004, the plaintiffs filed a Second Amended Consolidated Class Action Complaint on September 30, 2004. All defendants filed motions to dismiss the complaint. The plaintiffs voluntarily dismissed two of the former officers from the case. The Court dismissed the claims against one former officer and Ernst & Young, LLP, but denied the motions to dismiss the Company and two current officers who are defendants. A settlement was subsequently reached and at a settlement hearing on January 10, 2007, the Court (a) approved the settlement as fair, reasonable and adequate; (b) entered an Order of Final Judgment and Dismissal; and (c) entered an Order approving the plan of allocation and awarding fees and expenses to Plaintiffs’ counsel. Pursuant to the settlement, Dynacq paid $100,000 (less amounts already paid by Dynacq for notice to class members) and issued a note for $1.4 million to be paid in 36 equal monthly installments, beginning March 9, 2007. The note bears interest at 6% per annum and is secured by a deed of trust on the Garland Facility. As a result of this settlement, the Company recorded a $1.5 million charge to operations during 2006.

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

Election of Directors, Change of Domicile of the Company from Delaware to Nevada and Ratification of Engagement of Independent Auditors

On February 15, 2007, the Company held its Annual Meeting of Stockholders. Each of our directors was reelected to serve until our next annual meeting of shareholders or until his respective successor is elected and qualified. The following table sets forth the results of the voting for the election of directors:

Nominee	For	Withheld	Abstentions and Broker Non-votes
Chiu M. Chan	12,587,775	59,412	—
Philip S. Chan	12,588,752	58,435	—
Stephen L. Huber	12,615,504	31,683	—
Earl R. Votaw	12,615,104	32,083	—
Ping S. Chu	12,614,505	32,682	—
James G. Gerace	12,615,104	32,083	—

The stockholders also approved to change the domicile of the Company from Delaware to Nevada by approving the merger of the Company into a new corporation incorporated in Nevada. The proposal for the merger received 9,883,627 affirmative votes, 33,319 negative votes, 2,728,352 broker non-votes, with 1,889 votes abstaining.

The stockholders also ratified the engagement of Killman, Murrell & Company, P.C. as the independent auditors for the fiscal year ending August 31, 2007. The proposal to ratify received 12,629,128 affirmative votes and 16,021 negative votes, with 2,038 votes abstaining.

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

DYNACQ HEALTHCARE, INC.

Date: April 13, 2007	By:	/s/ Chiu M. Chan
Chiu M. Chan Chief Executive Officer (duly authorized officer)

Date: April 13, 2007	By:	/s/ Philip S. Chan
Philip S. Chan Chief Financial Officer (principal financial and accounting officer)

INDEX OF EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 15.1	Awareness Letter of Killman, Murrell & Company, P.C.

Exhibit 23.1	Consent of Killman, Murrell & Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.