Form 10-Q
period 2007-05-31
DYNACQ HEALTHCARE INC
filed 2007-07-16
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

As of July 10, 2007, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 15,740,711.

Table of Co ntents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have reviewed the consolidated balance sheet of Dynacq Healthcare, Inc., as of May 31, 2007, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended May 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Killman, Murrell & Company, P.C.

Killman, Murrell & Company, P.C.

Houston, Texas

July 11, 2007

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	May 31, 2007	August 31, 2006
	(Reviewed)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$5,664,544	$3,382,332
Restricted cash	339,708	808,708
Current portion of accounts receivable, net of contractual allowances of approximately $66,600,000 and $66,089,000 at May 31, 2007 and August 31, 2006, respectively	10,549,755	11,108,810
Accounts receivable - other	267,445	14,423
Inventories	2,120,767	1,751,760
Prepaid expenses	304,847	505,454
Income taxes receivable	1,731,192	1,731,192

Total current assets	20,978,258	19,302,679
Assets held for sale	13,068,908	13,252,800
Property and equipment, net	20,307,433	21,558,200
Long-term portion of accounts receivable, net of contractual allowances of approximately $124,090,000 and $100,538,000 at May 31, 2007 and August 31, 2006, respectively	19,656,502	16,899,319
Other assets	309,695	259,974

Total assets	$74,320,796	$71,272,972

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	May 31, 2007	August 31, 2006
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,412,177	$5,242,314
Accrued liabilities	5,843,748	4,613,586
Notes payable	7,597,056	6,339,212
Liabilities related to discontinued operations	12,923	130,299
Current portion of capital lease obligations	10,383	—
Current taxes payable	72,030	72,030

Total current liabilities	17,948,317	16,397,441
Non-current liabilities:
Long-term portion of notes payable	847,043	—
Long-term portion of capital lease obligations	20,344	—

Total liabilities	18,815,704	16,397,441

Minority interests	543,355	656,697

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 15,740,711 shares issued at May 31, 2007 and at August 31, 2006	15,741	15,741
Additional paid-in capital	13,056,974	13,056,974
Accumulated other comprehensive income	275,482	105,659
Retained earnings	41,613,540	41,040,460

Total stockholders’ equity	54,961,737	54,218,834

Total liabilities and stockholders’ equity	$74,320,796	$71,272,972

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Reviewed)

	Three months ended May 31,		Nine months ended May 31,
	2007	2006	2007	2006
Net patient service revenue	$12,594,027	$7,831,450	$31,846,435	$25,843,907

Costs and expenses:
Compensation and benefits	3,200,301	2,567,931	8,892,127	8,290,356
Medical services and supplies	2,230,286	1,666,195	6,431,784	4,798,566
Other operating expenses	3,990,341	3,654,731	12,796,889	12,863,564
Loss on disposal of assets	—	—	—	162,437
Depreciation and amortization	564,815	586,014	1,784,260	1,801,928

Total costs and expenses	9,985,743	8,474,871	29,905,060	27,916,851

Operating income (loss)	2,608,284	(643,421)	1,941,375	(2,072,944)

Other income (expense):
Rent and other income	86,942	329,690	146,414	416,784
Interest income	7,076	11,649	28,468	20,035
Interest expense	(113,970)	(87,412)	(338,566)	(296,198)

Total other income (expense), net	(19,952)	253,927	(163,684)	140,621

Income (loss) before income taxes, minority interests and extraordinary gain	2,588,332	(389,494)	1,777,691	(1,932,323)
Minority interest in earnings	(28,182)	(7,805)	(50,903)	(5,271)

Income (loss) before income taxes	2,560,150	(397,299)	1,726,788	(1,937,594)
Benefit for income taxes	—	—	—	310,503

Income (loss) from continuing operations	2,560,150	(397,299)	1,726,788	(1,627,091)
Income (loss) from discontinued operations, net of income taxes	51,188	(420,813)	(1,198,952)	(3,041,025)
Extraordinary gain, net of $-0- income tax expense	—	—	45,244	—

Net income (loss)	$2,611,338	$(818,112)	$573,080	$(4,668,116)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.16	$(0.03)	$0.11	$(0.11)
Income (loss) from discontinued operations, net of income taxes	—	(0.03)	(0.08)	(0.20)
Extraordinary gain, net of income tax expense	—	—	—	—

Net income (loss) (1)	$0.17	$(0.05)	$0.04	$(0.31)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.16	$(0.03)	$0.11	$(0.11)
Income (loss) from discontinued operations, net of income taxes	—	(0.03)	(0.08)	(0.20)
Extraordinary gain, net of income tax expense	—	—	—	—

Net income (loss) (1)	$0.17	$(0.05)	$0.04	$(0.31)

Basic average common shares outstanding	15,740,711	14,953,854	15,740,711	14,892,482

Diluted average common shares outstanding	15,740,711	14,953,854	15,740,711	14,892,482

(1)	The total earnings per share does not foot due to rounding.

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Nine months ended May 31,
	2007	2006
Cash flows from operating activities
Net income (loss)	$573,080	$(4,668,116)
Less loss from discontinued operations, net of income taxes	(1,198,952)	(3,041,025)

Net income (loss) before discontinued operations	1,772,032	(1,627,091)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Extraordinary gain, net of tax	(45,244)	—
Depreciation and amortization	1,784,260	1,801,928
Provision for uncollectible accounts	202,133	309,118
Deferred income taxes	—	(310,503)
Minority interests	50,903	5,271
Loss on disposal of assets	—	162,437
Changes in operating assets and liabilities:
Restricted cash	469,000	(808,708)
Accounts receivable	(2,426,839)	(3,726,664)
Inventories	(436,289)	306,959
Prepaid expenses	200,607	404,354
Income taxes receivable	—	925,792
Other assets	(57,221)	19,903
Accounts payable	(830,137)	973,206
Accrued liabilities	2,630,161	599,018
Income taxes payable	—	(39,357)

Cash provided by (used in) continuing activities	3,313,366	(1,004,337)
Cash used in discontinued activities	(824,671)	(1,653,957)

Net cash provided by (used in) operating activities	2,488,695	(2,658,294)

Cash flows from investing activities
Purchase of property and equipment	(353,465)	(271,120)
Purchase of accounts receivable - other	(312,449)	—
Collections of purchased accounts receivable - other	59,427	113,772

Cash used in continuing activities	(606,487)	(157,348)
Cash used in discontinued activities	(72,529)	—

Net cash used in investing activities	$(679,016)	$(157,348)

(Continued)

See accompanying notes.

Consolidated Statements of Cash Flows (continued)

	Nine months ended May 31,
	2007	2006

Cash flows from financing activities
Proceeds from notes payable	$812,194	$1,034,594
Payments on notes payable	(107,307)	—
Sale of common stock	—	630,080
Payments on capital lease	(2,849)	—
Purchase of minority interests	(143,000)	—

Cash provided by continuing activities	559,038	1,664,674
Cash used in discontinued activities	(117,376)	(110,182)

Net cash provided by financing activities	441,662	1,554,492

Effect of exchange rate changes on cash	30,871	6,298

Net increase (decrease) in cash and cash equivalents	2,282,212	(1,254,852)
Cash and cash equivalents at beginning of period	3,382,332	3,337,835

Cash and cash equivalents at end of period	$5,664,544	$2,082,983

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$345,234	$264,532

Income taxes	$—	$—

Non cash investing activities
Reduction in accrued liability	$(1,400,000)	$—
Note payable	1,400,000	—
Equipment from capital lease	(33,576)	—
Capital lease obligation	33,576	—
Land cost from foreign currency gains	(138,952)	—
Foreign currency gains	138,952	—

	$—	$—

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

May 31, 2007

(Reviewed)

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $2.1 million and $1.9 million for the quarters ended May 31, 2007 and 2006, respectively, and $7.3 million and $7.5 million for the nine months ended May 31, 2007 and 2006, respectively. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2006. Operating results for the quarter ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.

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

General

As of May 31, 2007, the Company operated one facility each in the Houston metropolitan area (Pasadena Facility), Dallas-Fort Worth area (Garland Facility) and in Baton Rouge (Baton Rouge Facility). Dynacq also owns a 70% equity interest in a joint venture formed under the laws of the Peoples Republic of China (the “DeAn Joint Venture”) to construct, own, and operate a hospital in Shanghai, China. The DeAn Joint Venture is currently negotiating a contract for the construction of the hospital, including obtaining governmental approval of the size and scope of services of the hospital.

Assets Held for Sale

During the fiscal year 2006, the Company made the decision to sell the assets related to its Baton Rouge and West Houston Facilities, and its land in The Woodlands, Texas. The Company sold its West Houston Facility during the quarter ended February 28, 2007. The assets related to the other properties have been classified as “Assets held for sale”. In May 2007, the Company signed an earnest money contract for sale of the land in The Woodlands, Texas. The sale may be completed as early as in the quarter ending August 31, 2007. However, the Buyer has a 45-day inspection period during which it can decide to terminate the contract. That inspection period is subject to two extensions for a total of an additional 90 days. If the Buyer exercises its right to the extensions and does not terminate the transaction, the closing would then be held during the first quarter of fiscal year 2008.

Reclassification

Provision for uncollectible accounts amounting to $95,799 for the three months ended May 31, 2006, and $202,133 and $309,118 for the nine months ended May 31, 2007 and 2006, respectively have been reclassified to other operating expenses. See discussion also at “Allowance for Uncollectible Accounts” under Revenue Recognition below.

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

Stock Based Compensation

The Company’s 1995 Non-Qualified Stock Option Plan and the Year 2000 Stock Incentive Plan (the “Plans”) provide for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 6,000,000 shares of common stock for future issuance under the Plans. As of May 31, 2007, there remain 3,470,836 shares which can be issued under the Plans, after giving effect to stock splits and shares issued under the Plans. All awards previously granted to employees under the Plans have been stock options, primarily intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”). The Plans also permit stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

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

For the quarter ended May 31, 2007, there were no equity-based compensation awards granted. Generally, options granted become exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after five to ten years. All of the outstanding stock options were vested as of August 31, 2005. The following table summarizes the stock option activities for the nine months ended May 31, 2007 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, August 31, 2006	1,018	$5.55	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired or canceled	(63)	4.90	—	—

Outstanding, May 31, 2007	955	$5.60	—	—

Additional information relating to the Plans at May 31, 2007 and August 31, 2006 is as follows (in thousands):

	May 31, 2007	August 31, 2006
Options exercisable	955	1,018
Options available for grant and reserved common stock shares for stock option plans	3,471	3,408

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

On August 31, 2005 the Compensation Committee accelerated the vesting of all then outstanding stock options, and extended the exercise date of a stock option for an executive officer, primarily to avoid recognizing in its income statement approximately $1,874,000 in associated compensation expense in future periods, of which approximately $824,000 would have been recognized in fiscal year 2006 as a result of the adoption of SFAS No. 123(R). Unvested stock options to purchase 979,173 shares, of which 100,000 are held by an executive officer, became exercisable as a result of the vesting acceleration. The Compensation Committee also extended the exercise date for vested stock options to purchase 197,500 shares held by another executive officer of the Company. The Company recorded approximately $138,000 non-cash compensation charge as a result of these actions, of which approximately $35,000 is related to the excess of the intrinsic value over the fair market value of the Company’s stock on the acceleration date of those options that would have been forfeited or expired unexercised had the vesting not been accelerated, and approximately $103,000 is related to the excess of the intrinsic value over the fair market value of the Company’s stock on the date of extension of the exercise date of those options that would have been forfeited or expired unexercised had the exercise date not been extended. In determining the forfeiture rates of the stock options, the Company reviewed the current employee turnover rate, the unvested options’ original life, time remaining to vest and whether these options were held by officers of the Company. The compensation charge will be adjusted in future period financial results as actual forfeitures are realized. For the three and nine months ended May 31, 2007, there were no material changes in actual forfeitures from estimates.

Subsequent to the quarter ended May 31, 2007, on June 22, 2007, the Compensation Committee granted $1.3 million stock options with an exercise price of $2.50 to all full time employees with a minimum of one year of employment with the Company. These stock options will vest in annual installments of 25 percent beginning on the first anniversary date, and expire after six years.

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

In the last two fiscal years, the Company has recorded additional revenue on two specific blocks of business during the nine months ended May 31, 2006 as follows:

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

Contractual Allowance

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis by operating facility. This ratio of cash collections to billed services is then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for the three and nine months ended May 31, 2007 and 2006:

	Three months ended May 31,		Nine months ended May 31,
	2007	2006	2007	2006
Gross billed charges	$26,347,712	$20,956,620	$73,239,936	$61,397,019
Contractual allowance	13,753,685	13,125,170	41,393,501	35,553,112

Net revenue	$12,594,027	$7,831,450	$31,846,435	$25,843,907

Contractual allowance percentage	52%	63%	57%	58%

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

The MDR process is an established reimbursement resolution process available to providers of healthcare services under the regulations guiding reimbursement for services provided to injured workers in the state of Texas. Accounts generally do not become subject to the MDR process prior to being outstanding for at least 90 days subsequent to patient discharge. For medical services provided to injured workers in the state of Texas, the MDR process is specifically based upon the administrative and statutory regulations promulgated by the Texas Labor Code, the Texas Administrative Code, and the Texas Insurance Code. The Company, in conjunction with most of the Texas hospital medical providers, continues its efforts to resolve the pending claims regarding payment for the treatment of injured workers under the Texas workers’ compensation laws. The Company exhausts all of its available avenues in collecting its accounts receivable (particularly in the workers’ compensation arena). This includes the appeal to the State Office of Administrative Hearings (“SOAH”) or the District Court for workers’ compensation cases where the insurance carrier failed to reimburse the Company in accordance with the rules of reimbursement mandated by Texas state law. Management believes these amounts are collectible due to the January 2007 issuance of the SOAH Order in the Consolidated Stop Loss Legal Issues Docket. In that Order, the stop-loss methodology, which allows for the payment of 75% of audited charges, was determined to apply to all inpatient cases wherein the audited charges exceed $40,000. The Order supports the Company’s claims for reimbursement, and accordingly, enhances the probability of collection in these cases.

As a result, the Company’s approximately 490 inpatient stop-loss cases pending in SOAH’s Consolidated Docket have been returned to SOAH’s docket where the rulings in the Order will apply to each case. In a series of post decision orders, SOAH announced that it intends to dispose of all of the pending stop-loss cases by summary disposition unless specific fact issues in specific cases make that impossible. Accordingly, the parties filed a response with SOAH identifying each case in which fact issues (unrelated to stop-loss) preclude summary disposition. Based on the Order, all the Company’s cases in which summary disposition orders have been issued were decided in the Company’s favor. Mediation has been requested by many of the insurance carriers, and negotiations for settlement are ongoing. The Company is actively pursuing settlement within the range of historical payments.

Vista Healthcare, Inc, (“VHI”), the ambulatory surgical center previously operated by the Company, has approximately 467 cases pending at SOAH, all of which involve contests relating to the methodology employed to determine “fair and reasonable” reimbursement for outpatient treatment. Historically, VHI recovered nearly 70% of its billed charges. These cases are now set on the SOAH trial docket and should be resolved over the next six to nine months.

Due to a number of factors outside the Company’s control, including a change in the Company’s reimbursement collection experience associated with potential changes in the reimbursement environment in which the Company operates, it is possible that management’s estimates of patient service revenues could change, which could have a material impact on the Company’s revenue and profitability in the future. It is very difficult for management to quantify with accuracy any reasonably likely effects that a change in estimate could have on the Company’s financial position and results of operations. However, management believes that the most reasonably likely effects that a change in estimate could have on the Company’s financial position and results of operations would be for the Company to collect amounts on accounts receivable greater than what is recorded on the books at May 31, 2007. The amount of such additional collections could range from zero to an amount that could approach $69 million, which represents the ultimate amount that the Company could collect on its MDR accounts receivable as of May 31, 2007 if all were settled in the Company’s favor. In accordance with the Company’s revenue recognition policy, accounts receivable are not written up to amounts ultimately expected to be collected until management can demonstrate that collections on an identifiable group of accounts are less than or more than the revenue which was recorded on the identified group of accounts. Amounts are not written up to management’s estimated amounts due to the length of time it takes to ultimately settle the MDR accounts receivable and the current uncertainty associated with such settlements. Any change in this estimate would impact revenues in the statement of operations and cash in the statement of financial position.

Allowance for Uncollectible Accounts

The Company evaluates bad debt expenses periodically and, if needed, sets up an allowance for uncollectible accounts. Theoretically the only bad debts the Company could have are emergency room treatments which are not ultimately paid. These bad debt expenses are written off against the contractual allowance in order to streamline and standardize the charge off procedure. Pursuant to an analysis of bad debt expense the Company did, management determined that it no longer needed a separate provision for bad debts and stopped doing so effective March 1, 2007. Through the end of the second quarter ended February 28, 2007, the Company had estimated uncollectible accounts expense of 1% of gross outpatient revenue. These bad debt expenses (provision for uncollectible accounts) through February 28, 2007 have been combined with “other operating expenses” in the Consolidated Statements of Operations and the allowance for uncollectible accounts as of February 28, 2007 has been combined with the “contractual allowance” on the Consolidated Balance Sheet.

Discontinued Operations

In fiscal 2006, the Company had decided to sell the assets related to the Baton Rouge and West Houston Facilities, since those operations were not core to our long-term objectives, and were not performing consistently with the expectations the Company had for them at the time the investments were made. The Company had also made the decision to sell its land in The Woodlands, Texas, since it no longer intends to build on that site. During the quarter ended February 28, 2007, the Company sold its West Houston Facility. In May 2007, the Company signed an earnest money contract for sale of the land in The Woodlands, Texas. The sale may be completed as early as in the quarter ending August 31, 2007. However, the Buyer has a 45-day inspection period during which it can decide to terminate the contract. That inspection period is subject to two extensions for a total of an additional 90 days. If the Buyer exercises its right to the extensions and does not terminate the transaction, the closing would then be held during the first quarter of fiscal year 2008.

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

The Company has accounted for its Baton Rouge and West Houston Facilities as discontinued operations, and has reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to the Company’s discontinued operations for the three and nine months ended May 31, 2007 and 2006 is as follows:

	Three months ended May 31,		Nine months ended May 31,
	2007	2006	2007	2006
Net patient service revenue	$3,303,918	$2,705,033	$7,877,514	$6,341,706
Costs and expenses	(3,251,648)	(3,127,710)	(9,108,666)	(9,722,422)
Other income (expense)	(1,082)	1,864	32,200	20,901

Income (loss) before income taxes	51,188	(420,813)	(1,198,952)	(3,359,815)
Benefit for income taxes	—	—	—	318,790

Income (loss) from discontinued operation, net of income taxes	$51,188	$(420,813)	$(1,198,952)	$(3,041,025)

Minority Interests

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 1% to 7% at May 31, 2007).

Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine month periods ended May 31, 2007 and 2006 is as follows:

	Three months ended May 31,		Nine months ended May 31,
	2007	2006	2007	2006
Net income (loss)	$2,611,338	$(818,112)	$573,080	$(4,668,116)
Foreign currency translation adjustment, net of taxes of $-0-	49,132	1,600	169,823	28,938

Comprehensive income (loss)	$2,660,470	$(816,512)	$742,903	$(4,639,178)

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

Executive Summary

Assets Held for Sale and Discontinued Operations

In 2006, the Company decided to sell the assets related to the Baton Rouge and West Houston Facilities, since those operations were not core to our long-term objectives and were not performing consistently with the expectations we had for them at the time we made the investment. The Company had also made the decision to sell its land in The Woodlands, Texas, since it no longer intended to build on that site, and in May 2007 signed an earnest money contract to sell the land. During the quarter ended February 28, 2007, the Company sold its West Houston Facility. None of those assets is encumbered by secured lien or debt, so all proceeds from the sale of any of those assets, net of selling expenses, would be available to pay down the existing revolving credit facility which is based on eligible accounts receivable, improve liquidity for the Company’s day-to-day operations, and invest in the Company’s core business activities, including the DeAn Joint Venture.

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

In 2005, the Texas Legislature passed House Bill 7, making substantial changes to the Texas Workers Compensation System. Among other things, the Bill altered the manner in which cases would proceed under the MDR process. Appeals to SOAH were eliminated and cases were appealed directly from the Division of Workers Compensation to the State District Courts of Travis County Texas. That portion of House Bill 7 was held to be unconstitutional by a Travis County District Court. The Texas Legislature has addressed this problem by passing legislation which will become effective September 1, 2007 and which returns SOAH to the process and will enable the MDR process to continue.

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

In a series of post decision orders, SOAH has announced that it intends to dispose of all of the pending stop-loss cases by summary disposition unless specific fact issues in specific cases make that impossible. Accordingly, the parties filed a response with SOAH identifying each case in which fact issues (unrelated to stop-loss) preclude summary disposition. Based on the Order regarding the common legal issues, all the Company’s cases in which summary disposition orders have been issued were decided in the Company’s favor.

In addition to the problems created by House Bill 7, the MDR appeals which are pending in Travis County district courts were abated until such time as SOAH had ruled on the stop-loss common legal issues. Most of those cases raise the constitutional question regarding the absence of contested case hearings (due process) at the administrative agency level (SOAH). Again, the failure of House Bill 7 to provide for a hearing in these fee disputes resulted in the statute being declared unconstitutional by a Travis County District Court. That decision is now on appeal, but is likely moot with the recent enactment of corrective legislation, that will allow the MDR process to continue.

Although the Company’s method of calculating the Acute Care Inpatient Fee Guideline for stop loss cases has now been upheld by SOAH and the Company expects ultimately to prevail when the appeals have run their course, it is impossible to guarantee the outcome of any legal proceeding. If the Company does prevail, it will be entitled to payment under stop-loss at 75% of its audited billed charges, plus accumulated interest. All recent SOAH stop-loss decisions have been favorable to the Company. Mediation has been requested by many of the insurance carriers, and negotiations for settlement are ongoing. The Company is actively pursuing settlement within the range of historical payments.

Vista Healthcare, Inc, (“VHI”), the ambulatory surgical center previously operated by the Company, has approximately 467 cases pending at SOAH, all of which involve contests relating to the methodology employed to determine “fair and reasonable” reimbursement for outpatient treatment. Historically, VHI recovered nearly 70% of its billed charges. Again, the decision making process was abated for nearly four years. Now these cases are set on the SOAH trial docket and should be resolved over the next six to nine months. The Company is actively pursuing settlement of these cases as well and fully expects to make recoveries from the insurance carriers. Settlement discussions are occurring, and reasonable offers have been made by some carriers.

While there remain nearly 4,300 cases at the MDR level, the action by the Texas Legislature and the public statements made by Commissioner Albert Betts of Texas Department of Insurance Division of Workers’ Compensation indicate that the MDR process will restart in the immediate future and the decisions rendered will be in accord with the recent SOAH and Travis County District Court rulings.

Due to a number of factors outside the Company’s control, including a change in the Company’s reimbursement collection experience associated with potential changes in the reimbursement environment in which the Company operates, it is possible that management’s estimates of patient service revenues could change, which could have a material impact on the Company’s revenue and profitability in the future. It is very difficult for management to quantify with accuracy any reasonably likely effects that a change in estimate could have on the Company’s financial position and results of operations. However, management believes that the most reasonably likely effects that a change in estimate could have on the Company’s financial position and results of operations would be for the Company to collect amounts on accounts receivable greater than what is recorded on the books at May 31, 2007. The amount of such additional collections could range from zero to an amount that could approach $69 million, which represents the ultimate amount that the Company could collect on its MDR accounts receivable as of May 31, 2007 if all were settled in the Company’s favor. In accordance with the Company’s revenue recognition policy, accounts receivable are not written up to amounts ultimately expected to be collected until management can demonstrate that collections on an identifiable group of accounts are more than the revenue which was recorded on the identified group of accounts. Amounts are not written up to management’s estimated amounts due to the length of time it takes to ultimately settle the MDR accounts receivable and the current uncertainty associated with such settlements. Any change in this estimate would impact revenues in the statement of operations and cash in the statement of financial position.

Net Patient Service Revenues

Net patient service revenues increased $4,762,577, or 61%, from the third fiscal quarter of 2006, primarily as a result of a 53% increase in the number of inpatient cases. The number of total cases increased by 77, or 12%.

Costs and Expenses

Costs and expenses increased 18% in the third fiscal quarter of the current year, compared to that of the prior year, primarily due to an overall increase in the net patient service revenues.

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

Update on Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended May 31, 2007. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2006.

Results of Operations

	Three months ended May 31,				Nine months ended May 31,
	2007		2006		2007		2006
Net patient service revenue	$12,594,027	100%	$7,831,450	100%	$31,846,435	100%	$25,843,907	100%

Costs and expenses:
Compensation and benefits	3,200,301	25	2,567,931	33	8,892,127	28	8,290,356	32
Medical services and supplies	2,230,286	18	1,666,195	21	6,431,784	20	4,798,566	19
Other operating expenses	3,990,341	32	3,654,731	47	12,796,889	40	12,863,564	50
Loss on disposal of assets	—	—	—	—	—	—	162,437	1
Depreciation and amortization	564,815	4	586,014	7	1,784,260	6	1,801,928	7

Total costs and expenses	9,985,743	79	8,474,871	108	29,905,060	94	27,916,851	108

Operating income (loss)	2,608,284	21	(643,421)	(8)	1,941,375	6	(2,072,944)	(8)
Other income (expense), net	(19,952)	—	253,927	3	(163,684)	(1)	140,621	1

Minority interest in earnings	(28,182)	—	(7,805)	—	(50,903)	—	(5,271)	—

Income (loss) before income taxes	2,560,150	20	(397,299)	(5)	1,726,788	5	(1,937,594)	(7)
Benefit for income taxes	—	—	—	—	—	—	310,503	1

Income (loss) from continuing operations	2,560,150	20	(397,299)	(5)	1,726,788	5	(1,627,091)	(6)
Income (loss) from discontinued operations, net of income taxes	51,188	—	(420,813)	(5)	(1,198,952)	(4)	(3,041,025)	(12)
Extraordinary gain, net of $-0- income tax expense	—	—	—	—	45,244	—	—	—

Net income (loss)	$2,611,338	21%	$(818,112)	(10)%	$573,080	2%	$(4,668,116)	(18)%

Operational statistics (Number of medical procedures)
Inpatient:
Bariatrics	101		43		215		125
Orthopedics	59		67		228		222
Other	30		14		47		33

Total inpatient procedures	190		124		490		380

Outpatient:
Orthopedics	113		85		302		267
Other	429		446		1,232		1,231

Total outpatient procedures	542		531		1,534		1,498

Total procedures	732		655		2,024		1,878

Three Months Ended May 31, 2007 Compared to the Three Months Ended May 31, 2006

Net patient service revenue increased by $4,762,577, or 61%, from $7,831,450 to $12,594,027, and total surgical cases increased by 12% from 655 cases to 732 cases for the quarters ended May 31, 2007 and 2006, respectively. Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase/(decrease) from 2006 to 2007
Facility	Net patient service revenue	Cases
Pasadena	(21)%	(39)%
Garland	161	144
Overall	61	12

The Garland Facility had an increase in both bariatric and orthopedic cases due to recruitment of additional physicians. The increase in net patient service revenue is primarily due to a 53% increase in the inpatient cases, which typically have a higher average reimbursement per case.

Total costs and expenses increased by $1,510,872, or 18%, from $8,474,871 in 2006 to $9,985,743 in 2007. The following discusses the various changes in costs and expenses:

•	Compensation and benefits increased by $632,370, or 25%, which was primarily due to an increase in the number of cases.

•

Medical services and supplies expenses increased by $564,091, or 34%, while the number of surgery cases increased 12%. The increase was due to a 53% increase in the number of inpatient procedures, which typically require more medical services and supplies.

•	Other operating expenses increased by $335,610, or 9%, which was primarily due to an increase in the number of cases.

The income tax benefit (expense) of the net operating income (loss) does not have the expected relationship to net income (loss) due to the Company’s utilization of operating loss carry backs in prior years and the uncertainty of realization of operating loss carry forwards in future years.

The income (loss) on discontinued operations represents the income (loss) at our Baton Rouge and West Houston Facilities. The West Houston Facility was sold in the second quarter of fiscal year 2007. The net patient service revenues at these facilities increased $598,885, or 22%, from $2,705,033 in 2006 to $3,303,918 in 2007, whereas the total surgical cases decreased 11% from 382 cases in 2006 to 340 cases in 2007. The net patient revenue increased due to a 68% increase in inpatient cases at our Baton Rouge Facility. Total costs and expenses of the discontinued operations increased marginally by $123,938, from $3,127,710 in 2006 to $3,251,648 in 2007. In 2006, the assets related to the discontinued operations had depreciation expense of $395,320.

Nine Months Ended May 31, 2007 Compared to the Nine Months Ended May 31, 2006

Net patient service revenue increased by $6,002,528, or 23%, from $25,843,907 to $31,846,435 and total surgical cases increased by 8% from 1,878 cases to 2,024 cases for the nine months ended May 31, 2006 and 2007, respectively. Following are the changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase/(decrease) from 2006 to 2007
Facility	Net patient service revenue	Cases
Pasadena	(19)%	(22)%
Garland	85	75
Overall	23	8

The Garland Facility had an increase in both bariatric and orthopedic cases due to recruitment of additional physicians. The increase in net patient service revenue is primarily due to a 29% increase in the inpatient cases, which typically have a higher average reimbursement per case.

According to the Company’s revenue recognition policy, during the nine months ended May 31, 2006, the Company had recorded additional revenue on two specific blocks of business as follows:

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

Excluding the above-mentioned additional revenue on two specific blocks of business, net patient service revenue per case increased $4,049, or 35%, from $11,685 in 2006 to $15,734 in 2007, as well as the number of cases increased by 8%. The increase in net patient service revenue per case was due to an increase in the number of inpatient cases that typically have a higher average reimbursement per case.

Total costs and expenses increased by $1,988,209, or 7%, from $27,916,851 in 2006 to $29,905,060 in 2007. The following discusses the various changes in costs and expenses:

•	Compensation and benefits increased by $601,771, or 7% which was primarily due to an increase in the number of cases.

•

Medical services and supplies expenses increased by $1,633,218, or 34%, while the number of surgery cases increased 8%. The increase was due to a 29% increase in the number of inpatient procedures, which typically require more medical services and supplies.

•

Other operating expenses decreased marginally by $66,675, or 1%. Even though the net patient service revenue increased 23%, the marginal decrease in other operating expenses is due to the continued efforts made by the Company to reduce costs and expenses.

•	In 2006, the Company had incurred loss on disposal of assets of $162,437.

The income tax benefit (expense) of the net operating income (loss) does not have the expected relationship to net income (loss) due to the Company’s utilization of operating loss carry backs in prior years and the uncertainty of realization of operating loss carry forwards in future years.

The loss on discontinued operations represents the losses at our Baton Rouge and West Houston Facilities. The West Houston Facility was sold in the second quarter of fiscal year 2007. The combined net patient service revenues at these facilities increased $1,535,808, or 24%, from $6,341,706 in 2006 to $7,877,514 in 2007, whereas the total surgical cases decreased marginally by 5 cases from 1,030 cases in 2006 to 1,025 cases in 2007. The net patient revenue per case increased by $1,528, from $6,157 in 2006 to $7,685 in 2007, primarily due to a 47% increase in the number of inpatient cases. Total costs and expenses of the discontinued operations decreased by $613,756, from $9,722,422 in 2006 to $9,108,666 in 2007. In 2007, the Company made concerted efforts to reduce costs and expenses at these facilities, while continuing to increase revenues. In 2006, the assets related to the discontinued operations had depreciation expense of $1,189,063.

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

Cash flow from operating activities

Total cash flow provided by operating activities was $2,488,695 (including $824,671 used in discontinued

operations) during the period ended May 31, 2007, primarily due to net income of $573,080, depreciation and amortization expense of $1,784,260, a decrease in restricted cash of $469,000, a net increase in accrued liabilities and accounts payable of $1,800,024, partially offset by an increase in accounts receivable of $2,426,839, and in inventories of $436,289.

Cash flow from investing activities

Total cash flow used in investing activities was $679,016 primarily due to purchases of property and equipment of $353,465 and purchase of accounts receivable – other of $312,449.

Cash flow from financing activities

Total cash flow provided by financing activities was $441,662 during the current period. During the nine months ended May 31, 2007, the Company borrowed $812,194 under its Credit Agreement. In the current period, the class action lawsuit settlement was approved by the Court, and in accordance with the terms of the settlement, the Company paid $100,000 and signed a note payable for $1.4 million to be paid in 36 equal monthly installments. The note bears interest of 6% per annum and is secured by a deed of trust on the Garland Facility. The Company has paid $107,307 of the $1.4 million note payable.

The Company had working capital of $3,029,941 as of May 31, 2007, and maintained a liquid position by a current ratio of approximately 1.17 to 1.

The Company and certain of its subsidiaries on May 27, 2005 entered into a Credit and Security Agreement (the “Credit Agreement”) with Merrill Lynch Capital for a five-year revolving credit facility for up to $10 million, subject to a borrowing base based on eligible accounts receivable and further subject to a $2 million reserve until satisfaction of certain conditions. As of May 31, 2007, the Company had drawn $7.2 million of approximately $7.9 million available to it under the Credit Agreement based on its borrowing base as of May 29, 2007. The Company’s obligations are secured by a first priority security interest in all existing and future accounts receivable and accounts receivable-related items, other assets and deposit accounts of certain subsidiaries, a pledge of 75% of equity interest in the operating entities of the Garland and Pasadena Facilities and a negative pledge for the equity interests in the Company and other subsidiaries. The real estate holding subsidiaries of Dynacq are not borrowers under the Credit Agreement, and their real estate and equipment assets are not pledged to secure the obligations under such facility.

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

As of July 11, 2007, the Company had an approximately $2.5 million cash balance. As of July 11, 2007, the Company had paid down approximately $5.9 million in the fourth quarter of fiscal 2007, and had drawn $1.3 million of approximately $7.2 million available under the Credit Agreement, based on its borrowing base on that date. The availability of borrowings under our Credit Agreement is subject to various conditions as mentioned above.

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

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on funded debt. The Company had drawn approximately $7.2 million as of May 31, 2007 under the Credit Agreement. The balance owed under the facility as of July 11, 2007 was approximately $1.3 million. Borrowings under the Credit Agreement bear interest at variable rates based on the LIBOR rate plus 2.85%. Based on the amount outstanding, a 100 basis point change in the applicable interest rates would not have a material impact on the Company’s annual cash flow or income.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of May 31, 2007. Based on that evaluation, we believe that, as of May 31, 2007, our internal control over financial reporting is effective.

Subsequent to the evaluation and through the date of this filing of Form 10-Q for the fiscal quarter ending May 31, 2007, there have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

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

DYNACQ HEALTHCARE, INC.

Date: July 16, 2007	By:	/s/ Chiu M. Chan
Chiu M. Chan
Chief Executive Officer
(duly authorized officer)

Date: July 16, 2007	By:	/s/ Philip S. Chan
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