Form 10-K
period 2007-08-31
DYNACQ HEALTHCARE INC
filed 2007-11-13
CIK 890908

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2007

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

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 28, 2007 was $10,121,023. As of October 31, 2007, the registrant had 15,891,557 shares of common stock outstanding.

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

General

Dynacq Healthcare, Inc., a Nevada corporation, is a holding company that through its subsidiaries develops and manages general acute care hospitals that principally provide specialized surgeries. The Company’s business strategy is to develop and operate general acute care hospitals designed to handle specialized surgeries such as bariatric, orthopedic and neuro-spine surgeries. Certain of the Company’s facilities also provide sleep laboratory and pain management services, as well as minor emergency treatment services and ear, nose and throat services. The Company’s hospitals include operating rooms, pre- and post-operative space, intensive care units, nursing units and diagnostic facilities, as well as adjacent medical office buildings that lease space to physicians and other healthcare providers. These hospitals are the Surgery Specialty Hospitals of America – Southeast Houston Campus (formerly Vista Medical Center Hospital) in Pasadena, Texas, near Houston (the “Pasadena Facility”); Vista Hospital of Dallas (the “Garland Facility”); and Vista Surgical Hospital of Baton Rouge (the “Baton Rouge Facility”). During the fiscal year ended August 31, 2007 the Company sold its outpatient surgery center, Vista Surgical Center West (the “West Houston Facility”).

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

Except for emergency room patients, surgeries at our facilities are typically pre-certified or pre-authorized by the insurance carriers. The bulk of the surgeries are either covered by workers’ compensation insurance or by commercial insurers on an out-of-network health plan basis. Through the fiscal year ended August 31, 2005, the Company had not participated in managed care contracts and had not received a substantial amount of reimbursement from Medicare or Medicaid. However, during the first quarter of fiscal 2006, the Company began such participation and currently participates in a small number of managed care contracts. To date these contracts have not resulted in any meaningful patient revenues.

The Company, through its affiliates, owns or leases 100% of the real estate for and equipment in its facilities. The Company maintains a majority ownership and controlling interest in all of its operating entities. As of August 31, 2007, the Company owned the following percentages of its operating entities, with the remaining percentages owned by physicians and other healthcare professionals:

Pasadena Facility	98.5%
Garland Facility	99%
Baton Rouge Facility(1)	93%

(1)

The assets related to this facility have been shown as “Assets held for sale” and the operations classified as discontinued operations in the accompanying financial statements. However, the facility continues to be operated by the Company until such time as it is sold. See Industry Background – Baton Rouge Facility for a description of the agreement to sell this facility.

The Company was incorporated in Nevada in February 1992. In November 2003, the Company reincorporated in Delaware and changed its name from Dynacq International, Inc. to Dynacq Healthcare, Inc. In August, 2007, the Company reincorporated back in Nevada. The terms “Company,” “Dynacq,” “our” or “we” are used herein to refer to Dynacq Healthcare, Inc. and its affiliates unless otherwise stated or indicated by context. The term “affiliates” means direct and indirect subsidiaries of Dynacq Healthcare, Inc. and partnerships and joint ventures in which subsidiaries are general or limited partners or members.

Recent Developments

Spinoff

On August 10, 2007, Dynacq’s Board of Directors determined that it would be in the best interests of the shareholders to separate the domestic operations of the Company from its investment in the DeAn Joint Venture. The DeAn Joint Venture is a joint venture project between Dynacq and the People’s Republic of China to design, construct, own and operate Shanghai DeAn Hospital in Shanghai, China, generally referred to as the “China Project”. Management believes the separation of those operations into two distinct public companies will enhance the ability of the Company to obtain financing for the China Project, while allowing the domestic operations to continue without the financial commitments to and significant risks associated with the construction and operation of a new hospital in a foreign country. All the assets of the Company except for its investment in the China Project will be transferred into a newly formed, wholly owned subsidiary corporation, Surgery Specialty Hospitals of America, Inc. (“SSHA”), and all the shares of SSHA will be distributed to the current shareholders of Dynacq as a dividend. The transfer of assets to SSHA and distribution of stock to Dynacq shareholders will be made under the terms and conditions of a Distribution Agreement, and are generally referred to as the “Spinoff”. Dynacq will continue to own the interest in the China Project, will receive $5.5 million from SSHA over a five year term to fund its operations, and will seek additional financing to fulfill its obligations under the DeAn Joint Venture Agreement and to complete the construction and operation of the China Project. The Company will obtain the consent to the Spinoff from the holder of a majority of its outstanding shares and intends to mail an Information Statement to its shareholders in November explaining the Spinoff in more detail. The Company is not obligated to consummate the Spinoff and may determine not to do so if in the judgment of management the Spinoff would not be advisable and in the best interests of the Company and its shareholders.

Update on Assets Held for Sale

In 2006, the Company made the decision to sell the assets related to its Baton Rouge and West Houston Facilities and its land in The Woodlands, Texas. During the fiscal year ended August 31, 2007, the Company sold its West Houston Facility. In May 2007, the Company signed an earnest money contract for sale of the land in The Woodlands, Texas, and the sale was subsequently completed in September 2007. The net proceeds and gain on sale of land in The Woodlands, Texas were $1.8 million and $28,000, respectively. The Company entered into a Purchase and Sale Agreement (the “Sale Agreement”) for the sale of assets related to its Baton Rouge Facility on November 8, 2007, and the sale is expected to be completed in the second quarter of fiscal year 2008, subject to the satisfaction of certain closing conditions. The expected sales proceeds and gain on sale of the assets related to the Baton Rouge Facility are $20 million and $6 million, respectively. See Industry Background – Baton Rouge Facility for a description of the terms of the Sale Agreement. The assets related to these facilities have been classified as “Assets held for sale”. None of these assets is encumbered by secured lien or debt, so all proceeds from the sale of any of those assets, net of selling expenses, would be available to the Company to pursue its business plans.

Update on Accounts Receivable related to Medical Dispute Resolutions

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

The Company has recently been successful in its pursuit of collections regarding the stop-loss cases pending before SOAH, receiving positive rulings in over 90% of its claims presented for administrative determination. Further, in a declaratory judgment action before the 353rd State Judicial District Court of Travis County, Texas, the interpretation of the statute as applied to the stop-loss claims of the Company by SOAH was upheld. It is expected that the ruling of the trial court will be appealed to the State of Texas Third Court of Appeals by the insurance carriers. Claims regarding payment for hospital outpatient services remain pending at the Texas Division of Workers Compensation (“TDWC”) (formerly the Texas Workers’ Compensation Commission). It is expected that these claims will be adjudicated at SOAH and ultimately in the Texas District and Appellate Courts.

Bariatric Program for Pasadena, Garland and Baton Rouge Facilities

New bariatric or weight control programs were implemented at the Pasadena and Baton Rouge Facilities in the first quarter of fiscal 2006 and at the Garland Facility in the second quarter of fiscal 2006, to replace the former bariatric programs at those facilities and to reduce costs associated with outside vendor programs. Our programs provide or contract for marketing, pre-authorization and follow up support services to prospective bariatric patients in areas serviced by the Pasadena, Garland or Baton Rouge Facilities. The new bariatric programs have resulted in an increase in bariatric cases at all our facilities. Each of our Baton Rouge and Pasadena facilities was designated as a Bariatric Center of Excellence by the American Society for Bariatric Surgery (ASBS) in August 2006 and June 2007, respectively. The ASBS Center of Excellence designation recognizes surgical programs and surgeons who have demonstrated a track record of favorable short and long-term outcomes in bariatric surgery and have the resources to perform safe bariatric surgeries.

Industry Background

The development of proprietary general acute care hospital networks occurred during the 1970’s. During the past 20 years, freestanding outpatient surgery centers were developed to compete with these general hospitals for outpatient procedures. Freestanding outpatient surgery centers have allowed physicians to perform outpatient procedures in specialized facilities designed to improve efficiency and enhance patient care. The Company believes that its operational model allows physicians to perform inpatient and outpatient procedures at facilities that provide similar efficiencies as those provided at freestanding outpatient surgery centers.

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

Reference is made to the discussion under the caption “Spinoff” above regarding the Company’s plan to transfer to SSHA its domestic operations and to distribute to its current shareholders the shares of stock of SSHA. The information contained in this Annual Report on Form 10-K regarding the operations of the Company are presented on an historical basis and will not be representative of the Company after the Spinoff is consummated. The Company is not obligated to consummate the Spinoff and may determine not to do so if in the judgment of management the Spinoff would not be advisable and in the best interests of the Company and its shareholders.

Pasadena Facility

At August 31, 2007, the Company owned, through its subsidiaries, a 98.5% partnership interest in the Pasadena Facility operating entity, with the remaining interest owned primarily by physicians and other healthcare professionals. The Pasadena Facility’s areas of practice include orthopedic and general surgery, such as spine and bariatric surgeries, various pain management modalities and other services. The Pasadena Facility represented approximately 38%, 57% and 72% of the Company’s net patient revenues in fiscal years 2007, 2006 and 2005, respectively. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment and, in turn, leases the land, hospital facility and equipment to the hospital operating entity.

Garland Facility

As of August 31, 2007, the Company owned, through its subsidiaries, a 99% partnership interest in the Garland Facility operating entity, with the remaining interests owned by physicians. The areas of practice performed at this facility are orthopedic surgery, bariatric surgery, general surgery and pain management procedures. The Garland Facility represented approximately 62%, 43% and 27% of the Company’s net patient revenues in fiscal years 2007, 2006 and 2005, respectively. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment and, in turn, leases the land, hospital facility and equipment to the hospital operating entity.

Baton Rouge Facility

At August 31, 2007, the Company owned, through its subsidiaries, a 93% membership interest in the Baton Rouge Facility operating entity, with the remaining interest owned by physicians. The Baton Rouge Facility’s areas of practice include bariatric surgery, general surgery and cosmetic surgery. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment and, in turn, leases the land, hospital facility and equipment to the hospital operating entity. The Company has made the decision to sell the assets related to its Baton Rouge Facility, and has included it as part of its discontinued operations.

On November 8, 2007, Vista Holdings, LLC, a wholly owned subsidiary of the Company (“Seller”), entered into the Sale Agreement with the State of Louisiana (“Buyer”) for the sale of substantially all the assets, and the assumption of certain stated liabilities, of the Baton Rouge Facility for $20,000,000 in cash. The Sale Agreement provides for Buyer to purchase all assets of Seller except for the following: accounts receivable; cash; rights under insurance policies and payments; ownership interests in Vista Hospital of Baton Rouge, LLC, Vista Medical Management, LLC and Seller; rights under specified contracts; and certain permits, licenses and records related to the operations of the Baton Rouge Facility prior to the closing date. The Sale Agreement further provides for Buyer to assume all liabilities of Seller arising after the Closing Date and relating to the assets acquired. The Sale Agreement contains customary representations and warranties of the parties regarding the assets sold and liabilities assumed, which representations and warranties will survive the closing. Under the Sale Agreement, the Buyer may elect to assume certain leases of equipment located in the facility.

The closing of the sale is anticipated to take place on or before December 14, 2007, subject to the satisfaction of the following closing conditions: issuance of a title insurance policy insuring clear title to the real property; Buyer’s satisfaction with the environmental condition of the real estate; satisfactory completion by the Buyer of an inspection of the assets, a physical survey, termite inspection, and other tests deemed necessary by Buyer; receipt of an appraisal of the real property and other assets for not less than the purchase price; the absence of any material adverse change in the assets between signing of the Sale Agreement and the closing; delivery of an officer’s certificate certifying as to the due authorization, execution and delivery of the Sale Agreement by Seller and the Company; delivery of an officer’s certificate certifying as to the due authorization, execution and delivery of the Sale Agreement by Buyer; the good standing of Seller; the receipt of any third party consents; the receipt of all required releases of liens on the assets, the execution and delivery of appropriate transfer documents for the real property and personal assets being sold; the receipt of a certificate from each of the parties regarding the accuracy of each of the representations and warranties contained in the Sale Agreement as of the closing date; delivery of the purchase price, and such other documents or transactions as may be required by either party in order to consummate the sale of the assets to, and the assumption of the stated liabilities by, Buyer. Prior to the closing, the Sale Agreement may be terminated by mutual agreement, or Buyer may terminate the Sale Agreement if Seller has breached a provision of the Sale Agreement or not satisfied any of its obligations prior to closing stated above.

China Project

On May 16, 2005, the DeAn Joint Venture, of which the Company owns a 70% equity interest, entered into land use agreements with the Chinese government to lease for a term of 50 years approximately 28.88 acres of government-owned land in Shanghai, China to be used for the China Project. In accordance with the Land Use Right Agreement, construction of the peripheral walls commenced in October 2005, and the DeAn Joint Venture is currently negotiating a contract for the construction of the hospital, including obtaining governmental approval of the size and scope of services of the hospital. Because the Chinese government has not made certain of the payments due by it under the Joint Venture Agreement, the Company is also negotiating for the sale of the government’s interest in the DeAn Joint Venture to a third party. If the Company is not successful in persuading the Chinese government to sell its interest to a third party and if the Chinese government does not make the payments due by it under the Joint Venture Agreement, Dynacq would contribute $3.3 million to the DeAn Joint Venture and become a 95% owner of the project.

The central government of Beijing has granted to the Company a unique, non-exclusive license to operate and own majority controlling interests in hospitals throughout China. The Company believes that to date it is the only foreign entity which has been granted this license.

West Houston Facility

The West Houston Facility was a satellite ambulatory surgical center to the Pasadena Facility. This facility’s areas of practice included pain management, invitro fertilization and other services. The Company sold the assets related to its West Houston Facility during the fiscal year 2007.

Business Growth Strategy

The Company has focused on developing and expanding its surgical services facilities. The Company’s business strategy involves:

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

•	Adding new capabilities to its existing hospital campuses; and

•	Constructing and developing the China Project.

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

In addition to our arrangements with outside organizations regarding marketing, new bariatric or weight control programs were implemented at the Pasadena and Baton Rouge Facilities in the first quarter of fiscal 2006 and at the Garland Facility in the second quarter of fiscal 2006, to replace the former bariatric programs at those facilities and to reduce costs associated with outside vendor programs. Our programs provide or contract for marketing, pre-authorization and follow up support services to prospective bariatric patients in areas serviced by the Pasadena, Garland or Baton Rouge Facilities.

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

For claims arising prior to the implementation of workers’ compensation networks and out of network claims, the Texas Administrative Code provides the specific methodology and procedure for the payment and denial of medical bills by third-party payers for medical services to injured workers in Texas. Specifically, inpatient and outpatient surgical services are either reimbursed pursuant to the Acute In-Patient Hospital Fee Guideline (“AIHFG”) or at a “fair and reasonable” rate for services in which the fee guideline is not applicable. Should our facility disagree with the amount of reimbursement provided by a third-party payer, we are required to pursue the MDR process at the TDWC to request proper reimbursement for services pursuant to the Texas Labor Code and the Texas Administrative Code. The Company has recently been successful in its pursuit of collections regarding the stop-loss cases pending before SOAH, receiving positive rulings in over 90% of its claims presented for administrative determination. Further, in a declaratory judgment action before the 353rd State Judicial District Court of Travis County, Texas, the interpretation of the statute as applied to the stop-loss claims of the Company by SOAH was upheld. It is expected that the ruling of the trial court will be appealed to the State of Texas Third Court Appeals by the insurance carriers. Claims regarding payment for hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and ultimately in the Texas District and Appellate Courts.

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

We believe that our hospitals are in substantial compliance with current applicable federal, state and local regulations and standards. However, the requirements for licensure and certification are subject to change. Effective August 2007, the Texas licensing rules for hospitals underwent significant revisions. Consequently, in order for our hospitals to remain licensed and certified, it may be necessary from time to time for us to make material changes in our facilities, equipment, personnel and/or services. Additionally, the revisions to the Texas hospital licensing rules may have an impact on any future expansions or renovations to our healthcare facilities in that state.

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

On September 5, 2007, the Centers for Medicare and Medicaid Services (“CMS”) completed the third and final installment in its rulemaking process under the Stark law in an effort to provide the healthcare industry additional interpretation and modification of previously promulgated exceptions to the Stark law’s general prohibition on referrals. The new final rule is referred to as “Phase III” and addresses the entire Stark law regulatory scheme. The new regulations will be effective December 4, 2007. Additionally, there are several other significant rulemaking proposals, pending legislation, and a CMS mandate regarding disclosures of hospital-physician financial relationships, any and all of which may lead to more changes to the Stark regulations and may have a profound impact on the healthcare industry in general and the operation of our healthcare facilities in particular.

One of the exceptions utilized to exempt hospital-provided DHS from the ownership proscription is commonly referred to as the “whole hospital exception.” This exception permits a physician with an ownership interest in a hospital to make referrals to that hospital provided that: (1) the referring physician is authorized to perform services at the hospital; and (2) the physician’s ownership or investment interest is in the entire hospital and not merely in a distinct part or department of the hospital. We believe we have structured our financial arrangements with physicians to comply with the whole hospital exception. However, Representative Pete Stark recently introduced legislation that would essentially eliminate the “whole hospital exceptions” under the Stark law and would severely limit the ability of physicians to have ownership interests in hospitals. While Representative Stark’s legislation was unsuccessful this time, we cannot predict whether other similar legislation will ever be adopted or enacted into law and how such legislation, if passed, would affect our healthcare facilities. However, it is possible that such legislation could require us to restructure our ownership arrangements with physician investors.

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

In some cases, whistleblowers and the federal government have taken the position that providers who allegedly have violated other statutes, such as the Anti-kickback Statute and the Stark law, have thereby submitted false claims under the False Claims Act. Certain states in which we operate have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court. In its 2007 session, the Texas Legislature made numerous revisions to the state’s laws which make it easier and potentially more profitable for a whistleblower to maintain a “qui tam” action.

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

A violation of the privacy standards could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. The final rule also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. In 2006, the DHHS adopted final rules for the imposition, by the Secretary of Health and Human Services, of civil monetary penalties on entities that violate the administrative simplification provisions of HIPAA. The final rule amended the existing rules relating to the investigation of noncompliance to make them apply to all of the HIPAA Administrative Simplification rules, rather than exclusively to the privacy standards. It also amended the existing rules relating to the process for imposition of civil money penalties. Among other matters, the final rule clarified and elaborates upon the investigation process, bases for liability, determination of the penalty amount, grounds for waiver, conduct of the hearing and the appeal process. The act also provides for criminal penalties for violations. We have established a plan and committed the resources necessary to comply with HIPAA. At this time, we anticipate that we will be able to maintain compliance with HIPAA regulations that have been issued and with the proposed regulations. Based on the existing and proposed regulations and anticipated additions and amendments to the regulation, we believe that the cost of our compliance with HIPAA will not have a material adverse effect on our results of operations.

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

Insurance

The Company maintains various insurance policies that cover each of its facilities. Specifically, the Company has occurrence coverage for its Pasadena and Garland Facilities. In Louisiana, the Company is a member of the Louisiana Patient Compensation Fund and purchases insurance through the Louisiana Patient Compensation Fund for medical malpractice. In addition, all physicians granted privileges at the Company’s facilities are required to maintain medical malpractice insurance coverage. The Company also maintains general liability and property insurance coverage for each facility, including flood coverage. The Company maintains workers’ compensation coverage for the Baton Rouge Facility, but does not currently maintain worker’s compensation coverage in Texas. In regard to the Employee Health Insurance Plan, the Company is self insured with specific and aggregate re-insurance with stop-loss levels appropriate for the Company’s group size. Coverage is maintained in amounts management deems adequate.

Employees

As of October 13, 2007, the Company employed approximately 271 full-time employees and 83 part-time employees, which represents approximately 303 full-time equivalent employees.

Directors and Executive Officers

(a)	Directors

The following directors are serving on the Company’s Board of Directors:

Name	Principal Occupation	Age	Director Since
Chiu M. Chan	Mr. Chiu Chan has served as our president and chief executive officer since July 1992. Mr. Chan is a registered pharmacist and during the period from May 1978 to July 1992 was employed by various healthcare service organizations in Houston, Texas. Mr. Chan earned a Bachelor of Science degree in Pharmacy from the University of Houston. Chiu M. Chan is not related to Philip S. Chan.	55	1992

Philip S. Chan	Mr. Philip Chan has served as our vice president of finance, chief financial officer, and treasurer since July 1992. Mr. Chan earned advanced accounting degrees from the University of Houston and is a certified public accountant in the State of Texas. Philip S. Chan is not related to Chiu M. Chan.	56	1992

Stephen L. Huber	Mr. Huber is a registered pharmacist and earned a Bachelor of Science degree in Pharmacy and a Masters of Science in Hospital Pharmacy, both from the University of Houston. From 1991 to 1999, Mr. Huber served as the Deputy Division Head for patient care services at the University of Texas M.D. Anderson Cancer Center. In 1999, Mr. Huber joined Cortex Communications, Inc., a medical education company, as president and chief operating officer. In 2001, Mr. Huber joined Medicus International, now known as Publicis Healthcare Communications Group, a global medical communications company, as its senior vice president and currently is the president of Medical and Scientific Affairs. Mr. Huber continues to serve as a research consultant to M.D. Anderson Cancer Center.	57	1992

Name	Principal Occupation	Age	Director Since
Earl R. Votaw	Mr. Votaw earned a Bachelor of Arts degree from the University of the Americas in Mexico City and a certificate of graduation from the Graduate School of Mortgage Banking from Northwestern University of Chicago. Prior to his retirement in December 1993, Mr. Votaw served as a director and as the president and chief executive officer of Capital Bank, a Texas chartered bank located in Houston, Texas, where he continues to serve as a director.	80	1992

Ping S. Chu, M.D.	Dr. Chu received his Ph.D. degree in chemistry from Massachusetts Institute of Technology before he attended medical school at the University of Miami, Florida. Dr. Chu finished his oncology training at M.D. Anderson Cancer Center in 1989 and has been in solo private practice since completion. Dr. Chu is board certified in internal medicine and medical oncology.	56	2002

James G. Gerace	Mr. Gerace received his degree in Business Administration with a major in accounting from Texas A & M University in 1961. He is a Certified Public Accountant and mediator with professional experience at public accounting firms, performing audits, tax planning and related services. He has served on the Board of Directors of several banks and savings and loan associations and has maintained his own CPA firm for approximately the last thirty-seven years.	70	2004

(b)	Executive Officers

Name	Principal Occupation	Age	Executive Officer Since
Chiu M. Chan	Chief Executive Officer, President, and Chairman of the Board	55	1992

Philip S. Chan	Vice President – Finance, Chief Financial Officer	56	1992

Alan A. Beauchamp	Mr. Beauchamp has served as an Executive Vice President and our Chief Operating Officer since January 17, 2005. From 2004 until his employment with the Company, Mr. Beauchamp was a consultant to HealthPlus+ at Doctors Hospital Parkway and Doctors Hospital Tidwell in Houston, Texas; from 2003 to 2004, a partner with Medical Links International; and from 1997 to 2002, the President and Chief Executive Officer of four private software companies (Public Software Library, Digital Tome, Little Shop of Game Makers and Amazing Games). From 1984 to 1997, Mr. Beauchamp accumulated significant experience in an administrative and executive capacity for several healthcare organizations, including Premier Analytical Laboratories and Mid-America Healthcare Group, a private company owning four hospitals. Mr. Beauchamp graduated from Texas A&M University in 1975 with a Bachelors of Business Administration degree in accounting.	55	2005

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

The value of an investment in Dynacq Healthcare, Inc. is subject to significant risks, certain of which are specific to our Company, others are inherent in our business and the industry in which we operate, and still others are market related. If any of the matters described in the risk factors listed below were to occur, our business and financial results could be materially adversely affected. The Risk Factors described below apply to the current operations and market for the common stock of the Company, and do not address risks that may arise as a result of or after the Spinoff. The Information Statement to be sent to all shareholders of the Company describing the Spinoff will contain a description of the risks associated with the Spinoff.

Risks Related to our Business

We have had a history of losses in recent years.

We have incurred net losses in each of the previous three fiscal years, including losses of approximately $5.9 million in 2006, $5.1 million in 2005, and $1.6 million in 2004. Our ability to operate profitably depends on increasing our patient load, expanding our markets, reducing our operating costs and achieving sufficient gross profit margins. There can be no assurances that we will achieve or maintain profitable operations in the future.

Our ability to borrow under our Credit Agreement is limited by our borrowing base.

Our borrowing capacity under our borrowing base credit facility is based on eligible accounts receivable that we generate from operations. As of August 31, 2007, our borrowing capacity under the facility was $8.0 million, and approximately $7.1 million was outstanding on this facility. All of our collections pay down the balance based on the lockbox account. If our collections on accounts receivable or our eligible receivables decline, our ability to borrow additional amounts under this credit facility will be reduced. In that case, we may be unable to fully fund our budgeted amounts for capital expenditures or meet our obligations to our creditors. Our indebtedness under our credit facility is secured by substantially all of our accounts receivable assets. If we are unable to repay all outstanding balances, the lender could proceed against our assets to satisfy our obligations under the credit facility.

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

For the fiscal year ended August 31, 2007, approximately 81% of our gross revenues were generated from 15 surgeons, primarily in our Garland Facility. For the fiscal year ended August 31, 2006, approximately 79% of our gross revenues were generated from 14 surgeons, primarily in our Pasadena Facility. For the fiscal year ended August 31, 2005, approximately 74% of our gross revenues were generated from 12 surgeons, primarily in our Pasadena Facility. The loss of physicians who provide significant net patient revenues for the Company may adversely affect our results of operations.

Our inability to negotiate an extension for the construction of the China Project may place our investment in that project at risk.

The Company was unable to make a contribution to the DeAn Joint Venture of approximately $2.33 million by June 2, 2006 and approximately $2.33 million by June 2, 2007, resulting in a technical default under the Joint Venture Agreement. That aggregate amount was paid by the Company to the DeAn Joint Venture on July 31, 2007. Dynacq has received no notice of default under the Joint Venture Agreement or demand for this payment, and the Chinese government has not yet made payments aggregating $3.3 million due by it under the Joint Venture Agreement. The remedies for failure to make a payment under the Joint Venture Agreement are that the venturer will lose its right to vote on joint venture matters and may need to provide additional capital in order for the joint venture to maintain its qualification to do business. The Company is negotiating with the Chinese government for the sale by the government of its interest in the DeAn Joint Venture to a third party. If we are not successful in persuading the Chinese government to sell its interest to a third party and if the Chinese government does not make the payments due by it under the Joint Venture Agreement, Dynacq will contribute $3.3 million to the DeAn Joint Venture and become a 95% owner of the China Project. There can be no assurance that we will have sufficient capital to complete the construction and development of the China Project in a timely manner, that we will be able to negotiate a new timetable for payment or the sale of the government’s interest to a third party, or that we will be able to recover our investment in the China Project by a sale of our interest in the DeAn Joint Venture.

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

In January 2007, Dynacq settled a class action lawsuit filed by shareholders against it, its directors and officers for allegedly publishing materially misleading financial statements, making materially false or misleading statements or omissions regarding its financial condition, and engaging in a fraudulent schedule to inflate the value of its stock. This case, in addition to the legal actions alleging malpractice, product liability or related legal theories that are common in our industry, have involved significant costs and a major drain on management’s time and resources.

Although we maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe to be appropriate for our operations, our insurance coverage may not be sufficient or continue to be available at a cost allowing us to maintain adequate levels of insurance. Our professional malpractice liability insurance has covered the majority of malpractice and related legal claims to date; however, the cost of defending the shareholder derivative suits and any damages awarded as a result of those suits, are paid by the Company. In addition, the large monetary claims and significant defense costs involved in many of the malpractice claims may exceed the limits of our insurance coverage. If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, we could be adversely affected. We do not employ any of the physicians who conduct procedures at our hospitals, and the governing documents of each of our hospitals require physicians who conduct procedures at our hospitals to maintain stated amounts of insurance.

We indemnify our directors and officers against certain liabilities and do not presently carry director and officer liability insurance.

As permitted under Nevada law and pursuant to our governing documents and indemnification agreements with certain of our officers and directors, we indemnify our directors against monetary damages for breach of a director’s fiduciary duty and advance expenses to the full extent permitted by Nevada law. As a result, shareholders’ rights to recover against directors for breach of fiduciary duty are limited. We do not carry director and officer liability insurance, so our assets are at risk in the event of successful claims against us or our officers and directors. Our assets may not be sufficient to satisfy judgments against us and our officers and directors in the event of such successful claims. In addition, our lack of director and officer liability insurance may adversely affect our ability to attract and retain highly qualified directors and officers in the future.

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

Our revenues may not increase due to a reduction in payments from third-party payers, a shift in the surgical mix and/or other circumstances over which we have no control.

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

The success of our business is dependent upon quality medical services being rendered by our physicians. Any negative publicity, whether from civil litigation, allegations of criminal misconduct, or forfeiture of medical licenses, with respect to any of our physicians and/or our facilities could adversely affect our results of operations. This could occur through the loss of a physician who provides significant revenue to the Company, or decisions by patients to use different physicians or facilities with respect to their healthcare needs. In addition, Dynacq has been the subject of negative publicity in news reports focusing on its Pasadena Facility, which has harmed its business and reputation. As the patient-physician relationship involves inherent trust and confidence, any negative publicity adversely affecting the reputation of our physicians or our facilities would likely adversely affect our results of operations.

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

Our chairman and chief executive officer beneficially owns an aggregate of approximately 54.3% of our issued and outstanding common stock as of August 31, 2007. As a majority stockholder, he is able to control all matters requiring stockholder approval, including the election and removal of any directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, he is in a position to control the management of our business and the appointment of executive officers as well as all management personnel. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control, or impeding a merger or consolidation, takeover or other business combination or sale of all or substantially all of our assets. In the event that this stockholder elects to sell significant amounts of shares of common stock in the future, such sales could depress the market price of our common stock, further increasing the volatility of our trading market.

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

We issued 889,143 shares of the Company’s common stock in a private placement in fiscal year 2006 at a price per share equal to 70% of the current market price. We may in the future issue more of our authorized and unissued securities at less than market price, resulting in the dilution of the ownership interests of current shareholders. In addition to approximately 84.2 million shares of common stock we have that are authorized to issue but are unissued, our board may issue up to 5 million shares of preferred stock which may have greater rights than our common stock, without seeking approval from holders of our common stock. In addition, we are obligated to issue an aggregate of approximately 2.2 million shares of common stock upon the exercise of options currently outstanding under our 2000 Incentive Plan. That number represents approximately 14% of our currently outstanding shares. As of August 31, 2007, options to purchase approximately 2.1 million shares have an exercise price which is lower than the market price. An additional 1.8 million shares are subject to options not yet granted under the plan, and we may grant additional options or warrants in the future to purchase shares of our common stock. The exercise price of each option granted under our option plan is equal to the fair market value of the shares on the date of grant, although that price may be substantially less than the value per share on the date of exercise.

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

•

The Baton Rouge Facility, the office building adjacent to such facility and approximately 20 acres of land upon which the facilities are located, are owned by a wholly-owned subsidiary of the Company. The hospital is approximately 49,500 square feet, and the office building is approximately 6,900 square feet. The Company entered into the Sale Agreement for the sale of its assets related to the Baton Rouge Facility on November 8, 2007, and expects to complete the sale in the second quarter of fiscal year 2008, subject to the satisfaction of certain closing conditions.

•

The Company leases 7,250 square feet of office space for its executive offices through September 1, 2011 for $6,525 per month. The lessor of the office space is Capital Bank, of which Mr. Earl Votaw, one of the Company’s directors, is a director. Management believes that the lease rate being paid is consistent with comparable commercial rates available in the area.

•	The DeAn Joint Venture in which the Company owns a 70% equity interest has leased approximately 28.88 acres of government-owned land in Shanghai, China for a 50-year term.

Item 3.	Legal Proceedings.

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

The Company’s common stock is listed on the Nasdaq Capital Market System and is traded under the symbol “DYII”.

The following table sets forth the high and low bid prices of the common stock for the period from September 1, 2005 to August 31, 2007. These over-the-counter prices reflect inter-dealer prices, without retail mark-ups, mark-down or commissions, and may not necessarily represent actual transactions.

	Highs	Lows
FISCAL YEAR 2007
Fourth Quarter	$9.39	$1.73
Third Quarter	2.09	1.13
Second Quarter	1.94	1.30
First Quarter	3.50	1.50

FISCAL YEAR 2006
Fourth Quarter	$2.07	$1.20
Third Quarter	3.46	1.61
Second Quarter	3.55	2.24
First Quarter	5.00	2.62

At October 18, 2007, there were approximately 345 record owners of the Company’s common stock. This number does not include stockholders who hold the Company’s securities in nominee accounts with broker-dealer firms or depository institutions.

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

	Years ended August 31,
	2007	2006	2005	2004	2003
Operating Results Data:
Net patient service revenue	$42,845,821	$35,989,314	$41,618,151	$39,233,953	$76,029,511
Income (loss) from continuing operations	3,836,798	(3,118,638)	(2,936,611)	(4,521,360)	20,137,793
Net income (loss)	4,155,480	(5,935,632)	(5,136,934)	(1,608,260)	20,887,323
Basic:
Income (loss) per share from continuing operations	$0.24	$(0.21)	$(0.20)	$(0.30)	$1.36
Weighted average common shares	15,749,891	15,088,227	14,851,568	14,849,526	14,849,504
Diluted:
Income (loss) per share from continuing operations	$0.24	$(0.21)	$(0.20)	$(0.30)	$1.29
Weighted average common shares	15,910,117	15,088,227	14,851,568	14,849,526	15,564,217

	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$5,436,787	$3,382,332	$3,337,835	$5,537,776	$1,883,833
Total assets	78,894,961	71,272,972	72,458,337	83,141,832	88,136,654
Long-term debt	—	—	—	—	—
Total stockholders’ equity	59,260,920	54,218,834	58,717,602	63,210,657	64,787,068

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in Item 1A – Risk Factors.

During 2006, we classified as discontinued operations our Baton Rouge and West Houston Facilities. Our operating results for all periods presented reflect these operations as discontinued.

Executive Summary

Spinoff

On August 10, 2007, Dynacq’s Board of Directors determined that it would be in the best interests of the shareholders to separate the domestic operations of the Company from its investment in the DeAn Joint Venture to design, construct, own and operate the China Project. Management believes the separation of those operations into two distinct public companies will enhance the ability of the Company to obtain financing for the China Project, while allowing the domestic operations to continue without the financial commitments to and significant risks associated with the construction and operation of a new hospital in a foreign country. All the assets of the Company except for its investment in the China Project will be transferred into a newly formed, wholly owned subsidiary corporation, SSHA, and all the shares of SSHA will be distributed to the current shareholders of Dynacq as a dividend in the Spinoff. Dynacq will continue to own the interest in the China Project, will receive $5.5 million from SSHA over a five year term to fund its operations, and will seek additional financing to fulfill its obligations under the DeAn Joint Venture Agreement and to complete the construction and operation of the China Project. The Company will obtain the consent to the Spinoff from the holder of a majority of its outstanding shares and intends to mail an Information Statement to its shareholders in November explaining the Spinoff in more detail. The Spinoff and the results thereof are not discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company is not obligated to consummate the Spinoff and may determine not to do so if in the judgment of management the Spinoff would not be advisable and in the best interests of the Company and its shareholders.

Update on Assets Held for Sale

In 2006, the Company made the decision to sell the assets related to its Baton Rouge and West Houston Facilities and its land in The Woodlands, Texas. During the fiscal year ended August 31, 2007, the Company sold its West Houston Facility. In May 2007, the Company signed an earnest money contract for sale of the land in The Woodlands, Texas, and the sale was subsequently completed in September 2007. The net proceeds and gain on sale of land in The Woodlands, Texas were $1.8 million and $28,000, respectively. The Company entered into the Sale Agreement for the sale of assets related to its Baton Rouge Facility on November 8, 2007, and the sale is expected to be completed in the second quarter of fiscal year 2008, subject to the satisfaction of certain closing conditions. The expected sales proceeds and gain on sale of the assets related to the Baton Rouge Facility are $20 million and $6 million, respectively. See Business—Industry Background – Baton Rouge Facility for a description of the terms of the Sale Agreement. The assets related to these facilities have been classified as “Assets held for sale”. None of these assets is encumbered by secured lien or debt, so all proceeds from the sale of any of those assets, net of selling expenses, would be available to the Company to pursue its business plans.

Update on Accounts Receivable related to Medical Dispute Resolutions

The Company, in conjunction with most of the Texas hospital medical providers, continues its efforts to resolve the pending claims regarding payment for the treatment of injured workers under the Texas workers’ compensation laws. The Company exhausts all of its available avenues in collecting its accounts receivable (particularly in the workers’ compensation arena). This includes the appeal to SOAH or the District Court for workers’ compensation cases where the insurance carrier failed to reimburse the Company in accordance with the rules of reimbursement mandated by Texas state law.

The Company has recently been successful in its pursuit of collections regarding the stop-loss cases pending before SOAH, receiving positive rulings in over 90% of its claims presented for administrative determination. Further, in a declaratory judgment action before the 353rd State Judicial District Court of Travis County, Texas, the interpretation of the statute as applied to the stop-loss claims of the Company by SOAH was upheld. It is expected that the ruling of the trial court will be appealed to the State of Texas Third Court of Appeals by the insurance carriers. Claims regarding payment for hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and ultimately in the Texas District and Appellate Courts.

Bariatric Program for Pasadena, Garland and Baton Rouge Facilities

New bariatric or weight control programs were implemented at the Pasadena and Baton Rouge Facilities in the first quarter of fiscal 2006 and at the Garland Facility in the second quarter of fiscal 2006, to replace the former bariatric programs at those facilities and to reduce costs associated with outside vendor programs. Our programs provide or contract for marketing, pre-authorization and follow up support services to prospective bariatric patients in areas serviced by the Pasadena, Garland or Baton Rouge Facilities. The new bariatric programs have resulted in an increase in bariatric cases at all our facilities. Each of our Baton Rouge and Pasadena facilities was designated as a Bariatric Center of Excellence by the American Society for Bariatric Surgery (ASBS) in August 2006 and June 2007, respectively. The ASBS Center of Excellence designation recognizes surgical programs and surgeons who have demonstrated a track record of favorable short and long-term outcomes in bariatric surgery and have the resources to perform safe bariatric surgeries.

Net Patient Service Revenues

Net patient service revenues increased by $6.9 million, or 19%, compared to the prior year period, to $42.8 million, as net patient service revenue from our Garland Facility increased by $11.3 million, or 74%, partially offsetting a 21% decline of $4.3 million in net patient service revenue at the Pasadena Facility.

Approximately 38%, 57% and 72% of the Company’s net patient service revenue for fiscal years 2007, 2006 and 2005, respectively, were generated at the Company’s Pasadena Facility. The Garland Facility contributed 62%, 43% and 27% in net patient service revenues in fiscal years 2007, 2006 and 2005, respectively.

During fiscal years 2007, 2006 and 2005, approximately 47%, 54% and 60% of the Company’s gross revenues came from surgeries covered by workers’ compensation, and approximately 38%, 31% and 27% came from services covered by commercial and other insurance payers, respectively.

The increase in net patient service revenues is due to several reasons discussed below:

•	Increase in bariatric and orthopedic cases at Garland Facility

•	Increase in gross patient service revenues generated by commercial and other insurance payers

•	Increase in average net patient service revenue per case

Increase in bariatric and orthopedic cases at Garland Facility

The Garland Facility had an increase in both bariatric and orthopedic cases due to recruitment of additional physicians. The increase in net patient service revenue is primarily due to an increase in overall number of cases and also due to a 129% increase in number of inpatient cases at our Garland Facility, which typically have a higher average reimbursement per case. This increase has been partially offset by continued decreases in bariatric and orthopedic cases at our Pasadena Facility of 67% and 34%, respectively.

In fiscal year 2007, we added a net of 43 physicians to the staff at the Garland Facility and had a net decrease of two physicians at the Pasadena Facility. Of the net 41 physicians added, 18 specialize in orthopedics and pain management, 6 in neurological surgery and 5 in bariatric surgery. The other additions are hospital-based physicians who do not generally make referrals to our hospitals or directly generate patient revenues.

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

Increase in gross patient service revenue generated by commercial and other insurance payers

We have increased our gross patient service revenues from services covered by commercial and other insurance payers from 31% in 2006 to 38% in 2007, primarily due to maturing of our bariatric program at our Garland Facility. This increase is attributable to an increase in our historical cash collection rate, which in turn increased our net patient service revenues.

Increase in average net patient service revenue per case

Even though the number of cases increased only 2% overall in 2007 compared to 2006, the net patient service revenue increased by 19%. This is primarily due to an increase in the number of inpatient cases at our Garland Facility and a higher cash collection percentage of 45% of gross billed charges in 2007 compared to 41% in 2006.

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

In addition to our arrangements with outside organizations regarding marketing, we implemented new bariatric or weight control programs at the Pasadena Facility in the first quarter, and at the Garland Facility in the second quarter, of fiscal 2006, to replace the former bariatric programs at those facilities and to reduce costs associated with outside vendor programs. Our new programs provide or contract for marketing, pre-authorization and follow up support services to prospective bariatric patients in areas serviced by the Pasadena or Garland Facilities.

Internal Controls

Our outside auditors have advised that there were no identified material weaknesses in our internal controls at August 31, 2007. See Item 9A. Controls and Procedures.

Revenue Recognition

Through the fiscal year ended August 31, 2005, the Company did not participate in managed care contracts. In the quarter ended November 30, 2005, the Company began such participation and currently participates in a small number of managed care contracts. We recognize revenue based upon our estimate of the amount of cash which we will collect for the services delivered. We estimate that we will collect the same percentage of our gross invoices for each facility on a case-by-case basis in each period as we have actually collected during the trailing 12 months. What we term “contractual allowance” is the amount which must be subtracted from gross billed charges to arrive at the net patient service revenue. For the years ended August 31, 2007, 2006 and 2005, our aggregate contractual allowance, as a percentage of gross billed revenues, was 55%, 59% and 58%, respectively.

Accounts Receivable

The focus of our business is relatively complex cases with corresponding large facility reimbursements. Our 2007 gross patient service revenue was generated 47% from service to injured Texas workers (worker’s compensation) and 38% from out-of-network commercial insurance. The principal cases involved were orthopedic spine surgeries and bariatric surgeries for the morbidly obese, respectively. Our accounts receivable are larger and older than those of typical healthcare companies because of our pursuit of additional reimbursements through the MDR process. Historically the Company has not participated in managed care contracts and has not received a substantial amount of reimbursement from Medicare or Medicaid. However, during the first quarter of fiscal 2006, the Company began participation in certain managed care contracts and anticipates entering into additional contracts in the future. So far these contracts have not resulted in any meaningful patient revenues.

Following our approach to revenue recognition, we initially subtract the contractual allowance from the gross receivables. The great bulk of our receivables are due from insurance carriers.

There has been a significant development in the MDR appellate process, as enforced under the 2005 Workers’ Compensation Act, which is described in detail below. On December 7, 2006, in an action before the 201st Judicial District Court of Travis County, Texas, section 413.031 (k) of the Texas Labor Code, as amended and made effective on September 1, 2005, was declared unconstitutional for failing to afford the parties to a medical dispute, brought pursuant to Labor Code section 413.031 and pending before the TDWC, an opportunity for hearing. The Labor Code statute was amended in 2007, and the provisions affording the parties a hearing at SOAH were reinstated. In spite of this recent development, the MDR Division of the TDWC has not issued any Findings and Decisions in the Company’s pending fee disputes.

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

The MDR system is important to an understanding of our financial statements. The following information provides a more detailed description of the MDR process, as well as others of our critical accounting policies and estimates.

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

In the last three fiscal years, the Company has recorded additional revenue on two specific blocks of business during the fiscal year ended August 31, 2006 as follows:

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

The table below sets forth the percentage of our gross patient service revenue by financial class for the fiscal years 2007, 2006 and 2005:

	2007	2006	2005
Workers’ Compensation	47%	54%	60%
Commercial	38%	31%	27%
Medicare	9%	8%	5%
Medicaid	1%	1%	—%
Self-Pay	3%	4%	4%
Other	2%	2%	4%

Contractual Allowance

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months to gross billed revenue on a case-by-case basis by operating facility. This ratio of cash collections to billed services is then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for fiscal years 2007, 2006 and 2005:

	Year Ended August 31,
	2007	2006	2005
Gross billed charges	$96,215,520	$87,365,456	$100,048,950
Contractual allowance	53,369,699	51,376,142	58,430,799

Net revenue	$42,845,821	$35,989,314	$41,618,151

Contractual allowance percentage	55%	59%	58%

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. The estimated accounts receivable not expected to be collected within twelve months of the balance sheet date have been shown as long-term receivables and represent receivables in the Medical Dispute Resolution (“MDR”) process and legal third-party financial class (“LTP”). The contractual allowance is provided as revenue is recognized. At each balance sheet date management reviews the accounts receivable for collectibility. For each operating facility, the historical cash collection percentage (based on cash collections for the last twelve months) of each financial class, except MDR and LTP, is calculated by each aging bucket. These aging bucket specific percentages are then applied to the accounts receivable at each balance sheet date for each aging bucket and financial class to estimate the amount of accounts receivable management expects to collect. All accounts receivable over five months from date of service, except for MDR and LTP, are valued at zero in this balance sheet analysis. Accounts receivable related to MDR and LTP are estimated at 28% collectibility in our balance sheet analysis irrespective of the age of the accounts receivable. The Company initially receives an average 30 to 35% of gross billed charges either upon filing the insurance claim, or after filing a request for reconsideration to the insurance company. The Company applies these payments received to the gross accounts receivable, but does not adjust the balance on the account. The Company expects to collect on an average an additional 28% of the remaining MDR balance. The MDR accounts receivable are written off only after all collection efforts have failed, including the appeals process of MDR which may take several years. If after the review management believes certain receivables are uncollectible, the receivables are written down to the estimated collectible amount. However, if the estimated amount to be collected is greater than the net accounts receivable as of the balance sheet date, no adjustment is made to accounts receivable (i.e. no additional revenue is booked), due to the length of time it takes to ultimately settle the MDR accounts receivable and the current uncertainty associated with such settlements. During the second quarter of fiscal year 2006, the Company wrote down its accounts receivable at the West Houston Facility by $600,000 based on the balance sheet approach.

The following table shows accounts receivable, the contractual allowance, net receivables and the contractual allowance as a percent of gross receivables at August 31, 2007 and 2006:

	2007	2006
Current portion of gross receivables	$78,713,590	$77,197,985
Current portion of contractual allowance	(68,187,225)	(66,089,175)

Net current portion of accounts receivable	$10,526,365	$11,108,810

Contractual allowance as a percentage of current gross receivables	87%	86%

Long term portion of gross receivables	$148,891,842	$117,437,724
Long term portion of contractual allowance	(128,980,542)	(100,538,405)

Net long term portion of accounts receivable	$19,911,300	$16,899,319

Contractual allowance as a percentage of long term gross receivables	87%	86%

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

•

TDWC is not required by the Texas Labor Code or the Texas Administrative Code to provide a Finding and Decision within a specific timeframe. Based upon the historical actions of the TDWC, a Finding and Decision is usually received within 3 to 6 months after the supplemental documentation was forwarded to TDWC. However, a final timetable remains unknown in spite of the Travis County District Court’s determination of the unconstitutionality of the MDR appellate process as enforced by the 2005 Workers’ Compensation Act.

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

•	The SOAH decision may be appealed to the District Court within 30 days of SOAH’s issuance of its Decision and Order.

The Company has a significant number of reimbursement disputes in which the MDR decision was unsatisfactory to either the insurance carrier or us, and these decisions have subsequently been appealed to SOAH or the district court. Many of these cases involve the stop-loss rule governing reimbursement to providers. The Company has recently been successful in its pursuit of collections regarding the stop-loss cases pending before SOAH receiving positive rulings in over 90% of its claims presented for administrative determination. Further, in a declaratory judgment action before the 353rd State Judicial District Court of Travis County, Texas, the interpretation of the statute as applied to the stop-loss claims of the Company by SOAH was upheld. It is expected that the ruling of the trial court will be appealed to the State of Texas Third Court of Appeals by the insurance carriers. Claims regarding payment for hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and ultimately in the Texas District and Appellate Courts.

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

Surgeries are typically not scheduled unless they are pre-authorized by the insurance carrier for medical necessity, with the exception of Medicare, Medicaid and self-pay surgeries. After the surgery, the Company’s automated computer system generates a statement of billed charges to the third-party payer. At that time, the Company also requests payment from patients for any remaining amounts that are the responsibility of the patient. In cases where a commercial insurance payers’ pre-approval is not approved subsequently, those accounts receivable may be classified to self-pay. Historically, such classifications have not been significant.

Allowance for Uncollectible Accounts

The Company evaluates bad debt expenses periodically and, if needed, sets up an allowance for uncollectible accounts. Theoretically the only bad debts the Company could have are emergency room treatments which are not ultimately paid. These bad debt expenses are written off against the contractual allowance in order to streamline and standardize the charge off procedure. As a result of its analysis of bad debt expense, management determined that it no longer needed a separate provision for bad debts and terminated that separate provision effective March 1, 2007. Through the end of the quarter ended February 28, 2007, the Company had estimated uncollectible accounts expense of 1% of gross outpatient revenue. These bad debt expenses (provision for uncollectible accounts) through February 28, 2007 have been combined with “other operating expenses” in the Consolidated Statements of Operations, and the allowance for uncollectible accounts as of February 28, 2007 has been combined with the “contractual allowance” on the Consolidated Balance Sheet.

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

Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Realization of deferred tax assets is dependent upon generating sufficient taxable income. Valuation allowances are established for the deferred tax assets that we believe do not meet the “more likely than not” criteria established by SFAS No. 109. Judgments regarding future taxable income may be revised due to changes in market conditions, tax laws, or other factors. If our assumptions and estimates change in the future, then the valuation allowances established may be increased, resulting in increased income tax expense. Conversely, if we are ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance will be released to income as a credit to income tax expense. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Stock-Based Compensation

Effective at the beginning of our fiscal year 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 “Share-Based Payment” (“SFAS No. 123(R)”) to account for stock-based compensation. Under SFAS No. 123(R), we estimate the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is based on an estimated forfeiture rate, which is updated as appropriate. This option pricing model requires the input of highly subjective assumptions, including the expected volatility of our common stock, pre-vesting forfeiture rate and an option’s expected life. The financial statements include amounts that are based on our best estimates and judgments.

Results of Operations

	Year Ended August 31,
	2007		2006		2005
Net patient service revenue	$42,845,821	100%	$35,989,314	100%	$41,618,151	100%

Costs and expenses:
Compensation and benefits	12,061,185	28	11,041,113	31	14,137,460	34
Medical services and supplies	8,984,593	21	7,219,572	20	8,331,671	20
Other operating expenses	15,790,052	37	19,167,704	53	19,491,435	47
Loss on disposal or impairment of assets	—	—	161,937	—	98,602	—
Depreciation and amortization	2,334,012	5	2,366,013	7	2,539,208	6

Total costs and expenses	39,169,842	91	39,956,339	111	44,598,376	107

Operating income (loss)	3,675,979	9	(3,967,025)	(11)	(2,980,225)	(7)

Other income (expense):
Rent and other income	257,022	1	1,058,673	3	358,631	1
Interest income	34,878	—	28,682	—	33,013	—
Interest expense	(455,008)	(1)	(419,953)	(1)	(343,863)	(1)

Total other income (expense), net	(163,108)	—	667,402	2	47,781	—

Minority interest in earnings	(121,563)	—	(129,518)	—	(10,213)	—

Income (loss) before income taxes	3,391,308	8	(3,429,141)	(10)	(2,942,657)	(7)
Benefit for income taxes	445,490	1	310,503	1	6,046	—

Income (loss) from continuing operations	3,836,798	9	(3,118,638)	(9)	(2,936,611)	(7)
Discontinued operations, net of income taxes	303,540	1	(3,248,193)	(9)	(2,200,323)	(5)
Loss on disposal of discontinued operations assets, net of income taxes	(14,702)
Extraordinary gain, net of income taxes	29,844	—	431,199	1	—	—

Net income (loss)	$4,155,480	10%	$(5,935,632)	(16)%	$(5,136,934)	(12)%

Operational statistics (Number of procedures):
Inpatient:
Bariatrics	334		208		245
Orthopedics	279		305		617
Other	65		47		86

Total inpatient procedures	678		560		948

Outpatient:
Orthopedics	411		326		394
Other	1,553		1,702		1,281

Total outpatient procedures	1,964		2,028		1,675

Total procedures	2,642		2,588		2,623

Comparison of the Fiscal Years Ended August 31, 2007 and August 31, 2006

Net patient service revenue increased by $6,856,507, or 19%, from $35,989,314 to $42,845,821, and total surgical cases increased by 2% from 2,588 cases in fiscal year 2006 to 2,642 cases in fiscal year 2007. Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase/(decrease) from 2006 to 2007
Facility	Net patient revenue	Cases
Pasadena	(21)%	(26)%
Garland	74	58
Overall	19	2

The Garland Facility had an increase in both bariatric and orthopedic cases due to recruitment of additional physicians. The increase in net patient service revenue is primarily due to a 21% increase in the inpatient cases, which typically have a higher average reimbursement per case.

According to the Company’s revenue recognition policy, during the fiscal year ended August 31, 2006, the Company had recorded additional revenue on two specific blocks of business as follows:

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

Excluding the above-mentioned additional revenue on two specific blocks of business, net patient service revenue per case increased $3,818, or 31%, from $12,399 in 2006 to $16,217 in 2007, and the number of cases increased by 2%.

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months to gross billed revenue on a case-by-case basis by operating facility. In compliance with this revenue recognition policy, due to a higher percentage of gross patient service revenues from commercial and other insurance payers from 31% in 2006 to 38% in 2007, the Company’s contractual allowance as a percentage of gross patient revenue has decreased from 59% in 2006 to 55% in 2007.

Total costs and expenses decreased by $786,497, or 2%, from $39,956,339 in fiscal 2006 to $39,169,842 in fiscal 2007. The following describes the various changes in costs and expenses:

•

Compensation and benefits increased by $1,020,072, or 9%. During fiscal year 2007, the Company incurred a $124,425 non-cash pre-tax compensation expense related to employees’ incentive stock options granted. Excluding this non-cash compensation expense, the increase in compensation and benefits in the current fiscal year is 8% compared to the prior fiscal year, primarily due to an increase in number of cases.

•

Medical services and supplies expenses increased $1,765,021, or 24%, while the number of surgery cases increased 2%. The increase was due to a 21% increase in the number of inpatient procedures, which typically require more medical services and supplies

•

Other operating expenses decreased by $3,377,652, or 18%. In August 2006, the Company settled in principle the class action lawsuit alleging federal securities law causes of action against the Company for $1.5 million. Setting aside this $1.5 million settlement, the other operating expenses decreased by 11%. The Company made continued efforts to reduce other operating expenses.

Other income decreased by $830,510 from $667,402 in 2006 to $163,108 other expense, net, in 2007. The decrease in other income is primarily due to a Medicare refund of approximately $604,000 for an overpayment settlement received in 2006.

The income tax benefit for the fiscal year ended August 31, 2007 is due to the change in the Company’s deferred tax valuation allowance.

The income from discontinued operations represents the income at our Baton Rouge Facility partially offset by losses at the West Houston Facility. The combined net patient service revenues at these facilities increased $3,046,335, or 33%, from $9,342,985 in 2006 to $12,389,320 in 2007, whereas the total surgical cases increased 1% from 1,406 cases in fiscal year 2006 to 1,419 cases in fiscal year 2007. The net patient revenue per case increased $2,086, or 31%, from $6,645 in 2006 to $8,731 in fiscal 2007. Although the number of cases at our facilities increased 1%, the 31% increase in net patient service revenue per case was due to an increase of 47% in inpatient cases, primarily bariatric surgeries, at our Baton Rouge Facility. Total costs and expenses of the discontinued operations decreased by $1,047,161, or 8%, from $12,992,208 in fiscal 2006 to $11,945,047 in fiscal 2007. In 2006, the assets related to discontinued operations had a depreciation expense of $1,584,384, which was $-0- in 2007 in accordance with FASB 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Excluding this 2006 depreciation expense, the costs and expenses increased by $537,223 in 2007 compared to 2006, primarily due to an increase in net patient service revenues. The West Houston Facility was sold in the second quarter of fiscal year 2007.

The extraordinary gain in 2007 of $29,844, net of income taxes, relates to gains on the purchase of minority interests from certain minority interest holders at an amount less than the net book value of the minority interest liability on the date of purchase.

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

During the fiscal year ended August 31, 2006, the Company recorded additional revenue on two specific blocks of business as follows:

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

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months to gross billed revenue on a case-by-case basis by operating facility. In compliance with this revenue recognition policy, due to slower collections on the receivables associated with the workers’ compensation dispute resolution process, the Company’s contractual allowance as a percentage of gross patient revenue increased from 58% in 2005 to 59% in 2006.

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

•

Other operating expenses decreased by $323,731, or 2%. In August 2006, the Company settled in principle the class action lawsuit alleging federal securities law causes of action against the Company for $1.5 million. Setting aside this $1.5 million settlement, the other operating expenses decreased by 9%. The Company made efforts to reduce other operating expenses to match the decline in revenue. The Company also spent approximately an additional $599,000, or 12%, in advertising and marketing costs from $5,012,000 in fiscal year 2005 to $5,611,000 in fiscal year 2006.

Other income increased by $619,621 from $47,781 in 2005 to $667,402 in 2006. The increase in other income is primarily due to a Medicare refund of approximately $604,000 for an overpayment settlement.

The income tax benefit of the net operating loss does not have the expected relationship to net loss due to the establishment of a deferred tax valuation allowance.

The loss on discontinued operations represents the losses at our Baton Rouge and West Houston Facilities. The combined net patient service revenues at these facilities decreased $4,313,725, or 32%, from $13,656,710 in 2005 to $9,342,985 in 2006, whereas the total surgical cases increased 18% from 1,196 cases in fiscal year 2005 to 1,406 cases in fiscal year 2006. The net patient revenue per case decreased $4,773, or 42%, from $11,418 in 2005 to $6,645 in fiscal 2006. Although the number of cases at our facilities increased 18%, the 32% decline in net patient service revenue per case was primarily due to a change in the surgical mix of cases. Total costs and expenses of the discontinued operations decreased by $4,123,680, or 24%, from $17,115,888 in fiscal 2005 to $12,992,208 in fiscal 2006. In 2005, the bankruptcy filing of the Baton Rouge Facility caused increased legal fees and other operating expenses of approximately $1,453,000. Setting aside these one-time expenses, the decrease in operating expenses was 17%. The Company made efforts to reduce costs and expenses to match the decline in revenue. Costs and expenses did not reduce proportionately to the decrease in revenues due to fixed overhead and operating expenses, as well as time required to implement cost cutting measures.

The extraordinary gain in fiscal year 2006 of $431,199, net of income taxes, relates to gains on the purchase of minority interests from certain minority interest holders at an amount less than the net book value of the minority interest liability on the date of purchase.

Liquidity and Capital Resources

The Company maintained sufficient liquidity to meet its business needs in fiscal 2007. As of August 31, 2007, its principal source of liquidity was $5,436,787 in cash and current portion of net accounts receivable of $10,526,365.

Cash flows from operating activities

Total cash flow provided by operating activities was $5,894,414 (including $312,540 provided by discontinued activities) during fiscal year 2007, primarily due to a net income of $4,155,480, depreciation and amortization of $2,334,012 and an increase in accounts payable and accrued liabilities of $1,333,136, partially offset by an increase in accounts receivable of $2,415,113 due to an increase in net patient service revenues and slower collection on MDR accounts.

In 2006, the Company made the decision to sell the assets related to its Baton Rouge and West Houston Facilities and its land in The Woodlands, Texas. During the fiscal year ended August 31, 2007, the Company sold its West Houston Facility. In May 2007, the Company signed an earnest money contract for sale of the land in The Woodlands, Texas, and the sale was subsequently completed in September 2007. The net proceeds and gain on sale of land in The Woodlands, Texas were $1.8 million and $28,000, respectively. The Company entered into the Sale Agreement for the sale of assets related to its Baton Rouge Facility on November 8, 2007, and the sale is expected to be completed in the second quarter of fiscal year 2008, subject to the satisfaction of certain closing conditions. The expected sales proceeds and gain on sale of the assets related to the Baton Rouge Facility are $20 million and $6 million, respectively. None of these assets is encumbered by secured lien or debt, so all proceeds from the sale of any of those assets, net of selling expenses, would be available to the Company to pursue its business plans.

Cash flows from investing activities

Total cash flow used in investing activities was $4,659,967 (including $41,360 provided by discontinued activities) during fiscal year 2007, primarily due to restricted cash of $4,049,149 sent to the DeAn Joint Venture for capital improvement projects. See also discussion above under “Cash flows from operating activities” for sale of the land in The Woodlands, Texas in September 2007, and also sale of assets related to the Baton Rouge Facility, which is expected to be completed in the second quarter of fiscal year 2008, subject to the satisfaction of certain closing conditions.

Cash flows from financing activities

Total cash flow provided by financing activities was $774,226 (including $130,299 used in discontinued activities) during fiscal year 2007. During fiscal year 2007, the Company borrowed $734,601 under its Credit Agreement. The Company also received $503,945 from the exercise of employees’ stock options. In fiscal 2007, the class action lawsuit settlement was approved by the Court, and in accordance with the terms of the settlement, the Company paid $100,000 and signed a note payable for $1.4 million to be paid in 36 equal monthly installments. The note bears interest of 6% per annum and is secured by a deed of trust on the Garland Facility. The Company has paid $216,231 of the $1.4 million note payable.

The Company had working capital of $7,705,373 as of August 31, 2007, and maintained a liquid position by a current ratio of approximately 1.43 to 1.

The Company and certain of its subsidiaries on May 27, 2005 entered into a Credit and Security Agreement (the “Credit Agreement”) with Merrill Lynch Capital for a new five-year revolving credit facility for up to $10 million, subject to a borrowing base based on eligible accounts receivable and further subject to a $2 million reserve until satisfaction of certain conditions. As of August 31, 2007, the Company had drawn $7.1 million of approximately $8.0 million available to it under the Credit Agreement based on its borrowing base at that date. The Company’s obligations are secured by a first priority security interest in all existing and future accounts receivable and accounts receivable-related items, other assets and deposit accounts of certain subsidiaries, a pledge of 75% of equity interest in the operating entities of the Garland and Pasadena Facilities and a negative pledge for the equity interests in the Company and other subsidiaries. The real estate holding subsidiaries of Dynacq are not borrowers under the Credit Agreement, and their real estate and equipment assets are not pledged to secure the obligations under such facility.

The Credit Agreement, among other things, requires that the Company maintain certain performance financial covenants, restricts its ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Please refer to the Form 8-K filed on June 1, 2005 for further information.

As of October 30, 2007, the Company had an approximately $2.3 million cash balance. As of October 31, 2007, the Company had paid down the full amount drawn of approximately $7.1 million and had approximately $8.0 million available under the Credit Agreement based on its borrowing base on that date. The availability of borrowings under our Credit Agreement is subject to various conditions as described above.

We believe we will be able to meet our ongoing liquidity and cash needs for fiscal year 2008 through the combination of available cash, cash flow from operations, proceeds from sales of assets, and borrowings under our Credit Agreement. All net proceeds from the sale of assets held for sale, including the Baton Rouge Facility, would be available to meet our ongoing liquidity and cash needs.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us.

Contractual Obligations and Commitments

The following table summarizes our known contractual obligations at August 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in the future periods indicated below:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Marketing Obligations	$5,100,000	$2,400,000	$2,700,000	$—	$—
Capital Lease Obligations	27,505	9,643	17,862	—	—
Operating Lease Obligations	878,785	359,462	421,448	97,875	—
Other Contractual Obligations	10,706,931	8,966,814	1,045,652	694,465	—

Total	$16,713,221	$11,735,919	$4,184,962	$792,340	$—

The Company has operating leases primarily for medical and office equipment. The Company also incurs rental expense for office space and medical equipment. Operating lease and rental expense were approximately $1,056,000, $1,061,000 and $1,218,000 in fiscal years 2007, 2006 and 2005, respectively. Future minimum rental commitments under noncancellable leases for the following fiscal years are: 2008, $359,462; 2009, $248,961; 2010, $172,487; 2011, $78,300; 2012, $19,575 and thereafter, $-0-.

In the first quarter of fiscal 2006, the Company, through its subsidiary, also had agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Pasadena and Garland Facilities. These facilities received bariatric and orthopedic referrals from other sources, and the organizations referred clients to other area hospitals. Payments made related to these agreements for the fiscal years 2007, 2006 and 2005 were $5,145,000, $5,187,000 and $4,993,000, respectively.

The Company has contracts with doctors to manage various areas of the Company’s hospitals and other service agreements. Payments made under these agreements for the fiscal years ending August 31, 2007, 2006 and 2005 were $2,888,000, $3,686,000 and $4,820,000, respectively. Future minimum payments under the terms of these contracts and agreements for the following fiscal years are: 2008, $1,440,633; 2009, $285,383; 2010, $280,000; 2011, $280,000; and for 2012, $263,333.

Discontinued operations commitments

For the Company’s discontinued operations, the future minimum rental commitments under noncancellable leases for the following fiscal years are: 2008, $579,214; and thereafter, $-0-. Future minimum payments under the terms of contracts and agreements with doctors and other service agreements for the following fiscal years are: 2008, $1,065,027; 2009, $318,464; 2010, $140,000; 2011, $140,000; and for 2012, $81,667.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements—Recent Accounting Pronouncements, which is incorporated here by reference.

Inflation

Inflation has not significantly impacted the Company’s financial position or operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates as well as credit risk concentrations. Except for the capital contributions of approximately $9 million to date to the DeAn Joint Venture, the majority of which are in local currency, all of the Company’s contracts are denominated in US dollars and, therefore, the Company has no significant foreign currency risk.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on funded debt. The Company had drawn approximately $7.1 million as of August 31, 2007 from its five-year revolving credit facility. The balance owed under the facility as of October 31, 2007 was $-0-. Borrowings under the facility bear interest at variable rates based on the LIBOR rate plus 2.85%. Based on the amount outstanding, a 100 basis point change in the applicable interest rates would not have a material impact on the Company’s annual cash flow or income.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Dynacq Healthcare, Inc. (the “Company”), as of August 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynacq Healthcare, Inc. at August 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2007, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Killman, Murrell & Company, P. C.

Killman, Murrell & Company, P. C.

Houston, Texas

November 6, 2007

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	August 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$5,436,787	$3,382,332
Restricted cash	4,388,857	808,708
Current portion of accounts receivable, net of contractual allowances of approximately $68,187,000 and $66,089,000 at August 31, 2007 and 2006, respectively	10,526,365	11,108,810
Accounts receivable – other	17,704	14,423
Inventories	2,187,486	1,751,760
Prepaid expenses	430,391	505,454
Deferred tax assets	1,057,931	—
Income taxes receivable	1,519,138	1,731,192

Total current assets	25,564,659	19,302,679
Assets held for sale	13,187,738	13,252,800
Property and equipment, net	19,956,711	21,558,200
Long term portion of accounts receivable, net of contractual allowances of approximately $128,981,000 and $100,538,000 at August 31, 2007 and 2006, respectively	19,911,300	16,899,319
Other assets	274,553	259,974

Total assets	$78,894,961	$71,272,972

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	August 31,
	2007	2006
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,135,364	$5,242,314
Accrued liabilities	5,653,672	4,613,586
Notes payable	7,526,181	6,339,212
Liabilities related to discontinued operations	—	130,299
Current portion of capital lease obligation	9,644	—
Current taxes payable	534,425	72,030

Total current liabilities	17,859,286	16,397,441
Non-current liabilities:
Long-term portion of note payable	731,401	—
Long-term portion of capital lease obligations	18,012	—
Deferred tax liabilities	426,327	—

Total liabilities	19,035,026	16,397,441

Minority interests	599,015	656,697

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 15,843,557 and 15,740,711 shares issued at August 31, 2007 and 2006, respectively	15,844	15,741
Additional paid-in capital	13,829,616	13,056,974
Accumulated other comprehensive income	219,520	105,659
Retained earnings	45,195,940	41,040,460

Total stockholders’ equity	59,260,920	54,218,834

Total liabilities and stockholders’ equity	$78,894,961	$71,272,972

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

	Year Ended August 31,
	2007	2006	2005
Net patient service revenue	$42,845,821	$35,989,314	$41,618,151

Costs and expenses:
Compensation and benefits	12,061,185	11,041,113	14,137,460
Medical services and supplies	8,984,593	7,219,572	8,331,671
Other operating expenses	15,790,052	19,167,704	19,491,435
Loss on disposal or impairment of assets	—	161,937	98,602
Depreciation and amortization	2,334,012	2,366,013	2,539,208

Total costs and expenses	39,169,842	39,956,339	44,598,376

Operating income (loss)	3,675,979	(3,967,025)	(2,980,225)

Other income (expense):
Rent and other income	257,022	1,058,673	358,631
Interest income	34,878	28,682	33,013
Interest expense	(455,008)	(419,953)	(343,863)

Total other income (expense), net	(163,108)	667,402	47,781

Income (loss) before income taxes, minority interests and extraordinary gain	3,512,871	(3,299,623)	(2,932,444)
Minority interest in earnings	(121,563)	(129,518)	(10,213)

Income (loss) before income taxes	3,391,308	(3,429,141)	(2,942,657)
Benefit for income taxes	445,490	310,503	6,046

Income (loss) from continuing operations	3,836,798	(3,118,638)	(2,936,611)
Income (loss) from discontinued operations, net of income taxes	303,540	(3,248,193)	(2,200,323)
Loss on sale of assets of discontinued operations, net of income taxes	(14,702)	—	—
Extraordinary gain, net of $15,400 and $-0- income tax expense in 2007 and 2006, respectively	29,844	431,199	—

Net income (loss)	$4,155,480	$(5,935,632)	$(5,136,934)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.24	$(0.21)	$(0.20)
Income (loss) from discontinued operations, net of income taxes	0.02	(0.21)	(0.15)
Loss on sale of assets of discontinued operations, net of income taxes	—	—	—
Extraordinary gain, net of income taxes	—	0.03	—

Net income (loss)	$0.26	$(0.39)	$(0.35)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.24	$(0.21)	$(0.20)
Income (loss) from discontinued operations, net of income taxes	0.02	(0.21)	(0.15)
Loss on sale of assets of discontinued operations, net of income taxes	—	—	—
Extraordinary gain, net of income taxes	—	0.03	—

Net income (loss)	$0.26	$(0.39)	$(0.35)

Basic and diluted average common shares outstanding	15,749,891	15,088,227	14,851,568

Basic and diluted average common shares outstanding	15,910,117	15,088,227	14,851,568

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid-In	Other Comprehensive Income Foreign currency	Retained	Deferred	Total
	Shares	Amount	Shares	Amount	Capital	translation	Earnings	Compensation
Balance, August 31, 2004	16,399,843	$16,400	1,548,275	$(7,424,449)	$18,982,951	$—	$52,113,026	$(477,271)	$63,210,657
Treasury shares cancelled	(1,548,275)	(1,548)	(1,548,275)	7,424,449	(7,422,901)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	477,271	477,271
Charge for accelerating vesting of stock options and extension of exercise date	—	—	—	—	138,015	—	—	—	138,015
Credit to expense for non-vested options issued to non-employee	—	—	—	—	(9,482)	—	—	—	(9,482)
Foreign currency translation adjustment, net of taxes of $19,615	—	—	—	—	—	38,075	—	—	38,075
Net loss	—	—	—	—	—	—	(5,136,934)	—	(5,136,934)

Balance, August 31, 2005	14,851,568	14,852	—	—	11,688,583	38,075	46,976,092	—	58,717,602
Restricted stock issued in private placement	889,143	889	—	—	1,368,391	—	—	—	1,369,280
Foreign currency translation adjustment, net of taxes of $-0-	—	—	—	—	—	67,584	—	—	67,584
Net loss	—	—	—	—	—	—	(5,935,632)	—	(5,935,632)

Balance, August 31, 2006	15,740,711	15,741	—	—	13,056,974	105,659	41,040,460	—	54,218,834
Stock issued on exercise of employees’ stock options	102,846	103	—	—	503,842	—	—	—	503,945
Proceeds from sale of stock	—	—	—	—	67,375	—	—	—	67,375
Charge for granting stock options to employees	—	—	—	—	124,425	—	—	—	124,425
Income tax benefit for employees’ exercise of incentive stock options	—	—	—	—	77,000	—	—	—	77,000
Foreign currency translation adjustment, net of taxes of $113,000	—	—	—	—	—	113,861	—	—	113,861
Net income	—	—	—	—	—	—	4,155,480	—	4,155,480

Balance, August 31, 2007	15,843,557	$15,844	—	$—	$13,829,616	$219,520	$45,195,940	$—	$59,260,920

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

	Year Ended August 31,
	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$4,155,480	$(5,935,632)	$(5,136,934)
Less income (loss) from discontinued operations, net of income taxes	288,838	(3,248,193)	(2,200,323)

Net income (loss) before discontinued operations	3,866,642	(2,687,439)	(2,936,611)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Extraordinary gain, net of tax	(29,844)	(431,199)	—
Depreciation and amortization	2,334,012	2,366,013	2,539,208
Loss on disposal or impairment of assets	—	161,937	98,602
Gain on settlement of note payable	—	(226,477)	—
Deferred income taxes	(744,604)	(216,813)	323,143
Minority interests	121,563	129,518	10,213
Charge for granting stock options to employees	124,425	—	—
Income tax benefit for employees’ exercise of incentive stock options	77,000	—	—
Charge for amending stock options	—	—	138,015
Expense (credit) related to stock options issued to non employees	—	—	(9,482)
Deferred stock compensation amortization	—	—	477,271
Changes in operating assets and liabilities:
Restricted cash	469,000	(808,708)	—
Accounts receivable	(2,415,113)	(3,530,214)	3,250,093
Inventories	(435,726)	297,331	526,976
Prepaid expenses	75,063	283,906	(121,090)
Income taxes receivable	212,054	925,792	2,866,264
Other assets	131,871	30,816	160,622
Accounts payable	(1,106,950)	1,409,358	(909,036)
Accrued liabilities	2,440,086	1,580,334	(1,422,117)
Income taxes payable	462,395	(39,357)	(267,707)

Cash provided by (used in) continuing activities	5,581,874	(755,202)	4,724,364
Cash provided by (used in) discontinued activities	312,540	(2,021,179)	(3,754)

Net cash provided by (used in) operating activities	5,894,414	(2,776,381)	4,720,610

Cash flows from investing activities
Restricted cash for capital improvement	(4,049,149)	—	—
Proceeds from sale of assets	—	10,948	4,500
Purchase of property and equipment	(484,474)	(379,497)	(4,010,229)
Purchase of accounts receivable-other	(312,449)	—	(532,601)
Collections of purchased accounts receivable-other	144,745	—	571,354

Cash used in continuing activities	(4,701,327)	(368,549)	(3,966,976)
Cash provided by (used in) discontinued activities	41,360	137,359	(68,082)

Net cash used in investing activities	(4,659,967)	(231,190)	(4,035,058)

Continued.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended August 31,
	2007	2006	2005
Cash flows from financing activities
Principal payments on notes payable	$(216,231)	$(550,000)	$(7,785,622)
Proceeds from note payable	734,601	2,491,969	5,712,861
Payments on capital lease	(5,920)	—	—
Proceeds from issuance of restricted stocks	—	1,369,280	—
Proceeds from exercise of stock options	503,945	—	—
Proceeds from sale of stock	67,375	—	—
Cash overdraft	—	—	(622,375)
Contributions from minority interest holders	—	—	323,518
Distributions to minority interest holders	(15,000)	—	(135,750)
Purchase of minority interests	(164,245)	(130,398)	(251,714)

Cash provided by (used in) continuing activities	904,525	3,180,851	(2,759,082)
Cash used in discontinued activities	(130,299)	(148,080)	(139,016)

Net cash provided by (used in) financing activities	774,226	3,032,771	(2,898,098)

Effect of exchange rate changes on cash	45,782	19,297	12,605

Net increase (decrease) in cash and cash equivalents	2,054,455	44,497	(2,199,941)
Cash and cash equivalents at beginning of year	3,382,332	3,337,835	5,537,776

Cash and cash equivalents at end of year	$5,436,787	$3,382,332	$3,337,835

Supplemental cash flow disclosures
Cash paid during year for:
Interest	$449,186	$392,614	$311,184

Income taxes	$—	$—	$39,245

Non cash investing and financing activities:
Reduction in accrued liability	$(1,400,000)	$—	$—
Note payable	1,400,000	—	—
Equipment from capital lease	(33,576)	—	—
Capital lease obligation	33,576	—	—
Cancellation of treasury stock:
Reduction in common stock	—	—	(1,548)
Reduction in additional paid-in capital	—	—	(7,422,901)
Reduction in treasury stock	—	—	7,424,449
Land cost	—	—	(604,094)
Transfer of deposit to land	—	—	604,094
Land cost from foreign currency gains	(203,490)	(48,287)	(38,075)
Foreign currency gains	203,490	48,287	38,075

	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

August 31, 2007

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

The Company was incorporated under the laws of the State of Nevada in 1992. The Company was reincorporated in Delaware and its corporate name was changed from Dynacq International, Inc. to Dynacq Healthcare, Inc. in November 2003 to better reflect the Company’s business. In connection with the reincorporation in Delaware, the number of authorized common shares was reduced to 100,000,000. In August 2007, the Company was reincorporated back in Nevada.

In May 1998, Vista Community Medical Center, L.L.C., a Texas limited liability company, was organized for the purpose of operating a hospital (the “Pasadena Facility”). In June 2003, the Pasadena Facility was converted to a limited liability partnership. As of August 31, 2007 and 2006, the Company through its subsidiaries had a 98.5% ownership interest in the Pasadena Facility.

In October 2001, Vista Hospital of Baton Rouge, L.L.C. was organized for the purpose of acquiring and operating a surgical hospital in Baton Rouge, Louisiana (the “Baton Rouge Facility”). As of August 31, 2007 and 2006, the Company had a 93% and 90%, respectively, membership interest in the Baton Rouge Facility.

In July 2003, Vista Hospital of Dallas, LLP was organized for the purposes of acquiring and operating a surgical hospital in Garland, Texas, (the “Garland Facility”). As of August 31, 2007 and 2006, the Company had a 99% and 97%, respectively, membership interest in the Garland Facility.

The Company owns a 70% equity interest in Shanghai DeAn Hospital, a joint venture formed under the laws of the People’s Republic of China (the “DeAn Joint Venture”). The DeAn Joint Venture entered into land use agreements with the Chinese government for the purpose of constructing a hospital in Shanghai, China that will be owned and operated by the joint venture.

During the fiscal year ended August 31, 2007, the Company sold its West Houston Facility. In May 2007, the Company signed an earnest money contract for sale of the land in The Woodlands, Texas, and the sale was subsequently completed in September 2007. The Company entered into a Purchase and Sale Agreement (the “Sale Agreement”) for the sale of assets related to its Baton Rouge Facility on November 8, 2007, and the sale is expected to be completed in the second quarter of fiscal year 2008, subject to the satisfaction of certain closing conditions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2007

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for annual financial information and with the instructions to Form 10-K and Article 3 and 3-A of Regulation S-X. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $8.8 million, $10.3 million and $12.0 million for the fiscal years 2007, 2006 and 2005, respectively.

The Company operates in one line of business, and its strategy is to develop and manage general acute care hospitals that provide principally specialized general surgeries. The Company manages these hospitals on an individual basis. The hospitals’ economic characteristics, nature of their operations, regulatory environment in which they operate and the way in which they are managed are all similar. The construction of the hospital in China commenced in October 2005, and there were no operations in China for the fiscal year ended August 31, 2007, except for the investment of approximately $9 million. Accordingly, the Company aggregates its hospitals into a single reportable segment as that term is defined by Statement of Financial Accounting Standards No. 131 “Disclosures About Segments of an Enterprise and Related Information.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant of the Company’s estimates is the determination of revenue to recognize for the services the Company provides and the determination of the contractual allowance. See Revenue Recognition below for further discussion. Actual results could differ materially from those estimates used in preparation of these financial statements.

Assets held for Sale

During the fiscal year ended August 31, 2007, the Company sold its West Houston Facility. In May 2007, the Company signed an earnest money contract for sale of the land in The Woodlands, Texas, and the sale was subsequently completed in September 2007. The Company entered into the Sale Agreement for the sale of assets related to its Baton Rouge Facility on November 8, 2007, and the sale is expected to be completed in the second quarter of fiscal year 2008, subject to the satisfaction of certain closing conditions. The assets related to these facilities have been classified as “Assets held for sale”.

Reclassification

The assets related to the Baton Rouge and West Houston Facilities and the land in The Woodlands, Texas, and the operating results for these facilities for all periods presented have been reclassified to Assets held for sale and Discontinued Operations. Provision for uncollectible accounts has been combined with other operating expenses for all the years in the Consolidated Statement of Operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2007

Restricted Cash

Restricted cash includes $4.0 million as of August 31, 2007 for capital improvements in the DeAn Joint Venture.

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

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2007

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

In the last three fiscal years, the Company has recorded additional revenue on two specific blocks of business during the fiscal year ended August 31, 2006 as follows:

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

The table below sets forth the percentage of our gross patient service revenue by financial class for the fiscal years 2007, 2006 and 2005:

	2007	2006	2005
Workers’ Compensation	47%	54%	60%
Commercial	38%	31%	27%
Medicare	9%	8%	5%
Medicaid	1%	1%	—%
Self-Pay	3%	4%	4%
Other	2%	2%	4%

Contractual Allowance

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months to gross billed revenue on a case-by-case basis by operating facility. This ratio of cash collections to billed services is then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for fiscal years 2007, 2006 and 2005:

	Year Ended August 31,
	2007	2006	2005
Gross billed charges	$96,215,520	$87,365,456	$100,048,950
Contractual allowance	53,369,699	51,376,142	58,430,799

Net revenue	$42,845,821	$35,989,314	$41,618,151

Contractual allowance percentage	55%	59%	58%

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2007

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. The estimated accounts receivable not expected to be collected within twelve months of the balance sheet date have been shown as long-term receivables and represent receivables in the Medical Dispute Resolution (“MDR”) process and legal third-party financial class (“LTP”). The contractual allowance is provided as revenue is recognized. At each balance sheet date management reviews the accounts receivable for collectibility. For each operating facility, the historical cash collection percentage (based on cash collections for the last twelve months) of each financial class, except MDR and LTP, is calculated by each aging bucket. These aging bucket specific percentages are then applied to the accounts receivable at each balance sheet date for each aging bucket and financial class to estimate the amount of accounts receivable management expects to collect. All accounts receivable over five months from date of service, except for MDR and LTP, are valued at zero in this balance sheet analysis. Accounts receivable related to MDR and LTP are estimated at 28% collectibility in our balance sheet analysis irrespective of the age of the accounts receivable. The Company initially receives an average 30 to 35% of gross billed charges either upon filing the insurance claim, or after filing a request for reconsideration to the insurance company. The Company applies these payments received to the gross accounts receivable, but does not adjust the balance on the account. The Company expects to collect on an average an additional 28% of the remaining MDR balance. The MDR accounts receivable are written off only after all collection efforts have failed, including the appeals process of MDR which may take several years. If after the review management believes certain receivables are uncollectible, the receivables are written down to the estimated collectible amount. However, if the estimated amount to be collected is greater than the net accounts receivable as of the balance sheet date, no adjustment is made to accounts receivable (i.e. no additional revenue is booked), due to the length of time it takes to ultimately settle the MDR accounts receivable and the current uncertainty associated with such settlements. During the second quarter of fiscal year 2006, the Company wrote down its accounts receivable at the West Houston Facility by $600,000 based on the balance sheet approach.

The following table shows accounts receivable, the contractual allowance, net receivables and the contractual allowance as a percent of gross receivables at August 31, 2007 and 2006:

	2007	2006
Current portion of gross receivables	$78,713,590	$77,197,985
Current portion of contractual allowance	(68,187,225)	(66,089,175)

Net current portion of accounts receivable	$10,526,365	$11,108,810

Contractual allowance as a percentage of current gross receivables	87%	86%

Long term portion of gross receivables	$148,891,842	$117,437,724
Long term portion of contractual allowance	(128,980,542)	(100,538,405)

Net long term portion of accounts receivable	$19,911,300	$16,899,319

Contractual allowance as a percentage of long term gross receivables	87%	86%

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

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2007

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

The Company has a significant number of reimbursement disputes in which the MDR decision was unsatisfactory to either the insurance carrier or us, and these decisions have subsequently been appealed to the State Office of Administrative Hearings (SOAH) or district court. Many of these cases involve the stop-loss rule governing reimbursement to providers. The Company has recently been successful in its pursuit of collections regarding the stop-loss cases pending before SOAH receiving positive rulings in over 90% of its claims presented for administrative determination. Further, in a declaratory judgment action before the 353rd State Judicial District Court of Travis County, Texas, the interpretation of the statute as applied to the stop-loss claims of the Company by SOAH was upheld. It is expected that the ruling of the trial court will be appealed to the State of Texas Third Court of Appeals by the insurance carriers. Claims regarding payment for hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and ultimately in the Texas District and Appellate Courts.

The delays caused by the unexpected and extended abatements of the SOAH proceedings for both the inpatient and outpatient cases have added significantly to the age of our accounts receivable for these types of services. If these disputes are ultimately resolved against the Company’s positions, it may have a material adverse effect on the financial statements.

Due to a number of factors outside the Company’s control, including changes in the Company’s reimbursement collection experience associated with potential changes in the reimbursement environment in which the Company operates, it is possible that management’s estimates of patient service revenues could change, which could have a material impact on the Company’s revenue and profitability in the future. It is very difficult for management to quantify with accuracy any reasonably likely effects that a change in estimate could have on the Company’s financial position and results of operations. However, management believes that the most reasonably likely effects that a change in estimate could have on the Company’s financial position and results of operations would be for the Company to collect amounts on accounts receivable greater than what is recorded on the books at August 31, 2007. The amount of such additional collections could range from zero to an amount that could approach $71 million, which represents the ultimate amount that the Company could collect on its MDR accounts receivable as of August 31, 2007 if all were settled in the Company’s favor. In accordance with the Company’s revenue recognition policy, accounts receivable are not written up to amounts ultimately expected to be collected until management can demonstrate that collections on an identifiable group of accounts are less than or more than the revenue which was recorded on the identified group of accounts. Amounts are not written up to management’s estimated amounts due to the length of time it takes to ultimately settle the MDR accounts receivable and the current uncertainty associated with such settlements. Any change in this estimate would impact revenues in the statement of operations and cash in the statement of financial position.

Allowance for Uncollectible Accounts

The Company evaluates bad debt expenses periodically and, if needed, sets up an allowance for uncollectible accounts. Theoretically the only bad debts the Company could have are emergency room treatments which are not ultimately paid. These bad debt expenses are written off against the contractual allowance in order to streamline and standardize the charge off procedure. Pursuant to its analysis of bad debt expense, management determined that it no longer needed a separate provision for bad debts and

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2007

terminated that separate provision effective March 1, 2007. Through the end of the quarter ended February 28, 2007, the Company had estimated uncollectible accounts expense of 1% of gross outpatient revenue. These bad debt expenses (provision for uncollectible accounts) through February 28, 2007 have been combined with “other operating expenses” in the Consolidated Statements of Operations, and the allowance for uncollectible accounts as of February 28, 2007 has been combined with the “contractual allowance” on the Consolidated Balance Sheet.

Stock Based Compensation

Effective at the beginning of fiscal year 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 “Share-Based Payment” (“SFAS No. 123(R)”) to account for stock-based compensation. Under SFAS No. 123(R), the Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is based on estimated forfeiture rate, which is updated based on actual forfeitures as appropriate. This option pricing model requires the input of highly subjective assumptions, including the expected volatility of our common stock, pre-vesting forfeiture rate and an option’s expected life. The financial statements include amounts that are based on the Company’s best estimates and judgments. Prior to fiscal year 2006, the Company accounted for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” See Note 8, Stockholders’ Equity and Stock Option Plan.

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

Advertising Costs

Advertising and marketing costs in the amounts of $5,440,000, $5,611,000 and $5,012,000 for the years ending August 31, 2007, 2006 and 2005, respectively, were expensed as incurred.

Income Taxes

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax liabilities or assets are determined based on differences between the income tax basis and the financial reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Minority Interests

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 1% to 7% at August 31, 2007). During 2004, the Company purchased minority interests from certain minority interest holders and had accrued liabilities of $350,969 associated with these minority interest

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2007

purchases in 2004. This liability was not any longer payable, based on advice from legal counsel, and in 2006 was recorded as an extraordinary gain. During 2005, the Company purchased minority interests from certain minority interest holders at an amount that was $44,516 more than the net book value of the minority interest liability on the date of purchase. The $44,516 loss has been included in Rent and Other Income in the accompanying consolidated statement of operations for the year ended August 31, 2005. During 2007 and 2006, the Company purchased minority interests from certain minority interest holders at an amount that was $45,244 and $80,230 less than the net book value of the minority interest liability on the date of purchase, respectively. These gains have been recorded as an extraordinary gain during the respective periods. The partnership agreement provided a means for the minority interest holders to be cashed out at the net book value of their interests. In fiscal 2007, 2006 and 2005, the buy-out amounts were made in accordance with the provisions of the various partnership agreements.

The following table sets forth the activity in the minority interest liability account for the fiscal years ending August 31, 2007 and 2006:

Balance August 31, 2005	$657,577
Earnings allocated to minority interest holders	129,518
Acquisition of various minority interests	(130,398)

Balance August 31, 2006	656,697
Earnings allocated to minority interest holders	121,563
Distribution to minority interest holders	(15,000)
Acquisition of various minority interests	(164,245)

Balance August 31, 2007	$599,015

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective for us for fiscal year 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. Management has evaluated the impact of this statement on the Company and determined that the adoption of FIN 48 will not have a material impact on the consolidated financial statements of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2007

recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 will be effective for the Company for fiscal year 2009. Management is currently evaluating the impact of the statement on the Company. Management does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108, which became effective for fiscal year 2007 for the Company, provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. Management has evaluated the impact of adopting SAB 108. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007, or September 1, 2008 for the Company. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to adopt the provisions of SFAS No. 157. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial statements.

2.	Property and Equipment

At August 31, property and equipment consisted of the following:

	2007	2006
Land	$6,225,000	$6,029,304
Buildings and improvements	13,954,662	13,954,662
Equipment, furniture and fixtures	15,447,814	14,928,781

	35,627,476	34,912,747
Less accumulated depreciation and amortization	(15,821,032)	(13,497,020)
Construction in progress	150,267	142,473

Net property and equipment	$19,956,711	$21,558,200

For the years ended August 31, 2007, 2006 and 2005, depreciation expense was $2,324,012, $2,356,013 and $2,529,208, respectively.

3.	Assets held for sale

In 2006, the Company made the decision to sell the assets related to its Baton Rouge and West Houston Facilities and its land in The Woodlands, Texas. During the fiscal year ended August 31, 2007, the Company sold its West Houston Facility. In May 2007, the Company signed an earnest money contract for sale of the land in The Woodlands, Texas, and the sale was subsequently completed in September 2007. The Company entered into the Sale Agreement for the sale of assets related to its Baton Rouge Facility on November 8, 2007, and the sale is expected to be completed in the second quarter of fiscal year 2008, subject to the satisfaction of certain closing conditions. The assets related to these facilities have been classified as “Assets held for sale”. None of these assets is encumbered by secured lien or debt.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2007

4.	Discontinued operations

In 2006, the Company decided to sell the assets related to the Baton Rouge and West Houston Facilities, since those operations were not core to our long-term objectives, and are not performing consistently with the expectations the Company had for them at the time investments were made. The Company also made the decision to sell its land in The Woodlands, Texas, since it no longer intended to build on that site. During the fiscal year ended August 31, 2007, the Company sold its West Houston Facility. In May 2007, the Company signed an earnest money contract for sale of the land in The Woodlands, Texas, and the sale was subsequently completed in September 2007. The Company entered into the Sale Agreement for the sale of assets related to its Baton Rouge Facility on November 8, 2007, and the sale is expected to be completed in the second quarter of fiscal year 2008, subject to the satisfaction of certain closing conditions. None of those assets is encumbered by secured lien or debt, so all proceeds from the sale of any of those assets, net of selling expenses, is available to pay down the existing revolving credit facility which is based on eligible accounts receivable, improve liquidity for the Company’s day-to-day operations, and invest in the Company’s core business activities, including the China Project.

The Company has accounted for its Baton Rouge and West Houston Facilities as discontinued operations, and has reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to the Company’s discontinued operations for each of the past three years is as follows:

	Year ended August 31,
	2007	2006	2005
Net patient service revenue	$12,389,320	$9,342,985	$13,656,710
Costs and expenses	(11,945,046)	(12,992,208)	(17,115,888)
Other income	34,966	82,240	40,199

Income (loss) before income taxes	479,240	(3,566,983)	(3,418,979)
Benefit (provision) for income taxes	(175,700)	318,790	1,218,656

Income (loss) from discontinued operations, net of income taxes	303,540	(3,248,193)	(2,200,323)

Loss on sale of discontinued operations, net of income taxes of $9,000	(14,702)	—	—

Income (loss) from discontinued operations	$288,838	$(3,248,193)	$(2,200,323)

Assets and liabilities of discontinued operations related to the Baton Rouge and West Houston Facilities, and the land in The Woodlands, Texas, consist of the following as of August 31, 2007 and 2006:

	August 31,
	2007	2006
Property and equipment, net	$13,187,738	$13,252,800

Total assets	$13,187,738	$13,252,800

Capital lease obligations	$—	$130,299

Total liabilities	$—	$130,299

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2007

5.	Notes payable

At August 31, notes payable consisted of the following:

	2007	2006
Current portion of $1.4 million note payable related to class action lawsuit settlement dated October 10, 2006. The note bears interest at 6% per annum and is secured by a deed of trust on the Garland Facility	$452,368	$—

Five-year revolving credit facility with a financial institution subject to a borrowing base based on eligible accounts receivable, secured by a first priority security interest in all existing and future accounts receivable and accounts receivable related items, other assets and deposit accounts of certain subsidiaries, a pledge of 75% of equity interest in the operating entities of the Garland and Pasadena Facilities and a negative pledge for the equity interests in the Company and other subsidiaries, variable interest payable of 2.85% plus LIBOR rate. The effective interest rate at August 31, 2007 was 8.415%.

	7,073,813	6,339,212

Note payable – current portion	7,526,181	6,339,212
Long-term portion of $1.4 million note payable related to class action lawsuit settlement dated October 10, 2006. The note bears interest at 6% per annum and is secured by a deed of trust on the Garland Facility	731,401	—

	$8,257,582	$6,339,212

The balance owed under the five-year revolving Credit Agreement as of November 6, 2007 was $-0-.

6.	Income Taxes

The benefit for income taxes consisted of the following:

	Year Ended August 31,
	2007	2006	2005
Current tax expense (benefit):
Federal	$276,241	$—	$165,285
State	22,873	—	(102,883)

Total current	299,114	—	62,402

Deferred tax expense (benefit):
Federal	(687,666)	(310,503)	(132,474)
State	(56,938)	—	64,026

Total deferred	(744,604)	(310,503)	(68,448)

Total income tax expense (benefit)	$(445,490)	$(310,503)	$(6,046)

As of August 31, 2007, 2006 and 2005, income tax benefits of $77,000, $-0- and $-0- , respectively, resulting from deductions relating to nonqualified stock option exercises and disqualifying dispositions of certain employee incentive stock options were recorded as increases in stockholders’ equity.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2007

The components of the provision for deferred income taxes at August 31 were as follows:

	2007	2006	2005
Applicable to:
Differences between revenues and expenses recognized for federal income tax and financial reporting purposes	$333,827	$—	$707,639
Stock options and related employee compensation	(47,188)	—	233,035
Allowance for uncollectible accounts	(85,448)	(153,589)	(134,438)
Asset impairment	—	—	(274,487)
Difference in method of computing depreciation for tax and financial reporting purposes	(17,914)	(360,763)	(233,495)
Net operating loss usage (carry forward)	835,899	(702,752)	—
Valuation allowance change	(1,763,780)	870,277	—
Other	—	36,324	(366,702)

	(744,604)	$(310,503)	$(68,448)

Significant components of the Company’s deferred tax liabilities and assets were as follows at August 31, 2007:

	Current	Noncurrent
Deferred tax liabilities:
Depreciation	$—	$(1,117,646)
Deferred tax assets:
Revenue and expense differences	201,205	—
Allowance for uncollectible accounts	878,986	—
Asset impairment		493,026
Other	(22,260)	10,505
Minority interest		187,788

Net deferred tax asset (liability)	$1,057,931	$(426,327)

Significant components of the Company’s deferred tax liabilities and assets were as follows at August 31, 2006:

	Current	Noncurrent
Deferred tax liabilities:
Depreciation	$—	$(1,154,811)
Deferred tax assets:
Revenue and expense differences	(459,982)	—
Allowance for uncollectible accounts	793,538	—
Asset impairment	—	716,487
Net operating loss	1,646,597	—
Valuation allowance	(2,009,375)	245,595
Other	29,222	—
Minority interest	—	192,729

Net deferred tax asset (liability)	$—	$—

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2007

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory federal income tax rate to income (loss) before income taxes, minority interests and extraordinary gain is as follows:

	Year Ended August 31,
	2007	2006	2005
Provision (benefit) for income taxes computed using the statutory rate of 35%	$1,229,505	$(1,154,868)	$(1,026,355)
State income taxes, net of federal benefit	79,811	—	(102,883)
Minority interests in subsidiaries’ income	(46,103)	(77,634)	(68,270)
Non-deductible expenses	55,077	—	427,093
Change in valuation allowance	(1,763,780)	870,277	—
Other	—	51,722	764,369

Provision (benefit) for income taxes	$(445,490)	$(310,503)	$(6,046)

7.	Related Party Transactions

During fiscal year 2005, the Company entered into an agreement with Redwood Health Corporation (“Redwood”), to furnish physicians to provide in-house emergency medical coverage for its Pasadena Facility during the weekend hours and weekday nights at an hourly rate of $75. The Company’s Chief Executive Officer’s son who is a physician is an affiliate of Redwood. The Company paid $433,500, $207,225 and $46,800 for such services to Redwood in fiscal 2007, 2006 and 2005, respectively. Management, as well as the Audit Committee that approved the agreement, believes that the hourly rate being paid is consistent with comparable in-house emergency medical coverage rates available in the area.

The Company leases 7,250 square feet of office space for its executive offices through September 1, 2011 for $6,525 per month. The lessor of the office space is Capital Bank, of which Mr. Earl Votaw, one of the Company’s directors, is a director. Management believes that the lease rate being paid is consistent with comparable commercial rates available in the area.

Dr. Ping Chu, a director, has paid the Company $19,768, $28,633 and $28,840 during fiscal years ended August 31, 2007, 2006 and 2005, respectively for rent and management fees. As of August 31, 2007 and 2006, the Company had accounts receivable from Dr. Chu of $36,595 and $12,016, respectively. Included in the accounts receivable balance were amounts applicable to Dr. Chu’s staffs’ payroll for which he reimburses the Company in the ordinary course of business.

8.	Stockholders’ Equity and Stock Option Plan

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

Preferred Stock

In January 1992, the board of directors approved an amendment to the Company’s Articles of Incorporation to authorize 5,000,000 shares of undesignated preferred stock, for which the board of directors is authorized to fix the designation, powers, preferences and rights. There are no shares of preferred stock issued or outstanding as of August 31, 2007.

Treasury Stock

Pursuant to the Company’s announced 500,000 common stock buy-back program in January 2002, the Company bought back 103,176, 261,500, and 86,000 shares of its common stock in fiscal years 2004, 2003

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2007

and 2002, respectively, at an average cost of $14.08 per share, for a total purchase price of $6,345,680. On August 31, 2005, the Board of Directors retired and cancelled all of the 1,548,275 shares of common stock held as treasury stock.

Stock Option Plan

The Company’s 2000 Incentive Plan (the “Plan”) provide for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the Plan. As of August 31, 2007, there remain 1,807,508 shares which can be issued under the Plan, after giving effect to stock splits and shares issued under the Plan. All awards previously granted to employees under the Plan have been stock options, primarily intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”). The Plan also permit stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

The purposes of the Plan generally are to retain and attract persons of training, experience and ability to serve as employees of the Company and its subsidiaries and to serve as non employee directors of the Company, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.

The Plan is administered by the Compensation Committee of the board of directors (the Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares, and all of the terms of the awards. The Company may at any time amend or terminate the Plan. However, no amendment that would impair the rights of any participant with respect to outstanding grants can be made without the participant’s prior consent. Stockholder approval of an amendment to the Plan is necessary only when required by applicable law or stock exchange rules.

On June 22, 2007, the Compensation Committee granted stock options to purchase an aggregate of 1.3 million shares, with a weighted average exercise price of $2.52 to all full time employees with a minimum of one year of employment with the Company. These stock options will vest in annual installments of 25 percent beginning on the first anniversary date, and expire after six years. Generally, options granted become exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after five to ten years.

Beginning in fiscal year 2006, the Company adopted SFAS No. 123(R) on a modified prospective transition method to account for its employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested equity awards is recognized as compensation expense in the income statement, and prior period results are not restated. Since all of the outstanding stock options as of August 31, 2005 were vested, there was no impact on the consolidated financial statements of the Company as a result of the adoption.

SAB No. 107, which provided the Staff’s views regarding valuation of share-based payments pursuant to SFAS No. 123(R), clarified that there is not a particular method of estimating volatility. SAB No. 107 also provided certain “simplified” methods for determining expected life in valuing stock options. To the extent that an entity cannot rely on its historical exercise data to determine the expected life, SAB No. 107 has prescribed a simplified “plain-vanilla” formula. The Company applied SAB No. 107 “plain-vanilla” method for determining the expected life.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2007

The following summarizes stock option activity and related information:

	Year Ended August 31,
	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
Outstanding—beginning of year:	1,018	$5.55	1,491	$5.27	1,013	$8.92
Granted	1,304	2.52	—	—	1,051	4.91
Exercised	(103)	4.90	—	—	—	—
Canceled	(68)	4.90	(473)	4.66	(573)	11.07

Outstanding—end of year	2,151	$3.77	1,018	$5.55	1,491	$5.27

Exercisable—end of year	847	$5.68	1,018	$5.55	1,491	$5.27

During the year ended August 31, 2007, the Company received $503,945 for stock options exercised. The following summarizes information related to stock options outstanding at August 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 2.50 – 2.75	1,304	5.8	$2.52	—	$—
$ 4.44 – 5.00	746	6.2	4.79	746	4.79
$12.25	101	0.7	12.25	101	12.25

Total	2,151	5.7	$3.77	847	$5.68

On April 15, 2002, the Company granted an employee an option that was in the money on the date of grant. The difference in the market value on the exercise date and the grant price on the grant date was $909,000, which had been recorded as deferred compensation expense and was being amortized to expense over the vesting period of 5 years. During fiscal year 2005, the remaining balance of deferred compensation was amortized to expense since the employee was no longer employed with the Company. Amortization expense of $-0-, $-0-, and $477,271 has been recorded as compensation expense in the years 2007, 2006 and 2005, respectively.

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

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2007

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

Had the Company accounted for stock-based compensation plans using the fair value based accounting method described by SFAS No. 123 for the years prior to fiscal year 2006, stock-based compensation costs would have impacted our net loss and loss per common share for the fiscal year ended 2005 as follows:

2005
Net loss as reported	$(5,136,934)
Add: stock-based compensation costs included in reported net income, net of taxes	393,773
Deduct: stock based compensation costs, net of taxes under SFAS 123	(1,000,662)

Pro forma net loss	$(5,743,823)

Per share information:
Basic, as reported	$(0.35)
Basic, pro forma	$(0.39)
Diluted, as reported	$(0.35)
Diluted, pro forma	$(0.39)

The fiscal year ended August 31, 2005 included $87,910, net of tax, of future compensation expense that was recognized as a result of the accelerated vesting of stock options and extending the exercise date on a stock option in the fourth quarter of the fiscal year.

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for three fiscal years ended August 31, 2007:

	Year Ended August 31,
	2007	2006	2005
Estimated fair value	$1.70	$—	$4.87
Expected life (years)	4.32	—	4.21
Risk free interest rate	5.00%	—	4.25%
Volatility	89%	—	93%
Dividend yield	—	—	—

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2007

9.	Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering substantially all employees of the Company and provides for voluntary contributions by these employees, subject to certain limits. The plan was effective June 1, 2001. The Company makes discretionary contributions to the plan. The Company’s contributions for fiscal years 2007, 2006 and 2005 were $50,901, $54,814 and $50,764, respectively.

10.	Net Income Per Share

The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The shares outstanding for basic and diluted are the same, as an increase in the number of shares for dilution purposes would be anti-dilutive. The denominator for each period presented was determined as follows:

	Year Ended August 31,
	2007	2006(1)	2005(1)
Denominator:
Basic net income per share—weighted average shares outstanding	15,749,891	15,088,227	14,851,568
Effect of dilutive securities:
Common stock options—treasury stock method	160,226	—	—

Diluted net income per share—weighted average shares outstanding	15,910,117	15,088,227	14,851,568

(1)	Fully diluted shares would have been 15,094,531 and 14,924,578 for the years ended August 31, 2006 and 2005, respectively, if they had not been anti-dilutive.

11.	Comprehensive Income (Loss)

Comprehensive income (loss) at August 31 is as follows:

	2007	2006	2005
Net income (loss)	$4,155,480	$(5,935,632)	$(5,136,934)
Foreign currency translation adjustment, net of $113,000, $-0- and 19,615 taxes, in fiscal years 2007, 2006 and 2005, respectively	113,951	67,584	38,075

Comprehensive income (loss)	$4,269,431	$(5,868,048)	$(5,098,859)

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2007

12.	Accrued Liabilities

Accrued liabilities at August 31 is as follows:

	2007	2006
Marketing fees liability	$1,951,100	$59,350
Payroll and related taxes	961,209	862,594
Property taxes	441,014	462,043
Medicare liability	400,000	400,000
Lawsuit settlements and other related expenses	385,000	1,885,000
Sales tax liability	325,216	—
Insurance premium payable	157,383	121,242
Accrued interest	50,329	44,507
Year-end accruals of expenses and other	982,421	778,850

Total accrued liabilities	$5,653,672	$4,613,586

13.	Commitments and Contingencies

Leases

As of August 31, 2007, the following assets are under capital lease obligations and included in property and equipment:

Medical equipment	$30,576
Less accumulated amortization	(2,038)

$28,538

Amortization expense for assets recorded under capital leases is included in depreciation expense.

Future minimum payments, by year and in the aggregate, required under noncancellable operating leases for certain facilities and equipment consist of the following at August 31, 2007:

Year ending August 31	Capital Lease	Operating Leases
2008	$11,624	$359,462
2009	11,474	248,961
2010	7,649	172,487
2011	—	78,300
2012	—	19,575
Thereafter	—	—

	30,747	$878,785

Less imputed interest included in minimum lease payments	(3,091)

Present value of minimum lease payments	27,656
Less current portion	(9,644)

	$18,012

Total rent and lease expenses paid by the Company for the fiscal years 2007, 2006 and 2005 were approximately $1,056,000, $1,061,000 and $1,218,000, respectively.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2007

In the first quarter of fiscal 2006, the Company, through its subsidiary, also had agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Pasadena and Garland Facilities. These facilities received bariatric and orthopedic referrals from other sources, and the organizations referred clients to other area hospitals. Payments made related to these agreements for the fiscal years 2007, 2006 and 2005 were $5,145,000, $5,187,000 and $4,993,000, respectively.

The Company has contracts with doctors to manage various areas of the Company’s hospitals and other service agreements. Payments made under these agreements for the fiscal years ending August 31, 2007, 2006 and 2005 were $2,888,000, $3,686,000 and $4,820,000, respectively. Future minimum payments under the terms of these contracts and agreements for the following fiscal years are: 2008, $1,440,633; 2009, $285,383; 2010, $280,000; 2011, $280,000; and for 2012, $263,333.

Discontinued operations commitments

For the Company’s discontinued operations, the future minimum rental commitments under noncancellable leases for the following fiscal years are: 2008, $579,214; and thereafter, $-0-. Future minimum payments under the terms of contracts and agreements with doctors and other service agreements for the following fiscal years are: 2008, $1,065,027; 2009, $318,464; 2010, $140,000; 2011, $140,000; and for 2012, $81,667.

Risks and Uncertainties

The Company maintains various insurance policies that cover each of its facilities. Specifically, the Company has occurrence coverage for its Pasadena and Garland Facilities. In Louisiana, the Company is a member of the Louisiana Patient Compensation Fund and purchases insurance through the Louisiana Patient Compensation Fund for medical malpractice. In addition, all physicians granted privileges at the Company’s facilities are required to maintain medical malpractice insurance coverage. The Company also maintains general liability and property insurance coverage for each facility, including flood coverage. The Company maintains workers’ compensation coverage for the Baton Rouge Facility, but does not currently maintain worker’s compensation coverage in Texas. In regard to the Employee Health Insurance Plan, the Company is self-insured with specific and aggregate re-insurance with stop-loss levels appropriate for the Company’s group size. Coverage is maintained in amounts management deems adequate.

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

14.	Concentrations of Credit Risk and Fair Value of Financial Instruments

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash investments and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of FDIC and Securities Investor Protection Corporation (“SIPC”) insurance limits; however, management believes that these financial institutions are of high quality and the risk of loss is minimal. At August 31, 2007, the Company had cash balances in excess of the FDIC and SIPC limits of $10,952,708.

As is customary in the healthcare business, the Company has accounts receivable from various third-party payers. The Company does not request collateral from its customers and continually monitors its exposure for credit losses and maintains allowances for anticipated losses. Receivables from third -party payers are normally in excess of 90% of the total receivables at any point in time. The mix of gross receivables from self-pay patients and third-party payers at August 31, 2007 and 2006 is as follows:

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2007

	2007	2006
Workers’ compensation	3%	6%
Workers’ compensation subject to Medical Dispute Resolution process	79%	77%
Commercial	9%	8%
Medicare	5%	3%
Medicaid	—%	—%
Self-pay	2%	3%
Other	2%	3%

	100%	100%

We had one third-party payer (customer) representing 12% of the Company’s gross revenue for the year ended August 31, 2007. We had no third-party payer (customer) representing greater than 10% of the Company’s gross revenue for the years ended August 31, 2006 and 2005. We had one third-party payer (customer) who represented 14% and 13% of our gross receivables as of August 31, 2007 and 2006.

The carrying amounts of cash and cash equivalents, current receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s short-term borrowings at August 31, 2007 and 2006 approximate their fair value.

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

On July 31, 2007, the Company made contributions to the DeAn Joint Venture of approximately $2.33 million which was due June 2, 2006, and approximately $2.33 million which was due June 2, 2007. The failure to make each of those payments on the due date provided for under the Joint Venture Agreement resulted in technical defaults under the Joint Venture Agreement, although Dynacq received no notice of default or demand for this payment, and the Chinese government has not yet made $3.3 million of the payments due by it under the Joint Venture Agreement. The Company is negotiating for the sale by the government of its interest in the DeAn Joint Venture to a third party.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

August 31, 2007

16.	Quarterly Financial Data (reviewed)

	Quarters Ended
	November 30	February 28	May 31	August 31
2007
Revenues	$9,971,245	$9,281,163	$12,594,027	$10,999,386
Income (loss) from continuing operations	(694,656)	(138,706)	2,560,150	2,110,010
Discontinued operations, net of income taxes(1)	(308,460)	(941,680)	51,188	1,487,790
Extraordinary gain, net of income taxes	45,244	—	—	(15,400)
Net income (loss)	(957,872)	(1,080,386)	2,611,338	3,582,400 (2)
Basic income (loss) per common share:
Income (loss) from continuing operations	(0.04)	(0.01)	0.16	0.13
Net income (loss)	(0.06)	(0.07)	0.17	0.23
Diluted income (loss) per common share:
Income (loss) from continuing operations	(0.04)	(0.01)	0.16	0.13
Net income (loss)	(0.06)	(0.07)	0.17	0.22

2006
Revenues	$9,673,790	$8,338,667	$7,831,450	$10,145,407
Loss from continuing operations(3)	(540,002)	(689,790)	(397,298)	(1,491,548)
Discontinued operations, net of income taxes(1),(4)	(959,223)	(1,660,989)	(420,814)	(207,167)
Extraordinary gain, net of income taxes	—	—	—	431,199
Net loss	(1,499,225)	(2,350,779)	(818,112)	(1,267,516)
Basic and diluted loss per common share:
Loss from continuing operations	(0.04)	(0.05)	(0.03)	(0.10)
Net loss	(0.10)	(0.16)	(0.05)	(0.08)

(1)

Increase in income from discontinued operations, net of income taxes in the fourth quarter of fiscal 2007 is primarily due to a 65% increase in net patient service revenue compared to the third quarter which is attributable to an increase in inpatient cases, primarily bariatric surgeries, at our Baton Rouge Facility. In 2006, the assets related to discontinued operations had depreciation expense of $1,584,384. Depreciation expense for fiscal 2007 was $-0- in accordance with FASB 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

(2)	Net income rose sharply in the fourth quarter primarily due to an increase in net patient revenues compared to the first two quarters, and due to operating profits from the discontinued operations.
(3)

Loss from continuing operations is primarily due to decreased net patient revenue in the first three quarters of the year. The fourth quarter of fiscal year 2006 had increased loss from continuing operations due to a $1.5 million expense for class action lawsuit settlement.

(4)	Discontinued operations had a higher loss in the second quarter of fiscal year 2006 primarily due to lower net patient service revenues, with the costs and expenses not decreasing proportionately.

Dynacq Healthcare, Inc.

Schedule II—Valuation and Qualifying Accounts(1)

For the Years Ended August 31, 2007, 2006 and 2005

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(2)	Deductions(3)	Balance at End of Period
2007
Contractual allowances	$166,627,581	$228,711	$67,357,570	$(37,046,095)	$197,167,767
2006
Contractual allowances	$140,453,921	$417,123	$61,732,994	$(35,976,457)	$166,627,581
2005
Contractual allowances	$129,383,062	$371,619	$69,983,214	$(59,283,974)	$140,453,921

(1)	This schedule includes the contractual allowances related to the Company’s discontinued operations, since the related Accounts Receivable are not being sold.
(2)	The amounts charged to contractual allowance are 55%, 58% and 56% % of gross billed charges for fiscal years 2007, 2006 and 2005, respectively.
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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of August 31, 2007. Based on that evaluation, we believe that, as of August 31, 2007, our internal control over financial reporting is effective.

Subsequent to the evaluation and through the date of this filing of Form 10-K for fiscal year 2007, there have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls. Previously noted weaknesses have been corrected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

For information relating to the Directors and Executive Officers’ names, ages, principal occupations and other information refer to Item 1 under the caption “Directors and Executive Officers”.

Family Relationships

There are no familial relationships among the executive officers and directors.

Audit Committee

The Audit Committee consisted of Messrs. Gerace and Huber and Dr. Chu for the 2007 fiscal year. Each of the members of the Audit Committee is independent as defined by the National Association of Securities Dealers Marketplace Rules. The Board has determined that Mr. Gerace, who serves as the Chairman of the Audit Committee, qualifies as an “audit committee financial expert” as defined by the rules promulgated by the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received by us and on the representations of the reporting persons, we believe that except for Chiu M. Chan, Philip S. Chan and Alan A. Beauchamp who filed their respective Form 4 on July 2, 2007 for reporting stock options granted to them on June 22, 2007, and James G. Gerace who filed his Form 4 on May 4, 2007 for stock purchases during the period April 19, 2007 to May 3, 2007, these persons complied with all applicable filing requirements during the fiscal year ended August 31, 2007.

Code of Conduct and Ethics

The Company has adopted a Code of Conduct and Ethics applicable to its directors, officers and employees. A copy of the Company’s Code of Conduct and Ethics is available on our website at www.dynacq.com. The Company intends to post amendments to, or waivers from, its Code of Conduct and Ethics (to the extent applicable to its Chief Executive Officer or Chief Financial Officer) on its website. The Company’s website is not part of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Overview of Compensation Program

The Company’s Compensation Committee administers the compensation program for its executive officers and also determines compensation for directors. The Compensation Committee reviews and determines all executive officer compensation, administers the Company’s equity incentive plans (including reviewing and approving grants to its executive officers), makes recommendations to shareholders with respect to proposals related to compensation matters and generally consults with management regarding employee compensation programs.

The Compensation Committee’s charter reflects these responsibilities, and the Compensation Committee and the Board periodically review and, if appropriate, revise the charter. The Board determines the Compensation Committee’s membership. Messrs. Gerace and Votaw and Dr. Chu, each of whom is a non-employee independent director, comprise the Compensation Committee. The Compensation Committee may meet at regularly scheduled times during the year, and it may also hold specially scheduled meetings and take action by written consent. At Board meetings, the Chairman of the Compensation Committee reports on Compensation Committee actions and recommendations, with all discussions of executive compensation occurring in executive sessions of the Board.

The Company’s executive officers, each of whom are included in the Summary Compensation Table below, are Mr. Chiu M. Chan, Chief Executive Officer, President, and Chairman of the Board, Mr. Philip S. Chan, Vice President – Finance and Chief Financial Officer, and Mr. Alan A. Beauchamp, Executive Vice President and Chief Operating Officer. Throughout this Annual Report on Form 10-K, these individuals are sometimes referred to collectively as the “Named Executive Officers.”

Compensation Philosophy and Objectives

The Compensation Committee of the Board of Directors supervises our executive compensation. We seek to provide executive compensation that will support the achievement of our financial goals while attracting and retaining talented executives and rewarding superior performance. In performing this function, the Compensation Committee may review executive compensation surveys and other available information.

We seek to provide an overall level of compensation to our executives competitive within our industry and other companies of comparable size and complexity. Compensation in any particular case may vary from any industry average on the basis of annual and long-term performance as well as individual performance. The Compensation Committee will exercise its discretion to set compensation where in its judgment external, internal or individual circumstances warrant it. In general, we compensate our executive officers through a combination of base salary, annual incentive compensation in the form of cash bonuses and long-term incentive compensation in the form of stock options.

Base salary levels for our executive officers are set generally to be competitive in relation to the salary levels of executive officers in other companies within our industry or other companies of comparable size, taking into consideration the position’s complexity, responsibility and need for special expertise. In reviewing salaries in individual cases, the Compensation Committee also takes into account individual experience and performance.

We provide long-term incentive compensation through our 2000 Incentive Plan. The number of shares covered by any grant is generally determined by the then current stock price, subject in certain circumstances to vesting requirements. In special cases, however, grants may be made to reflect increased responsibilities or reward extraordinary performance.

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes all compensation decisions for the Named Executive Officers. The Company’s Chief Executive Officer works closely with the Compensation Committee on compensation matters. The Chief Executive Officer annually reviews the performance of each of the Named Executive Officers (other than the Chief Executive Officer, whose performance is reviewed by the Compensation Committee) and the compensation paid to those individuals during the past fiscal year, and makes recommendations regarding compensation to be paid to those individuals during the next fiscal year. The conclusions reached and recommendations based on these reviews, including those with respect to setting and adjusting base salary and stock option awards, are presented to the Compensation Committee. Following a review of these conclusions and recommendations, the Compensation Committee will make compensation decisions for these executives as it deems appropriate, including approving the Chief Executive Officer’s recommendations or modifying upward or downward any recommended awards to the Named Executive Officers. The Compensation Committee meets with the Chief Executive Officer annually to discuss his performance, but ultimately decisions regarding his compensation are made solely by the Compensation Committee based on its deliberations.

Named Executive Officer Compensation Components

For the fiscal year ended August 31, 2007, base salary, an annual cash incentive bonus opportunity and long-term equity incentive compensation were the principal components of compensation for the Named Executive Officers; however, as discussed below, no cash incentive bonuses were paid for fiscal 2007.

A significant portion of total compensation is comprised of base salary, which enables the Company to attract and retain talented executive management through the payment of reasonable current income. Long-term equity incentives, in the form of stock options which generally vest over a period of four years, also form a meaningful percentage of overall compensation which is tied directly to increases in the price of the Company’s common stock and also serves the goal of retaining key management. Finally, the annual cash incentive bonus, which historically has not been given due to losses incurred in prior years, provides additional current income to encourage better financial performance of the Company. In making decisions with respect to any element of a Named Executive Officer’s compensation, the Compensation Committee considers the total compensation that may be awarded to the executive. There is no pre-established target or formula for allocating among these three elements of compensation. Rather, the Compensation Committee strives to apportion a mix between cash and equity compensation to provide meaningful current income and to motivate the attainment of long-term value for our shareholders.

Base Salary

The Compensation Committee approves each Named Executive Officer’s base salary by considering the individual’s duties and responsibilities. In setting base salaries for the Named Executive Officers, the Compensation Committee undertakes an annual review in consultation with and based upon recommendations from the Chief Executive Officer. The Compensation Committee’s review includes, among other things, the functional and decision-making responsibilities of each position, the significance of the Named Executive Officer’s specific area of individual responsibility to the Company’s financial performance and achievement of overall goals and the experience and past performance and expected future contribution of each executive officer. Decisions regarding increases in salary also take into account the executive’s current salary. With respect to base salary decisions for the Chief Executive Officer, the Compensation Committee makes an assessment of Mr. Chiu M. Chan’s past performance as Chief Executive Officer and its expectations as to his future contributions to the Company, as well as the factors described above for the other Named Executive Officers, including evaluating his individual performance and the Company’s financial condition, operating results and attainment of strategic objectives. The Compensation Committee generally does not approve a material increase in base salary, absent a significant promotion or other significant change in responsibility of the executive officer. The Compensation Committee has not considered an increase in base salaries for fiscal 2008 for the Named Executive Officers.

Long-Term Equity Incentive Compensation

The Company’s long-term equity incentive compensation program provides an opportunity for the Named Executive Officers to increase their stake in the Company through grants of options to purchase shares of Dynacq’s Common Stock and encourages the Named Executive Officers to manage Dynacq from the perspective of an owner with an equity stake in the business. Each grant allows the executive to acquire shares of common stock at an exercise price equal to the closing price of our common stock on the grant date over a specified period of time not to exceed 10 years. Generally, the options become exercisable in a series of installments over a four-year period, contingent upon the executive officer’s continued employment with the Company. Accordingly, the option grant will provide a positive return to the executive officer only if he or she remains employed by the Company during the vesting period, and then only if the market price of the shares appreciates over the option term.

The Compensation Committee’s grant of stock options to the Named Executive Officers is entirely discretionary, subject to any limitations set by the 2000 Incentive Plan. Decisions by the Compensation Committee regarding grants of stock options to the Named Executive Officers (other than the Chief Executive Officer) are generally made based upon the recommendation of the Chief Executive Officer, and include the consideration of the executive officer’s current position with the Company, the executive officer’s past and expected future performance and the other factors discussed in the determination of base salaries. In addition, the Compensation Committee considers the number of outstanding and previously granted options of the executive, as well as the other components of his total compensation in determining the appropriate grant. In fiscal 2007, all of the Named Executive Officers were granted options to purchase shares of Dynacq’s common stock which vest in equal annual amounts over a four-year period. The exercise price of the options granted to the Chief Executive Officer was 110% of the closing price of our common stock on the grant date; the exercise price of the options granted to the remaining Named Executive Officers was equal to the market value of the common stock on the date of grant.

The Company generally has approved grants of stock options in specific amounts as part of an executive officer’s initial employment with the Company. The Company does not have any program or practice to time annual or other grants of stock options in coordination with the release of material non-public information or otherwise.

Annual Cash Bonus

There is no pre-established target or formula for payments of cash bonuses to the Named Executive Officers. The purpose of the cash incentive bonus is to provide incentives to those employees who have the ability to impact operating performance to address and achieve annual performance goals and to participate in the Company’s growth and profitability. Distributions of awards of cash bonuses to employees, including the Named Executive Officers, are determined by the Compensation Committee, which considers the recommendations of the Chief Executive Officer for all employees other than himself. The bonus payable to the Chief Executive Officer is based solely upon Compensation Committee deliberations. No bonuses were paid for fiscal 2007 to employees, including the Named Executive Officers.

Other Compensation and Benefits

Named Executive Officers receive additional compensation in the form of vacation time, medical insurance, 401(k) Plan matching contributions, life insurance premiums up to a maximum of one year’s salary, and other benefits generally available to all of the Company’s full time employees.

Compliance with Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for annual compensation over $1.0 million paid to the Chief Executive Officer and certain other highly compensated executive officers. Generally, the Code excludes from the calculation of the $1.0 million cap compensation that is based on the attainment of pre-established, objective performance goals. Where practicable, it is the Compensation Committee’s policy to establish compensation practices that are both cost-efficient from a tax standpoint and effective as a compensation program. The Compensation Committee considers it important to be able to utilize the full range of incentive compensation tools, even though some compensation may not be fully deductible. However, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, no assurance can be given, notwithstanding the Company’s efforts, that compensation intended by the Company to satisfy the requirements for deductibility under Section 162(m) will in fact do so.

Compensation Committee Report

The following Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.

The Compensation Committee has reviewed and discussed the Company’s Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Company’s Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Members of the Compensation Committee:

James G. Gerace

Earl R. Votaw

Ping S. Chu

Compensation of Named Executive Officers

Summary Compensation Table-Fiscal 2007

Name and Principal Position	Fiscal Year	Salary	Option Awards(1)	All Other Compensation(2)	Total
Chiu M. Chan, Chief Executive Officer	2007	$180,000	$10,369	$12,725	$203,094

Philip S. Chan, Chief Financial Officer	2007	$180,000	$10,626	$1,681	$192,307

Alan A. Beauchamp, Chief Operating Officer	2007	$150,000	$10,626	$276	$160,902

(1)

Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended August 31, 2007, in accordance with FAS 123(R), without taking into account an estimate of forfeitures of stock option grants. Assumptions used in the calculation of these amounts are included in footnote 8 to the Company’s audited financial statements for the fiscal year ended August 31, 2007 included in Item 8 of this Form 10-K. There were no forfeitures during fiscal 2007. Additional information regarding these stock options awarded to the Named Executive Officers in fiscal 2007, including the grant date fair value of such stock options, is set forth in the “Grants of Plan-Based Awards — Fiscal 2007” table below.

(2)

Represents amounts paid by the Company for life insurance premium and employer’s contribution to the Company’s 401(k) plan. It also includes club membership fees of $11,044 paid on behalf of Mr. Chiu M Chan.

Grants of Plan-Based Awards — Fiscal 2007

There were no non-equity incentive plan awards to the Named Executive Officers in fiscal year 2007. The following table sets forth certain information concerning grants of awards to the Named Executive Officers pursuant to the Company’s equity incentive plans in the fiscal year ended August 31, 2007.

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Stock Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock Option
Name	Grant date	Threshold	Target	Maximum	or units	Options(1)	($/share)	Awards(2)
Chiu M. Chan	06/22/07	—	—	—	—	100,000	$2.75	$165,910
Philip S. Chan	06/22/07	—	—	—	—	100,000	$2.50	$170,012
Alan A. Beauchamp	06/22/07	—	—	—	—	100,000	$2.50	$170,012

(1)	All options to purchase shares of Dynacq’s common stock granted under Dynacq’s 2000 Incentive Plan. Each grant vests 25% over the first four years from the date of grant.
(2)	Represents the grant date fair value computed in accordance with FAS 123(R).

Outstanding Equity Awards at Fiscal Year-End — 2007

The following table sets forth certain information regarding equity-based awards held by the Named Executive Officers as of August 31, 2007.

	Option Awards
	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable(1)	Options	Price	Date
Chiu M. Chan	—	100,000	—	$2.75	06/22/13
Philip S. Chan	197,500	—	—	$4.44	12/05/10
	—	100,000	—	$2.50	06/22/13
Alan A. Beauchamp	100,000	—	—	$5.00	01/20/15
	—	100,000	—	$2.50	06/22/13

(1)	Vests in four annual installments beginning on June 22, 2008.

Option Exercises — Fiscal 2007

No stock options were exercised by, and no stock vested for, any of the Named Executive Officers in the fiscal year ended August 31, 2007.

Potential Payments upon Termination or Change-in-Control

The Named Executive Officers do not have employment agreements with the Company and are all employed on an “at will” basis. The Company does not have arrangements with any of its Named Executive Officers providing for additional benefits or payments in connection with a termination of employment, change in job responsibility or change-in-control. Grants of stock options to all employees eligible to receive such grants under the Company’s 2000 Incentive Plan vest immediately in the event of a change in control; therefore, no separate disclosure is presented herein with respect to the acceleration of stock options held by the Named Executive Officers upon a change of control under the terms of this stock option plan.

Compensation of Directors

The Company’s Compensation Committee recommends director compensation to the Board. Messrs. Chiu M. Chan and Philip S. Chan receive compensation only as officers of Dynacq. For fiscal 2007 each of the independent directors was paid a stipend of $2,000 per month, except that the Chairman of the Audit Committee was paid a stipend of $2,500 per month, for his service to the Board and the Committees on which he serves.

The following table sets forth certain information regarding the compensation paid to the Company’s non-employee directors for their service during the fiscal year ended August 31, 2007.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Stephen L. Huber	$24,000	—	$24,000

Earl R. Votaw	$24,000	—	$24,000

Ping S. Chu	$24,000	—	$24,000

James G. Gerace	$30,000	—	$30,000

Compensation Committee Interlocks and Insider Participation

The Compensation Committee, which recommends compensation levels for our chief executive officer and is authorized to consider and make grants of options pursuant to any approved stock option plan and to administer such plan, is comprised of Messrs. Gerace and Votaw and Dr. Chu. None of these members have been an officer or employee of Dynacq or any of its subsidiaries. There are no interlocking relationships between members of the Compensation Committee and the compensation committees of other companies’ board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 31, 2007, information with respect to shares beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (b) each of our directors and Named Executive Officers, and (c) all current directors and executive officers as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, some shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within sixty days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investing power with respect to all shares of common stock shown as beneficially owned by them.

	Shares Beneficially Owned As Of October 31, 2007
Beneficial Owner(1)	Number Of Shares		Percent Of Class(2)
Chiu M. Chan	8,603,131	(3)	54.14%
Philip S. Chan	521,589	(4)	3.24%
Earl R. Votaw	38,683		*
Ping S. Chu	266,973	(5)	1.68%
James G. Gerace	20,000		*
Alan A. Beauchamp	100,000	(6)	*
Stephen L. Huber	—		—

All directors and executive officers as a group (7 persons)	9,550,376	(7)	58.99%

(1)	The address for each named person is 10304 Interstate 10 East, Suite 369, Houston, Texas 77029.
(2)	Based on 15,891,557 shares outstanding as of October 31, 2007.
(3)

Includes 1,610,205 shares held by Mr. Chan’s spouse and 204,811 shares held by Mr. Chan’s son. Since Mr. Chan has voting power with respect to 54.14% of the Company’s outstanding common stock, he controls the outcome of any matter requiring the vote of a majority of the outstanding shares to approve.

(4)	Includes 197,500 shares underlying options, which are currently exercisable.
(5)	Includes 404 shares held by one of Dr. Chu’s daughters and 404 shares held by another of Dr. Chu’s daughters.
(6)	Consists of options to purchase 100,000 shares of common stock, which are currently exercisable.
(7)	Includes 297,500 shares of common stock underlying options, which are currently exercisable.
*	Indicates ownership of less than 1%.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information as of October 31, 2007, with respect to all of the Company’s equity compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in first column)
Plans approved by shareholders	2,103,000	$3.74	1,807,508
Plans not approved by shareholders	—	—	—

Total	2,103,000	$3.74	1,807,508

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Six members of Mr. Chiu Chan’s immediate family (four brothers-in-law and two sisters-in-law) are employed by the Company or its subsidiaries. Such family members received an aggregate of $325,408 in compensation from the Company or its subsidiaries in fiscal year 2007.

Two members of Mr. Philip Chan’s immediate family (his sister and a sister-in-law) are employed by the Company or its subsidiaries. Such family members received an aggregate of $115,999 in compensation from the Company or its subsidiaries in fiscal year 2007.

During fiscal year 2005, the Company entered into an agreement with Redwood Health Corporation (“Redwood”), to furnish physicians to provide in-house emergency medical coverage for Vista Medical Center Hospital, its Pasadena Facility, during the weekend hours and weekday nights at an hourly rate of $75. The Company’s Chief Executive Officer’s son who is a physician is an affiliate of Redwood. The Company paid $433,500 for such services to Redwood in fiscal 2007. Management, as well as the Audit Committee that approved the agreement, believes that the hourly rate being paid is consistent with comparable in-house emergency medical coverage rates available in the area.

The Company leases approximately 7,250 square feet of office space under an 8-year lease dated September 1, 2003. The Company paid $1,286 per month for the first year of the lease and pays $6,525 per month for the remainder of the lease term. The lessor of the office space is Capital Bank, of which Mr. Earl Votaw, one of the Company’s directors, is a director. Management believes that the lease rate being paid is consistent with comparable commercial rates available in the area.

Director Independence

Each of Messrs. Gerace, Huber and Votaw and Dr. Chu is independent as defined by the National Association of Securities Dealers Marketplace Rules. Each such person is also considered to be independent under the independence standards for the committee on which he serves. For fiscal 2007 there were no transactions, relationships or arrangements with any of the independent directors not disclosed above that were considered by the Board of Directors under the applicable independence definitions in determining that the director was independent.

Item 14.	Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by the independent registered public accounting firm for the audit of the Company’s annual financial statements, fees for audit-related services, tax services and all other services.

	2007	2006
Audit Fees	$268,783	$184,026
Audit Related Fees	—	—
Tax–Related Fees	$13,568	$38,865
All Other Fees	—	—

Audit Fees

Audit Fees for the fiscal years ended August 31, 2007 and 2006 represent the aggregate fees billed for professional services rendered by Killman, Murrell & Company, P.C. (“KMC”) for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

There were no Audit Related Fees for the fiscal years ended August 31, 2007 and 2006.

Tax-Related Fees

Tax-Related Fees represents the aggregate fees billed for professional services rendered for the fiscal years ended August 31, 2007 and 2006 by KMC for income tax return preparation and tax compliance.

All Other Fees

There were no All Other Fees for the fiscal years ended August 31, 2007 and 2006.

Audit Committee Pre-Approval Policies and Procedures

All audit and non-audit services performed by the independent certified public accountants are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee’s charter provides that the Audit Committee may delegate to any of its members the authority to pre-approve any services performed by the independent certified public accountants, provided that such approval is presented to the Audit Committee at its next scheduled meeting. All of the audit-related, tax and all other services described above were pre-approved by the full Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 41 of this Report.

(a)(2) Financial Statement Schedule: See Schedule II on Page 70 of this Report.

(a)(3) Exhibits. The following exhibits are to be filed as part of the annual report:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 3.1	Certificate of Incorporation.

Exhibit 3.2	Bylaws.

+Exhibit 10.1	The Company’s Year 2000 Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company’s Definitive Proxy Statement on Schedule 14A filed August 9, 2000.

Exhibit 10.2	Credit and Security Agreement dated May 27, 2005, between the Company and Merrill Lynch Business Financial Services, Inc., as a lender and as administrative agent for the lender parties thereto, incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 1, 2005.

Exhibit 10.3	Shanghai Assignment Agreement for Use Right of State-owned Land dated May 16, 2005, between Shanghai Jia Ding District Housing and Land Administrative Bureau and Shanghai DeAn Hospital (English translation), incorporated by reference to Exhibit 10.3 to the Form 10-Q for the fiscal quarter ended May 31, 2005.

Exhibit 10.4	Shanghai Land Confiscation & Relocation Compensation Agreement dated May 16, 2005, between Shanghai Jia Ding District Housing and Land Administration Bureau and Shanghai DeAn Hospital (English translation), incorporated by reference to Exhibit 10.4 to the Form 10-Q for the fiscal quarter ended May 31, 2005.

Exhibit 10.5	Stock Purchase and Subscription Agreement between the Company and the subscribers thereto, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the fiscal quarter ended May 31, 2006.

Exhibit 10.6	Form of Indemnification Agreement with various officers and directors of the Company, incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2004.

Exhibit 10.7	Purchase and Sale Agreement between Vista Holdings, LLC and the State of Louisiana dated November 8, 2007.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Exhibit 21.1	Listing of subsidiaries.

Exhibit 23.1	Consent of Killman, Murrell and Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynacq Healthcare, Inc.

Date: November 13, 2007	By:	/s/ Chiu M. Chan
Chiu M. Chan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chiu M. Chan	Chairman of the Board, CEO and President	November 13, 2007
Chiu M. Chan (Principal Executive Officer)

/s/ Philip S. Chan	Director, Vice President - Finance, CFO, and Treasurer	November 13, 2007
Philip S. Chan (Principal Financial and Accounting Officer)

/s/ Stephen L. Huber	Director	November 13, 2007
Stephen L. Huber

/s/ Ping S. Chu	Director	November 13, 2007
Ping S. Chu

/s/ James G. Gerace	Director	November 13, 2007
James G. Gerace

/s/ Earl R. Votaw	Director	November 13, 2007
Earl R. Votaw

EXHIBIT INDEX

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 3.1	Certificate of Incorporation.

Exhibit 3.2	Bylaws.

+Exhibit 10.1	The Company’s Year 2000 Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company’s Definitive Proxy Statement on Schedule 14A filed August 9, 2000.

Exhibit 10.2	Credit and Security Agreement dated May 27, 2005, between the Company and Merrill Lynch Business Financial Services, Inc., as a lender and as administrative agent for the lender parties thereto, incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 1, 2005.

Exhibit 10.3	Shanghai Assignment Agreement for Use Right of State-owned Land dated May 16, 2005, between Shanghai Jia Ding District Housing and Land Administrative Bureau and Shanghai DeAn Hospital (English translation), incorporated by reference to Exhibit 10.3 to the Form 10-Q for the fiscal quarter ended May 31, 2005.

Exhibit 10.4	Shanghai Land Confiscation & Relocation Compensation Agreement dated May 16, 2005, between Shanghai Jia Ding District Housing and Land Administration Bureau and Shanghai DeAn Hospital (English translation), incorporated by reference to Exhibit 10.4 to the Form 10-Q for the fiscal quarter ended May 31, 2005.

Exhibit 10.5	Stock Purchase and Subscription Agreement between the Company and the subscribers thereto, incorporated by reference to Exhibit 10.1 to the Form 10-Q for the fiscal quarter ended May 31, 2006.

Exhibit 10.6	Form of Indemnification Agreement with various officers and directors of the Company, incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2004.

Exhibit 10.7	Purchase and Sale Agreement between Vista Holdings, LLC and the State of Louisiana dated November 8, 2007.

Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Exhibit 21.1	Listing of subsidiaries.

Exhibit 23.1	Consent of Killman, Murrell and Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.