Form 10-Q
period 2007-11-30
DYNACQ HEALTHCARE INC
filed 2008-01-10
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

As of January 7, 2008, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 15,898,057.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have reviewed the accompanying consolidated balance sheet of Dynacq Healthcare, Inc., as of November 30, 2007, and the related consolidated statements of operations and cash flows for the three-month periods ended November 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with United States of America generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dynacq Healthcare, Inc., as of August 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated November 6, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Killman, Murrell & Company, P.C.

Killman, Murrell & Company, P.C.

Houston, Texas

January 7, 2008

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	November 30, 2007	August 31, 2007
	(Reviewed)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$7,321,137	$5,436,787
Restricted cash	4,388,857	4,388,857
Current portion of accounts receivable, net of contractual allowances of approximately $89,332,000 and $68,187,000 at November 30, 2007 and August 31, 2007, respectively	13,827,745	10,526,365
Accounts receivable—other	11,771	17,704
Inventories	2,340,050	2,187,486
Prepaid expenses	318,291	430,391
Deferred tax assets	1,007,432	1,057,931
Income taxes receivable	1,493,069	1,519,138

Total current assets	30,708,352	25,564,659
Assets held for sale	11,453,023	13,187,738
Property and equipment, net	19,620,419	19,956,711
Long-term portion of accounts receivable, net of contractual allowances of approximately $117,184,000 and $128,981,000 at November 30, 2007 and August 31, 2007, respectively	18,138,899	19,911,300
Other assets	247,452	274,553

Total assets	$80,168,145	$78,894,961

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	November 30, 2007	August 31, 2007
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,697,486	$4,135,364
Accrued liabilities	5,730,246	5,653,672
Notes payable	5,305,964	7,526,181
Current portion of capital lease obligation	9,835	9,644
Current taxes payable	1,175,091	534,425

Total current liabilities	15,918,622	17,859,286
Non-current liabilities:
Long-term portion of note payable	614,014	731,401
Long-term portion of capital lease obligation	15,480	18,012
Deferred tax liabilities	858,282	426,327

Total liabilities	17,406,398	19,035,026

Minority interests	571,853	599,015

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 15,898,057 and 15,843,557 shares issued at November 30, 2007 and August 31, 2007, respectively	15,898	15,844
Additional paid-in capital	14,267,337	13,829,616
Accumulated other comprehensive income	276,889	219,520
Retained earnings	47,629,770	45,195,940

Total stockholders’ equity	62,189,894	59,260,920

Total liabilities and stockholders’ equity	$80,168,145	$78,894,961

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Reviewed)

	Three months ended November 30,
	2007	2006
Net patient service revenue	$13,842,318	$9,971,245

Costs and expenses:
Compensation and benefits	3,356,310	2,804,056
Medical services and supplies	2,716,391	2,228,875
Other operating expenses	3,701,409	4,885,022
Depreciation and amortization	536,795	653,529

Total costs and expenses	10,310,905	10,571,482

Operating income (loss)	3,531,413	(600,237)

Other income (expense):
Rent and other income	126,394	31,775
Interest income	7,064	14,396
Interest expense	(72,194)	(120,696)

Total other income (expense), net	61,264	(74,525)

Income (loss) before income taxes, minority interests and extraordinary gain	3,592,677	(674,762)
Minority interest in earnings	(35,363)	(19,894)

Income (loss) before income taxes	3,557,314	(694,656)
Provision for income taxes	(1,377,428)	—

Income (loss) from continuing operations	2,179,886	(694,656)
Income (loss) from discontinued operations, net of income taxes	253,944	(308,460)
Extraordinary gain, net of $-0- income tax expense	—	45,244

Net income (loss)	$2,433,830	$(957,872)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.14	$(0.04)
Income (loss) from discontinued operations, net of income taxes	0.01	(0.02)
Extraordinary gain, net of income tax expense	—	—

Net income (loss)	$0.15	$(0.06)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.13	$(0.04)
Income (loss) from discontinued operations, net of income taxes	0.01	(0.02)
Extraordinary gain, net of income tax expense	—	—

Net income (loss)	$0.14	$(0.06)

Basic average common shares outstanding	15,871,807	15,740,711

Diluted average common shares outstanding	16,674,017	15,740,711

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Three months ended November 30,
	2007	2006
Cash flows from operating activities
Net income (loss)	$2,433,830	$(957,872)
Less (income) loss from discontinued operations, net of income taxes	(253,944)	308,460

Net income (loss) before discontinued operations	2,179,886	(649,412)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary gain, net of tax	—	(45,244)
Depreciation and amortization	536,795	653,529
Gain on sale of assets	(28,455)	—
Deferred income taxes	447,404	—
Minority interests	35,363	19,894
Charge for stock options to employees	124,425	—
Income tax benefit for employees’ exercise of incentive stock options	46,300	—
Changes in operating assets and liabilities:
Restricted cash	—	469,000
Accounts receivable	(1,528,979)	174,977
Inventories	(152,564)	53,645
Prepaid expenses	112,100	135,498
Income taxes receivable	26,069	—
Other assets	30,701	(3,930)
Accounts payable	(443,788)	(1,019,954)
Accrued liabilities	76,574	1,565,641
Income taxes payable	640,666	—

Cash provided by continuing activities	2,102,497	1,353,644
Cash provided by (used in) discontinued activities	253,944	(294,389)

Net cash provided by operating activities	2,356,441	1,059,255

Cash flows from investing activities
Purchase of property and equipment	(107,486)	(54,234)
Proceeds from sale of assets	1,788,317	—
Purchase of accounts receivable – other	—	(312,449)
Collections on purchased accounts receivable – other	—	37,179

Cash provided by (used in) continuing activities	1,680,831	(329,504)
Cash used in discontinued activities	(23,414)	—

Net cash provided by (used in) investing activities	1,657,417	(329,504)

Cash flows from financing activities
Principal payments on notes payable	(2,337,604)	(1,136,005)
Purchase of minority interest	(62,525)	(119,000)
Payments on capital lease	(2,341)	—
Proceeds from exercise of stock options	267,050	—

Cash used in continuing activities	(2,135,420)	(1,255,005)
Cash used in discontinued activities	—	(38,508)

Net cash used in financing activities	(2,135,420)	(1,293,513)

Effect of exchange rate changes on cash	5,912	9,477

Net increase (decrease) in cash and cash equivalents	1,884,350	(554,285)
Cash at beginning of period	5,436,787	3,382,332

Cash at end of period	$7,321,137	$2,828,047

Continued.

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$117,999	$128,764

Income taxes	$400,000	$—

Non cash investing and financing activities:
Land cost from foreign currency gains	$(83,656)	$(57,789)
Foreign currency gains	83,656	57,789

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

November 30, 2007

(reviewed)

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $1.5 million and $2.9 million for the quarters ended November 30, 2007 and 2006, respectively. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2007. Operating results for the quarter ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

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

General

As of November 30, 2007, the Company operated one facility each in the Houston metropolitan area (Pasadena Facility), Dallas-Fort Worth area (Garland Facility) and in Baton Rouge (Baton Rouge Facility). Dynacq also owns a 70% equity interest in a joint venture formed under the laws of the Peoples Republic of China (the “DeAn Joint Venture”) to construct, own, and operate a hospital in Shanghai, China. The DeAn Joint Venture is currently negotiating a contract for the construction of the hospital, including obtaining governmental approval of the size and scope of services of the hospital.

Assets Held for Sale

During the quarter ended February 28, 2007, the Company sold its West Houston Facility. In May 2007, the Company signed an earnest money contract for sale of land in The Woodlands, Texas, and the sale was completed in September 2007. The Company entered into a Purchase and Sale Agreement (the “Sale Agreement”) for the sale of assets related to its Baton Rouge Facility on November 8, 2007, and the sale was subsequently completed in the second quarter of fiscal year 2008. The assets related to these facilities have been classified as “Assets held for sale”.

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

Stock Based Compensation

The Company’s 2000 Incentive Plan (the “Plan”) provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the Plan. As of November 30, 2007, there remain 1,896,508 shares which can be issued under the Plan, after giving effect to stock splits and shares issued under the Plan. All awards previously granted to employees under the Plan have been stock options, primarily intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code. The Plan also permits stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

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

The Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares, and all of the terms of the awards. The Company may at any time amend or terminate the Plan. However, no amendment that would impair the rights of any participant with respect to outstanding grants can be made without the participant’s prior consent. Stockholder approval of an amendment to the Plan is necessary only when required by applicable law or stock exchange rules.

For the quarter ended November 30, 2007, there were no equity-based compensation awards granted. Generally, options granted become exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after five to ten years. The following table summarizes the stock option activities for the quarter ended November 30, 2007 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1)
Outstanding, August 31, 2007	2,151	$3.77	—	$6,053,359
Granted	—	—	—	—
Exercised	(55)	4.90	—	63,585
Expired or canceled	(89)	2.74	—	—

Outstanding, November 30, 2007	2,007	$3.78	—	$1,871,425

(1)

These amounts represent the difference between the exercise price and $4.05, the closing price of Dynacq common stock on November 30, 2007 as reported on the NASDAQ stock market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dynacq common stock on the date of exercise.

For the quarter ended November 30, 2007 and 2006, the Company received $267,050 and $-0-, respectively, for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $46,300 and $-0- for the quarter ended November 30, 2007 and 2006, respectively.

The following summarizes information related to stock options outstanding at November 30, 2007, and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 2.50 – 2.75	1,223	5.6	$2.52	—	$—
$ 4.44 – 5.00	683	5.8	4.78	683	4.78
$12.25	101	0.5	12.25	101	12.25

Total	2,007	5.4	$3.78	784	$5.75

Additional information relating to the Plan at November 30, 2007 and August 31, 2007 is as follows (in thousands):

	November 30, 2007	August 31, 2007
Options exercisable	784	847
Options available for grant and reserved common stock shares for stock option plans	1,897	1,808

For the quarter ended November 30, 2007 and 2006, stock-based compensation expense associated with the Company’s stock options was $124,425 and $-0-, respectively. The total unrecognized compensation expense for outstanding stock options as of November 30, 2007 was $1.7 million, and will be recognized, in general, over 3.5 years. The weighted average number of years to recognize the compensation expense is 1.8 years.

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

The Company has recorded additional revenue of $682,000 during the quarter ended November 30, 2007 related to amounts collected on accounts receivable with dates of service prior to May 1, 2002. These amounts were fully reserved for.

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

Contractual Allowance

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis by operating facility. This ratio of cash collections to billed services is then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for the three months ended November 30, 2007 and 2006:

	2007	2006
Gross billed charges	$30,031,187	$25,955,341
Contractual allowance	16,188,869	15,984,096

Net revenue	$13,842,318	$9,971,245

Contractual allowance percentage	54%	62%

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. The estimated accounts receivable not expected to be collected within twelve months of the balance sheet date have been shown as long-term receivables and represent accounts receivable in the Medical Dispute Resolution (“MDR”) process and legal third-party financial class (“LTP”). The contractual allowance is provided as revenue is recognized. At each balance sheet date management reviews the accounts receivable for collectibility. For each operating facility, the historical cash collection percentage (based on cash collections for the last twelve months) of each financial class, except MDR and LTP, is calculated by each aging bucket. These aging bucket specific percentages are then applied to the accounts receivable at each balance sheet date for each aging bucket and financial class to estimate the amount of accounts receivable management expects to collect. All accounts receivable over five months from date of service, except for MDR and LTP, are valued at zero in this balance sheet analysis. Accounts receivable related to MDR and LTP are estimated at 28% collectibility in our balance sheet analysis irrespective of the age of the accounts receivable. The Company initially receives an average 30 to 35% of gross billed charges either upon filing the insurance claim, or after filing a request for reconsideration to the insurance company. The Company applies these payments received to the gross accounts receivable, but does not adjust the balance on the account. The Company expects to collect on an average an additional 28% of the remaining MDR balance. The MDR accounts receivable are written off only after all collection efforts have failed, including the appeals process of MDR which may take several years. If after the review management believes certain receivables are uncollectible, the receivables are written down to the expected collectible amount. However, if the estimated amount to be collected is greater than the net accounts receivable as of the balance sheet date, no adjustment is made to accounts receivable (i.e. no additional revenue is booked), due to the length of time it takes to ultimately settle the MDR accounts receivable and the current uncertainty associated with such settlements.

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

Due to a number of factors outside the Company’s control, including changes in the Company’s reimbursement collection experience associated with potential changes in the reimbursement environment in which the Company operates, it is possible that management’s estimates of patient service revenues could change, which could have a material impact on the Company’s revenue and profitability in the future. It is very difficult for management to quantify with accuracy any reasonably likely effects that a change in estimate could have on the Company’s financial position and results of operations. However, management believes that the most reasonably likely effects that a change in estimate could have on the Company’s financial position and results of operations would be for the Company to collect amounts on accounts receivable greater than what is recorded on the books at November 30, 2007. The amount of such additional collections could range from zero to an amount that could approach $75 million, which represents the ultimate amount that the Company could collect on its MDR accounts receivable as of November 30, 2007 if all were settled in the Company’s favor. In accordance with the Company’s revenue recognition policy, accounts receivable are not written up to amounts ultimately expected to be collected until management can demonstrate that collections on an identifiable group of accounts are more than the revenue which was recorded on the identified group of accounts. Amounts are not written up to management’s estimated amounts due to the length of time it takes to ultimately settle the MDR accounts receivable and the current uncertainty associated with such settlements. Any change in this estimate would impact revenues in the statement of operations and cash in the statement of financial position.

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

Discontinued Operations

In 2006, the Company decided to sell the assets related to the Baton Rouge and West Houston Facilities, since those operations were not core to our long-term objectives, and are not performing consistently with the expectations the Company had for them at the time the investments were made. The Company also made the decision to sell its land in The Woodlands, Texas, since it no longer intended to build on that site. During the second quarter of fiscal year 2007, the Company sold its West Houston Facility. In May 2007, the Company signed an earnest money contract for sale of the land in The Woodlands, Texas, and the sale was subsequently completed in September 2007. The Company entered into the Sale Agreement for the sale of assets related to its Baton Rouge Facility on November 8, 2007, and the sale was completed in the second quarter of fiscal year 2008.

The Company has accounted for its Baton Rouge and West Houston Facilities as discontinued operations, and has reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to the Company’s discontinued operations for the three months ended November 30, 2007 and 2006 is as follows:

	2007	2006
Net patient service revenue	$3,576,591	$2,522,319
Costs and expenses	(3,166,721)	(2,864,016)
Other income	1,898	33,237

Income (loss) before income taxes	411,768	(308,460)
Provision for income taxes	(157,824)	—

Income (loss) from discontinued operations, net of income taxes	$253,944	$(308,460)

Minority Interests

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 1% to 7% at November 30, 2007).

Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended November 30, 2007 and 2006 is as follows:

	2007	2006
Net income (loss)	$2,433,830	$(957,872)
Foreign currency translation adjustment, net of taxes of $35,050 and $-0-, respectively	57,369	67,266

Comprehensive income (loss)	$2,491,199	$(890,606)

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

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our facility’s fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Revenue Recognition – Accounts Receivable, as well as Business – Government Regulation – Texas and Louisiana Workers’ Compensation Systems and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue Recognition – Accounts Receivable in our Form 10-K for the fiscal year ended August 31, 2007, for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Such forward-looking statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the risks and uncertainties described in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2007. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You must read the following discussion of the results of our business and our operations and financial condition in conjunction with our reviewed consolidated financial statements, including the notes, included in this quarterly report on Form 10-Q and our audited consolidated financial statements, including the notes, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

Executive Summary

Update on Spinoff

On August 10, 2007, Dynacq’s Board of Directors determined that it would be in the best interests of the shareholders to separate the domestic operations of the Company from its investment in the DeAn Joint Venture to design, construct, own and operate the China Project by a spinoff of the domestic operations into a separate company to be owned by Dynacq shareholders (the “Spinoff”). At the present time, management believes the Spinoff should be accomplished only after some additional progress has been made on the China Project, hence the Spinoff is being delayed.

The DeAn Joint Venture is continuing to negotiate a contract for the construction of the hospital in Shanghai, including obtaining governmental approval of the size and scope of services of the hospital. The Company is also negotiating for the sale of the government’s interest in the DeAn Joint Venture to a third party. In addition, Dynacq may explore opportunities to operate and own majority controlling interests in other hospitals throughout China. The acquisition or construction of hospitals outside Shanghai will require the Company to apply for hospital licenses from both the central and local governments, an application process in which the Company has experience.

Update on Assets Held for Sale

In 2006, the Company made the decision to sell the assets related to its Baton Rouge and West Houston Facilities and its land in The Woodlands, Texas. During the fiscal year ended August 31, 2007, the Company sold its West Houston Facility. In May 2007, the Company signed an earnest money contract for sale of the land in The Woodlands, Texas, and the sale was completed in September 2007. The net proceeds and gain on sale of land in The Woodlands, Texas were $1.8 million and $28,000, respectively. The Company entered into the Sale Agreement for the sale of assets related to its Baton Rouge Facility on November 8, 2007, and the sale was completed in the second quarter of fiscal year 2008. The net proceeds and gain on sale of the assets related to the Baton Rouge Facility were $16.5 million and $3.6 million, respectively. The assets related to these facilities have been classified as “Assets held for sale”.

Net Patient Service Revenues

Net patient service revenues increased $3,871,073, or 39%, from the first fiscal quarter of 2007, primarily as a result of increase in the number of inpatient cases. Overall, there were 30, or 4%, more cases performed in the current fiscal quarter than in the same quarter of the prior year. An increase of 106 bariatric cases, or 207%, over the same quarter of the prior year resulted in the increase in net patient service revenue.

Costs and Expenses

Costs and expenses decreased $260,577, or 2%, primarily due to a decline in other operating expenses, being partially offset by increased compensation and benefits and medical services and supplies expenses due to an increase in the number of cases.

Accounts Receivable

Our accounts receivable are larger and older than those of typical healthcare companies because of our pursuit of additional reimbursements through the MDR process. Please see Accounts Receivable in our Notes to Consolidated Financial Statements, as well as Accounts Receivable in our Form 10-K for the fiscal year ended August 31, 2007 for a more complete discussion. The delays caused by the unexpected and extended reimbursement process have increased our collection costs, including legal fees and expenses associated with collection and reimbursement activities.

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended November 30, 2007. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2007.

Results of Operations

	Three months ended November 30,
	2007	Percentage	2006	Percentage
Net patient service revenue	$13,842,318	100%	$9,971,245	100%

Costs and expenses:
Compensation and benefits	3,356,310	24	2,804,056	28
Medical services and supplies	2,716,391	20	2,228,875	22
Other operating expenses	3,701,409	27	4,885,022	49
Depreciation and amortization	536,795	4	653,529	7

Total costs and expenses	10,310,905	74	10,571,482	106

Operating income (loss)	3,531,413	26	(600,237)	(6)
Other income (expense), net	61,264	—	(74,525)	(1)
Minority interest in earnings	(35,363)	—	(19,894)	—

Income (loss) before income taxes	3,557,314	26	(694,656)	(7)
Provision for income taxes	(1,377,428)	(10)	—	—

Income (loss) from continuing operations	2,179,886	16	(694,656)	(7)
Income (loss) from discontinued operations, net of income taxes	253,944	2	(308,460)	(3)
Extraordinary gain, net of $-0- income tax expense	—	—	45,244	—

Net income (loss)	$2,433,830	18%	$(957,872)	(10)%

Operational statistics (Number of medical procedures) :
Inpatient:
Bariatrics	157		51
Orthopedics	66		111
Other	35		8

Total inpatient procedures	258		170
Outpatient:
Orthopedics	102		113
Other	354		401

Total outpatient procedures	456		514

Total procedures	714		684

Three Months Ended November 30, 2007 Compared to the Three Months Ended November 30, 2006

Net patient service revenue increased by $3,871,073, or 39%, from $9,971,245 to $13,842,318, and total surgical cases increased by 4% from 684 cases to 714 cases for the quarters ended November 30, 2006 and 2007, respectively. Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase/(decrease) from 2006 to 2007
Facility	Net patient service revenue	Cases
Pasadena	5%	(26)%
Garland	74	48
Overall	39	4

The Garland and the Pasadena Facilities had an increase in bariatric cases due to recruitment of additional physicians. The increase in net patient service revenue is primarily due to a 52% increase in the inpatient cases, which typically have a higher average reimbursement per case.

According to the Company’s revenue recognition policy, the Company has recorded additional revenue of $682,000 during the quarter ended November 30, 2007 related to amounts collected on accounts receivable with dates of service prior to May 1, 2002. These amounts were fully reserved for.

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

Excluding the above-mentioned additional revenues, net patient service revenue per case increased $5,316, or 41%, from $13,116 in 2006 to $18,432 in 2007, and the number of cases increased by 4%.

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months to gross billed revenue on a case-by-case basis by operating facility. In compliance with this revenue recognition policy, the Company’s contractual allowance as a percentage of gross patient revenue decreased from 62% in 2006 to 54% in 2007.

Total costs and expenses decreased by $260,577, or 2%, from $10,571,482 in 2006 to $10,310,905 in 2007. The following discusses the various changes in costs and expenses:

•

Compensation and benefits increased by $552,254, or 20%. During the quarter ended November 30, 2007, the Company incurred a $124,425 non-cash pre-tax compensation expense related to employees’ incentive stock options granted in fiscal year 2007. Excluding this non-cash compensation expense, the increase in compensation and benefits in the current fiscal quarter is 15% compared to the prior fiscal year, primarily due to an increase in number of cases.

•

Medical services and supplies expenses increased by $487,516, or 22%, while the number of surgery cases increased 4%. The increase was due to a 52% increase in the number of inpatient procedures, which typically require more medical services and supplies.

•

Other operating expenses decreased by $1,183,613, or 24%. Even though the net patient service revenue increased, the decrease in other operating expenses was due to the continued efforts made by the Company to reduce costs and expenses.

The income from discontinued operations represents the income at our Baton Rouge Facility and, for the quarter ended November 30, 2006, the West Houston Facility. The net patient service revenues at these facilities increased $1,054,272, or 42%, from $2,522,319 in 2006 to $3,576,591 in 2007, and the total surgical cases also increased 18% from 352 cases in 2006 to 415 cases in 2007. Although the number of cases at our facilities increased 18%, the 42% increase in net patient service revenue per case was due to an increase of 86% in inpatient cases, primarily bariatric surgeries, at our Baton Rouge Facility. Total costs and expenses of the discontinued operations increased by $302,705, or 11%, from $2,864,016 in 2006 to $3,166,721 in 2007, primarily due to an increase in the number of cases.

The extraordinary gain in 2006 of $45,244, net of income taxes, relates to gains on the purchase of minority interests from certain minority interest holders at an amount less than the net book value of the minority interest liability on the date of purchase.

Liquidity and Capital Resources

Our 2007 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Total cash flow provided by operating activities was $2,356,441 (including $253,944 provided by discontinued operations) during the period ended November 30, 2007, primarily due to a net income of $2,433,830, increases in deferred income taxes and income taxes payable of $1,088,070 and depreciation and amortization of $536,795, partially offset by increases in accounts receivable of $1,528,979 due to an increase in net patient service revenues, and decreases in accounts payable of $443,788.

Cash flow from investing activities

Total cash flow provided by investing activities was $1,657,417 (including $23,414 used in discontinued operations) primarily related to the sale proceeds of the land in The Woodlands, Texas. Subsequent to the end of the quarter ended November 30, 2007, the Company completed the sale of the assets related to its Baton Rouge Facility, and received $16.5 million in net proceeds.

Cash flow from financing activities

Total cash flow used in financing activities was $2,135,420 during the current period. During the quarter ended November 30, 2007, the Company paid down $2,227,037 under its Credit Agreement and also paid $110,567 related to the note payable for class action lawsuit settlement. The Company received $267,050 from the exercise of employees’ stock options.

The Company had working capital of $14,789,730 as of November 30, 2007, and maintained a liquid position by a current ratio of approximately 1.93 to 1.

The Company and certain of its subsidiaries on May 27, 2005 entered into a Credit and Security Agreement (the “Credit Agreement”) with Merrill Lynch Capital for a five-year revolving credit facility for up to $10 million, subject to a borrowing base based on eligible accounts receivable and further subject to a $2 million reserve until satisfaction of certain conditions. As of November 30, 2007, the Company had drawn $4.8 million of approximately $8.0 million available to it under the Credit Agreement based on its borrowing base at that date. The Company’s obligations are secured by a first priority security interest in all existing and future accounts receivable and accounts receivable-related items, other assets and deposit accounts of certain subsidiaries, a pledge of 75% of equity interest in the operating entities of the Garland and Pasadena Facilities and a negative pledge for the equity interests in the Company and other subsidiaries. The real estate holding subsidiaries of Dynacq are not borrowers under the Credit Agreement, and their real estate and equipment assets are not pledged to secure the obligations under such facility.

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

As of January 7, 2008, the Company had paid down the entire outstanding amount of $4.8 million and had no amounts borrowed and had the maximum $8.0 million available to borrow under the Credit Agreement, based on its borrowing base on that date. The availability of borrowings under our Credit Agreement is subject to various conditions as mentioned above.

We believe we will be able to meet our ongoing liquidity and cash needs for fiscal year 2008 through the combination of available cash, cash flow from operations and borrowings under our Credit Agreement.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS No. 160”). These new standards represent the outcome of the FASB’s joint project with the International Accounting Standards Board and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.

SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. It also aligns the reporting of noncontrolling interest in subsidiaries with the requirements in International Accounting Standard 27.

Both SFAS No. 141(R) and SFAS No. 160 are effective beginning in our fiscal 2010. SFAS No. 141 (R) will be applied to business combinations that are consummated beginning in fiscal 2010 and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before fiscal 2010. We are currently evaluating these Statements and have not yet determined their effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to the Company’s operations result primarily from changes in interest rates as well as credit risk concentrations. Except for the capital contributions of approximately $9 million to date to the DeAn Joint Venture, the majority of which are in local currency, all of the Company’s contracts are denominated in U.S. dollars and, therefore, the Company has no significant foreign currency risk.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on funded debt. The Company had drawn approximately $4.8 million as of November 30, 2007 from its five-year revolving credit facility. The balance owed under the facility as of January 7, 2008 was $-0-. Borrowings under the facility bear interest at variable rates based on the LIBOR rate plus 2.85%. Based on the amount outstanding, a 100 basis point change in the applicable interest rates would not have a material impact on the Company’s annual cash flow or income.

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

Credit Risks

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivable from various private insurers. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, but does not require collateral from these parties.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of November 30, 2007. Based on that evaluation, we believe that, as of November 30, 2007, our internal control over financial reporting is effective.

Subsequent to the evaluation and through the date of this filing of Form 10-Q for the fiscal quarter ending November 30, 2007, there have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our facilities’ fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Revenue Recognition – Accounts Receivable, as well as Business – Government Regulation – Texas and Louisiana Workers’ Compensation Systems and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue Recognition – Accounts Receivable in our Form 10-K for the fiscal year ended August 31, 2007, for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 1A.	Risk Factors.

The Company’s Risk Factors as disclosed in its Form 10-K for the year ended August 31, 2007 have not changed except that the following should be substituted for the fifth risk factor under “Risks Related to Our Business” on page 17 of that Form 10-K:

Our inability to negotiate an extension for the construction of the China Project may place our investment in that project at risk.

The Company was unable to make a contribution to the DeAn Joint Venture of approximately $2.33 million by June 2, 2006 and approximately $2.33 million by June 2, 2007, resulting in a technical default under the Joint Venture Agreement. That aggregate amount was paid by the Company to the DeAn Joint Venture on July 31, 2007. Dynacq has received no notice of default under the Joint Venture Agreement or demand for this payment, and the Chinese government has not yet made payments aggregating $3.3 million due by it under the Joint Venture Agreement. The remedies for failure to make a payment under the Joint Venture Agreement are that the venturer will lose its right to vote on joint venture matters and may need to provide additional capital in order for the joint venture to maintain its qualification to do business. The Company is negotiating with the Chinese government for the sale by the government of its interest in the DeAn Joint Venture to a third party. There can be no assurance that we will have sufficient capital to complete the construction and development of the China Project in a timely manner, that we will be able to negotiate the sale of the government’s interest to a third party, or that we will be able to recover our investment in the China Project by a sale of our interest in the DeAn Joint Venture.

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

DYNACQ HEALTHCARE, INC.

Date: January 10, 2008	By:	/s/ Chiu M. Chan
Chiu M. Chan
Chief Executive Officer
(duly authorized officer)

Date: January 10, 2008	By:	/s/ Philip S. Chan
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