Form 10-Q
period 2008-02-29
DYNACQ HEALTHCARE INC
filed 2008-04-08
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-21574

DYNACQ HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

Nevada	76-0375477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10304 Interstate 10 East, Suite 369	77029
Houston, Texas (Address of principal executive offices)	(Zip Code)

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

As of April 7, 2008, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 15,820,811.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have reviewed the accompanying consolidated balance sheet of Dynacq Healthcare, Inc., as of February 29, 2008, and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended February 29, 2008 and February 28, 2007. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Killman, Murrell & Company, P.C.
Killman, Murrell & Company, P.C.
Houston, Texas
April 2, 2008

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	February 29, 2008	August 31, 2007
	(Reviewed)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$24,752,549	$5,436,787
Restricted cash	3,889,988	4,388,857
Current portion of accounts receivable, net of contractual allowances of approximately $106,505,000 and $68,187,000 at February 29, 2008 and August 31, 2007, respectively	16,351,310	10,526,365
Accounts receivable – other	—	17,704
Inventories	1,921,685	2,187,486
Prepaid expenses	219,181	430,391
Deferred tax assets	1,339,455	1,057,931
Income taxes receivable	1,225,920	1,519,138

Total current assets	49,700,088	25,564,659
Assets held for sale	—	13,187,738
Property and equipment, net	19,686,153	19,956,711
Long-term portion of accounts receivable, net of contractual allowances of approximately $101,244,000 and $128,981,000 at February 29, 2008 and August 31, 2007, respectively	15,543,621	19,911,300
Other assets	229,146	274,553

Total assets	$85,159,008	$78,894,961

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	February 29, 2008	August 31, 2007
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,842,520	$4,135,364
Accrued liabilities	4,321,178	5,653,672
Notes payable	466,110	7,526,181
Current portion of capital lease obligation	7,449	9,644
Current taxes payable	5,785,325	534,425

Total current liabilities	14,422,582	17,859,286
Non-current liabilities:
Long-term portion of note payable	494,859	731,401
Long-term portion of capital lease obligation	15,480	18,012
Deferred tax liabilities	71,537	426,327

Total liabilities	15,004,458	19,035,026

Minority interests	363,778	599,015

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 15,906,265 and 15,843,557 issued at February 29, 2008 and at August 31, 2007, respectively	15,906	15,844
Treasury stock, 10,000 and -0- shares at February 29, 2008 and August 31, 2007, respectively, at cost	(38,003)	—
Additional paid-in capital	14,431,973	13,829,616
Accumulated other comprehensive income	389,446	219,520
Retained earnings	54,991,450	45,195,940

Total stockholders’ equity	69,790,772	59,260,920

Total liabilities and stockholders’ equity	$85,159,008	$78,894,961

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Reviewed)

	Three months ended		Six months ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net patient service revenue	$21,079,865	$9,281,163	$34,922,183	$19,252,408

Costs and expenses:
Compensation and benefits	4,596,493	2,887,770	7,952,803	5,691,826
Medical services and supplies	3,666,306	1,972,623	6,382,697	4,201,498
Other operating expenses	4,289,246	3,921,526	7,990,655	8,806,548
Depreciation and amortization	553,899	565,916	1,090,694	1,219,445

Total costs and expenses	13,105,944	9,347,835	23,416,849	19,919,317

Operating income (loss)	7,973,921	(66,672)	11,505,334	(666,909)

Other income (expense):
Rent and other income	102,394	27,697	228,788	59,472
Interest income	36,562	6,996	43,626	21,392
Interest expense	(32,389)	(103,900)	(104,583)	(224,596)

Total other income (expense), net	106,567	(69,207)	167,831	(143,732)

Income (loss) before income taxes, minority interests and extraordinary gain	8,080,488	(135,879)	11,673,165	(810,641)
Minority interest in earnings	(46,379)	(2,827)	(81,742)	(22,721)

Income (loss) before income taxes	8,034,109	(138,706)	11,591,423	(833,362)
Provision for income taxes	(3,230,509)	—	(4,607,937)	—

Income (loss) from continuing operations	4,803,600	(138,706)	6,983,486	(833,362)
Loss from discontinued operations, net of income taxes	(284,469)	(941,680)	(30,525)	(1,250,140)
Gain on sale of discontinued operations, net of income taxes	2,761,184	—	2,761,184	—
Extraordinary gain, net of income taxes of $49,700, $-0-, $49,700 and $-0-, respectively	81,365	—	81,365	45,244

Net income (loss)	$7,361,680	$(1,080,386)	$9,795,510	$(2,038,258)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.30	$(0.01)	$0.44	$(0.05)
Loss from discontinued operations, net of income taxes	(0.02)	(0.06)	—	(0.08)
Gain on sale of discontinued operations, net of income taxes	0.17	—	0.17	—
Extraordinary gain, net of income tax expense	0.01	—	0.01	—

Net income (loss)	$0.46	$(0.07)	$0.62	$(0.13)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.29	$(0.01)	$0.42	$(0.05)
Loss from discontinued operations, net of income taxes	(0.02)	(0.06)	—	(0.08)
Gain on sale of discontinued operations, net of income taxes	0.17	—	0.17	—
Extraordinary gain, net of income tax expense	—	—	—	—

Net income (loss)	$0.44	$(0.07)	$0.59	$(0.13)

Basic average common shares outstanding	15,892,984	15,740,711	15,880,158	15,740,711

Diluted average common shares outstanding	16,459,272	15,740,711	16,596,145	15,740,711

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Six months ended
	February 29, 2008	February 28, 2007
Cash flows from operating activities
Net income (loss)	$9,795,510	$(2,038,258)
Less (income) loss from discontinued operations, net of income taxes	(2,730,659)	1,250,140

Net income (loss) before discontinued operations	7,064,851	(788,118)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary gain, net of tax	(81,365)	(45,244)
Depreciation and amortization	1,090,694	1,219,445
Gain on sale of assets	(28,455)	—
Deferred income taxes	(733,014)	—
Minority interests	81,742	22,721
Charge for stock options to employees	248,850	—
Income tax benefit for employees’ exercise of incentive stock options	46,300	—
Changes in operating assets and liabilities:
Restricted cash	498,869	469,000
Accounts receivable	(1,457,266)	2,395,098
Inventories	265,801	(73,980)
Prepaid expenses	211,210	225,181
Income taxes receivable	293,218	—
Other assets	40,407	(43,959)
Accounts payable	(292,844)	(983,638)
Accrued liabilities	(1,332,494)	1,292,388
Income taxes payable	3,528,474	—

Cash provided by continuing activities	9,444,978	3,688,894
Cash used in discontinued activities	(641,775)	(899,859)

Net cash provided by operating activities	8,803,203	2,789,035

Cash flows from investing activities
Purchase of property and equipment	(536,319)	(128,200)
Proceeds from sale of assets	1,799,477	—
Purchase of accounts receivable – other	—	(312,449)
Collections on purchased accounts receivable - other	17,704	71,155

Cash provided by (used in) continuing activities	1,280,862	(369,494)
Cash provided by (used in) discontinued activities	16,430,895	(21,943)

Net cash provided by (used in) investing activities	$17,711,757	$(391,437)

(Continued)

See accompanying notes.

Consolidated Statements of Cash Flows (continued)

	Six months ended
	February 29, 2008	February 28, 2007
Cash flows from financing activities
Principal payments on notes payable	$(7,296,613)	$(2,963,579)
Purchase of minority interest	(183,388)	(119,000)
Payments on capital lease	(4,727)	—
Purchase of treasury shares	(38,003)	—
Proceeds from exercise of stock options	307,269	—

Cash used in continuing activities	(7,215,462)	(3,082,579)
Cash used in discontinued activities	—	(77,631)

Net cash used in financing activities	(7,215,462)	(3,160,210)

Effect of exchange rate changes on cash	16,264	16,425

Net increase (decrease) in cash and cash equivalents	19,315,762	(746,187)
Cash at beginning of period	5,436,787	3,382,332

Cash at end of period	$24,752,549	$2,636,145

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$149,561	$235,832

Income taxes	$1,400,000	$—

Non cash investing and financing activities
Reduction in accrued liability	$—	$(1,400,000)
Note payable	—	1,400,000
Land cost from foreign currency gains	(229,357)	(104,266)
Foreign currency gains	229,357	104,266

	$—	$—

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

February 29, 2008

(Reviewed)

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $2.4 million and $2.3 million for the quarters ended February 29, 2008 and February 28, 2007, respectively, and $3.9 million and $5.2 million for the six months ended February 29, 2008 and February 28, 2007, respectively. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2007. Operating results for the quarter ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

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

General

As of February 29, 2008, the Company operated one facility each in the Houston metropolitan area (Pasadena facility) and in the Dallas-Fort Worth area (Garland facility). Dynacq also owns a 70% equity interest in a joint venture formed under the laws of the Peoples Republic of China (the “DeAn Joint Venture”) to construct, own, and operate a hospital in Shanghai, China. The DeAn Joint Venture is currently negotiating a contract for the construction of the hospital, including obtaining governmental approval of the size and scope of services of the hospital.

Assets Held for Sale

The Company sold the West Houston facility in the quarter ended February 28, 2007, the land in The Woodlands, Texas in the quarter ended November 30, 2007 and the Baton Rouge facility in the quarter ended February 29, 2008. The assets related to these facilities have been classified as “Assets held for sale”.

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

Stock Based Compensation

The Company’s 2000 Stock Incentive Plan (the “Plan”) provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the Plan. As of February 29, 2008, there remain 1,917,508 shares which can be issued under the Plan, after giving effect to stock splits and shares issued under the Plan. All awards previously granted to employees under the Plan have been stock options, primarily intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”). The Plan also permits stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

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

For the quarter ended February 29, 2008, there were no equity-based compensation awards granted. Generally, options granted become exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after five to ten years. The following table summarizes the stock option activities for the six months ended February 29, 2008 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1)
Outstanding, August 31, 2007	2,151	$3.77	—	$6,053,359
Granted	—	—	—	—
Exercised	(63)	4.90	—	72,605
Expired or canceled	(110)	2.75	—	—

Outstanding, February 29, 2008	1,978	$3.79	—	$3,322,833

(1)

These amounts represent the difference between the exercise price and $5.10, the closing price of Dynacq common stock on February 29, 2008 as reported on the NASDAQ stock market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dynacq common stock on the date of exercise.

For the three and six months periods ended February 29, 2008, the Company received $40,219 and $307,269, respectively, for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $-0- and $46,300 for the three and six months periods ended February 29, 2008, respectively. There were no stock options exercised or tax benefit realized for the three and six months periods ended February 28, 2007.

The following summarizes information related to stock options outstanding at February 29, 2008, and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 2.50 – 2.75	1,205	5.3	$2.52	—	$—
$ 4.44 – 5.00	672	5.6	4.78	672	4.78
$12.25	101	0.2	12.25	101	12.25

Total	1,978	5.1	$3.79	773	$5.76

Additional information relating to the Plan at February 29, 2008 and August 31, 2007 is as follows (in thousands):

	February 29, 2008	August 31, 2007
Options exercisable	773	847
Options available for grant and reserved common stock shares for stock option plans	1,918	1,808

For the three and six months periods ended February 29, 2008, stock-based compensation expense associated with the Company’s stock options was $124,425 and $248,850, respectively. The total unrecognized compensation expense for outstanding stock options as of February 29, 2008 was $1.6 million, and will be recognized, in general, over 3.3 years. The weighted average number of years to recognize the compensation expense is 1.7 years.

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

The Company has recorded additional revenue of $3,835,000 and $4,517,000 during the three and six months ended February 29, 2008 related to amounts collected on Medical Dispute Resolution (“MDR”) accounts receivable. The Company settled various MDR claims for our Pasadena and Garland facilities and collected a total of $15,091,000 for dates of service ranging from 2001 to 2005. This amount represents payments received initially at the time of filing of the claim, additional monies received upon filing the MDR claim and the settlement amount. On these closed MDR accounts receivable, the Company had recognized approximately $10,574,000 as net revenue during the relevant fiscal years when the service was performed. Gross billings on this block of receivables were $20,251,000. Since the Company actually collected $4,517,000 more on this block of receivables, additional revenue of $682,000 and $3,835,000 was recorded in the first and second quarter of the current fiscal year. The amount of additional revenues from MDR settlements reached in the first six months of the current fiscal year may not be indicative of the amounts that may be obtained from settlements reached for the remainder of the fiscal year ending August 31, 2008 or even after that. We are unable to estimate with any certainty the progress of the settlements for the remaining cases.

Contractual Allowance

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis by operating facility. This ratio of cash collections to billed services is then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for the three and six months ended February 29, 2008 and February 28, 2007:

	Three months ended		Six months ended
	February 29, 2008(1)	February 28, 2007	February 29, 2008(1)	February 28, 2007
Gross billed charges	$33,824,012	$20,936,883	$63,855,199	$46,892,224
Contractual allowance	12,744,147	11,655,720	28,933,016	27,639,816

Net revenue	$21,079,865	$9,281,163	$34,922,183	$19,252,408

Contractual allowance percentage	38%	56%	45%	59%

(1)

The contractual allowance percentage without the additional revenue discussed above under “Revenue Recognition Policy” would be 49% and 52% respectively for the three and six months periods ended February 29, 2008.

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. The estimated accounts receivable not expected to be collected within twelve months of the balance sheet date have been shown as long-term receivables and represent accounts receivable in the MDR process and legal third-party financial class (“LTP”). The contractual allowance is provided as revenue is recognized. At each balance sheet date management reviews the accounts receivable for collectibility. For each operating facility, the historical cash collection percentage (based on cash collections for the last twelve months) of each financial class, except MDR and LTP, is calculated by each aging bucket. These aging bucket specific percentages are then applied to the accounts receivable at each balance sheet date for each aging bucket and financial class to estimate the amount of accounts receivable management expects to collect. All accounts receivable over five months from date of service, except for MDR and LTP, are valued at zero in this balance sheet analysis. Accounts receivable related to MDR and LTP are estimated at 28% collectibility in our balance sheet analysis irrespective of the age of the accounts receivable. The Company initially receives an average of 30 to 35% of gross billed charges either upon filing the insurance claim, or after filing a request for reconsideration to the insurance company. The Company applies these payments received to the gross accounts receivable, but does not adjust the balance on the account. The Company expects to collect on average an additional 28% of the remaining MDR balance. The MDR accounts receivable are written off only after all collection efforts have failed, including the appeals process of MDR which may take several years. If after the review management believes certain receivables are uncollectible, the receivables are written down to the estimated collectible amount. However, if the estimated amount to be collected is greater than the net accounts receivable as of the balance sheet date, no adjustment is made to accounts receivable (i.e. no additional revenue is booked), due to the length of time it takes to ultimately settle the MDR accounts receivable and the current uncertainty associated with such settlements.

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

The MDR process is an established reimbursement resolution process available to providers of healthcare services under the regulations guiding reimbursement for services provided to injured workers in the state of Texas. Accounts generally do not become subject to the MDR process prior to being outstanding for at least 90 days subsequent to patient discharge. For medical services provided to injured workers in the state of Texas, the MDR process is specifically based upon the administrative and statutory regulations promulgated by the Texas Labor Code, the Texas Administrative Code and the Texas Insurance Code. The Company, in conjunction with most of the Texas hospital medical providers, continues its efforts to resolve the pending claims regarding payment for the treatment of injured workers under the Texas workers’ compensation laws. The delays caused by the unexpected and extended abatements of the State Office of Administrative Hearings (SOAH) proceedings for both the inpatient and outpatient cases have added significantly to the age of our accounts receivable for these types of services. If these disputes are ultimately resolved against the Company’s positions, it may have a material adverse effect on the financial statements.

Due to a number of factors outside the Company’s control, including a change in the Company’s reimbursement collection experience associated with potential changes in the reimbursement environment in which the Company operates, it is possible that management’s estimates of patient service revenues could change, which could have a material impact on the Company’s revenue and profitability in the future. It is very difficult for management to quantify with accuracy any reasonably likely effects that a change in estimate could have on the Company’s financial position and results of operations. However, management believes that the most reasonably likely effects that a change in estimate could have on the Company’s financial position and results of operations would be for the Company to collect amounts on accounts receivable greater than what is recorded on the books at February 29, 2008. The amount of such additional collections could range from zero to an amount that could approach $64 million, which represents the ultimate amount that the Company could collect on its MDR accounts receivable as of February 29, 2008 if all were settled in the Company’s favor. In accordance with the Company’s revenue recognition policy, accounts receivable are not written up to amounts ultimately expected to be collected until management can demonstrate that collections on an identifiable group of accounts are more than the revenue which was recorded on the identified group of accounts. Amounts are not written up to management’s estimated amounts due to the length of time it takes to ultimately settle the MDR accounts receivable and the current uncertainty associated with such settlements. Any change in this estimate would impact revenues in the statement of operations and cash in the statement of financial position.

New Fee Guideline for Texas Workers’ Compensation cases

Starting March 1, 2008, Texas Workers’ Compensation 2008 Acute Care Hospital Outpatient and Inpatient Facility Fee Guidelines became effective. The reimbursement amounts are determined by applying the most recently adopted and effective Medicare reimbursement formula and factors as published annually in the Federal Register.

However, if the maximum allowable reimbursement for the procedure performed cannot be calculated using these fee guidelines, then reimbursement shall be determined on a fair and reasonable basis.

Based on this new Fee Guideline, the reimbursement due the Company for workers’ compensation cases will be lower than we previously experienced. Although we have not yet completed our evaluation of the negative impact this will have for cases starting March 1, 2008, we anticipate discontinuing our focus on Texas workers’ compensation cases because of these lower reimbursement rates. Our patient service revenues may decrease as a result of both the decreased number of procedures and the lower reimbursement rates for workers’ compensation procedures still being performed.

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

Discontinued Operations

In 2006, the Company decided to sell the assets related to the Baton Rouge and West Houston facilities, since those operations were not core to our long-term objectives, and were not performing consistently with the expectations the Company had for them at the time the investments were made. The Company also made the decision to sell its land in The Woodlands, Texas, since it no longer intended to build on that site. The Company sold the West Houston facility in the quarter ended February 28, 2007, the land in The Woodlands, Texas in the quarter ended November 30, 2007 and the Baton Rouge facility in the quarter ended February 29, 2008. The assets related to these facilities have been classified as “Assets held for sale”.

The Company has accounted for its Baton Rouge and West Houston facilities as discontinued operations, and has reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to the Company’s discontinued operations for the three and six months ended February 29, 2008 and February 28, 2007 is as follows:

	Three months ended		Six months ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net patient service revenue	$219,434	$2,051,277	$3,796,025	$4,573,596
Costs and expenses	(789,496)	(2,993,002)	(3,956,217)	(5,857,018)
Other income	110,969	45	112,867	33,282

Loss before income taxes	(459,093)	(941,680)	(47,325)	(1,250,140)
Benefit for income taxes	174,624	—	16,800	—

Loss from discontinued operation, net of income taxes	(284,469)	(941,680)	(30,525)	(1,250,140)

Gain on sale of discontinued operations	4,448,184	—	4,448,184	—
Provision for income taxes	(1,687,000)	—	(1,687,000)	—

Gain on sale of discontinued operations, net of income taxes	2,761,184	—	2,761,184	—

Total income (loss) from discontinued operations, net of income taxes	$2,476,715	$(941,680)	$2,730,659	$(1,250,140)

Minority Interests

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 1% to 1.5% at February 29, 2008).

Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six month periods ended February 29, 2008 and February 28, 2007 is as follows:

	Three months ended		Six months ended February 28,
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net income (loss)	$7,361,680	$(1,080,386)	$9,795,510	$(2,038,258)
Foreign currency translation adjustment, net of taxes of $61,650, $-0-, $96,700 and $-0-, respectively	112,557	53,425	169,926	120,691

Comprehensive income (loss)	$7,474,237	$(1,026,961)	$9,965,436	$(1,917,567)

Contingencies

The Company maintains various insurance policies that cover each of its facilities. Specifically, the Company has occurrence malpractice coverage for its Pasadena and Garland facilities. In addition, all physicians granted privileges at the Company’s facilities are required to maintain medical malpractice insurance coverage. The Company also maintains general liability and property insurance coverage for each facility, including flood coverage. The Company does not currently maintain workers’ compensation coverage in Texas. In regard to the Employee Health Insurance Plan, the Company is self-insured with specific and aggregate re-insurance with stop-loss levels appropriate for the Company’s group size. Coverage is maintained in amounts management deems adequate.

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

Executive Summary

Update on Assets Held for Sale

In 2006, the Company made the decision to sell the assets related to its Baton Rouge and West Houston facilities and its land in The Woodlands, Texas. The Company sold the West Houston facility in the quarter ended February 28, 2007, the land in The Woodlands, Texas in the quarter ended November 30, 2007 and the Baton Rouge facility in the quarter ended February 29, 2008. The net proceeds and gain on sale of land in The Woodlands, Texas were $1.8 million and $28,000, respectively. The net proceeds and gain on sale of the Baton Rouge facility were $16.5 million and $2.8 million (net of income tax of $1.7 million), respectively.

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

The Company continues to be successful in its pursuit of collections regarding the stop-loss cases pending before SOAH. As of February 29, 2008, approximately 160 of the Company’s pending cases in which the application of the stop-loss methodology was at issue have been decided in the Company’s favor; however nearly all of SOAH’s decisions in these cases have been appealed by the insurance carriers to the District Court. Approximately 150 cases are set for hearing between February and May 2008.

As expected, the declaratory judgment recently issued by the District Court upholding the interpretation of the statute as applied to the stop-loss claims of the Company by SOAH has been appealed by several insurance carriers to the Texas Third Court of Appeals, where it is currently pending. Notably, the agency responsible for drafting and enforcing this fee guideline did not appeal that judgment.

New Fee Guideline for Texas Workers’ Compensation cases

Starting March 1, 2008, Texas Workers’ Compensation 2008 Acute Care Hospital Outpatient and Inpatient Facility Fee Guidelines became effective. The reimbursement amounts are determined by applying the most recently adopted and effective Medicare reimbursement formula and factors as published annually in the Federal Register. However, if the maximum allowable reimbursement for the procedure performed cannot be calculated using these fee guidelines, then reimbursement shall be determined on a fair and reasonable basis.

Based on this new Fee Guideline, the reimbursement due the Company for workers’ compensation cases will be lower than we previously experienced. Although we have not yet completed our evaluation of the negative impact this will have for cases starting March 1, 2008, we anticipate discontinuing our focus on Texas workers’ compensation cases because of these lower reimbursement rates. Our patient service revenues may decrease as a result of both the decreased number of procedures and the lower reimbursement rates for workers’ compensation procedures still being performed.

Listing of Company’s Common Stock on Nasdaq Global Market

Effective with the open of business on February 29, 2008, the Company’s common stock was listed on the Nasdaq Global Market instead of the Nasdaq Capital Market. The trading symbol for the Company’s common stock continues to be DYII.

Repurchase of Common Stock

Of the 500,000 shares authorized to repurchase in January 2002, the Company purchased 10,000 shares in December 2007 at an average cost of $3.80 per share.

On February 29, 2008 the Company’s Board of Directors authorized a program of repurchasing up to 2 million of its outstanding securities from time to time in open market transactions at prevailing prices on NASDAQ. Subsequent to the fiscal quarter ended February 29, 2008, the Company has repurchased 76,954 shares at an average cost of $4.70 per share.

Net Patient Service Revenues

Net patient service revenues for the quarter ended February 29, 2008 increased $11,798,702, or 127%, from the second fiscal quarter of 2007. The increase is primarily due to additional revenues of $3,835,000 recognized in the quarter ended February 29, 2008 on closed MDR accounts receivable and also due to an increase in the number of inpatient cases. The amount of additional revenues from MDR settlements reached in the first six months of the current fiscal year may not be indicative of the amounts that may be obtained from settlements reached for the remainder of the fiscal year ending August 31, 2008 or even after that. We are unable to estimate with any certainty the progress of the settlements for the remaining cases.

Overall, the number of cases increased 194, or 32%, from 608 cases for the fiscal quarter ended February 28, 2007 to 802 cases during the fiscal quarter ended February 29, 2008. However, the number of inpatient cases increased 224, or 172%, from 130 inpatient cases in 2007 to 354 cases in 2008.

Costs and Expenses

Costs and expenses increased $3,758,109, or 40%, in the second fiscal quarter of the current year, compared to that of the prior year, primarily due to an increase in compensation and in medical services and supplies. Compensation increased due to increase in revenues and also due to payout of cash incentive bonuses during the current quarter. Medical services and supplies increases were due to an increase in the number of inpatient cases.

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

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended February 29, 2008. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2007.

Results of Operations

	Three months ended				Six months ended
	February 29, 2008		February 28, 2007		February 29, 2008		February 28, 2007
Net patient service revenue	$21,079,865	100%	$9,281,163	100%	$34,922,183	100%	$19,252,408	100%

Costs and expenses:
Compensation and benefits	4,596,493	22	2,887,770	31	7,952,803	23	5,691,826	30
Medical services and supplies	3,666,306	17	1,972,623	21	6,382,697	18	4,201,498	22
Other operating expenses	4,289,246	20	3,921,526	42	7,990,655	23	8,806,548	46
Depreciation and amortization	553,899	3	565,916	6	1,090,694	3	1,219,445	6

Total costs and expenses	13,105,944	62	9,347,835	101	23,416,849	67	19,919,317	103

Operating income (loss)	7,973,921	38	(66,672)	(1)	11,505,334	33	(666,909)	(3)
Other income (expense), net	106,567	1	(69,207)	(1)	167,831	—	(143,732)	(1)
Minority interest in earnings	(46,379)	—	(2,827)	—	(81,742)	—	(22,721)	—

Income (loss) before income taxes	8,034,109	38	(138,706)	(1)	11,591,423	33	(833,362)	(4)
Provision for income taxes	(3,230,509)	(15)	—	—	(4,607,937)	(13)	—	—

Income (loss) from continuing operations	4,803,600	23	(138,706)	(1)	6,983,486	20	(833,362)	(4)
Loss from discontinued operations, net of income taxes	(284,469)	(1)	(941,680)	(10)	(30,525)	—	(1,250,140)	(6)
Gain on sale of discontinued operations, net of income taxes	2,761,184	13	—	—	2,761,184	8	—	—
Extraordinary gain, net of income tax expense	81,365	—	—	—	81,365	—	45,244	—

Net income (loss)	$7,361,680	35%	$(1,080,386)	(12)%	$9,795,510	28%	$(2,038,258)	(11)%

Operational statistics (Number of medical procedures)
Inpatient:
Bariatrics	236		63		393		114
Orthopedics	75		58		141		169
Other	43		9		78		17

Total inpatient procedures	354		130		612		300

Outpatient:
Orthopedics	126		76		228		189
Other	322		402		676		803

Total outpatient procedures	448		478		904		992

Total procedures	802		608		1,516		1,292

Three Months Ended February 29, 2008 Compared to the Three Months Ended February 28, 2007

Net patient service revenue increased by $11,798,702, or 127%, from $9,281,163 to $21,079,865, and total surgical cases increased by 32% from 608 cases to 802 cases for the quarters ended February 29, 2008 and February 28, 2007, respectively. Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase from 2007 to 2008
Facility	Net patient service revenue	Cases
Pasadena	156%	—%
Garland	107	70
Overall	127	32

The Garland and Pasadena facilities had an increase in inpatient cases due to recruitment of additional physicians. The increase is primarily due to additional revenues of $3,835,000 recognized in the quarter ended February 29, 2008 on closed MDR accounts receivable and also due to an increase in the number of inpatient cases. Overall, the number of cases increased 194, or 32%, from 608 cases for the fiscal quarter ended February 28, 2007 to 802 cases during the fiscal quarter ended February 29, 2008. However, the number of inpatient cases increased 224, or 172%, from 130 inpatient cases in 2007 to 354 cases in 2008. Inpatient cases typically have a higher average reimbursement per case.

According to the Company’s revenue recognition policy, the Company recorded additional revenue of $3,835,000 and $4,517,000 during the three and six months ended February 29, 2008 related to amounts collected on MDR accounts receivable. The Company settled various MDR claims for our Pasadena and Garland facilities and collected a total of $15,091,000 for dates of service ranging from 2001 to 2005. This amount represents payments received initially at the time of filing of the claim, additional monies received upon filing the MDR claim and the settlement amount. On these closed MDR accounts receivable, the Company had recognized approximately $10,574,000 as net revenue during the relevant fiscal years when the service was performed. Gross billings on this block of receivables were $20,251,000. Since the Company actually collected $4,517,000 more on this block of receivables, additional revenue of $682,000 and $3,835,000 was recorded in the first and second quarter of the current fiscal year. The amount of additional revenues from MDR settlements reached in the first six months of the current fiscal year may not be indicative of the amounts that may be obtained from settlements reached for the remainder of the fiscal year ending August 31, 2008 or even after that. We are unable to estimate with any certainty the progress of the settlements for the remaining cases.

Starting March 1, 2008, Texas Workers’ Compensation 2008 Acute Care Hospital Outpatient and Inpatient Facility Fee Guidelines became effective. Based on this new Fee Guideline, the reimbursement due the Company for workers’ compensation cases will be lower than we previously experienced. Although we have not yet completed our evaluation of the negative impact this will have for cases starting March 1, 2008, we anticipate discontinuing our focus on Texas workers’ compensation cases because of these lower reimbursement rates. Our patient service revenues may decrease as a result of both the decreased number of procedures and the lower reimbursement rates for workers’ compensation procedures still being performed.

Excluding the above-mentioned additional revenues, net patient service revenue per case increased $6,237 or 41%, from $15,265 in 2007 to $21,502 in 2008, as well as the number of cases increased by 32%.

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months to gross billed revenue on a case-by-case basis by operating facility. In compliance with this revenue recognition policy, the Company’s contractual allowance as a percentage of gross patient revenue decreased from 56% in 2007 to 49% (excluding the additional revenue of $3,835,000) in 2008.

Total costs and expenses increased by $3,758,109, or 40%, from $9,347,835 in 2007 to $13,105,944 in 2008. The following discusses the various changes in costs and expenses:

•

Compensation and benefits increased by $1,708,723, or 59%. During the quarter ended February 29, 2008, the Company incurred a $124,425 non-cash pre-tax compensation expense related to employees’ incentive stock options granted in fiscal year 2007. Excluding this non-cash compensation expense, the increase in compensation and benefits in the current fiscal quarter is 55% compared to the prior fiscal year, primarily due to an increase in number of cases, and also due to annual cash incentive bonus paid to employees.

•

Medical services and supplies expenses increased by $1,693,683, or 86%, while the number of surgery cases increased 32%. The increase was primarily due to a 172% increase in the number of inpatient procedures, which typically require more medical services and supplies.

•

Other operating expenses increased by $367,720, or 9%. Even though the net patient service revenue increased by 127%, the marginal increase in other operating expenses was due to the continued efforts made by the Company to reduce costs and expenses.

The income from discontinued operations represents the income at our Baton Rouge facility and, for the quarter ended February 28, 2007, the West Houston facility. The sale of the Baton Rouge facility was completed in December 2007. The net patient service revenues at these facilities decreased $1,831,843, or 89%, from $2,051,277 in 2007 to $219,434 in 2008, and the total surgical cases decreased 86% from 333 cases in 2007 to 46 cases in 2008. The decrease is due to the Baton Rouge facility being in operation for only 14 days in the current fiscal quarter before it was sold. Total costs and expenses of the discontinued operations decreased by $2,203,506, or 74%, from $2,993,002 in 2007 to $789,496 in 2008.

The gain on sale of discontinued operations during the quarter ended February 29, 2008 was $4,448,184. Provision for income taxes on this gain was $1,687,000.

The extraordinary gain, net of income taxes, relates to gains on the purchase of minority interests from certain minority interest holders at an amount less than the net book value of the minority interest liability on the date of purchase.

Six Months Ended February 29, 2008 Compared to the Six Months Ended February 28, 2007

Net patient service revenue increased by $15,669,775, or 81%, from $19,252,408 to $34,922,183 and total surgical cases increased by 17% from 1,292 cases to 1,516 cases for the six months ended February 29, 2008 and February 28, 2007, respectively. Following are the changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase/(decrease) from 2007 to 2008
Facility	Net patient service revenue	Cases
Pasadena	70%	(14)%
Garland	91	59
Overall	81	17

The Garland and Pasadena facilities had an increase in inpatient cases due to recruitment of additional physicians. The increase is primarily due to additional revenues of $4,517,000 recognized during the six months ended February 29, 2008 on closed MDR accounts receivable and also due to an increase in the number of inpatient cases. Overall, the number of cases increased 224, or 17%, from 1,292 cases for the six months ended February 28, 2007 to 1,516 cases during the six months ended February 29, 2008. However, the number of inpatient cases increased 312, or 104%, from 300 inpatient cases in 2007 to 612 cases in 2008. Inpatient cases typically have a higher average reimbursement per case.

According to the Company’s revenue recognition policy, the Company recorded additional revenue of $3,835,000 and $4,517,000 during the three and six months ended February 29, 2008 related to amounts collected on MDR accounts receivable. The Company settled various MDR claims for our Pasadena and Garland facilities and collected a total of $15,091,000 for dates of service ranging from 2001 to 2005. This amount represents payments received initially at the time of filing of the claim, additional monies received upon filing the MDR claim and the settlement amount. On these closed MDR accounts receivable, the Company had recognized approximately $10,574,000 as net revenue during the relevant fiscal years when the service was performed. Gross billings on this block of receivables were $20,251,000. Since the Company actually collected $4,517,000 more on this block of receivables, additional revenue of $682,000 and $3,835,000 was recorded in the first and second quarter of the current fiscal year. The amount of additional revenues from MDR settlements reached in the first six months of the current fiscal year may not be indicative of the amounts that may be obtained from settlements reached for the remainder of the fiscal year ending August 31, 2008 or even after that. We are unable to estimate with any certainty the progress of the settlements for the remaining cases.

Starting March 1, 2008, Texas workers’ compensation 2008 Acute Care Hospital Outpatient and Inpatient Facility Fee Guidelines became effective. Based on this new Fee Guideline, the reimbursement due the Company for workers’ compensation cases will be lower than we previously experienced. Although we have not yet completed our evaluation of the negative impact this will have for cases starting March 1, 2008, we anticipate discontinuing our focus on Texas workers’ compensation cases because of these lower reimbursement rates. Our patient service revenues may decrease as a result of both the decreased number of procedures and the lower reimbursement rates for workers’ compensation procedures still being performed.

Excluding the above-mentioned additional revenues, net patient service revenue per case increased $5,155, or 35%, from $14,901 in 2007 to $20,056 in 2008, as well as the number of cases increased by 17%.

The Company computes its contractual allowance based on the ratio of the Company’s historical cash collections during the trailing twelve months to gross billed revenue on a case-by-case basis by operating facility. In compliance with this revenue recognition policy, the Company’s contractual allowance as a percentage of gross patient revenue decreased from 59% in 2007 to 52% (excluding the additional revenue of $4,517,000) in 2008.

Total costs and expenses increased by $3,497,532, or 18%, from $19,919,317 in 2007 to $23,416,849 in 2008. The following discusses the various changes in costs and expenses:

•

Compensation and benefits increased by $2,260,977, or 40%. During the six months period ended February 29, 2008, the Company incurred a $248,850 non-cash pre-tax compensation expense related to employees’ incentive stock options granted in fiscal year 2007. Excluding this non-cash compensation expense, the increase in compensation and benefits in the current period is 35% compared to the prior fiscal year, primarily due to an increase in number of cases, and also due to annual cash incentive bonus paid to employees.

•

Medical services and supplies expenses increased by $2,181,199, or 52%, while the number of surgery cases increased 17%. The increase was primarily due to a 104% increase in the number of inpatient procedures, which typically require more medical services and supplies.

•

Other operating expenses decreased by $815,893, or 9%. Even though the net patient service revenue increased, the marginal decrease in other operating expenses is due to the continued efforts made by the Company to reduce costs and expenses.

The income from discontinued operations represents the income at our Baton Rouge facility and, for the six months period ended February 28, 2007, the West Houston facility. The sale of the Baton Rouge facility was completed in December 2007. The net patient service revenues at these facilities decreased $777,571, or 17%, from $4,573,596 in 2007 to $3,796,025 in 2008, and the total surgical cases also decreased 33% from 685 cases in 2007 to 461 cases in 2008. The decrease is due to the Baton Rouge facility being in operation for the first quarter of the current fiscal year and 14 days in the second quarter of the current fiscal year before it was sold. Total costs and expenses of the discontinued operations decreased by $1,900,801, or 32%, from $5,857,018 in 2007 to $3,956,217 in 2008.

The gain on sale of discontinued operations during the quarter ended February 29, 2008 was $4,448,184. Provision for income taxes on this gain was $1,687,000.

The extraordinary gain, net of income taxes, relates to gains on the purchase of minority interests from certain minority interest holders at an amount less than the net book value of the minority interest liability on the date of purchase.

Liquidity and Capital Resources

Our 2007 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Total cash flow provided by operating activities was $8,803,203 (including $641,775 used in discontinued operations) during the period ended February 29, 2008, primarily due to a net income of $9,795,510, increases in income tax receivable, deferred income taxes and income taxes payable, net, of $3,088,678 and depreciation and amortization of $1,090,694, partially offset by increases in accounts receivable of $1,457,266 due to an increase in net patient service revenues, and decreases in accounts payable and accrued liabilities of $1,625,338.

Cash flow from investing activities

Total cash flow provided by investing activities was $17,711,757 (including $16,430,895 provided by discontinued operations) primarily related to the sale proceeds of the assets of the Baton Rouge facility and the land in The Woodlands, Texas, partially offset by purchases of property and equipment of $536,319.

Cash flow from financing activities

Total cash flow used in financing activities was $7,215,462 during the current period. During the six months ended February 29, 2008, the Company paid down the entire outstanding balance of $7,073,813 under its Credit Agreement and also paid down $222,800 related to the note payable for class action lawsuit settlement. The Company received $307,269 from the exercise of employees’ stock options.

The Company had working capital of $35,277,506 as of February 29, 2008, and maintained a liquid position by a current ratio of approximately 3.45 to 1.

The Company and certain of its subsidiaries on May 27, 2005 entered into a Credit and Security Agreement (the “Credit Agreement”) with Merrill Lynch Capital for a five-year revolving credit facility for up to $10 million, subject to a borrowing base based on eligible accounts receivable and further subject to a $2 million reserve until satisfaction of certain conditions. As of February 29, 2008 and as of the date of this filing, the Company had not drawn any amounts under the Credit Agreement and had the entire $8 million available to it based on its borrowing base at that date. The Company’s obligations are secured by a first priority security interest in all existing and future accounts receivable and accounts receivable-related items, other assets and deposit accounts of certain subsidiaries, a pledge of 75% of equity interest in the operating entities of the Garland and Pasadena facilities and a negative pledge for the equity interests in the Company and other subsidiaries. The real estate holding subsidiaries of Dynacq are not borrowers under the Credit Agreement, and their real estate and equipment assets are not pledged to secure the obligations under such facility.

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

Both SFAS No. 141(R) and SFAS No. 160 are effective beginning in our fiscal 2010. SFAS No. 141 (R) will be applied to business combinations that are consummated beginning in fiscal 2010, and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before fiscal 2010. We are currently evaluating these Statements and have not yet determined their effect on our consolidated financial statements.

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

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on funded debt. The Company had no amounts drawn as of February 29, 2008 and as of the date of this filing under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates based on the LIBOR rate plus 2.85%. Based on the amount outstanding, a 100 basis point change in the applicable interest rates would not have a material impact on the Company’s annual cash flow or income.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures over financial reporting as of the end of the period covered by this report, pursuant to Exchange Act Rule

13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of February 29, 2008, our internal disclosure controls and procedures over financial reporting were effective.

There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

Item 1A. Risk Factors.

The Company’s Risk Factors as disclosed in its Form 10-K for the year ended August 31, 2007 have not changed except that the first paragraph appearing below should be substituted for the fifth risk factor under “Risks Related to Our Business” on page 17 and the second paragraph appearing below should be added as the last entry under “Risks Related to Our Industry” on page 20 of that Form 10-K:

Certain defaults under the DeAn Joint Venture Agreement may place our investment in the China Project at risk.

We were late in making certain of our payments, and the Chinese government has not yet made $3.3 million in its payments, under the DeAn Joint Venture Agreement, each of which resulted in a technical default under that Agreement. Although Dynacq has received no notice of default, the remedies for failure to make a payment under the Joint Venture Agreement include loss of the right to vote on joint venture matters and the requirement to provide additional capital. In addition, Dynacq likely will not be able to meet the timetable for construction on the hospital set forth in the land use right agreement, in which case the land authority has the right to revoke the land use right without compensation to the Joint Venture and take over all construction and fixtures on the land. The Joint Venture may apply for an extension of the land use right, which if granted will require the Joint Venture to sign renewed land use right agreements and pay land premiums as required by the Land Bureau. If the Joint Venture is unsuccessful in obtaining an extension of the land use right, the land use right would be taken back by the government without payment. We are in the process of negotiating with the government, among other matters, the payment by the government of the amounts due under the Agreement, the sale by the government of its interest in the Joint Venture to a third party, and the extension of the dates for construction of the hospital. There can be no assurance that we will be successful in these negotiations, able to complete the construction and development of the China Project in a timely manner, or ultimately recover our investment in the China Project.

Changes to the Fee Guidelines

The Texas Workers’ Compensation 2008 Acute Care Hospital Outpatient and Inpatient Facility Fee Guidelines which became effective March 1, 2008 establish reimbursement amounts for workers’ compensation procedures performed at our facilities. Those amounts are determined by applying the most recently adopted and effective Medicare reimbursement formula and factors as published annually in the Federal Register, including identifying the appropriate ambulatory Payment Classification for outpatient, or Diagnosis Related Group for inpatient, services. The applicable classification or group is used to determine the maximum allowable reimbursement for the procedures performed unless not calculable using Fee Guidelines, in which case reimbursement will be determined on a fair and reasonable basis. Based on this new Fee Guideline, the reimbursement due the Company for workers’ compensation cases will be lower than we previously experienced. Although we have not yet completed our evaluation of the negative impact this will have for cases starting March 1, 2008, we anticipate discontinuing our focus on Texas workers’ compensation cases because of these lower reimbursement rates. Our patient service revenues may decrease as a result of both the decreased number of procedures and the lower reimbursement rates for workers’ compensation procedures still performed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maxiumum Number of Shares that May Yet be Purchased Under the Publcily Announced Plans or Programs(1)
December 1 – December 31, 2007	10,000	$3.80	460,676	—
January 1 – January 31, 2008	—	—	—	—
February 1 – February 29, 2008	—	—	—	—

Total	10,000		460,676	—

(1)

In January 2002, the Company had authorized the repurchase of up to 500,000 shares of common stock. There still remain 39,324 shares to be purchased under this program. However, on February 29, 2008, the Board of Directors authorized a program of repurchasing up to 2 million of its outstanding securities from time to time in open market transactions at prevailing prices on NASDAQ. See Item 5 below for a detailed discussion. Subsequent to the fiscal quarter ended February 29, 2008, the Company has purchased 76,954 shares of common stock as part of this new program at an average cost of $4.70 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Election of Directors and Ratification of Engagement of Independent Auditors

On February 15, 2008, the Company held its Annual Meeting of Stockholders. Each of our directors was reelected to serve until our next annual meeting of shareholders or until his respective successor is elected and qualified. The following table sets forth the results of the voting for the election of directors:

Nominee	For	Withheld	Abstentions and Broker Non-votes
Chiu M. Chan	12,712,373	132,210	—
Philip S. Chan	12,690,903	153,680	—
Stephen L. Huber	12,699,018	145,565	—
Earl R. Votaw	12,815,116	29,467	—
Ping S. Chu	12,815,582	29,001	—
James G. Gerace	12,815,520	29,063	—

The stockholders also ratified the engagement of Killman, Murrell & Company, P.C. as the independent auditors for the fiscal year ending August 31, 2008. The proposal to ratify received 12,834,779 affirmative votes and 8,718 negative votes, with 1,086 votes abstaining.

Item 5. Other Information.

On February 29, 2008 the Company began a program of repurchasing up to 2 million of its outstanding securities from time to time in open market transactions at prevailing prices on NASDAQ. The purchases of Company securities are being made through a broker in accordance with the “safe harbor” provisions of Rule 10b-18 of the Securities Exchange Act of 1934. The Company is making its daily purchases in accordance with each of the following conditions of Rule 10b-18: (i) purchases on any single day are effected from or through only one broker or dealer that is or has access to an electronic communication network or other alternative trading system in order to execute repurchases on behalf of the Company on that day; (ii) purchases are not the opening purchase reported in the consolidated system nor are they effected during the 30 minutes before the scheduled close of the primary trading session on NASDAQ; (iii) purchases are effected at a purchase price that does not exceed the higher of the highest independent bid or the last independent transaction price quoted or reported on NASDAQ at the time that purchase is effected; and (iv) the total volume of shares purchased by or for the Company and any of its affiliates in a single day will not exceed 25% of the average daily trading volume reported for Company stock for the four calendar weeks preceding the week in which the purchase is to be effected. The stock repurchase plan will expire when the maximum number of shares has been repurchased, but may be discontinued by the Company at any time.

Please refer to Item 2 above for purchases of Company securities made during and after the fiscal quarter ended February 29, 2008.

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

DYNACQ HEALTHCARE, INC.

Date: April 8, 2008	By:	/s/ Chiu M. Chan
Chiu M. Chan
Chief Executive Officer (duly authorized officer)

Date: April 8, 2008	By:	/s/ Philip S. Chan
Philip S. Chan
Chief Financial Officer (principal financial and accounting officer)

INDEX OF EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 15.1	Awareness Letter of Killman, Murrell & Company, P.C.

Exhibit 23.1	Consent of Killman, Murrell & Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.