Form 10-Q
period 2008-05-31
DYNACQ HEALTHCARE INC
filed 2008-07-15
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

As of July 3, 2008, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 15,706,403.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have reviewed the accompanying consolidated balance sheet of Dynacq Healthcare, Inc., as of May 31, 2008, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended May 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Killman, Murrell & Company, P.C.

Killman, Murrell & Company, P.C.

Houston, Texas

July 2, 2008

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	May 31, 2008	August 31, 2007
	(Reviewed)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$31,998,687	$5,436,787
Restricted cash	3,289,900	4,388,857
Current portion of accounts receivable, net of contractual allowances of approximately $138,462,000 and $68,187,000 at May 31, 2008 and August 31, 2007, respectively	16,365,604	10,526,365
Accounts receivable - other	—	17,704
Inventories	1,404,554	2,187,486
Prepaid expenses	1,300,747	430,391
Deferred tax assets	1,263,120	1,057,931
Income taxes receivable	782,797	1,519,138

Total current assets	56,405,409	25,564,659
Assets held for sale	4,027,172	13,187,738
Property and equipment, net	15,419,203	19,956,711
Long-term portion of accounts receivable, net of contractual allowances of approximately $73,725,000 and $128,981,000 at May 31, 2008 and August 31, 2007, respectively	8,713,900	19,911,300
Other assets	226,855	274,553

Total assets	$84,792,539	$78,894,961

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	May 31, 2008	August 31, 2007
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,794,456	$4,135,364
Accrued liabilities	3,482,050	5,653,672
Notes payable	473,137	7,526,181
Current portion of capital lease obligation	16,423	9,644
Current taxes payable	6,178,840	534,425

Total current liabilities	13,944,906	17,859,286
Non-current liabilities:
Long-term portion of note payable	373,907	731,401
Long-term portion of capital lease obligation	15,773	18,012
Deferred tax liabilities	238,187	426,327

Total liabilities	14,572,773	19,035,026

Minority interests	379,082	599,015

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 15,960,199 and 15,843,557 issued at May 31, 2008 and at August 31, 2007, respectively	15,960	15,844
Treasury stock, 253,465 and -0- shares at May 31, 2008 and August 31, 2007, respectively, at cost	(1,386,959)	—
Additional paid-in capital	14,845,120	13,829,616
Accumulated other comprehensive income	346,554	219,520
Retained earnings	56,020,009	45,195,940

Total stockholders’ equity	69,840,684	59,260,920

Total liabilities and stockholders’ equity	$84,792,539	$78,894,961

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Reviewed)

	Three months ended May 31,		Nine months ended May 31,
	2008	2007	2008	2007
Net patient service revenue	$14,175,897	$12,594,027	$49,098,080	$31,846,435

Costs and expenses:
Compensation and benefits	3,798,519	3,200,301	11,751,322	8,892,127
Medical services and supplies	4,367,174	2,230,286	10,749,871	6,431,784
Other operating expenses	3,492,331	3,824,997	11,293,288	12,446,129
Depreciation and amortization	496,201	413,760	1,522,681	1,631,433

Total costs and expenses	12,154,225	9,669,344	35,317,162	29,401,473

Operating income	2,021,672	2,924,683	13,780,918	2,444,962

Other income (expense):
Rent and other income	7,059	86,942	235,847	146,414
Interest income	96,664	6,102	125,650	25,318
Interest expense	(54,009)	(113,970)	(158,592)	(338,566)

Total other income (expense), net	49,714	(20,926)	202,905	(166,834)

Income before income taxes, minority interests and extraordinary gain	2,071,386	2,903,757	13,983,823	2,278,128
Minority interest in earnings	(15,304)	(28,182)	(97,046)	(50,903)

Income before income taxes	2,056,082	2,875,575	13,886,777	2,227,225
Provision for income taxes	(852,227)	—	(5,551,164)	—

Income from continuing operations	1,203,855	2,875,575	8,335,613	2,227,225
Loss from discontinued operations, net of income taxes	(175,296)	(264,237)	(354,093)	(1,699,389)
Gain on sale of discontinued operations, net of income taxes	—	—	2,761,184	—
Extraordinary gain, net of income taxes of $-0-, $-0-, $49,700 and $-0-, respectively	—	—	81,365	45,244

Net income	$1,028,559	$2,611,338	$10,824,069	$573,080

Basic earnings per common share:
Income from continuing operations	$0.08	$0.18	$0.53	$0.14
Income (loss) from discontinued operations, net of income taxes	(0.01)	(0.02)	(0.02)	(0.11)
Gain on sale of discontinued operations, net of income taxes	—	—	0.17	—
Extraordinary gain, net of income tax expense	—	—	0.01	—

Net income	$0.07	$0.17	$0.68	$0.04

Diluted earnings per common share:
Income from continuing operations	$0.07	$0.18	$0.50	$0.14
Income (loss) from discontinued operations, net of income taxes	(0.01)	(0.02)	(0.02)	(0.11)
Gain on sale of discontinued operations, net of income taxes	—	—	0.17	—
Extraordinary gain, net of income tax expense	—	—	—	—

Net income	$0.06	$0.17	$0.65	$0.04

Basic average common shares outstanding	15,796,387	15,740,711	15,845,039	15,740,711

Diluted average common shares outstanding	16,467,932	15,740,711	16,549,694	15,740,711

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Nine months ended May 31,
	2008	2007
Cash flows from operating activities
Net income	$10,824,069	$573,080
Less (income) loss from discontinued operations, net of income taxes	(2,407,091)	1,699,389

Net income before discontinued operations	8,416,978	2,272,469
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain, net of tax	(81,365)	(45,244)
Depreciation and amortization	1,522,681	1,784,260
Gain on sale of assets	(28,455)	—
Deferred income taxes	(466,935)	—
Minority interests	97,046	50,903
Charge for stock options to employees	373,275	—
Income tax benefit for employees’ exercise of incentive stock options	70,800	—
Changes in operating assets and liabilities:
Restricted cash	1,098,957	469,000
Accounts receivable	5,358,161	(2,224,706)
Inventories	782,932	(436,289)
Prepaid expenses	(883,495)	200,607
Income taxes receivable	736,341	—
Other assets	40,197	(57,221)
Accounts payable	(340,908)	(830,137)
Accrued liabilities	(2,171,622)	2,630,161
Income taxes payable	3,921,989	—

Cash provided by continuing activities	18,446,577	3,813,803
Cash used in discontinued activities	(872,157)	(1,325,108)

Net cash provided by operating activities	17,574,420	2,488,695

Cash flows from investing activities
Purchase of property and equipment	(792,728)	(353,465)
Proceeds from sale of assets	1,799,477	—
Purchase of accounts receivable – other	—	(312,449)
Collections on purchased accounts receivable - other	17,704	59,427

Cash provided by (used in) continuing activities	1,024,453	(606,487)
Cash provided by (used in) discontinued activities	16,430,895	(72,529)

Net cash provided by (used in) investing activities	$17,455,348	$(679,016)

(Continued)

See accompanying notes.

Consolidated Statements of Cash Flows (continued)

	Nine months ended May 31,
	2008	2007
Cash flows from financing activities
Principal payments on notes payable	$(7,410,538)	$(107,307)
Proceeds from notes payable	—	812,194
Purchase of minority interest	(256,308)	(143,000)
Payments on capital lease	(8,152)	(2,849)
Purchase of treasury shares	(1,386,959)	—
Proceeds from exercise of stock options	571,546	—

Cash provided by (used in) continuing activities	(8,490,411)	559,038
Cash used in discontinued activities	—	(117,376)

Net cash provided by (used in) financing activities	(8,490,411)	441,662

Effect of exchange rate changes on cash	22,543	30,871

Net increase in cash and cash equivalents	26,561,900	2,282,212
Cash at beginning of period	5,436,787	3,382,332

Cash at end of period	$31,998,687	$5,664,544

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$205,194	$345,234

Income taxes	$1,458,289	$—

Non cash investing and financing activities
Reduction in accrued liability	$—	$(1,400,000)
Note payable	—	1,400,000
Equipment from capital lease	(12,692)	(33,576)
Capital lease obligation	12,692	33,576
Asset held for sale	(4,027,172)	—
Property and equipment	4,027,172	—
Land cost from foreign currency gains	(178,097)	(138,952)
Foreign currency gains	178,097	138,952

	$—	$—

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

May 31, 2008

(Reviewed)

Basis of Presentation and Significant Accounting Policies

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $1.6 million and $2.1 million for the quarters ended May 31, 2008 and 2007, respectively, and $5.5 million and $7.3 million for the nine months ended May 31, 2008 and 2007, respectively. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2007. Operating results for the three and nine months period ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

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

Certain previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassifications was not significant to the prior year period’s overall presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Restricted Cash

Restricted cash includes $3.3 million as of May 31, 2008 for capital improvements in the Shanghai DeAn Joint Venture (“DeAn”), a joint venture formed under the laws of the Peoples Republic of China in which Dynacq owns a 70% equity interest.

Inventories

Inventories, consisting primarily of medical supplies, are stated at the lower of cost or market, with cost determined by use of the average cost method.

General

As of May 31, 2008, the Company operated one facility each in the Houston metropolitan area (Pasadena facility) and in the Dallas-Fort Worth area (Garland facility), a 70% equity interest in DeAn and 100% of the equity interest in Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a Chinese corporation formed to provide healthcare management services in China. DeAn owned land use rights for the construction of a hospital in

Shanghai and, as of June 1, 2008, manages the RuiAn Hospital in RuiAn, China. On July 14, 2008 the Company sold its interest in the property in Shanghai owned by DeAn and expects to transfer the management contract on the RuiAn Hospital to Dynacq-Huai Bei.

Assets Held for Sale

The Company sold its West Houston facility in the quarter ended February 28, 2007, its land in The Woodlands, Texas in the quarter ended November 30, 2007 and its Baton Rouge facility in the quarter ended February 29, 2008. The assets related to these facilities, and the property owned by DeAn in the amount of $4 million, have been classified as “Assets held for sale”.

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

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three months ended May 31,		Nine months ended May 31,
	2008	2007	2008	2007
Number of weighted average common shares outstanding	15,796,387	15,740,711	15,845,039	15,740,711
Assumed exercise of stock options	671,545	—	704,655	—

Average diluted shares outstanding	16,467,932	15,740,711	16,549,694	15,740,711

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income per share amounted to approximately 192,000 shares and 969,000 shares for the quarters ended May 31, 2008 and 2007, respectively.

Stock Based Compensation

The Company’s 2000 Stock Incentive Plan (the “Plan”) provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the Plan. As of May 31, 2008, there remain 2,178,854 shares which can be issued under the Plan, after giving effect to stock splits and shares issued under the Plan. All awards previously granted to employees under the Plan have been stock options, primarily intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”). The Plan also permits stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

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

For the quarter ended May 31, 2008, there were no equity-based compensation awards granted. Generally, options granted become exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after five to ten years. The following table summarizes the stock option activities for the nine months ended May 31, 2008 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1)
Outstanding, August 31, 2007	2,151	$3.77	—	$6,053,359
Granted	—	—	—	—
Exercised	(117)	4.90	—	377,927
Expired or canceled	(371)	5.37	—	—

Outstanding, May 31, 2008	1,663	$3.33	—	$4,724,669

(1)

These amounts represent the difference between the exercise price and $6.17, the closing price of Dynacq common stock on May 31, 2008 as reported on the NASDAQ stock market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dynacq common stock on the date of exercise.

For the three and nine months periods ended May 31, 2008, the Company received $264,277 and $571,546, respectively, for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $24,500 and $70,800 for the three and nine months periods ended May 31, 2008, respectively. There were no stock options exercised or tax benefit realized for the three and nine months periods ended May 31, 2007.

The following summarizes information related to stock options outstanding at May 31, 2008, and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 2.50 – 2.75	1,065	5.0	$2.52	—	$—
$ 4.44 – 5.00	598	5.2	4.77	598	4.77

Total	1,663	5.1	$3.33	598	$4.77

Additional information relating to the Plan at May 31, 2008 and August 31, 2007 is as follows (in thousands):

	May 31, 2008	August 31, 2007
Options exercisable	598	847
Options available for grant and reserved common stock shares for stock option plans	2,179	1,808

For the three and nine months periods ended May 31, 2008, stock-based compensation expense associated with the Company’s stock options was $124,425 and $373,275, respectively. The total unrecognized compensation expense for outstanding stock options as of May 31, 2008 was $1.6 million, and will be recognized, in general, over 3 years. The weighted average number of years to recognize the compensation expense is 1.5 years.

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

Revenue Recognition Policy

Through the fiscal year ended August 31, 2005, the Company did not participate in managed care contracts. In the quarter ended November 30, 2005, the Company began such participation and currently participates in a small number of managed care contracts. The Company records revenue pursuant to the following policy. The Company has established billing rates for its medical services which it bills as gross revenue as services are delivered. Gross billed revenues are then reduced by the Company’s estimate of the discount (contractual allowance) to arrive at net patient service revenues. Net patient service revenues are based on estimated or historical cash collections as discussed below and may not represent amounts ultimately expected to be collected. At such time as the Company can determine that ultimate collections have exceeded or have been less than the revenue recorded on a group of accounts, additional revenue or reduction in revenue is recorded as a change in estimate during the current period. The Company does adjust current period revenue for actual differences in estimated revenue recorded in prior periods and actual cash collections. As the Company is able to identify specific closed blocks of business, the Company compares the actual cash collections on gross billed charges to the estimated collections that were recorded in revenue. The Company records additional revenue or a reduction in revenue in the current period equal to the difference in the estimate recorded and the actual cash collected.

The Company has recorded additional revenue of $1,324,000 and $5,841,000 during the three and nine months ended May 31, 2008 related to amounts collected on Medical Dispute Resolution (“MDR”) accounts receivable. The Company settled various MDR claims for our Pasadena and Garland facilities and collected a total of $20,194,000 for dates of service ranging from 2001 to 2005. This amount represents payments received initially at the time of filing of the claim, additional monies received upon filing the MDR claim and the settlement amount. On these closed MDR accounts receivable, the Company had recognized approximately $14,353,000 as net revenue during the relevant fiscal years when the service was performed. Gross billings on this block of receivables were $27,453,000. Since the Company actually collected $5,841,000 more on this block of receivables, additional revenue of $682,000, $3,835,000 and $1,324,000 was recorded in the first, second and third quarter of the current fiscal year, respectively. We do not believe that the amount of additional revenues from MDR settlements reached in the first nine months of the current fiscal year is indicative of the amounts that will be obtained from settlements reached in the next nine months, since insurance companies who have not yet settled may be more likely to appeal their cases, which could delay settlement or a final judgment. Although we are unable to estimate with any certainty the progress of the settlements for the remaining cases, we anticipate that the rate of recovery that we have experienced to date on MDR accounts receivable will remain fairly constant but the amounts will be recovered over a longer period of time.

Contractual Allowance

Starting March 1, 2008, the Company computes its contractual allowance based on the estimated collections on its gross billed charges. Prior to March 1, 2008, the contractual allowance was calculated based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis by operating facility. This ratio of cash collections to billed services was then applied to the gross billed services by operating facility.

The change in the method of computing contractual allowance from being based on historical collections to being based on estimated collections of current billings is due to the Texas Workers’ Compensation 2008 Acute Care Hospital Outpatient and Inpatient Facility Fee Guidelines (“Guidelines”) which became effective March 1, 2008. The reimbursement amounts for Texas workers’ compensation cases with dates of service March 1, 2008 or later are determined by applying the most recently adopted and effective Medicare reimbursement formula and factors as published annually in the Federal Register. For dates of service prior to March 1, 2008, the reimbursement was based on then prevailing fee guidelines or regulatory guidelines, which were generally higher than the new fee Guidelines.

Prior to March 1, 2008, the reimbursement method for outpatient cases was different than that for inpatient cases. Because a fee guideline for outpatient services did not exist prior to March 1, 2008, these services were reimbursed based on a default rule which provides for reimbursement based on a “fair and reasonable rate.” However, since 2000, TWCC delegated the authority for determining “fair and reasonable charges” to insurance payors, which caused substantial under-reimbursement to the Company. Prior to March 1, 2008, reimbursement amounts for hospital inpatient cases were determined by applying either the “per diem” or “stop-loss” methodology in the 1997 Acute Care Inpatient Hospital Fee Guideline. The per-diem methodology applies where the audited charges do not exceed $40,000 and provides for the payment of $1,118 for a surgical admission and $870 for a non-surgical admission. The per-diem methodology also allows payment of implantables at cost plus 10%. The stop-loss methodology allows for the payment of 75% of audited charges and applies to all inpatient cases where the audited charges exceed $40,000. The appeal process within the TWCC took many years and forced the Company to recognize net revenue on the basis of its historical percentage collection instead of on the established TWCC Fee Guideline, due to the lack of an outpatient fee guideline and the lack of predictability of the Inpatient Fee Guideline.

Starting March 1, 2008, the Company estimates the contractual allowance for Texas workers’ compensation cases based on the new Guidelines, and for the other cases based on management’s estimate of collection amounts of gross billed charges. The historical collection for cases other than Texas workers’ compensation cases is primarily used as a guideline to estimate contractual allowance.

Under the new Guidelines, the reimbursement amounts for outpatient services are determined by applying the most recently adopted and effective Medicare Outpatient Prospective Payment System reimbursement formula and factors as published annually in the Federal Register including identifying appropriate ambulatory Payment Classification (“APC”). For inpatient services the reimbursement amounts are determined by applying the most recently adopted and effective Medicare Inpatient Prospective Payment system reimbursement formula including identifying the appropriate Diagnosis Related Group (“DRG”). Both fee Guidelines state that the applicable APCs and DRGs are used to determine the maximum allowable reimbursement (“MAR”) for the procedures performed. However, if a MAR value cannot be calculated using the fee Guidelines, then reimbursement shall be fair and reasonable. Implants, which are involved in most workers’ compensation procedures, can be reimbursed as part of the billed charges (using the higher of the two multipliers in each Guideline) or separately if billed separately (using the lesser of the two multipliers in each Guideline). The multiplier for outpatient services is 200%, or 130% if implants are billed separately, and for inpatient services is 143%, or 108% if implants are billed separately. Outlier payments for outpatient services are calculated by reducing the facility’s total billed charges by the billed charges for implants reimbursed separately and then multiplying the difference by a cost to charge ratio. For inpatient services the calculation is made by reducing the facility’s total billed charges by the billed charges for implants reimbursed separately. Implantables for both outpatient and inpatient services are reimbursed at the lesser of manufacturers’ invoice amount or the net amount (exclusive of rebates and discounts), plus 10% or $1,000 per billed item add-on, whichever is less, but not to exceed $2,000 per admission.

The following table shows gross revenues and contractual allowances for the three and nine months ended May 31, 2008 and 2007:

	Three months ended May 31,		Nine months ended May 31,
	2008(1)	2007	2008(1)	2007
Gross billed charges	$36,213,048	$26,347,712	$100,068,247	$73,239,936
Contractual allowance	22,037,151	13,753,685	50,970,167	41,393,501

Net revenue	$14,175,897	$12,594,027	$49,098,080	$31,846,435

Contractual allowance percentage	61%	52%	51%	57%

(1)

The contractual allowance percentage without the additional revenue discussed above under “Revenue Recognition Policy” would be 65% and 57% respectively for the three and nine months periods ended May 31, 2008.

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

Due to a number of factors outside the Company’s control, including a change in the Company’s reimbursement collection experience associated with potential changes in the reimbursement environment in which the Company operates, it is possible that management’s estimates of patient service revenues could change, which could have a material impact on the Company’s revenue and profitability in the future. It is very difficult for management to quantify with accuracy any reasonably likely effects that a change in estimate could have on the Company’s financial position and results of operations. However, management believes that the most reasonably likely effects that a change in estimate could have on the Company’s financial position and results of operations would be for the Company to collect amounts on accounts receivable greater than what is recorded on the books at May 31, 2008. The amount of such additional collections could range from zero to an amount that could approach $70 million, which represents the ultimate amount that the Company could collect on its MDR accounts receivable as of May 31, 2008 if all were settled in the Company’s favor. In accordance with the Company’s revenue recognition policy, accounts receivable are not written up to amounts ultimately expected to be collected until management can demonstrate that collections on an identifiable group of accounts are more than the revenue which was recorded on the identified group of accounts. Amounts are not written up to management’s estimated amounts due to the length of time it takes to ultimately settle the MDR accounts receivable and the current uncertainty associated with such settlements. Any change in this estimate would impact revenues in the statement of operations and cash in the statement of financial position.

New Fee Guidelines for Texas Workers’ Compensation Cases

Starting March 1, 2008, the Texas Workers’ Compensation 2008 Acute Care Hospital Outpatient and Inpatient Facility Fee Guidelines became effective. The reimbursement amounts are determined by applying the most recently adopted and effective Medicare reimbursement formula and factors as published annually in the Federal Register. However, if the maximum allowable reimbursement for the procedure performed cannot be calculated using these fee Guidelines, then reimbursement shall be determined on a fair and reasonable basis. See “Contractual Allowance” for a more complete description of the bases for determining reimbursement amounts under the Guidelines.

Based on these new Guidelines, the reimbursement due the Company for workers’ compensation cases is lower than we previously experienced. The Company has continued accepting Texas workers’ compensation cases, and has not made any substantial changes in its focus towards such cases. Our net patient service revenue has decreased for Texas workers’ compensation cases as a percentage of gross billings primarily as a result of lower reimbursement rates for workers’ compensation procedures still being performed.

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

Discontinued Operations

The Company sold its interest in the property owned by DeAn on July 14, 2008.

The Company sold its West Houston facility in the quarter ended February 28, 2007, its land in The Woodlands, Texas in the quarter ended November 30, 2007 and its Baton Rouge facility in the quarter ended February 29, 2008. The assets related to these facilities have been classified as “Assets held for sale”.

The Company has accounted for its Baton Rouge and West Houston facilities and its operations in DeAn as discontinued operations, and has reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to the Company’s discontinued operations for the three and nine months ended May 31, 2008 and 2007 is as follows:

	Three months ended May 31,		Nine months ended May 31,
	2008	2007	2008	2007
Net patient service revenue	$—	$3,303,918	$3,796,025	$7,877,514
Costs and expenses	(302,593)	(3,568,047)	(4,512,722)	(9,612,253)
Other income (expense)	16,797	(108)	144,304	35,350

Loss before income taxes	(285,796)	(264,237)	(572,393)	(1,699,389)
Benefit for income taxes	110,500	—	218,300	—

Loss from discontinued operation, net of income taxes	(175,296)	(264,237)	(354,093)	(1,699,389)

Gain on sale of discontinued operations	—	—	4,448,184	—
Provision for income taxes	—	—	(1,687,000)	—

Gain on sale of discontinued operations, net of income taxes	—	—	2,761,184	—

Total income (loss) from discontinued operations, net of income taxes	$(175,296)	$(264,237)	$2,407,091	$(1,699,389)

Minority Interests

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 1% to 1.5% at May 31, 2008).

Comprehensive Income

Comprehensive income for the three and nine month periods ended May 31, 2008 and 2007 is as follows:

	Three months ended May 31,		Nine months ended May 31,
	2008	2007	2008	2007
Net income	$1,028,559	$2,611,338	$10,824,069	$573,080
Foreign currency translation adjustment, net of taxes of $(23,094), $-0-, $73,606 and $-0-, respectively	(42,892)	49,132	127,034	169,823

Comprehensive income	$985,667	$2,660,470	$10,951,103	$742,903

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

Executive Summary

Transactions in China

The DeAn Joint Venture (“DeAn”), which was formed for the purpose of constructing, owning and operating a hospital in Shanghai, China, had entered into land use agreements with the Chinese government under which it leased, for a term of 50 years, approximately 28.88 acres of government-owned land on which the hospital would be constructed. After protracted negotiations with the Chinese government for, among other matters, the payment by the government of the amounts due by it under the Joint Venture Agreement which it had not funded, the sale by the government of its interest in DeAn to a third party, and the extension of the dates for completion of construction of the hospital, the Company agreed to sell its interest in the property owned by DeAn for the construction of the hospital for approximately $4.6 million U.S., net of commissions. Proceeds of the sale were received on July 14, 2008.

The Company has formed a wholly owned subsidiary, Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a Chinese corporation, to provide healthcare management services in China. As of the date of this filing, Dynacq has capitalized Huai Bei with $10 million U.S.

Effective June 1, 2008, DeAn entered into a management agreement with RuiAn City Department of Health to manage the operations, human resources and financials of the RuiAn Hospital. The Company expects to transfer the management contract on the RuiAn Hospital to Dynacq-Huai Bei and to dissolve DeAn.

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

The Company continues to be successful in its pursuit of collections regarding the stop-loss cases pending before SOAH. As of May 31, 2008, approximately 300 of the Company’s pending cases in which the application of the stop-loss methodology was at issue have been decided in the Company’s favor; however nearly all of SOAH’s decisions in these cases have been appealed by the insurance carriers to the District Court. Approximately 30 of the Company’s pending stop-loss cases have been heard and are awaiting a decision from SOAH.

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

New Fee Guidelines for Texas Workers’ Compensation Cases

Starting March 1, 2008, the Texas Workers’ Compensation 2008 Acute Care Hospital Outpatient and Inpatient Facility Fee Guidelines (the “Guidelines”) became effective. The reimbursement amounts are determined by applying the most recently adopted and effective Medicare reimbursement formula and factors as published annually in the Federal Register. However, if the maximum allowable reimbursement for the procedure performed cannot be calculated using these fee Guidelines, then reimbursement shall be determined on a fair and reasonable basis. See “Update on Critical Accounting Policies and Estimates—Contractual Allowance for a more complete description of the bases for determining reimbursement amounts under the Guidelines.

Based on these new Guidelines, the reimbursement due the Company for workers’ compensation cases is lower than we previously experienced. The Company has continued accepting Texas workers’ compensation cases, and has not made any substantial changes in its focus towards such cases. Our net patient service revenue for Texas workers’ compensation cases as a percentage of gross billings has decreased primarily as a result of lower reimbursement rates for workers’ compensation procedures still being performed.

Repurchase of Common Stock

Of the 2 million shares authorized to be repurchased in February 2008, the Company repurchased 243,465 shares in the third quarter ended May 31, 2008 at an average cost of $5.54 per share. Subsequent to the fiscal quarter ended May 31, 2008 and through July 14, 2008, the Company has repurchased an additional 38,902 shares at an average cost of $6.13 per share.

Net Patient Service Revenues

Net patient service revenues for the quarter ended May 31, 2008 increased $1,581,870, or 13%, from the third fiscal quarter of 2007. The increase is primarily due to additional revenues of $1,324,000 recognized in the quarter ended May 31, 2008 on closed MDR accounts receivable and also due to an increase in the number of inpatient cases. The amount of additional revenues from MDR settlements reached in the first nine months of the current fiscal year may not be indicative of the amounts that may be obtained from settlements reached for the remainder of the fiscal year ending August 31, 2008 or even after that. We are unable to estimate with any certainty the progress of the settlements for the remaining cases.

Overall, the number of cases increased 157, or 21%, from 732 cases for the fiscal quarter ended May 31, 2007 to 889 cases during the fiscal quarter ended May 31, 2008. However, the number of inpatient cases increased 212, or 112%, from 190 inpatient cases in 2007 to 402 cases in 2008.

Costs and Expenses

Costs and expenses increased $2,484,881, or 26%, in the third fiscal quarter of the current year, compared to that of the prior year, primarily due to an increase in medical services and supplies. Medical services and supplies increases were due to an increase in the number of inpatient cases.

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

Update on Critical Accounting Policies and Estimates

Contractual Allowance

Starting March 1, 2008, the Company computes its contractual allowance based on the estimated collections on its gross billed charges. Prior to March 1, 2008, the contractual allowance was calculated based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis by operating facility. This ratio of cash collections to billed services was then applied to the gross billed services by operating facility.

The change in the method of computing contractual allowance from being based on historical collections to being based on estimated collections of current billings is due to the adoption of the Guidelines effective March 1, 2008. The reimbursement amounts for Texas workers’ compensation cases with dates of service March 1, 2008 or later are determined by applying the most recently adopted and effective Medicare reimbursement formula and factors as published annually in the Federal Register. For dates of service prior to March 1, 2008, the reimbursement was based on then prevailing fee guidelines or regulatory guidelines, which were generally higher than the new Guidelines.

Prior to March 1, 2008, the reimbursement method for outpatient cases was different than that for inpatient cases. Because a fee guideline for outpatient services did not exist prior to March 1, 2008, these services were reimbursed based on a default rule which provides for reimbursement based on a “fair and reasonable rate.” However, since 2000, TWCC delegated the authority for determining “fair and reasonable charges” to insurance payors, which caused substantial under-reimbursement to the Company. Prior to March 1, 2008, reimbursement amounts for hospital inpatient cases were determined by applying either the “per diem” or “stop-loss” methodology in the 1997 Acute Care Inpatient Hospital Fee Guideline. The per-diem methodology applies where the audited charges do not exceed $40,000 and provides for the payment of $1,118 for a surgical admission and $870 for a non-surgical admission. The per-diem methodology also allows payment of implantables at cost plus 10%. The stop-loss methodology allows for the payment of 75% of audited charges and applies to all inpatient cases where the audited charges exceed $40,000. The appeal process within the TWCC took many years and forced the Company to recognize net revenue on the basis of its historical percentage collection instead of on the established TWCC Fee Guideline, due to the lack of an outpatient fee guideline and the lack of predictability of the Inpatient Fee Guideline.

Starting March 1, 2008, the Company estimates the contractual allowance for Texas workers’ compensation cases based on the new Guidelines, and for the other cases based on management’s estimate of collection amounts of gross billed charges. The historical collection for cases other than Texas workers’ compensation cases is primarily used as a guideline to estimate contractual allowance.

Under the new Guidelines, the reimbursement amounts for outpatient services are determined by applying the most recently adopted and effective Medicare Outpatient Prospective Payment System reimbursement formula and factors as published annually in the Federal Register including identifying appropriate ambulatory Payment Classification (“APC”). For inpatient services the reimbursement amounts are determined by applying the most recently adopted and effective Medicare Inpatient Prospective Payment system reimbursement formula including identifying the appropriate Diagnosis Related Group (“DRG”). Both fee Guidelines state that the applicable APCs and DRGs are used to determine the maximum allowable reimbursement (“MAR”) for the procedures performed. However, if a MAR value cannot be calculated using the fee Guidelines, then reimbursement shall be fair and reasonable. Implants, which are involved in most workers’ compensation procedures, can be reimbursed as part of the billed charges (using the higher of the two multipliers in each Guideline) or separately if billed separately (using the lesser of the two multipliers in each Guideline). The multiplier for outpatient services is 200%, or 130% if implants are billed separately, and for inpatient services is 143%, or 108% if implants are billed separately. Outlier payments for outpatient services are calculated by reducing the facility’s total billed charges by the billed charges for implants reimbursed separately and then multiplying the difference by a cost to charge ratio. For inpatient services the calculation is made by reducing the facility’s total billed charges by the billed charges for implants reimbursed separately. Implantables for both outpatient and inpatient services are reimbursed at the lesser of manufacturers’ invoice amount or the net amount (exclusive of rebates and discounts), plus 10% or $1,000 per billed item add-on, whichever is less, but not to exceed $2,000 per admission.

There have been no other changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended May 31, 2008. For a discussion of our critical accounting policies see above and also read the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2007.

Results of Operations

	Three months ended May 31,				Nine months ended May 31,
	2008		2007		2008		2007
Net patient service revenue	$14,175,897	100%	$12,594,027	100%	$49,098,080	100%	$31,846,435	100%

Costs and expenses:
Compensation and benefits	3,798,519	27	3,200,301	25	11,751,322	24	8,892,127	28
Medical services and supplies	4,367,174	31	2,230,286	18	10,749,871	22	6,431,784	20
Other operating expenses	3,492,331	25	3,824,997	30	11,293,288	23	12,446,129	39
Depreciation and amortization	496,201	4	413,760	3	1,522,681	3	1,631,433	5

Total costs and expenses	12,154,225	86	9,669,344	77	35,317,162	72	29,401,473	92

Operating income	2,021,672	14	2,924,683	23	13,780,918	28	2,444,962	8
Other income (expense), net	49,714	—	(20,926)	—	202,905	—	(166,834)	(1)
Minority interest in earnings	(15,304)	—	(28,182)	—	(97,046)	—	(50,903)	—

Income before income taxes	2,056,082	15	2,875,575	23	13,886,777	28	2,227,225	7
Provision for income taxes	(852,227)	(6)	—	—	(5,551,164)	(11)	—	—

Income from continuing operations	1,203,855	8	2,875,575	23	8,335,613	17	2,227,225	7
Loss from discontinued operations, net of income taxes	(175,296)	(1)	(264,237)	(2)	(354,093)	(1)	(1,699,389)	(5)
Gain on sale of discontinued operations, net of income taxes	—	—	—	—	2,761,184	6	—	—
Extraordinary gain, net of income tax expense	—	—	—	—	81,365	—	45,244	—

Net income	$1,028,559	7%	$2,611,338	21%	$10,824,069	22%	$573,080	2%

Operational statistics (Number of medical procedures)
Inpatient:
Bariatrics	240		101		633		215
Orthopedics	78		59		219		228
Other	84		30		162		47

Total inpatient procedures	402		190		1,014		490

Outpatient:
Orthopedics	170		113		398		302
Other	317		429		993		1,232

Total outpatient procedures	487		542		1,391		1,534

Total procedures	889		732		2,405		2,024

Three Months Ended May 31, 2008 Compared to the Three Months Ended May 31, 2007

Net patient service revenue increased by $1,581,870, or 13%, from $12,594,027 to $14,175,897, and total surgical cases increased by 21% from 732 cases to 889 cases for the quarters ended May 31, 2007 and May 31, 2008, respectively. Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase/(decrease) from 2007 to 2008
Facility	Net patient service revenue	Cases
Pasadena	54%	19%
Garland	(4)	23
Overall	13	21

The Garland and Pasadena facilities had an increase in inpatient cases due to recruitment of additional physicians. The increase is primarily due to additional revenues of $1,324,000 recognized in the quarter ended May 31, 2008 on closed MDR accounts receivable and also due to an increase in the number of inpatient cases. Overall, the number of cases increased 157, or 21%, from 732 cases for the fiscal quarter ended May 31, 2007 to 889 cases during the fiscal quarter ended May 31, 2008. However, the number of inpatient cases increased 212, or 112%, from 190 inpatient cases in 2007 to 402 cases in 2008. Inpatient cases typically have a higher average reimbursement per case.

According to the Company’s revenue recognition policy, the Company has recorded additional revenue of $1,324,000 and $5,841,000 during the three and nine months ended May 31, 2008 related to amounts collected on MDR accounts receivable. The Company settled various MDR claims for our Pasadena and Garland facilities and collected a total of $20,194,000 for dates of service ranging from 2001 to 2005. This amount represents payments received initially at the time of filing of the claim, additional monies received upon filing the MDR claim and the settlement amount. On these closed MDR accounts receivable, the Company had recognized approximately $14,353,000 as net revenue during the relevant fiscal years when the service was performed. Gross billings on this block of receivables were $27,453,000. Since the Company actually collected $5,841,000 more on this block of receivables, additional revenue of $682,000, $3,835,000 and $1,324,000 was recorded in the first, second and third quarter of the current fiscal year, respectively. . We do not believe that the amount of additional revenues from MDR settlements reached in the first nine months of the current fiscal year is indicative of the amounts that will be obtained from settlements reached in the next nine months, since insurance companies who have not yet settled may be more likely to appeal their cases, which could delay settlement or a final judgment. Although we are unable to estimate with any certainty the progress of the settlements for the remaining cases, we anticipate that the rate of recovery that we have experienced to date on MDR accounts receivable will remain fairly constant but the amounts will be recovered over a longer period of time.

Starting March 1, 2008, the Texas Workers’ Compensation 2008 Acute Care Hospital Outpatient and Inpatient Facility Fee Guidelines became effective. Based on these new Guidelines, the reimbursement due the Company for workers’ compensation cases is lower than we previously experienced. The Company has continued accepting Texas workers’ compensation cases, and has not made any substantial changes in its focus towards such cases. Our patient service revenue for Texas workers’ compensation cases as a percentage of gross billings has decreased primarily as a result of lower reimbursement rates for workers’ compensation procedures still being performed.

Excluding the above-mentioned additional revenues, net patient service revenue per case decreased $2,748 or 16%, from $17,205 in 2007 to $14,457.

Starting March 1, 2008, the Company estimates the contractual allowance for Texas workers’ compensation cases based on the new fee Guidelines, and for the other cases based on management’s estimate of collection percentage of gross billed charges. The historical collection for non-Texas workers’ compensation cases is primarily used as a guideline to estimate contractual allowance. Prior to March 1, 2008, the contractual allowance was calculated based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis by operating facility. In compliance with this revenue recognition policy, the Company’s contractual allowance as a percentage of gross patient revenue increased from 52% in 2007 to 65% (excluding the additional revenue of $1,324,000) in 2008.

Total costs and expenses increased by $2,484,881, or 26%, from $9,669,344 in 2007 to $12,154,225 in 2008. The following discusses the various changes in costs and expenses:

•

Compensation and benefits increased by $598,218, or 19%. During the quarter ended May 31, 2008, the Company incurred a $124,425 non-cash pre-tax compensation expense related to employees’ incentive stock options granted in fiscal year 2007. Excluding this non-cash compensation expense, the increase in compensation and benefits in the current fiscal quarter is 15% compared to the prior fiscal year, primarily due to an increase in number of cases.

•	Medical services and supplies expenses increased by $2,136,888, or 96%, while the number of surgery cases increased 21%. The increase was primarily due to a 112% increase in the number of inpatient procedures, which typically require more medical services and supplies.

•

Other operating expenses decreased by $332,666, or 9%. Even though the net patient service revenue increased by 13%, the marginal decrease in other operating expenses was due to the continued efforts made by the Company to reduce costs and expenses.

The loss from discontinued operations represents the loss in the DeAn Joint Venture. For the period in 2007, this loss was partially offset by approximately $51,000 gain at our Baton Rouge facility.

Nine Months Ended May 31, 2008 Compared to the Nine Months Ended May 31, 2007

Net patient service revenue increased by $17,251,645, or 54%, from $31,846,435 to $49,098,080 and total surgical cases increased by 19% from 2,024 cases to 2,405 cases for the nine months ended May 31, 2007 and May 31, 2008, respectively. Following are the changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase/(decrease) from 2007 to 2008
Facility	Net patient service revenue	Cases
Pasadena	66%	(5)%
Garland	47	43
Overall	54	19

The Garland and Pasadena facilities had an increase in inpatient cases due to recruitment of additional physicians. The increase is primarily due to additional revenues of $5,841,000 recognized during the nine months ended May 31, 2008 on closed MDR accounts receivable and also due to an increase in the number of inpatient cases. Overall, the number of cases increased 381, or 19%, from 2,024 cases for the nine months ended May 31, 2007 to 2,405 cases during the nine months ended May 31, 2008. However, the number of inpatient cases increased 524, or 107%, from 490 inpatient cases in 2007 to 1,014 cases in 2008. Inpatient cases typically have a higher average reimbursement per case.

According to the Company’s revenue recognition policy, the Company has recorded additional revenue of $1,324,000 and $5,841,000 during the three and nine months ended May 31, 2008 related to amounts collected on MDR accounts receivable. The Company settled various MDR claims for our Pasadena and Garland facilities and collected a total of $20,194,000 for dates of service ranging from 2001 to 2005. This amount represents payments received initially at the time of filing of the claim, additional monies received upon filing the MDR claim and the settlement amount. On these closed MDR accounts receivable, the Company had recognized approximately $14,353,000 as net revenue during the relevant fiscal years when the service was performed. Gross billings on this block of receivables were $27,453,000. Since the Company actually collected $5,841,000 more on this block of receivables, additional revenue of $682,000, $3,835,000 and $1,324,000 was recorded in the first, second and third quarter of the current fiscal year, respectively. We do not believe that the amount of additional revenues from MDR settlements reached in the first nine months of the current fiscal year is indicative of the amounts that will be obtained from settlements reached in the next nine months, since insurance companies who have not yet settled may be more likely to appeal their cases, which could delay settlement or a final judgment. Although we are unable to estimate with any certainty the progress of the settlements for the remaining cases, we anticipate that the rate of recovery that we have experienced to date on MDR accounts receivable will remain fairly constant but the amounts will be recovered over a longer period of time.

Starting March 1, 2008, the Texas Workers’ Compensation 2008 Acute Care Hospital Outpatient and Inpatient Facility Fee Guidelines became effective. Based on these new Guidelines, the reimbursement due the Company for workers’ compensation cases is lower than we previously experienced. The Company has continued accepting Texas workers’ compensation cases, and has not made any substantial changes in its focus towards such cases. Our patient service revenue for Texas workers’ compensation cases as a percentage of gross billings has decreased primarily as a result of lower reimbursement rates for workers’ compensation procedures still being performed.

Excluding the above-mentioned additional revenues, net patient service revenue per case increased $2,252, or

14%, from $15,734 in 2007 to $17,986 in 2008.

Starting March 1, 2008, the Company estimates the contractual allowance for Texas workers’ compensation cases based on the new Guidelines, and for the other cases based on management’s estimate of collection percentage of gross billed charges. The historical collection for non-Texas workers’ compensation cases is primarily used as a guideline to estimate contractual allowance. Prior to March 1, 2008, the contractual allowance was calculated based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis by operating facility. In compliance with this revenue recognition policy, the Company’s contractual allowance as a percentage of gross patient revenue was consistent at 57% for the both the periods in 2007 and in 2008 (excluding the additional revenue of $5,841,000).

Total costs and expenses increased by $5,915,689, or 20%, from $29,401,473 in 2007 to $35,317,162 in 2008. The following discusses the various changes in costs and expenses:

•

Compensation and benefits increased by $2,859,195, or 32%. During the nine months period ended May 31, 2008, the Company incurred a $373,275 non-cash pre-tax compensation expense related to employees’ incentive stock options granted in fiscal year 2007. Excluding this non-cash compensation expense, the increase in compensation and benefits in the current period is 28% compared to the prior fiscal year, primarily due to an increase in number of cases, and also due to annual cash incentive bonus paid to employees.

•

Medical services and supplies expenses increased by $4,318,087, or 67%, while the number of surgery cases increased 19%. The increase was primarily due to a 107% increase in the number of inpatient procedures, which typically require more medical services and supplies.

•

Other operating expenses decreased by $1,152,841, or 9%. Even though the net patient service revenue increased, the marginal decrease in other operating expenses is due to the continued efforts made by the Company to reduce costs and expenses.

The loss from discontinued operations represents the loss in the DeAn Joint Venture and at our Baton Rouge facility and, for the nine months period ended May 31, 2007, the West Houston facility.

The gain on sale of discontinued operations during the nine months period ended May 31, 2008 was $4,448,184. Provision for income taxes on this gain was $1,687,000.

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

Cash flow from operating activities

Total cash flow provided by operating activities was $17,574,420 (including $872,157 used in discontinued operations) during the period ended May 31, 2008, primarily due to a net income of $10,824,069, decrease in accounts receivable of $5,358,161, increases in income tax payable of $3,921,989, depreciation and amortization of $1,522,681 and decrease in restricted cash of $1,098,957, partially offset by payments on accounts payable and accrued liabilities of $2,512,530.

Cash flow from investing activities

Total cash flow provided by investing activities was $17,455,348 (including $16,430,895 provided by discontinued operations) primarily related to the sale proceeds of the assets of the Baton Rouge facility and the land in The Woodlands, Texas, partially offset by purchases of property and equipment of $792,728.

Cash flow from financing activities

Total cash flow used in financing activities was $8,490,411 during the current period. During the nine months ended May 31, 2008, the Company paid down the entire outstanding balance of $7,073,813 under its Credit Agreement and also paid down $336,725 on the note payable for the class action lawsuit settlement. The Company repurchased 253,465 treasury shares for $1,386,959, at an average cost of $5.47 per share. The Company received $571,546 from the exercise of employees’ stock options.

The Company had working capital of $42,460,503 as of May 31, 2008, and maintained a liquid position by a current ratio of approximately 4.04 to 1.

The Company and certain of its subsidiaries on May 27, 2005 entered into a Credit and Security Agreement (the “Credit Agreement”) with Merrill Lynch Capital for a five-year revolving credit facility for up to $10 million, subject to a borrowing base based on eligible accounts receivable and further subject to a $2 million reserve until satisfaction of certain conditions. As of May 31, 2008 and as of the date of this filing, the Company had not drawn any amounts under the Credit Agreement and had the entire $8 million available to it based on its borrowing base at that date. The Company’s obligations are secured by a first priority security interest in all existing and future accounts receivable and accounts receivable-related items, other assets and deposit accounts of certain subsidiaries, a pledge of 75% of equity interest in the operating entities of the Garland and Pasadena facilities and a negative pledge for the equity interests in the Company and other subsidiaries. The real estate holding subsidiaries of Dynacq are not borrowers under the Credit Agreement, and their real estate and equipment assets are not pledged to secure the obligations under such facility.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures about derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not currently have any derivative instruments or hedging activities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to the Company’s operations result primarily from changes in interest rates as well as credit risk concentrations. Except for the capital contributions of approximately $9 million to date to DeAn and capital contributions of approximately $8.2 million to Dynacq-Huai Bei, the majority of which are in local currency, all of the Company’s contracts are denominated in U.S. dollars and, therefore, the Company has no significant foreign currency risk.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on funded debt. The Company had no amounts drawn as of May 31, 2008 and as of the date of this filing under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates based on the LIBOR rate plus 2.85%. Based on the amount outstanding, a 100 basis point change in the applicable interest rates would not have a material impact on the Company’s annual cash flow or income.

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

Credit Risks

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash investments and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of FDIC and Securities Investor Protection Corporation insurance limits; however, management believes that these financial institutions are of high quality and the risk of loss is minimal. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, but does not require collateral from these parties.

Item 4.	Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of May 31, 2008, our internal disclosure controls and procedures were effective.

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

The Company’s Risk Factors as disclosed in its Form 10-K for the year ended August 31, 2007 and as amended by our Form 10-Q for the quarter ended February 29, 2008, have not changed except for the following:

(i)	under “Risks Related to Our Business” on page 17 the first paragraph appearing below should be substituted for the fifth risk factor and the second paragraph appearing below should be substituted for the sixth risk factor,

(ii)	under “Risks Related to Our Industry” on page 20 the third paragraph appearing below should be added as the last entry in that section, and

(iii)	under “Market Risks Related to our Stock” on page 21 the fourth paragraph appearing below should be substituted for the second risk factor in that section.

Our lack of success in obtaining necessary local government participation for the DeAn Joint Venture to construct, own and operate a hospital in Shanghai may be indicative of the difficulties involved in foreign investment in China.

DeAn was formed for the purpose of constructing, owning and operating a hospital in Shanghai, China and on May 16, 2005 entered into land use agreements with the Chinese government under which it leased, for a term of 50 years, approximately 28.88 acres of government-owned land on which the hospital would be constructed. The Company has been engaged in protracted negotiations for several years for, among other matters, the payment by the local government of the unfunded amounts due by it under the Joint Venture Agreement, the sale by the local government of its interest in DeAn to a third party, and the extension of the dates for construction of the hospital, none of which proved successful. As a result, the Company has sold its interest in the property owned by DeAn for the construction of the Shanghai hospital. Although management believes that its 100% foreign owned domestic corporation, Dynacq-Huai Bei, will have certain advantages in operating in China which were not available to DeAn which was only 70% owned by Dynacq, there can be no assurances that those advantages will be realized or that Dynacq-Huai Bei will be able to own, operate or manage hospitals in China. Dynacq may only be able to obtain certain hospital management arrangements in China by entering into joint ventures with the local government. As a result, we will not have total control over the joint venture, and there can be no assurances that the local government will be able to fulfill its commitments to our joint venture arrangements. DeAn has requested the consent of the RuiAn City Department of Health to assign the management of the RuiAn Hospital from DeAn to Dynacq-Huai Bei; that consent is not required to be given under the management contract.

Our expansion into international operations could be harmed by economic, political, regulatory and other risks associated with doing business in foreign countries.

The risks associated with international expansion could adversely affect our ability to expand our business. Expansion of our operations into new markets entails substantial working capital and capital requirements associated with complying with a variety of foreign laws and regulations, complexities related to obtaining agreements from foreign governments and third parties, foreign taxes, and financial risks, such as those related to foreign currency fluctuations. International expansion will also be subject to general geopolitical risks, such as political and economic instability and changes in diplomatic relationships. In many market areas, other healthcare facilities and companies already have significant presence, the effect of which could be to make it more difficult for us to attract patients and recruit qualified physicians. There can be no assurances that we will be able to successfully manage the hospital in RuiAn or other hospitals that we may enter into contracts to manage. The failure to do so, including the failure to attract patients and to recruit qualified physicians to those facilities, could have a material adverse effect on our business, financial condition and results of operations.

Recent changes to the Fee Guidelines for Texas workers’ compensation cases have resulted in lower reimbursement and may result in a decrease in the number of those type of procedures performed.

The Texas Workers’ Compensation 2008 Acute Care Hospital Outpatient and Inpatient Facility Fee Guidelines which became effective March 1, 2008 establish reimbursement amounts for workers’ compensation procedures performed at our facilities. Those amounts are determined by applying the most recently adopted and effective Medicare reimbursement formula and factors as published annually in the Federal Register, including identifying the appropriate ambulatory Payment Classification for outpatient, or Diagnosis Related Group for inpatient, services. The applicable classification or group is used to determine the maximum allowable reimbursement for the procedures performed unless not calculable using Guidelines, in which case reimbursement will be determined on a fair and reasonable basis. Based on these new Guidelines, the reimbursement due the Company for workers’ compensation cases is lower than we previously experienced. Our net patient service revenues attributable to Texas workers’ compensation cases as a percentage of gross billings have decreased and may continue to decrease as a result of both the decreased number of procedures and the lower reimbursement rates for workers’ compensation procedures still being performed.

Our common stock has a limited trading market, which could affect your ability to sell shares of our common stock and the price you may receive for our common stock.

Our common stock is currently quoted on the Nasdaq Global Markets. There is only limited trading activity in our securities. We have a relatively small public float compared to our market capitalization. Accordingly, we cannot predict the extent to which investors’ interest in our common stock will provide an active and liquid trading market. Due to our limited public float, we may be vulnerable to investors taking a “short position” in our common stock, which would likely have a depressing effect on the price of our common stock and add increased volatility to our trading market. Furthermore, we have been, and in the future may be subject to, class action lawsuits that further increase market volatility. The volatility of the market for our common stock could have a materially adverse effect on our business, results of operations and financial condition. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
March 1 – March 31, 2008	67,554	$4.67	67,554	1,932,446
April 1 – April 30, 2008	85,372	5.66	85,372	1,847,074
May 1 – May 31, 2008	90,539	6.07	90,539	1,756,535

Total	243,465	$5.54	243,465	1,756,535

(1)

On February 29, 2008, the Board of Directors authorized a program of repurchasing up to 2 million of its outstanding securities from time to time in open market transactions at prevailing prices on NASDAQ. Prior to the quarter ended May 31, 2008, the Company had repurchased 10,000 shares of common stock at an average cost of $3.80 per share. Subsequent to the fiscal quarter ended May 31, 2008 and through July 14, 2008, the Company has repurchased 38,902 shares of common stock as part of this program at an average cost of $6.13 per share.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Effective July 14, 2008, Dynacq sold its interest in the property owned by DeAn for approximately $4.6 million U.S., net of commissions.

DeAn was formed for the purpose of constructing, owning and operating a hospital in Shanghai, China and had entered into land use agreements with the Chinese government under which it leased, for a term of 50 years, approximately 28.88 acres of government-owned land on which the hospital would be constructed. During June of 2006 and 2007 the Company was late in making the capital contributions due by it under the Joint Venture Agreement, and the Chinese government did not make its required payments, each of which resulted in a technical default under that Agreement. The Company has never received notice of default under the Agreement. Once the capital contributions of the Company were made current in July 2007, and in the absence of any required capital contributions being made by the Chinese government, the Company began negotiating for the extension of the deadline for completion of construction of the hospital or the sale by the government of its interest in DeAn to a third party. The Company’s protracted negotiations with the Chinese government for, among other matters, the payment by the government of the amounts due under the Agreement, the sale by the government of its interest in DeAn to a third party, and the extension of the dates for construction of the hospital, have been unsuccessful. As a result, the Company notified the Chinese government of its intent to sell its interest in DeAn, and the sale was consummated on July 14, 2008. The net proceeds to the Company after deducting commissions were approximately $4.6 million. The Company will realize a net gain of approximately $550,000 in the sale of its interest in DeAn.

The Company expects to transfer the Agreement to Assign Management between DeAn and RuiAn City Department of Health (“RuiAn”), reported on Form 8-K of the Company filed on June 25, 2008 to Dynacq-Huai Bei, with the consent of RuiAn. The Company anticipates that DeAn will be dissolved and that Dynacq-Huai Bei will be the entity through which it will conduct its healthcare management business in China in the future.

The Company believes that its direct ownership of 100% of Dynacq-Huai Bei, a domestic corporation organized under the laws of China, will afford it more business opportunities in hospital management in that country which were not available to DeAn; however, the Company is interested in forming other joint ventures with local governments to own, operate or manage healthcare facilities in other areas of China. As of the date of this filing, Dynacq has capitalized Huai Bei with $10 million U.S.

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

DYNACQ HEALTHCARE, INC.

Date: July 15, 2008	By:	/s/ Chiu M. Chan
Chiu M. Chan
Chief Executive Officer
(duly authorized officer)

Date: July 15, 2008	By:	/s/ Philip S. Chan
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