Form 10-K
period 2008-08-31
DYNACQ HEALTHCARE INC
filed 2008-11-26
CIK 890908

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 29, 2008 was $34,775,202. As of October 31, 2008, the registrant had 15,555,731 shares of common stock outstanding.

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

General

Dynacq Healthcare, Inc., a Nevada corporation, is a holding company that through its subsidiaries develops and manages general acute care hospitals that principally provide specialized surgeries. We are composed of two divisions, based on our geographic area of operations – U.S. and China.

U.S. Division

The Company’s business strategy is to develop and operate general acute care hospitals designed to handle specialized surgeries such as bariatric, orthopedic and neuro-spine surgeries. Certain of the Company’s facilities also provide plastic surgery, podiatry, gynecology, spine, sleep laboratory and pain management services, as well as minor emergency treatment services. The Company’s hospitals include operating rooms, pre- and post-operative space, intensive care units, nursing units and diagnostic facilities, as well as adjacent medical office buildings that lease space to physicians and other healthcare providers. These hospitals are the Surgery Specialty Hospitals of America – Southeast Houston Campus (formerly Vista Medical Center Hospital) in Pasadena, Texas, near Houston (the “Pasadena facility”); Vista Hospital of Dallas (the “Garland facility”); and Vista Surgical Hospital of Baton Rouge (the “Baton Rouge facility”). During the fiscal year ended August 31, 2008 the Company sold the Baton Rouge facility and in 2007 the Company sold its outpatient surgery center, Vista Surgical Center West (the “West Houston facility”).

Except for emergency room patients, surgeries at our facilities are typically pre-certified or pre-authorized by the insurance carriers. The bulk of the surgeries are either covered by workers’ compensation insurance or by commercial insurers on an out-of-network health plan basis. The Company participates in a small number of managed care contracts.

The Company, through its affiliates, owns or leases 100% of the real estate for and equipment in its facilities. The Company maintains a majority ownership and controlling interest in all of its operating entities. As of August 31, 2008, the Company owned the following percentages of its operating entities:

Pasadena facility	99.9%
Garland facility	100%

China Division

The Company has sought to expand its operations into China not only to achieve geographic diversity but also to allow the Company to improve its profitability by taking advantage of a high growth market in the provision of healthcare services in that country. Foreign participation in the provision of healthcare services in China is relatively new, and Dynacq believes it is uniquely qualified to become a significant player in that area. Currently many areas of China lack the level of acute care provided by many hospitals in the U.S. Dynacq believes its experience managing U.S. hospitals will enable it to improve the management of existing primary care hospitals in China as well as develop specialized facilities offering advanced levels of treatment, while achieving an attractive return on its investment.

Many hospitals in China are government owned, but may be managed by nongovernmental entities with the consent of the local healthcare governmental authority. In a typical management contract, Dynacq would assume responsibility for the operations of the hospital and receive any profits earned or losses incurred from its operations. Although many local hospitals in China are currently not profitable, the Company believes that its experience in providing quality healthcare management and its ability to implement internal controls in healthcare administration will enable it to be profitable in its management of hospitals in China. The management arrangement also allows Dynacq to minimize its expenditure of capital to purchase assets, but still have the potential for an attractive return in its efficient management of the hospital facility.

The Company currently owns 100% of Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a Chinese corporation formed to provide healthcare management services in China. On May 30, 2008, Dynacq-Huai Bei entered into a Management Agreement with the Rui An City Department of Health to manage the Rui An Hospital in Rui An, China upon completion of its construction in October 2009. The Company is currently overseeing the construction of this hospital.

For financial information for each of our segments, including information regarding revenues and total assets, see “Note 15—Industry Segments and Geographic Information” contained in the Notes to Consolidated Financial Statements.

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

Recent Developments

Texas Workers’ Compensation Cases

A significant amount of our net revenue results from Texas workers’ compensation claims, which are governed by the rules and regulations of the Texas Department of Workers’ Compensation (“TDWC”) and the workers’ compensation healthcare networks. If one of our hospitals chooses to participate in a network, the amount of revenue that will be generated from workers’ compensation claims will be governed by the network contract.

For claims arising prior to the implementation of workers’ compensation networks and out of network claims, inpatient and outpatient surgical services are either reimbursed pursuant to the Acute Care In-Patient Hospital Fee Guideline or at a “fair and reasonable” rate for services in which the fee guideline is not applicable. Starting March 1, 2008, the Texas Workers’ Compensation 2008 Acute Care Hospital Outpatient and Inpatient Facility Fee Guidelines (the “Guidelines”) became effective. Under these Guidelines, the reimbursement amounts are determined by applying the most recently adopted and effective Medicare reimbursement formula and factors; however, if the maximum allowable reimbursement for the procedure performed cannot be calculated using these Guidelines, then reimbursement is determined on a fair and reasonable basis.

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

Should our facility disagree with the amount of reimbursement provided by a third-party payer, we are required to pursue the MDR process at the TDWC to request proper reimbursement for services. The Company has recently been successful in its pursuit of collections regarding the stop-loss cases pending before the State Office of Administrative Hearings (“SOAH”), receiving positive rulings in over 90% of its claims presented for administrative determination. The 2007 district court decision upholding our interpretation of the statute as applied to the stop-loss claims was recently appealed by certain insurance carriers, and the Third Court of Appeals determined that in order for a hospital to be reimbursed at 75% of its usual and customary audited charges for an inpatient admission, the hospital must not only bill at least $40,000, but also show that the admission involved unusually costly and unusually extensive services. Procedurally, the decision means that each case where a carrier raised an issue regarding whether the services provided were unusually costly or unusually extensive would be remanded to either SOAH or Medical Dispute Resolution (“MDR”) for a case-by-case determination of whether the services provided meet these standards, once the definitions of those standards are determined. We plan to appeal the Third Court of Appeals decision and anticipate further, lengthy litigation at the Travis County District Courts and the Texas Courts of Appeals to establish the legal definition for these standards. Because of this lengthy process and the uncertainty of recovery in these cases, collection of a material amount of funds in these pending stop-loss cases is not anticipated during the 2009 fiscal year.

To date, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. We believe the Company’s ultimate obligation to refund the payments is remote. Our request that the TDWC Commissioner enforce the awards which have not been voluntarily paid by the carriers has been refused in approximately 130 cases.

Claims regarding payment for hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and ultimately in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges. In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases which have been appealed to the Travis County district courts challenge the constitutionality of the relevant statutory language. A lead case has been selected and is scheduled to be heard on January 14, 2009. Although we would appeal any negative ruling handed down in this lead case, such ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided in 2001 and 2002 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008. Successful collection of material amounts in these cases is unlikely.

We are currently pursuing claims against two healthcare agents relating to contracts with certain of our facilities which set out reimbursement guidelines by several workers’ compensation carriers at a minimum of 70% of the facility’s charges. Discovery is continuing on these claims to determine which carriers are involved and the amount of reimbursement due to us.

Due to the uncertainties regarding the accounts receivable in the MDR process, the recent Third Court of Appeals’ opinion and our legal counsel’s advice that settlements with insurance carriers have virtually stopped, the Company has fully reserved all accounts receivable related to the MDR process as of August 31, 2008.

Transactions in China

The DeAn Joint Venture (“DeAn”), which was formed for the purpose of constructing, owning and operating a hospital in Shanghai, China, had entered into land use agreements with the Chinese government under which it leased, for a term of 50 years, approximately 28.88 acres of government-owned land on which the hospital would be constructed. After protracted negotiations with the Chinese government for, among other matters, the payment by the government of the amounts due by it under the Joint Venture Agreement which it had not funded, the sale by the government of its interest in DeAn to a third party, and the extension of the dates for completion of construction of the hospital, the Company agreed to sell its interest in the property owned by DeAn for the construction of the hospital for approximately $4.3 million U.S., net of commissions. Proceeds of the sale were received on July 14, 2008. The Company expects to dissolve DeAn.

Dynacq-Huai Bei was organized to provide healthcare management services in China and is a party to the Management Agreement for the Rui An Hospital. It is currently overseeing the construction of the new hospital to open in October 2009. Upon completion of the new hospital, Dynacq-Huai Bei will manage the facility, and all profits, liabilities, operating deficits, and legal disputes of the hospital will be assumed by Dynacq-Huai Bei. Dynacq-Huai Bei has agreed to assume and discharge within ten years $883,000 of existing liabilities, of which $736,000 has already been paid in fiscal year ended August 31, 2008, and to loan to Rui An $2.1 million for the construction costs of the hospital building and up to $730,000 for equipment purchases. At the expiration of the 15 year term, Dynacq-Huai Bei will be compensated for the increase in value of the hospital assets and for the purchase at fair value of all equipment and medical supplies bought by it costing less than $7,267 each. As of the date of this filing, Dynacq has funded Dynacq-Huai Bei with approximately $14 million U.S.

The Company has also organized Sino Bond Inc. Limited, a Hong Kong corporation (“Sino Bond”), through which it has made approximately $23 million in various investments in Hong Kong. Sino Bond has no operations to date but has entered into a marketing contract for the provision of healthcare services by Dynacq subsidiaries in China and Southeast Asia.

Sale of Properties

The Company sold its land in The Woodlands, Texas, its Baton Rouge facility and its interest in the property owned by DeAn for the construction of a hospital in China in the fiscal year ended August 31, 2008.

Industry Background

U.S. Division

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

At August 31, 2008, the Company owned, through its subsidiaries, a 99.9% partnership interest in the Pasadena facility operating entity. The Pasadena facility’s areas of practice include orthopedic and general surgery, such as spine and bariatric surgeries, various pain management modalities and other services. The Pasadena facility represented approximately 39% and 38% of the Company’s net patient revenues in fiscal years 2008 and 2007, respectively. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment and, in turn, leases the land, hospital facility and equipment to the hospital operating entity.

As of August 31, 2008, the Company owned, through its subsidiaries, 100% of the partnership interests in the Garland facility operating entity. The areas of practice performed at this facility are orthopedic surgery, bariatric surgery, general surgery, plastic surgery, podiatry, gynecology, spine and pain management procedures. The Garland facility represented approximately 61% and 62% of the Company’s net patient revenues in fiscal years 2008 and 2007, respectively. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment and, in turn, leases the land, hospital facility and equipment to the hospital operating entity.

The facility located in Baton Rouge, Louisiana was 100% owned by the Company until its sale in December 2007. The West Houston facility was sold during the fiscal year 2007.

China Division

DeAn, which was formed for the purpose of constructing, owning and operating a hospital in Shanghai, China, had entered into land use agreements with the Chinese government under which it leased, for a term of 50 years, approximately 28.88 acres of government-owned land on which the hospital would be constructed. After protracted negotiations with the Chinese government for, among other matters, the payment by the government of the amounts due by it under the Joint Venture Agreement which it had not funded, the sale by the government of its interest in DeAn to a third party, and the extension of the dates for completion of construction of the hospital, the Company agreed to sell its interest in the property owned by DeAn for the construction of the hospital for approximately $4.3 million U.S., net of commissions. Proceeds of the sale were received on July 14, 2008, and the Company intends to dissolve DeAn.

On May 30, 2008, Dynacq-Huai Bei entered into a Management Agreement with the Rui An City Department of Health to manage the Rui An Hospital in Rui An, China upon completion of its construction in October 2009. The Company is currently overseeing the construction of this hospital.

As of the date of this filing, Dynacq has funded the China Division with approximately $37 million.

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

•	Adding new capabilities to its existing hospital campuses; and

•	Developing the China Division.

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

Developing the China Division

In China, gaining the confidence of the current hospital administrators and members of the local healthcare governing authority will be key to acquiring new management agreements on hospitals. We intend to create and maintain quality relationships with such personnel to expand our operations in that country. We believe the employee we have hired to head our China Division is uniquely positioned to enter into additional management agreements with local healthcare governing authorities in China similar to our arrangement with the Rui An Hospital.

Marketing

U.S. Division

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

In addition to our arrangements with outside organizations regarding marketing, new bariatric or weight control programs were implemented at the Pasadena facility in the first quarter of fiscal 2006 and at the Garland facility in the second quarter of fiscal 2006, to replace the former bariatric programs at those facilities and to reduce costs associated with outside vendor programs. Our programs provide or contract for marketing, pre-authorization and follow up support services to prospective bariatric patients in areas serviced by the Pasadena or Garland facilities. Each of our Pasadena and Garland facilities was designated as a Bariatric Center of Excellence by the American Society for Bariatric Surgery (ASBS) in June 2007 and August 2008, respectively. The ASBS Center of Excellence designation recognizes surgical programs and surgeons who have demonstrated a track record of favorable short and long-term outcomes in bariatric surgery and have the resources to perform safe bariatric surgeries.

China Division

A three-year management support and marketing agreement was executed effective October 1, 2008 between Sino Bond, Inc. Ltd., the Company’s Hong Kong subsidiary and Otto Regent Ltd., a Hong Kong marketing company to develop strategies to lead the Company’s marketing activities in China including but not limited to recruitment of physicians, multi-media advertising and enhancing the reputation of the Company’s healthcare services.

Competition

U.S. Division

Presently, the Company operates in the greater Houston, Texas, and Dallas-Fort Worth, Texas metropolitan markets. In each market, the Company competes with other providers, including major acute care hospitals. These entities may have various competitive advantages over the Company, including their community position, capital resources, physician partnerships and proximity to physician office buildings. The Company also encounters competition with other companies for strategic relationships with physicians.

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

China Division

Most hospitals in China are owned and operated by the local governments subject to the oversight by the central government. The Company’s strategy is to minimize its capital investment by entering into long term mutually beneficial relationships by utilizing space from existing government hospitals and providing specialty medical treatment therapies that the government owned hospitals are lacking and are in high demand. There currently exist joint venture arrangements between foreign healthcare providers and government owned hospitals, principally in major cities such as Shanghai and Beijing. Some of these competitors have greater financial and other resources than the Company in China. The Company has no prior experience of operating hospitals and can provide no assurance that it will be able to compete successfully in China.

Government Regulation

U.S. Division

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

Texas Workers’ Compensation Systems

A significant amount of our net revenue results from Texas workers’ compensation claims. As such, we are subject to the rules and regulations of the TDWC. See discussion above under Recent Developments.

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

We believe that our hospitals are in substantial compliance with current applicable federal, state and local regulations and standards. However, the requirements for licensure and certification are subject to change. Effective August 2008, the Texas licensing rules for hospitals underwent significant revisions. Consequently, in order for our hospitals to remain licensed and certified, it may be necessary from time to time for us to make material changes in our facilities, equipment, personnel and/or services. Additionally, the revisions to the Texas hospital licensing rules may have an impact on any future expansions or renovations to our healthcare facilities in that state.

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

Corporate Practice of Medicine and Fee-splitting

Some states, such as Texas, have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians. Some states also have adopted laws that prohibit direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of license, civil and criminal penalties, and rescission of the business arrangements. These laws vary from state to state, are often vague and in most states have seldom been interpreted by the courts or regulatory agencies. We have structured our arrangements with healthcare providers to avoid the exercise of any responsibility on behalf of the physicians utilizing our hospitals that could be construed as affecting the practice of medicine and to comply with all such applicable state laws. However, we cannot assure you that governmental officials charged with the responsibility for enforcing these laws will not assert that we, or the transactions in which we are involved, are in violation of these laws. These laws also may be interpreted by courts in a manner inconsistent with our interpretations. The Texas legislature is currently holding committee hearings to identify possible changes to the state’s corporate practice of medicine laws.

Medicare Reimbursement

On August 22, 2007, the Centers for Medicare and Medicaid Services (“CMS”) posted its final rule of inpatient hospital payment reforms which excluded payment for several hospital-acquired conditions (“HACs”) if any of them occurred during a Medicare beneficiary’s inpatient stay. These initial HACs were discussed, revised and ultimately finalized in the August 19, 2008, final rule for the 2009 Inpatient Prospective Payment System (“IPPS”) payment year. These exclusions were effective for discharges beginning on October 1, 2008. Under the rule, CMS no longer reimburses hospitals for the treatment of certain “conditions that could reasonably have been prevented.” The conditions for which CMS no longer reimburses hospitals for treatment include falls; mediastinitis, an infection that can develop after heart surgery; urinary tract infections that result from improper use of catheters; pressure ulcers; and vascular infections that result from improper use of catheters. Additionally, the conditions include the following three “never events”: objects left in the body during surgery, air embolisms and blood incompatibility. Various insurance companies have also announced plans to stop paying for “serious preventable errors.” The new CMS and insurance company policies could affect not only reimbursement but evidence in malpractice suits and potential claims under the False Claims Act. However, given the recent enactment of these changes, it is not possible to accurately assess what effect, if any, they might have on our operations.

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

We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians may own interests in certain of our hospitals and may also own our stock. We also have medical directorship agreements with some physicians. Although we believe that our arrangements with physicians have been structured to comply with the current law and available interpretations, we cannot assure you that regulatory authorities will not determine that these arrangements violate the Anti-kickback Statute or other applicable laws. Also, the states in which we operate have adopted anti-kickback laws, some of which apply more broadly to all payers, not just to federal healthcare programs. Many of these state laws do not have safe harbor regulations comparable to the federal Anti-kickback Statute and have only rarely been interpreted by the courts or other government agencies. If our arrangements were found to violate any of these anti-kickback laws, we could be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid or other governmental healthcare programs such as workers’ compensation programs. Exclusion from these programs could result in significant reductions in revenue and could have a material adverse effect on our business.

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

On September 5, 2007, CMS completed the third and final installment in its rulemaking process under the Stark law in an effort to provide the healthcare industry additional interpretation and modification of previously promulgated exceptions to the Stark law’s general prohibition on referrals. The new final rule is referred to as “Phase III” and addresses the entire Stark law regulatory scheme. The new regulations were effective December 4, 2007. Additionally, effective October 2, 2007, CMS issued a final rule to update the hospital IPPS for fiscal year 2008. Included in the final rule were two important disclosure provisions that apply to many hospitals. These two disclosure requirements relate to (1) disclosure of physician ownership of hospitals to all patients at the beginning of their hospital stay or outpatient visit, and (2) whether physicians are on site at the hospital 24 hours a day, 7 days a week. This rule also contains provisions for CMS to require 500 hospitals to furnish information concerning their financial relationships with their physicians on the Disclosure of Financial Relationship Report. Other provisions of the IPPS rule significantly modify the Stark regulations and some of these modifications will require physicians, hospitals, and other healthcare providers to unwind or restructure their arrangements. Most of these new Stark regulations are not effective until October 1, 2009, in order to give parties time to unwind or restructure arrangements which are impacted by the changes. There are several other significant rulemaking proposals, and pending legislation, any and all of which may lead to more changes to the Stark regulations and may have a profound impact on the healthcare industry in general and the operation of our healthcare facilities in particular.

One of the exceptions utilized to exempt hospital-provided DHS from the ownership proscription is commonly referred to as the “whole hospital exception.” This exception permits a physician with an ownership interest in a hospital to make referrals to that hospital provided that: (1) the referring physician is authorized to perform services at the hospital; and (2) the physician’s ownership or investment interest is in the entire hospital and not merely in a distinct part or department of the hospital. We believe we have structured our financial arrangements with physicians to comply with the whole hospital exception. However, in the recent past, legislation has been introduced that would have essentially eliminated the “whole hospital exceptions” under the Stark law and would have severely limited the ability of physicians to have ownership interests in hospitals. While the legislation was unsuccessful this time, we cannot predict whether other similar legislation will ever be adopted or enacted into law and how such legislation, if passed, would affect our healthcare facilities. However, it is possible that such legislation could require us to restructure our ownership arrangements with physician investors.

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

In addition, the transaction standards require us to use standard code sets established by the rule when transmitting health information in connection with some transactions, including health claims and health payment and remittance invoices. On August 21, 2008, DHHS proposed a rule that would adopt updated versions of the standards for electronic transactions under the authority of HIPAA. The updated standards would replace the current standards. We believe we are in substantial compliance with the standards that have been implemented to date by DHHS.

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

A violation of the privacy standards could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. The final rule also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. In 2006, the DHHS adopted final rules for the imposition, by the Secretary of Health and Human Services, of civil monetary penalties on entities that violate the administrative simplification provisions of HIPAA. The final rule amended the existing rules relating to the investigation of noncompliance to make them apply to all of the HIPAA Administrative Simplification rules, rather than exclusively to the privacy standards. It also amended the existing rules relating to the process for imposition of civil money penalties. Among other matters, the final rule clarified and elaborates upon the investigation process, bases for liability, determination of the penalty amount, grounds for waiver, conduct of the hearing and the appeal process. The act also provides for criminal penalties for violations. We have established a plan and committed the resources necessary to comply with HIPAA. At this time, we anticipate that we will be able to maintain compliance with HIPAA regulations that have been issued. Based on the existing regulations and anticipated additions and amendments to the regulation, we believe that the cost of our compliance with HIPAA will not have a material adverse effect on our results of operations.

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

Although we believe that our emergency care practices are in compliance with EMTALA requirements, we cannot assure that CMS or others will not assert that our facilities are in violation or predict any modifications that CMS will implement in the future. On May 13, 2004, CMS issued revised interpretive guidelines for surveyors investigating EMTALA complaints that require, in addition to other changes, that hospitals have call coverage that “meets the needs of hospital patients.” On August 19, 2008, CMS adopted a final rule containing significant changes to EMTALA. These revisions were effective October 1, 2008. In summary, CMS made the following changes: (1) rather than expand the obligations of hospitals with specialized capability with regard to the transfer on an inpatient with an emergency medical condition, CMS confirmed its 2003 position regarding inpatients, (2) hospitals may satisfy their on-call coverage obligations by participating in an acceptable formal community/regional call coverage program that meets various requirements. We cannot predict whether we will be in compliance with any new requirements or interpretive guidelines.

Healthcare Reform

As one of the largest industries in the United States, healthcare continues to attract significant legislative interest and public attention. In recent years, various legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. Many states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and change private healthcare insurance. Particularly given the recent Presidential and Congressional elections results, we cannot predict the course of future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs or the effect that any legislation, interpretation or change may have on us.

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

China Division

There are environmental laws, rules and regulations governing hospitals in China including but not limited to medical waste, medical radioactive agents, and pollution. We cannot predict whether the cost of such compliance will have a material effect on our future earnings, competitiveness, and expansion in China.

Insurance

The Company maintains various insurance policies that cover each of its facilities. Specifically, the Company has occurrence medical malpractice coverage for its Pasadena and Garland facilities. In addition, all physicians granted privileges at the Company’s facilities are required to maintain medical malpractice insurance coverage. The Company also maintains general liability and property insurance coverage for each facility, including flood coverage. The Company does not currently maintain worker’s compensation coverage in Texas. In regard to the Employee Health Insurance Plan, the Company is self insured with specific and aggregate re-insurance with stop-loss levels appropriate for the Company’s group size. Coverage is maintained in amounts management deems adequate.

Because hospitals in China are owned by the government, lawsuits against hospitals are generally prohibited. As a result, Dynacq-Huai Bei does not intend to obtain insurance coverage for its operations in China beyond the minimum required for its operations, if any.

Employees

As of October 25, 2008, the Company employed approximately 199 full-time employees and 73 part-time employees, which represents approximately 231 full-time equivalent employees.

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

The value of an investment in Dynacq Healthcare, Inc. is subject to significant risks, certain of which are specific to our Company, others are inherent in our business and the industry in which we operate, and still others are market related. If any of the matters described in the risk factors listed below were to occur, our business and financial results could be materially adversely affected. The Risk Factors described below apply to the current operations and market for the common stock of the Company, and do not address risks that may arise in the future.

Risks Related to our Business

A significant percentage of our revenues are generated through relatively few physicians.

For the fiscal year ended August 31, 2008, approximately 87% of our gross revenues were generated from 23 surgeons, primarily in our Garland facility. For the fiscal year ended August 31, 2007, approximately 81% of our gross revenues were generated from 15 surgeons, primarily in our Garland facility. The loss of physicians who provide significant net patient revenues for the Company may adversely affect our results of operations.

Because foreign participation in hospitals in China is relatively new and unproven, our efforts to obtain management contracts in that country may not be successful, and the management of Rui An Hospital and any other hospitals we may manage may not be profitable.

We have invested a substantial amount of funds and management resources into the development of our China Division. There is no reliable history of foreign participation in the operation of hospitals in China on which to base our prospects for success. The agreement under which Dynacq-Huai Bei will manage Rui An Hospital currently provides for substantial investment of funds in capital expenditures for that hospital, the repayment of liabilities, and the loan of certain amounts to Rui An Hospital. Since May 30, 2008, Dynacq-Huai Bei has incurred, and will continue to incur, substantial costs in managing the construction of the new hospital to be completed in October 2009, before it can begin to realize the profits from the operations of that hospital. Although management agreements on additional hospitals may vary in their terms, there can be no assurances that additional management agreements will be undertaken.

Our lack of success in obtaining necessary local government participation for the DeAn Joint Venture to construct, own and operate a hospital in Shanghai may be indicative of the difficulties involved in foreign investment in China.

DeAn was formed for the purpose of constructing, owning and operating a hospital in Shanghai, China and on May 16, 2005 entered into land use agreements with the Chinese government under which it leased, for a term of 50 years, approximately 28.88 acres of government-owned land on which the hospital would be constructed. The Company was engaged in protracted negotiations for several years for, among other matters, the payment by the local government of the unfunded amounts due by it under the Joint Venture Agreement, the sale by the local government of its interest in DeAn to a third party, and the extension of the dates for construction of the hospital, none of which proved successful. As a result, the Company sold its interest in the property owned by DeAn for the construction of the Shanghai hospital. Although management believes Dynacq Huai-Bei, as a 100% foreign owned domestic corporation, will have certain advantages in operating in China which were not available to DeAn which was only 70% owned by Dynacq, there can be no assurances that those advantages will be realized or that Dynacq-Huai Bei will be able to own, operate or manage additional hospitals in China. Dynacq may only be able to obtain certain hospital management arrangements in China by entering into joint ventures with the local government. As a result, we will not have total control over the joint venture, and there can be no assurances that the local government will be able to fulfill its commitments to our joint venture arrangements.

Our expansion into international operations could be harmed by economic, political, regulatory and other risks associated with doing business in foreign countries.

The risks associated with international expansion could adversely affect our ability to expand our business. Expansion of our operations into new markets entails substantial working capital and capital requirements associated with complying with a variety of foreign laws and regulations, complexities related to obtaining agreements from foreign governments and third parties, foreign taxes, and financial risks, such as those related to foreign currency fluctuations. International expansion will also be subject to general geopolitical risks, such as political and economic instability and changes in diplomatic relationships. In many market areas, other healthcare facilities and companies already have significant presence, the effect of which could be to make it more difficult for us to attract patients and recruit qualified physicians. There can be no assurances that we will be able to successfully manage the hospital in Rui An or other hospitals that we may enter into contracts to manage. The failure to do so, including the failure to attract patients and to recruit qualified physicians to those facilities, could have a material adverse effect on our business, financial condition and results of operations.

Our credit facility was terminated on October 10, 2008 due to technical defaults in reporting and the Company’s investment in China, so we no longer have access to a credit facility were we to need one.

Our credit facility originally obtained through Merrill Lynch Capital for up to $10 million was transferred to General Electric Commercial Finance in February 2008. General Electric Commercial Finance informed us in September 2008 of certain technical defaults in the credit facility and cited them as reasons to terminate that facility. Because the Company has sufficient cash on hand and cash flow from operations, it has no present need for the credit facility. In the event we were to identify a need for cash in excess of that available to us, however, we may have difficulty arranging a new credit facility on favorable terms in view of the generally tight credit market.

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

The Texas Workers’ Compensation 2008 Acute Care Hospital Outpatient and Inpatient Facility Fee Guidelines which became effective March 1, 2008 establish reimbursement amounts for workers’ compensation procedures performed at our facilities. Those amounts are determined by applying the most recently adopted and effective Medicare reimbursement formula and factors as published annually in the Federal Register, including identifying the appropriate Ambulatory Payment Classification for outpatient services provided, or Diagnosis Related Group for inpatient services provided. The applicable classification or group is used to determine the maximum allowable reimbursement for the procedures performed unless not calculable using Guidelines, in which case reimbursement will be determined on a fair and reasonable basis. Based on these new Guidelines, the reimbursement due the Company for workers’ compensation cases is lower than we previously experienced. Our net patient service revenues attributable to Texas workers’ compensation cases as a percentage of gross billings have decreased and may continue to decrease as a result of both the decreased number of procedures and the lower reimbursement rates for workers’ compensation procedures still being performed.

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

Our chairman and chief executive officer beneficially owns an aggregate of approximately 54% of our issued and outstanding common stock as of August 31, 2008. As a majority stockholder, he is able to control all matters requiring stockholder approval, including the election and removal of any directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, he is in a position to control the management of our business and the appointment of executive officers as well as all management personnel. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control, or impeding a merger or consolidation, takeover or other business combination or sale of all or substantially all of our assets. In the event that this stockholder elects to sell significant amounts of shares of common stock in the future, such sales could depress the market price of our common stock, further increasing the volatility of our trading market.

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

We issued 889,143 shares of the Company’s common stock in a private placement in fiscal year 2006 at a price per share equal to 70% of the current market price. We may in the future issue more of our authorized and unissued securities at less than market price, resulting in the dilution of the ownership interests of current shareholders. In addition to approximately 84 million shares of common stock we have that are authorized to issue but are unissued, our board may issue up to 5 million shares of preferred stock which may have greater rights than our common stock, without seeking approval from holders of our common stock. In addition, we are obligated to issue an aggregate of approximately 1.6 million shares of common stock upon the exercise of options outstanding under our 2000 Incentive Plan, and an additional 1 million shares may be earned under a performance award agreement granted under that Plan. Of that aggregate number, options to purchase approximately 1.1 million shares have an exercise price which is lower than the market price at August 31, 2008, and the 1 million share performance award is at a price which is lower than the market price at August 31, 2008. The shares subject to outstanding options and the performance award represent approximately 16% of our currently outstanding shares of common stock. Additional shares are subject to options not yet granted under the plan, and we may grant additional options or warrants in the future to purchase shares of our common stock not under the plan. The exercise price of each option granted under our option plan is equal to the fair market value of the shares on the date of grant, although that price may be substantially less than the value per share on the date of exercise.

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

Not required.

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

•

The Company leases, on a short term 6-month renewable basis, an apartment for approximately $19,000 per month in Hong Kong for the Chief Executive Officer, who is making efforts to develop the China Division operations.

Item 3.	Legal Proceedings.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our facility’s fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue Recognition for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock was listed on the Nasdaq Capital Market System until February 28, 2008, when it began to be listed on the Nasdaq Global Market. The trading symbol for the Company’s common stock continues to be “DYII”.

The following table sets forth the high and low bid prices of the common stock for the period from September 1, 2006 to August 31, 2008. These over-the-counter prices reflect inter-dealer prices, without retail mark-ups, mark-down or commissions, and may not necessarily represent actual transactions.

	Highs	Lows
FISCAL YEAR 2008
Fourth Quarter	$8.73	$3.56
Third Quarter	6.27	3.32
Second Quarter	6.70	4.21
First Quarter	7.30	3.50

FISCAL YEAR 2007
Fourth Quarter	$9.39	$1.73
Third Quarter	2.09	1.13
Second Quarter	1.94	1.30
First Quarter	3.50	1.50

At October 31, 2008, there were approximately 341 record owners of the Company’s common stock. This number does not include stockholders who hold the Company’s securities in nominee accounts with broker-dealer firms or depository institutions.

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

Purchases of Equity Securities by the Company

Of the 500,000 shares authorized to be repurchased in January 2002, the Company purchased 10,000 shares in December 2007 at an average cost of $3.80 per share. Prior to that the Company had bought back 450,676 shares of its common stock during in fiscal years 2002 - 2004 at an average cost of $14.08 per share, for a total purchase price of $6,345,680. The Company is no longer purchasing its shares under this program.

On February 29, 2008 the Company’s Board of Directors authorized a program of repurchasing up to 2 million of its outstanding securities from time to time in open market transactions at prevailing prices on NASDAQ. The Company has repurchased 445,193 shares at an average cost of $5.10 per share during fiscal year 2008. Shares repurchased during the fourth quarter of 2008 pursuant to our repurchase program are as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price per Share	Maximum Number of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs
June 1 - 30, 2008	24,806	$6.11	1,731,729
July 1 - 31, 2008	121,352	4.32	1,610,377
August 1 - 31, 2008	55,570	4.45	1,554,807

Total	201,728	$4.58	1,554,807

Item 6.	Selected Financial Data.

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in Item 1A – Risk Factors.

Our operating results for all periods presented reflect our Baton Rouge and West Houston facilities as discontinued operations.

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

Revenue Recognition Policy

The Company has established billing rates for its medical services which it bills as gross revenue as services are delivered. Gross billed revenues are then reduced by the Company’s estimate of the discount (contractual allowance) to arrive at net patient service revenues. Net patient service revenues are based on estimated or historical cash collections as discussed below and may not represent amounts ultimately collected. At such time as the Company can determine that ultimate collections have exceeded or have been less than the revenue recorded on a group of accounts, additional revenue or reduction in revenue is recorded as a change in estimate during the current period. The Company does adjust current period revenue for actual differences in estimated revenue recorded in prior periods and actual cash collections. As the Company is able to identify specific closed blocks of business, the Company compares the actual cash collections on gross billed charges to the estimated collections that were recorded in revenue. The Company records additional revenue or a reduction in revenue in the current period equal to the difference in the estimate recorded and the actual cash collected.

In the last two fiscal years, the Company has recorded additional revenue as follows:

1. The Company has recorded additional revenue of $8,217,000 during the fiscal year ended August 31, 2008 related to amounts collected on MDR accounts receivable. The Company settled various MDR claims for our Pasadena and Garland facilities and collected a total of $26,713,000 for dates of service ranging from 2001 to 2005. This amount represents payments received initially at the time of filing of the claim, additional monies received upon filing the MDR claim and the settlement amount. On these closed MDR accounts receivable, the Company had recognized approximately $18,496,000 as net revenue during the relevant fiscal years when the service was performed. Gross billings on this block of receivables were $35,807,000. Since the Company actually collected $8,217,000 more on this block of receivables than was booked, additional revenue of $682,000, $3,835,000, $1,324,000 and $2,376,000 was recorded in the first, second, third and fourth quarters of the fiscal year ended August 31, 2008, respectively. We do not believe that the amount of additional revenues from MDR settlements reached in this fiscal year is indicative of the amounts that will be obtained from settlements reached in the next twelve months, since insurance companies who have not yet settled may be more likely to appeal their cases, which could delay settlement or a final judgment.

2. The Company collected $42,596,000 on a block of business generated at our Garland facility between September 2003 and February 2008. The accounts included in this block of business were not related to workers’ compensation. Gross billings on this block of receivables were $78,781,000. The contractual allowance booked on this block of receivables was $41,485,000, or approximately 52.7%, generating net revenue of $37,296,000. Since the Company actually collected $5,300,000 more than revenue booked on this block of receivables, additional revenue in the amount of $5,300,000 was recorded in the fourth quarter of the fiscal year ended August 31, 2008.

3. The Company collected $28,572,000 on a block of business generated at our Pasadena facility between September 2005 and February 2008. The accounts included in this block of business were not related to workers’ compensation. Gross billings on this block of receivables were $60,715,000. The contractual allowance booked on this block of receivables was $36,643,000, or approximately 60.4%, generating net revenue of $24,072,000. Since the Company actually collected $4,500,000 more than revenue booked on this block of receivables, additional revenue in the amount of $4,500,000 was recorded in the fourth quarter of the fiscal year ended August 31, 2008.

4. Due to the uncertainties regarding the accounts receivable in the MDR process, the recent Third Court of Appeals’ opinion and outside counsel’s advice that settlements with insurance carriers have virtually stopped, the Company has fully reserved all accounts receivable related to the MDR process as of August 31, 2008, and written-off $8.7 million and $9.8 million of MDR accounts receivable in the fourth quarter of the fiscal year ended August 31, 2008, at our Garland and Pasadena facilities, respectively.

The net write down in net patient service revenue was $6.3 million in the fourth quarter of the fiscal year ended August 31, 2008, or $4.1 million net of income tax expense, or $0.25 per diluted share.

The table below sets forth the percentage of our gross patient service revenue by financial class for the fiscal years 2008 and 2007:

	2008	2007
Workers’ Compensation	37%	47%
Commercial	41%	38%
Medicare	10%	9%
Medicaid	—%	1%
Self-Pay	10%	3%
Other	2%	2%

Contractual Allowance

Starting March 1, 2008, the Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received for the services performed and also estimating amounts collectible within the next six months and after six months by considering historical collections ratio. Prior to March 1, 2008, the contractual allowance was calculated based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis by operating facility. This ratio of cash collections to billed services was then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for fiscal years 2008 and 2007:

	2008	2007
Gross billed charges	$145,763,332	$96,215,520
Contractual allowance	85,489,385	53,369,699

Net revenue	$60,273,947	$42,845,821

Contractual allowance percentage	59%	55%

A significant amount of our net revenue results from Texas workers’ compensation claims, which are governed by the rules and regulations of the TDWC and the workers’ compensation healthcare networks. If one of our hospitals chooses to participate in a network, the amount of revenue that will be generated from workers’ compensation claims will be governed by the network contract.

For claims arising prior to the implementation of workers’ compensation networks and out of network claims, inpatient and outpatient surgical services are either reimbursed pursuant to the Acute Care In-Patient Hospital Fee Guideline or at a “fair and reasonable” rate for services in which the fee guideline is not applicable. Starting March 1, 2008, the Guidelines became effective. Under these Guidelines, the reimbursement amounts are determined by applying the most recently adopted and effective Medicare reimbursement formula and factors; however, if the maximum allowable reimbursement for the procedure performed cannot be calculated using these Guidelines, then reimbursement is determined on a fair and reasonable basis.

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

Should our facility disagree with the amount of reimbursement provided by a third-party payer, we are required to pursue the MDR process at the TDWC to request proper reimbursement for services. The Company has recently been successful in its pursuit of collections regarding the stop-loss cases pending before SOAH, receiving positive rulings in over 90% of its claims presented for administrative determination. The 2007 district court decision upholding our interpretation of the statute as applied to the stop-loss claims was recently appealed by certain insurance carriers, and the Third Court of Appeals determined that in order for a hospital to be reimbursed at 75% of its usual and customary audited charges for an inpatient admission, the hospital must not only bill at least $40,000, but also show that the admission involved unusually costly and unusually extensive services. Procedurally, the decision means that each case where a carrier raised an issue regarding whether the services provided were unusually costly or unusually extensive would be remanded to either SOAH or MDR for a case-by-case determination of whether the services provided meet these standards, once the definitions of those standards are determined. We plan to appeal the Third Court of Appeals decision and anticipate further, lengthy litigation at the Travis County District Courts and the Texas Courts of Appeals to establish the legal definition for these standards. Because of this lengthy process and the uncertainty of recovery in these cases, collection of a material amount of funds in these pending stop-loss cases is not anticipated during the 2009 fiscal year.

To date, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. We believe the Company’s ultimate obligation to refund the payments is remote. Our request that the TDWC Commissioner enforce the awards which have not been voluntarily paid by the carriers has been refused in approximately 130 cases.

Claims regarding payment for hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and ultimately in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges. In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases which have been appealed to the Travis County district courts challenge the constitutionality of the relevant statutory language. A lead case has been selected and is scheduled to be heard on January 14, 2009. Although we would appeal any negative ruling handed down in this lead case, such ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided in 2001 and 2002 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008. Successful collection of material amounts in these cases is unlikely.

We are currently pursuing claims against two healthcare agents relating to contracts with certain of our facilities which set out reimbursement guidelines by several workers’ compensation carriers at a minimum of 70% of the facility’s charges. Discovery is continuing on these claims to determine which carriers are involved and the amount of reimbursement due to us.

Due to the uncertainties regarding the accounts receivable in the MDR process, the recent Third Court of Appeals’ opinion and our legal counsel’s advice that settlements with insurance carriers have virtually stopped, the Company has fully reserved all accounts receivable related to the MDR process as of August 31, 2008. Any monies collected for these MDR accounts receivable will be recorded as current period’s net patient service revenues.

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. Due to reasons discussed above for writing down all MDR accounts receivable, the Company does not have any long term receivables as at August 31, 2008, and expects to collect the net receivables within twelve months. At each balance sheet date management reviews the accounts receivable for collectibility.

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

Sources of Revenue and Reimbursement

The focal point of our business is providing patient care services, including complex orthopedic and bariatric procedures. The Company pursues optimal reimbursement from third-party payers for these services. We do not normally participate in managed care or other contractual reimbursement agreements, principally because they limit reimbursement for the medical services provided. This business model often results in increased amounts of reimbursement for the same or similar procedure, as compared to other healthcare providers. However, there are no contractual or administrative requirements for “prompt payment” of claims by third-party payers within a specified time frame. As a result, the Company has tended to receive higher amounts of per-procedure reimbursement than that which may be received by other healthcare providers performing similar services. Conversely, despite the increased reimbursement, we may take additional time to collect the expected reimbursement from third-party payers. The Company has been participating in managed care contracts since the first quarter of fiscal 2006 and anticipates entering into additional contracts in the future. So far these contracts have not resulted in any meaningful patient revenues. Increased participation in managed care contracts and programs may decrease the per-procedure reimbursement that the Company collects in the future for similar services.

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

Stock-Based Compensation

Effective at the beginning of our fiscal year 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 “Share-Based Payment” (“SFAS No. 123(R)”) to account for stock-based compensation. Under SFAS No. 123(R), we estimate the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is based on an estimated forfeiture rate, which is updated as appropriate. This option pricing model requires the input of highly subjective assumptions, including the expected volatility of our common stock, pre-

vesting forfeiture rate and an option’s expected life. The financial statements include amounts that are based on our best estimates and judgments.

Results of Operations

	Year Ended August 31,
	2008		2007
Net patient service revenue	$60,273,947	100%	$42,845,821	100%

Costs and expenses:
Compensation and benefits	16,983,322	28	12,061,185	28
Medical services and supplies	14,108,723	23	8,984,593	21
Other operating expenses	18,640,685	31	15,790,052	37
Depreciation and amortization	2,115,267	4	2,334,012	5

Total costs and expenses	51,847,997	86	39,169,842	91

Operating income	8,425,950	14	3,675,979	9

Other income (expense):
Rent and other income	889,178	1	257,022	1
Interest income	402,205	1	34,878	—
Interest expense	(132,370)	—	(455,008)	(1)

Total other income (expense), net	1,159,013	2	(163,108)	—

Minority interest in earnings	(185,958)	—	(121,563)	—

Income before income taxes	9,399,005	16	3,391,308	8
(Provision) benefit for income taxes	(4,056,653)	(7)	445,490	1

Income from continuing operations	5,342,352	9	3,836,798	9
Discontinued operations, net of income taxes	(26,763)	—	303,540	1
Gain (loss) on disposal of discontinued operations assets, net of income taxes	3,084,673	5	(14,702)

Extraordinary gain, net of income taxes	39,436	—	29,844	—

Net income	$8,439,698	14%	$4,155,480	10%

Operational statistics (Number of procedures):
Inpatient:
Bariatrics	847		334
Orthopedics	279		279
Other	242		65

Total inpatient procedures	1,368		678

Outpatient:
Orthopedics	620		411
Other	1,300		1,553

Total outpatient procedures	1,920		1,964

Total procedures	3,288		2,642

	2008		2007
Revenues
U.S. Division	$60,273,947		$42,845,821
China Division	—		—

Operating income (loss)
U.S. Division	$10,906,475		$4,424,664
China Division	(2,480,525)		(748,685)

Income (loss) before taxes, discontinued operations and extraordinary gain
U.S. Division	$11,304,946		$4,136,103
China Division	(1,905,941)		(744,795)

Comparison of the Fiscal Years Ended August 31, 2008 and August 31, 2007

Since the China Division has had no revenues in fiscal years ended August 31, 2008 and 2007, all net patient service revenue of the Company for these years is from the U.S. Division. The China Division incurred costs and expenses during these years, which are discussed below.

Net patient service revenue increased by $17,428,126, or 41%, from $42,845,821 to $60,273,947, and total surgical cases increased by 24% from 2,642 cases in fiscal year 2007 to 3,288 cases in fiscal year 2008. Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase from 2007 to 2008
Facility	Net patient revenue	Cases
Pasadena	44%	5%
Garland	39	42
Overall	41	24

The increase in net patient service revenues is due to following reasons:

Increase in bariatric and orthopedic cases at Garland and Pasadena facilities

The Garland facility had an increase in both bariatric and orthopedic cases due to recruitment of additional physicians in previous years. The increase in net patient service revenue is primarily due to an increase in overall number of cases and also due to a 113% increase in number of inpatient cases at our Garland facility, which typically have a higher average reimbursement per case. Due to recruitment of additional physicians at our Pasadena facility, we had an increase primarily in bariatric cases, as well as in orthopedic cases.

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

Increase in average net patient service revenue per case

Even though the number of cases increased 24% overall in 2008 compared to 2007, the net patient service revenue increased by 41%. Backing out the additional revenues booked discussed above, the net patient service revenue increased 42%, due to an increase of cases by 24% coupled with an increase of 14% in average net patient service revenue per case. Excluding the above-mentioned additional revenues, net patient service revenue per case increased by $2,262 or 14%, from $16,217 in 2007 to $18,479 in 2008.

Starting March 1, 2008, the Company estimates the contractual allowance for Texas workers’ compensation cases based on the new fee Guidelines, and for the other cases based on management’s estimate of collection percentage of gross billed charges. The historical collection for non-Texas workers’ compensation cases is primarily used as a guideline to estimate contractual allowance. Prior to March 1, 2008, the contractual allowance was calculated based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis by operating facility. In compliance with this revenue recognition policy, the Company’s contractual allowance as a percentage of gross patient revenue increased from 55% in 2007 to 59% in 2008.

Net reduction in revenues due to closed books of business and write-off of MDR accounts receivable

In terms of the Company’s revenue recognition policy, net patient service revenues are based on estimated or historical cash collections and may not represent amounts ultimately collected. At such time as the Company determines that ultimate collections have exceeded the revenue recorded on a group of accounts, additional revenue or reduction in revenue is recorded as a change in estimate during the current period. The Company analyzed various blocks of business for MDRs and commercial payers, for both the Garland and Pasadena facilities, and recognized additional revenues of approximately $6.5 million and $11.5 million, respectively, for amounts collected in excess of revenue recognized in prior years.

Due to the uncertainties regarding the accounts receivable in the MDR process, the recent Third Court of Appeals’ opinion and our legal counsel’s advice that settlements with insurance carriers have virtually stopped, the Company has fully reserved all accounts receivable related to the MDR process as of August 31, 2008, and written-off $8.7 million and $9.8 million of MDR accounts receivable in the fourth quarter of the fiscal year ended August 31, 2008, at our Garland and Pasadena facilities, respectively.

Total costs and expenses increased by $12,678,155, or 32%, from $39,169,842 in fiscal 2007 to $51,847,997 in fiscal 2008. The following describes the various changes in costs and expenses:

•

Compensation and benefits increased by $4,922,137, or 41%. During fiscal year 2008, the Company incurred a $373,435 non-cash pre-tax compensation expense primarily related to employees’ incentive stock options granted in fiscal year 2007. Excluding this non-cash compensation expense, the increase in compensation and benefits in the current fiscal year is 38% compared to the prior fiscal year, primarily due to an increase in number of cases, and also due to annual cash incentive bonuses paid to employees.

During 2008 and 2007, the China Division operations were handled by contract employees, and payments to them are included in Other operating expenses.

•

Medical services and supplies expenses increased $5,124,130, or 57%, while the number of surgery cases increased 24%. The increase was primarily due to a 102% increase in the number of inpatient procedures, which typically require more medical services and supplies. Medical services and supplies were consistent at 9.7% and 9.3% of gross billed charges for fiscal year 2008 and 2007, respectively.

Since the China Division had no revenues for fiscal years 2008 and 2007, there were no medical services and supplies expenses there.

•	Other operating expenses increased by $2,850,633, or 18%.

U.S. Division

Other operating expenses for the U.S. Division increased by $1,046,677, or 7%, from $15,213,468 in 2007 to $16,260,145 in 2008. Even though the net patient service revenue increased by 41%, the marginal increase in other operating expenses is due to continued efforts made by the Company to reduce costs and expenses.

China Division

Other operating expenses for the China Division increased by $1,803,956, or 313%, from $576,584 in 2007 to $2,380,540 in 2008. In 2007 and part of 2008, development costs were incurred for the construction of a hospital in Shanghai. However, in 2008, the Company sold its interest in the property owned by DeAn.

The increase in other operating expenses in 2008 is primarily for growth and development of the China Division. The Company incurred expenses in its sale of the property owned by DeAn in July 2008, and in entering into the management agreement with the Rui An City Department of Health to oversee the construction of the Rui An Hospital in Rui An, China, and then manage that hospital upon its completion in October 2009. Another Dynacq subsidiary has entered into a marketing agreement to market the services of Dynacq in China and Southeast Asia. Dynacq is seeking to expand its operations into China to achieve geographic diversity and take advantage of a high growth market in the provision of healthcare services in that country. The management arrangement will allow Dynacq to minimize its expenditure of capital to purchase assets, but still have the potential for an attractive return in its efficient management of the hospital facility.

Other income increased by $1,322,121 from $163,108 other expense, net, in 2007 to $1,159,013 other income, net, in 2008.

U.S. Division

Other income increased by $751,427 from $166,998 other expense, net, in 2007 to $584,429 other income, net, in 2008. Of this increase, interest income (expense), net, increased by $593,067, from net interest expense of $424,020 in 2007, to net interest income of $169,047 in 2008, primarily due to cash from operations.

China Division

Other income increased by $570,694 from $3,890 in 2007 to $574,584 in 2008. In 2008 the Company sold its interest in the property owned by DeAn and realized a gain of $473,796. Interest income increased by $96,898, from $3,890 in 2007 to $100,788 in 2008, primarily due to cash funding from U.S. Division.

The income (loss) from discontinued operations represents the income (loss) primarily at our Baton Rouge facility for the fiscal year 2008 and at our Baton Rouge and West Houston facilities for the fiscal year 2007.

The gain on sale of discontinued operations during fiscal year 2008 was $4,745,650. Provision for income taxes on this gain was $1,660,977.

The extraordinary gain, net of income taxes, relates to gains on the purchase of minority interests from certain minority interest holders at an amount less than the net book value of the minority interest liability on the date of purchase.

Liquidity and Capital Resources

The Company maintained sufficient liquidity to meet its business needs in fiscal 2008. As of August 31, 2008, its principal source of liquidity was $63.1 million in cash and net accounts receivable. The Company has approximately $45.1 million in cash as of August 31, 2008, the majority of which is deposited in national and international banks. The amounts at these financial institutions are substantially in excess of FDIC and Securities Investor Protection Corporation insurance limits; however, management believes that these financial institutions are of high quality and the risk of loss is minimal. Of the $45.1 million cash balance, $17.7 million is in the China Division, and $27.4 million is in the U.S. Division. Subsequent to the fiscal year ended August 31, 2008, the Company transferred an additional $20 million to the China Division due to attractive interest rates on time deposits. The cash balance in the China Division as of the date of this filing is $37 million. Of the $37 million in cash in the China Division, $23 million is deposited in banks in Hong Kong, where the government of Hong Kong has guaranteed the repayment of all bank deposits until 2010.

Subsequent to the end of the fiscal year ended August 31, 2008, the Company has engaged in negotiations to invest approximately $3.9 million in high yield bonds, which it expects to finalize in the first quarter of fiscal 2009.

Cash flows from operating activities

Total cash flow provided by operating activities was $27,712,623 (including $41,175 used in discontinued operations) during fiscal year 2008, primarily due to a net income before discontinued operations of $5,381,788, decreases in accounts receivable, restricted cash and inventories of $12,436,696, $4,388,857 and $717,711, respectively, increases in income tax payable of $2,215,109, and depreciation and amortization of $2,115,267.

Cash flows from investing activities

Total cash flow provided by investing activities was $21,049,171 (including $16,175,259 provided by discontinued operations) primarily related to the sale proceeds of the assets of the Baton Rouge facility, land in The Woodlands, Texas and sale of the Company’s interest in DeAn, partially offset by purchases of property and equipment of $1,283,851.

Cash flows from financing activities

Total cash flow used in financing activities was $9,629,732 during the current period. During the fiscal year ended August 31, 2008, the Company paid down the entire outstanding balance of $7,073,813 under its Credit Agreement and also paid down $452,369 on the note payable for the class action lawsuit settlement. The Company repurchased 455,193 treasury shares for $2,309,898, at an average cost of $5.07 per share. The Company received $721,398 from the exercise of employees’ stock options.

The Company had working capital of $52,161,255 as of August 31, 2008, and maintained a liquid position by a current ratio of approximately 4.57 to 1.

Cancellation of line of credit

The Company and certain of its subsidiaries on May 27, 2005 entered into a Credit and Security Agreement (the “Credit Agreement”) with Merrill Lynch Capital for a new five-year revolving credit facility for up to $10 million, subject to a borrowing base based on eligible accounts receivable and further subject to a $2 million reserve until satisfaction of certain conditions. As of August 31, 2008, the Company had not drawn any amounts under the Credit Agreement. Subsequent to the end of the fiscal year 2008, on October 10, 2008, the Credit Agreement was terminated by the lenders due to technical defaults which related primarily to compliance in periodic reporting, as well as the Company’s investment in China. The Company has sufficient cash on hand and cash flows from operations, and had not used the credit facility since December 2007.

We believe we will be able to meet our ongoing liquidity and cash needs for fiscal year 2009 through the combination of available cash and cash flow from operations.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us.

Contractual Obligations and Commitments

The Company has operating leases primarily for medical and office equipment. The Company also incurs rental expense for office space and medical equipment. The Company’s total minimum rental commitments under noncancellable operating leases are approximately $2.1 million in the next four fiscal years.

The Company, through its subsidiary, also had agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Pasadena and Garland facilities. These facilities received bariatric and orthopedic referrals from other sources, and the organizations referred clients to other area hospitals. Payments made related to these agreements for the fiscal years 2008 and 2007 were $4,545,000 and $5,145,000, respectively. The Company has a total commitment of approximately $6,750,000 to be incurred in the next two fiscal years related to these marketing agreements.

The Company is currently overseeing the construction of a hospital in Rui An, China to be completed October 1, 2009, at which time it will manage the hospital for a term of 15 years. As part of this agreement, the Company will provide a construction loan of approximately $2.1 million based on percentage of completion of construction of the hospital, and will also advance approximately $730,000 for equipment purchase. The Company also had a commitment to assume and discharge within ten years $883,000 of existing liabilities, of which $736,000 has already been paid in the fiscal year ended August 31, 2008. The Company has subsequent to the year ended August 31, 2008, signed an agreement for marketing its services to hospitals in China, for which the Company would incur at its discretion from $75,000 to $250,000 per month for the next three years.

The Company has contracts with doctors to manage various areas of the Company’s hospitals and other service agreements. The Company’s minimum commitments under these contracts are approximately $3.7 million to be incurred primarily in the next fiscal year.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements—Recent Accounting Pronouncements, which is incorporated here by reference.

Inflation

Inflation has not significantly impacted the Company’s financial position or operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Below is an index to the consolidated financial statements and notes thereto contained in Item 8, Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Dynacq Healthcare, Inc. (the “Company”), as of August 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynacq Healthcare, Inc. at August 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Killman, Murrell & Company, P. C.

Killman, Murrell & Company, P. C.

Houston, Texas

November 21, 2008

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	August 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$45,099,800	$5,436,787
Restricted cash	—	4,388,857
Accounts receivable, net of contractual allowances of approximately $226,355,000 and $197,108,000 at August 31, 2008 and 2007, respectively	18,018,673	30,437,665
Accounts receivable – other	—	17,704
Inventories	1,469,775	2,187,486
Prepaid expenses	475,251	430,391
Deferred tax assets	859,255	1,057,931
Income taxes receivable	868,249	1,519,138

Total current assets	66,791,003	45,475,959
Assets held for sale	—	13,187,738
Property and equipment, net	15,228,887	19,956,711
Other assets	228,672	274,553

Total assets	$82,248,562	$78,894,961

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	August 31,
	2008	2007
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,816,585	$4,135,364
Accrued liabilities	5,915,560	5,681,328
Notes payable	480,269	7,526,181
Current taxes payable	4,417,334	534,425

Total current liabilities	14,629,748	17,877,298
Non-current liabilities:
Long-term portion of note payable	251,131	731,401
Deferred tax liabilities	355,808	426,327

Total liabilities	15,236,687	19,035,026

Minority interests	84,926	599,015

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 16,010,924 and 15,843,557 shares issued at August 31, 2008 and 2007, respectively	16,011	15,844
Treasury stock, 455,193 at August 31, 2008, at cost	(2,309,898)	—
Additional paid-in capital	15,023,927	13,829,616
Accumulated other comprehensive income	561,271	219,520
Retained earnings	53,635,638	45,195,940

Total stockholders’ equity	66,926,949	59,260,920

Total liabilities and stockholders’ equity	$82,248,562	$78,894,961

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

	Year Ended August 31,
	2008	2007
Net patient service revenue	$60,273,947	$42,845,821

Costs and expenses:
Compensation and benefits	16,983,322	12,061,185
Medical services and supplies	14,108,723	8,984,593
Other operating expenses	18,640,685	15,790,052
Depreciation and amortization	2,115,267	2,334,012

Total costs and expenses	51,847,997	39,169,842

Operating income	8,425,950	3,675,979

Other income (expense):
Rent and other income	889,178	257,022
Interest income	402,205	34,878
Interest expense	(132,370)	(455,008)

Total other income (expense), net	1,159,013	(163,108)

Income before income taxes, minority interests and extraordinary gain	9,584,963	3,512,871
Minority interest in earnings	(185,958)	(121,563)

Income before income taxes	9,399,005	3,391,308
(Provision) benefit for income taxes	(4,056,653)	445,490

Income from continuing operations	5,342,352	3,836,798
Income (loss) from discontinued operations, net of income taxes	(26,763)	303,540
Gain (loss) on sale of assets of discontinued operations, net of income taxes	3,084,673	(14,702)
Extraordinary gain, net of $21,235 and $49,700 income tax expense in 2008 and 2007, respectively	39,436	29,844

Net income	$8,439,698	$4,155,480

Basic earnings per common share:
Income from continuing operations	$0.34	$0.24
Income (loss) from discontinued operations, net of income taxes	—	0.02
Gain (loss) on sale of assets of discontinued operations, net of income taxes	0.20	—
Extraordinary gain, net of income taxes	—	—

Net income	$0.53	$0.26

Diluted earnings per common share:
Income from continuing operations	$0.32	$0.24
Income (loss) from discontinued operations, net of income taxes	—	0.02
Gain (loss) on sale of assets of discontinued operations, net of income taxes	0.19	—
Extraordinary gain, net of income taxes	—	—

Net income	$0.51	$0.26

Basic average common shares outstanding	15,793,660	15,749,891

Diluted average common shares outstanding	16,457,888	15,910,117

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Other Compre- hensive Income Foreign currency transla- tion	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance, August 31, 2006	15,740,711	$15,741	—	$—	$13,056,974	$105,659	$41,040,460	$54,218,834
Stock issued on exercise of employees’ stock options	102,846	103	—	—	503,842	—	—	503,945
Proceeds from sale of stock	—	—	—	—	67,375	—	—	67,375
Charge for granting stock options to employees	—	—	—	—	124,425	—	—	124,425
Income tax benefit for employees’ exercise of incentive stock options	—	—	—	—	77,000	—	—	77,000
Foreign currency translation adjustment, net of taxes of $113,000	—	—	—	—	—	113,861	—	113,861
Net income	—	—	—	—	—	—	4,155,480	4,155,480

Balance, August 31, 2007	15,843,557	15,844	—	—	13,829,616	219,520	45,195,940	59,260,920
Stock issued on exercise of employees’ stock options	167,367	167	—	—	721,231	—	—	721,398
Charge for granting stock options to employees	—	—	—	—	373,435	—	—	373,435
Income tax benefit for employees’ exercise of incentive stock options	—	—	—	—	99,645	—	—	99,645
Treasury shares acquired	—	—	455,193	(2,309,898)	—	—	—	(2,309,898)
Foreign currency translation adjustment, net of taxes of $189,200	—	—	—	—	—	341,751	—	341,751
Net income	—	—	—	—	—	—	8,439,698	8,439,698

Balance, August 31, 2008	16,010,924	$16,011	455,193	$(2,309,898)	$15,023,927	$561,271	$53,635,638	$66,926,949

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

	Year Ended August 31,
	2008	2007
Cash flows from operating activities
Net income	$8,439,698	$4,155,480

Less income from discontinued operations, net of income taxes	(3,057,910)	(288,838)

Net income before discontinued operations	5,381,788	3,866,642
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain, net of tax	(39,436)	(29,844)
Depreciation and amortization	2,115,267	2,334,012
Gain on disposal of assets	(503,226)	—
Deferred income taxes	197,106	(744,604)
Minority interests	185,958	121,563
Charge for granting stock options to employees	373,435	124,425
Income tax benefit for employees’ exercise of incentive stock options	99,645	77,000
Changes in operating assets and liabilities:
Restricted cash	4,388,857	469,000
Accounts receivable	12,436,696	(2,415,113)
Inventories	717,711	(435,726)
Prepaid expenses	(44,860)	75,063
Income taxes receivable	392,740	212,054
Other assets	45,881	131,871
Accounts payable	(318,779)	(1,106,950)
Accrued liabilities	109,906	2,440,086
Income taxes payable	2,215,109	462,395

Cash provided by continuing activities	27,753,798	5,581,874

Cash provided by (used in) discontinued activities	(41,175)	312,540

Net cash provided by operating activities	27,712,623	5,894,414

Cash flows from investing activities
Restricted cash for capital improvement	—	(4,049,149)
Proceeds from sale of assets	6,157,763	—
Purchase of property and equipment	(1,283,851)	(484,474)
Purchase of accounts receivable-other	—	(312,449)

Collections of purchased accounts receivable-other	—	144,745

Cash provided by (used in) continuing activities	4,873,912	(4,701,327)
Cash provided by discontinued activities	16,175,259	41,360

Net cash provided by (used in) investing activities	21,049,171	(4,659,967)

Continued.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended August 31,
	2008	2007
Cash flows from financing activities
Principal payments on notes payable	$(7,526,182)	$(216,231)
Proceeds from note payable	—	734,601
Payments on capital lease	—	(5,920)
Proceeds from issuance of restricted stocks	—	—
Proceeds from exercise of stock options	721,398	503,945
Proceeds from sale of stock	—	67,375
Treasury stock purchase	(2,309,898)	—
Distributions and purchases of minority interest holders	(515,050)	(179,245)

Cash provided by (used in) continuing activities	(9,629,732)	904,525
Cash used in discontinued activities	—	(130,299)

Net cash provided by (used in) financing activities	(9,629,732)	774,226

Effect of exchange rate changes on cash	530,951	45,782

Net increase in cash and cash equivalents	39,663,013	2,054,455
Cash and cash equivalents at beginning of year	5,436,787	3,382,332

Cash and cash equivalents at end of year	$45,099,800	$5,436,787

Supplemental cash flow disclosures
Cash paid during year for:
Interest	$132,370	$449,186

Income taxes	$1,543,634	$—

Non cash investing and financing activities:
Accrued liabilities	$124,326	$(1,400,000)
Minority interest	(124,326)	—
Note payable	—	1,400,000
Equipment from capital lease	—	(33,576)
Capital lease obligation	—	33,576
Deferred tax liabilities	(68,949)	—
Other comprehensive income	(189,200)	—
Income tax receivable	258,149	—
Land cost from foreign currency gains	—	(203,490)
Foreign currency gains	—	203,490

	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

August 31, 2008

1.	Significant Accounting Policies

Business and Organization

Dynacq Healthcare, Inc. is a holding company that through its subsidiaries develops and manages general acute care hospitals which provide specialized general surgeries, such as neuro-spine, bariatric and orthopedic surgeries. We are composed of two divisions, based on our geographic area of operations, U.S. and China. Hereinafter, the “Company” will refer to Dynacq Healthcare, Inc. and its wholly or majority owned subsidiaries, unless the context dictates or requires otherwise.

The Company was incorporated under the laws of the State of Nevada in 1992. The Company was reincorporated in Delaware in November 2003 and reincorporated back in Nevada in August 2007.

In May 1998, Vista Community Medical Center, L.L.C., a Texas limited liability company, was organized for the purpose of operating a hospital (the “Pasadena facility”). In June 2003, the Pasadena facility was converted to a limited liability partnership. As of August 31, 2008 and 2007, the Company through its subsidiaries had a 99.9% and 98.5% ownership interest in the Pasadena facility, respectively.

In July 2003, Vista Hospital of Dallas, LLP was organized for the purposes of acquiring and operating a surgical hospital in Garland, Texas, (the “Garland facility”). As of August 31, 2008 and 2007, the Company had a 100% and 99%, respectively, membership interest in the Garland facility.

In April 2008, the Company formed a wholly owned subsidiary, Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a Chinese corporation, to provide healthcare management services in China. The Company has also organized Sino Bond Inc. Limited, a Hong Kong corporation (“Sino Bond”), to hold investments in Hong Kong. Sino Bond has no operations to date but has entered into a marketing contract for the provision of healthcare services by Dynacq subsidiaries in China and Southeast Asia.

The Company owned a 70% equity interest in Shanghai DeAn Hospital, a joint venture formed under the laws of the People’s Republic of China (the “DeAn Joint Venture”). The DeAn Joint Venture entered into land use agreements with the Chinese government for the purpose of constructing a hospital in Shanghai, China that was to be owned and operated by the joint venture. In July 2008, the Company sold its interest in the property owned by DeAn.

The Company sold its West Houston facility in the quarter ended February 28, 2007, its land in The Woodlands, Texas in the quarter ended November 30, 2007, its Baton Rouge facility in the quarter ended February 29, 2008, and its interest in the property owned by DeAn in the quarter ended August 31, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for annual financial information and with the instructions to Form 10-K and Article 3 and 3-A of Regulation S-X. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $8.7 million and $8.8 million for the fiscal years 2008 and 2007, respectively.

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

Reclassification

The assets related to the Baton Rouge and West Houston facilities, the land in The Woodlands, Texas, and the operating results for these facilities for all periods presented have been reclassified as Discontinued Operations. Certain balance sheet amounts have been reclassified in the consolidated balance sheet as of August 31, 2007 to conform to the presentation as of August 31, 2008.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Restricted Cash

Restricted cash includes $4.0 million as of August 31, 2007 for capital improvements in the DeAn Joint Venture. During the fiscal year ended August 31, 2008, the interest in the DeAn Joint Venture was sold.

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

Revenue Recognition Policy

The Company has established billing rates for its medical services which it bills as gross revenue as services are delivered. Gross billed revenues are then reduced by the Company’s estimate of the discount (contractual allowance) to arrive at net patient service revenues. Net patient service revenues are based on estimated or historical cash collections as discussed below and may not represent amounts ultimately collected. At such time as the Company can determine that ultimate collections have exceeded or have been less than the revenue recorded on a group of accounts, additional revenue or reduction in revenue is recorded as a change in estimate during the current period. The Company does adjust current period revenue for actual differences in estimated revenue recorded in prior periods and actual cash collections. As the Company is able to identify specific closed blocks of business, the Company compares the actual cash collections on gross billed charges to the estimated collections that were recorded in revenue. The Company records additional revenue or a reduction in revenue in the current period equal to the difference in the estimate recorded and the actual cash collected.

In the last two fiscal years, the Company has recorded additional revenue as follows:

1. The Company has recorded additional revenue of $8,217,000 during the fiscal year ended August 31, 2008 related to amounts collected on MDR accounts receivable. The Company settled various MDR claims for our Pasadena and Garland facilities and collected a total of $26,713,000 for dates of service ranging from 2001 to 2005. This amount represents payments received initially at the time of filing of the claim, additional monies received upon filing the MDR claim and the settlement amount. On these closed MDR accounts receivable, the Company had recognized approximately $18,496,000 as net revenue during the relevant fiscal years when the service was performed. Gross billings on this block of receivables were $35,807,000. Since the Company actually collected $8,217,000 more on this block of receivables than was booked, additional revenue of $682,000, $3,835,000, $1,324,000 and $2,376,000 was recorded in the first, second, third and fourth quarters of the fiscal year ended August 31, 2008, respectively. We do not believe that the amount of additional revenues from MDR settlements reached in this fiscal year is indicative of the amounts that will be obtained from settlements reached in the next twelve months, since insurance companies who have not yet settled may be more likely to appeal their cases, which could delay settlement or a final judgment.

2. The Company collected $42,596,000 on a block of business generated at our Garland facility between September 2003 and February 2008. The accounts included in this block of business were not related to workers’ compensation. Gross billings on this block of receivables were $78,781,000. The contractual allowance booked on this block of receivables was $41,485,000, or approximately 52.7%, generating net revenue of $37,296,000. Since the Company actually collected $5,300,000 more than revenue booked on this block of receivables, additional revenue in the amount of $5,300,000 was recorded in the fourth quarter of the fiscal year ended August 31, 2008.

3. The Company collected $28,572,000 on a block of business generated at our Pasadena facility between September 2005 and February 2008. The accounts included in this block of business were not related to workers’ compensation. Gross billings on this block of receivables were $60,715,000. The contractual allowance booked on this block of receivables was $36,643,000, or approximately 60.4%, generating net revenue of $24,072,000. Since the Company actually collected $4,500,000 more than revenue booked on this block of receivables, additional revenue in the amount of $4,500,000 was recorded in the fourth quarter of the fiscal year ended August 31, 2008.

4. Due to the uncertainties regarding the accounts receivable in the MDR process, and the recent Third Court of Appeals’ opinion and our legal counsel’s advice that settlements with insurance carriers have virtually stopped, the Company has fully reserved all accounts receivable related to the MDR process as of August 31, 2008, and written-off $8.7 million and $9.8 million of MDR accounts receivable in the fourth quarter of the fiscal year ended August 31, 2008, at our Garland and Pasadena facilities, respectively.

The net write down in net patient service revenue was $6.3 million in the fourth quarter of the fiscal year ended August 31, 2008, or $4.1 million net of income tax expense, or $0.25 per diluted share.

The table below sets forth the percentage of our gross patient service revenue by financial class for the fiscal years 2008 and 2007:

	2008	2007
Workers’ Compensation	37%	47%
Commercial	41%	38%
Medicare	10%	9%
Medicaid	—%	1%
Self-Pay	10%	3%
Other	2%	2%

Contractual Allowance

Starting March 1, 2008, the Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received for the services performed and also estimating amounts collectible within the next six months and after six months by considering historical collections ratio. Prior to March 1, 2008, the contractual allowance was calculated based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis by operating facility. This ratio of cash collections to billed services was then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for fiscal years 2008 and 2007:

	2008	2007
Gross billed charges	$145,763,332	$96,215,520
Contractual allowance	85,489,385	53,369,699

Net revenue	$60,273,947	$42,845,821

Contractual allowance percentage	59%	55%

A significant amount of our net revenue results from Texas workers’ compensation claims, which are governed by the rules and regulations of the Texas Department of Workers’ Compensation (“TDWC”) and the workers’ compensation healthcare networks. If one of our hospitals chooses to participate in a network, the amount of revenue that will be generated from workers’ compensation claims will be governed by the network contract.

For claims arising prior to the implementation of workers’ compensation networks and out of network claims, inpatient and outpatient surgical services are either reimbursed pursuant to the Acute Care In-Patient Hospital Fee Guideline or at a “fair and reasonable” rate for services in which the fee guideline is not applicable. Starting March 1, 2008, the Texas Workers’ Compensation 2008 Acute Care Hospital Outpatient and Inpatient Facility Fee Guidelines (the “Guidelines”) became effective. Under these Guidelines, the reimbursement amounts are determined by applying the most recently adopted and effective Medicare reimbursement formula and factors; however, if the maximum allowable reimbursement for the procedure performed cannot be calculated using these Guidelines, then reimbursement is determined on a fair and reasonable basis.

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

Should our facility disagree with the amount of reimbursement provided by a third-party payer, we are required to pursue the MDR process at the TDWC to request proper reimbursement for services. The Company has recently been successful in its pursuit of collections regarding the stop-loss cases pending before the State Office of Administrative Hearings (“SOAH”), receiving positive rulings in over 90% of its claims presented for administrative determination. The 2007 district court decision upholding our interpretation of the statute as applied to the stop-loss claims was recently appealed by certain insurance carriers, and the Third Court of Appeals determined that in order for a hospital to be reimbursed at 75% of its usual and customary audited charges for an inpatient admission, the hospital must not only bill at least $40,000, but also show that the admission involved unusually costly and unusually extensive services. Procedurally, the decision means that each case where a carrier raised an issue regarding whether the services provided were unusually costly or unusually extensive would be remanded to either SOAH or Medical Dispute Resolution (“MDR”) for a case-by-case determination of whether the services provided meet these standards, once the definitions of those standards are determined. We plan to appeal the Third Court of Appeals decision and anticipate further, lengthy litigation at the Travis County District Courts and the Texas Courts of Appeals to establish the legal definition for these standards. Because of this lengthy process and the uncertainty of recovery in these cases, collection of a material amount of funds in these pending stop-loss cases is not anticipated during the 2009 fiscal year.

To date, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. We believe the Company’s ultimate obligation to refund the payments is remote. Our request that the TDWC Commissioner enforce the awards which have not been voluntarily paid by the carriers has been refused in approximately 130 cases.

Claims regarding payment for hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and ultimately in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges. In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases which have been appealed to the Travis County district courts challenge the constitutionality of the relevant statutory language. A lead case has been selected and is scheduled to be heard on January 14, 2009. Although we would appeal any negative ruling handed down in this lead case, such ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided in 2001 and 2002 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008. Successful collection of material amounts in these cases is unlikely.

We are currently pursuing claims against two healthcare agents relating to contracts with certain of our facilities which set out reimbursement guidelines by several workers’ compensation carriers at a minimum of 70% of the facility’s charges. Discovery is continuing on these claims to determine which carriers are involved and the amount of reimbursement due to us.

Due to the uncertainties regarding the accounts receivable in the MDR process, the recent Third Court of Appeals’ opinion and our legal counsel’s advice that settlements with insurance carriers have virtually stopped, the Company has fully reserved all accounts receivable related to the MDR process as of August 31, 2008. Any monies collected for these MDR accounts receivable will be recorded as current period’s net patient service revenues.

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. Due to reasons discussed above for writing down all MDR accounts receivable, the Company does not have any long term receivables as at

August 31, 2008, and expects to collect the net receivables within twelve months. At each balance sheet date management reviews the accounts receivable for collectibility.

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

Advertising Costs

Advertising and marketing costs in the amounts of $4,545,000 and $5,440,000 for the years ending August 31, 2008 and 2007, respectively, were expensed as incurred.

Income Taxes

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax liabilities or assets are determined based on differences between the income tax basis and the financial reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Minority Interests

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 0.1% to 7% during the fiscal year ended August 31, 2008, and was 0.1% at August 31, 2008 at the Pasadena facility). During 2008 and 2007, the Company purchased minority interests from certain minority interest holders at an amount that was $60,671 and $45,244 less than the net book value of the minority interest liability on the date of purchase, respectively. These gains have been recorded as an extraordinary gain during the respective periods. In fiscal 2008 and 2007, the buy-out amounts were made in accordance with the provisions of the various partnership agreements.

The following table sets forth the activity in the minority interest liability account for the fiscal years ending August 31, 2008 and 2007:

Balance August 31, 2006	$656,697
Earnings allocated to minority interest holders	121,563
Distribution to minority interest holders	(15,000)
Acquisition of various minority interests	(164,245)

Balance August 31, 2007	599,015
Earnings allocated to minority interest holders	185,958
Distribution to minority interest holders	(61,780)
Acquisition of various minority interests	(638,267)

Balance August 31, 2008	$84,926

Net Income Per Share

Basic net income per share has been computed using the weighted average number of common shares outstanding during the period. Diluted net income per share has been calculated to give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants in years in which the Company has income.

Foreign Currency Translation

The Company has designated the Chinese Yuan Renminbi as the functional currency for the DeAn Joint Venture and Dynacq Huai Bei in China, and the Hong Kong Dollar for Sino Bond Inc. Limited in Hong Kong. Assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Income and expense are translated at average exchange rates prevailing during the period. The effects of foreign currency translation adjustments are included as a component of Accumulated Other Comprehensive Income within stockholders’ equity.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 will be effective for the Company for fiscal year 2009. Management is currently evaluating the impact of the statement on the Company. Management does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

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

2.	Property and Equipment

At August 31, property and equipment consisted of the following:

	2008	2007
Land	$2,452,110	$6,225,000
Buildings and improvements	13,954,662	13,954,662
Equipment, furniture and fixtures	16,508,326	15,447,814

	32,915,098	35,627,476
Less accumulated depreciation and amortization	(17,686,211)	(15,821,032)
Construction in progress	—	150,267

Net property and equipment	$15,228,887	$19,956,711

For the years ended August 31, 2008 and 2007, depreciation expense was $2,106,100 and $2,324,012, respectively.

3.	Assets held for sale

The Company sold its West Houston facility in the quarter ended February 28, 2007, its land in The Woodlands, Texas in the quarter ended November 30, 2007 its Baton Rouge facility in the quarter ended February 29, 2008, and its interest in the property owned by DeAn in the quarter ended August 31, 2008.

4.	Discontinued operations

The Company has accounted for its Baton Rouge and West Houston facilities as discontinued operations, and has reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to the Company’s discontinued operations for each of the past two years is as follows:

	Year Ended August 31,
	2008	2007
Net patient service revenue	$3,796,025	$12,389,320
Costs and expenses	(3,949,998)	(11,945,046)
Other income	112,798	34,966

Income (loss) before income taxes	(41,175)	479,240
Benefit (provision) for income taxes	14,412	(175,700)

Income (loss) from discontinued operations, net of income taxes	(26,763)	303,540

Gain (loss) on sale of discontinued operations	4,745,650	(23,702)
(Provision) benefit for income taxes	(1,660,977)	9,000

Gain (loss) on sale of discontinued operations, net of income taxes	3,084,673	(14,702)

Total income from discontinued operations, net of income taxes	$3,057,910	$288,838

Assets and liabilities of discontinued operations related to the Baton Rouge and West Houston facilities and the land in The Woodlands, Texas, consist of the following as of August 31, 2007:

Property and equipment, net	$13,187,738

Total assets	$13,187,738

5.	Notes payable

At August 31, notes payable consisted of the following:

	2008	2007
Current portion of $1.4 million note payable related to class action lawsuit settlement dated October 10, 2006. The note bears interest at 6% per annum and is secured by a deed of trust on the Garland facility	$480,269	$452,368

Five-year revolving credit facility with a financial institution subject to a borrowing base based on eligible accounts receivable, secured by a first priority security interest in all existing and future accounts receivable and accounts receivable related items, other assets and deposit accounts of certain subsidiaries, a pledge of 75% of equity interest in the operating entities of the Garland and Pasadena facilities and a negative pledge for the equity interests in the Company and other subsidiaries, variable interest payable of 2.85% plus LIBOR rate. Subsequent to fiscal year ended August 31, 2008, this credit facility was terminated

	—	7,073,813

Note payable – current portion	480,269	7,526,181
Long-term portion of $1.4 million note payable related to class action lawsuit settlement dated October 10, 2006. The note bears interest at 6% per annum and is secured by a deed of trust on the Garland facility	251,131	731,401

	$731,400	$8,257,582

6.	Income Taxes

The provision (benefit) for income taxes consisted of the following:

	Year Ended August 31,
	2008	2007
Current tax expense (benefit):
Federal	$3,684,270	$276,241
State	175,276	22,873

Total current	3,859,546	299,114

Deferred tax expense (benefit):
Federal	197,107	(687,666)
State	—	(56,938)

Total deferred	197,107	(744,604)

Total income tax expense (benefit)	$4,056,653	$(445,490)

As of August 31, 2008 and 2007, income tax benefits of $99,645 and $77,000, respectively, resulting from deductions relating to nonqualified stock option exercises and disqualifying dispositions of certain employee incentive stock options were recorded as increases in stockholders’ equity.

The components of the provision for deferred income taxes at August 31 were as follows:

	2008	2007
Applicable to:
Differences between revenues and expenses recognized for federal income tax and financial reporting purposes	$(258,079)	$333,827
Stock options and related employee compensation	—	(47,188)
Allowance for uncollectible accounts	(84,584)	(85,448)
Asset impairment	(455,000)	—
Difference in method of computing depreciation for tax and financial reporting purposes	937,464	(17,914)
State tax rate change	89,996	—
Net operating loss usage (carry forward)	—	835,899
Valuation allowance change	—	(1,763,780)
Other	(32,690)	—

Deferred income tax expense (benefit)	$197,107	$(744,604)

Significant components of the Company’s deferred tax liabilities and assets were as follows at August 31, 2008:

	Current	Noncurrent
Deferred tax liabilities:
Depreciation	$—	$(93,983)
Exchange gains provision	—	(302,200)
Deferred tax assets:
Revenue and expense differences	290,990	—
Allowance for uncollectible accounts	726,608	—
Other	(158,343)	40,375

Net deferred tax asset (liability)	$859,255	$(355,808)

Significant components of the Company’s deferred tax liabilities and assets were as follows at August 31, 2007:

	Current	Noncurrent
Deferred tax liabilities:
Depreciation	$—	$(1,117,646)
Exchange gains provision	—	(113,000)
Deferred tax assets:
Revenue and expense differences	201,205	—
Allowance for uncollectible accounts	878,986	—
Asset impairment	—	493,026
Other	(22,260)	123,505
Minority interest		187,788

Net deferred tax asset (liability)	$1,057,931	$(426,327)

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory federal income tax rate to income before income taxes, minority interests and extraordinary gain is as follows:

	Year Ended August 31,
	2008	2007
Provision for income taxes computed using the statutory rate of 35%	$3,354,737	$1,229,505
State income taxes, net of federal benefit	113,929	14,868
Minority interests in subsidiaries’ income	(65,085)	(46,103)
Non-deductible expenses	463,431	43,020
Change in valuation allowance	—	(1,763,780)
State tax rate change	89,996	—
Tax benefit of employees stock options exercise	99,645	77,000

Provision (benefit) for income taxes	$4,056,653	$(445,490)

7.	Related Party Transactions

The Company has retained Redwood Health Corporation (“Redwood”), to furnish physicians to provide in-house emergency medical coverage for its Pasadena facility during the weekend hours and weekday nights at an hourly rate of $75. The son of the Company’s Chief Executive Officer is a physician and an affiliate of Redwood. The Company paid $437,100 and $433,500 for emergency room physician services to Redwood in fiscal 2008 and 2007, respectively. Management, as well as the Audit Committee that approved the agreement, believes that the hourly rate being paid is consistent with comparable in-house emergency medical coverage rates available in the area.

The Company leases 7,250 square feet of office space for its executive offices through September 1, 2011 for $6,525 per month. The lessor of the office space is Capital Bank, of which Mr. Earl Votaw, one of the Company’s directors, is a director. Management believes that the lease rate being paid is consistent with comparable commercial rates available in the area.

Dr. Ping Chu, a director, has paid the Company $13,088 and $19,768 during fiscal years ended August 31, 2008 and 2007, respectively for rent and management fees. As of August 31, 2008 and 2007, the Company had accounts receivable from Dr. Chu of $22,441 and $36,595, respectively. Included in the accounts receivable balance were amounts applicable to Dr. Chu’s staffs’ payroll for which he reimburses the Company in the ordinary course of business.

Dr. Xiao Li, a director, was paid $189,275 and $188,975 to provide in-house medical services to the emergency room patients at the Pasadena facility during the fiscal years ended August 31, 2008 and 2007, respectively. Management, as well as the Audit Committee that approved the agreement, believes that the rate being paid is consistent with comparable in-house emergency medical services available in the area.

8.	Stockholders’ Equity and Stock Option Plan

Preferred Stock

In January 1992, the board of directors approved an amendment to the Company’s Articles of Incorporation to authorize 5,000,000 shares of undesignated preferred stock, for which the board of directors is authorized to fix the designation, powers, preferences and rights. There are no shares of preferred stock issued or outstanding as of August 31, 2008.

Treasury Stock

Of the 500,000 shares authorized to repurchase in January 2002, the Company purchased 10,000 shares in December 2007 at an average cost of $3.80 per share. Prior to that the Company had bought back 450,676 shares of its common stock during fiscal years 2002 - 2004, at an average cost of $14.08 per share, for a total purchase price of $6,345,680. The Company is no longer purchasing its shares under this program.

On February 29, 2008 the Company’s Board of Directors authorized a program of repurchasing up to 2 million of its outstanding securities from time to time in open market transactions at prevailing prices on NASDAQ. The Company has repurchased 445,193 shares at an average cost of $5.10 per share.

Stock Option Plan

The Company’s 2000 Incentive Plan (the “Plan”) provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the Plan. As of August 31, 2008, there remain 1,219,854 shares which can be issued under the Plan, after giving effect to stock splits and shares issued under the Plan. The Plan permits stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

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

On July 25, 2008, the Compensation Committee granted a performance share award to an employee whereby the employee can earn up to 1 million shares of the Company’s common stock if certain operating performance criteria are met, beginning in fiscal 2010. The number of shares that are issuable each year is to be determined by quantifying the performance criteria and dividing the quantified amount by $3.74, which was the market price of the Company’s stock on the date of grant of the award. The performance period extends for ten years or until such time as the 1 million shares of common stock have been awarded.

On August 19, 2008, the Compensation Committee granted stock options to purchase an aggregate of 100,000 shares, with an exercise price of $5.10 to an employee. These stock options will vest in annual installments of 25 percent beginning on the first anniversary date, and expire after six years.

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

The following table summarizes the stock option activities for the year ended August 31, 2008 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1)
Outstanding, August 31, 2007	2,151	$3.77	$—	$6,053,359
Granted	100	5.10	3.62	—
Exercised	(167)	4.31	—	512,794
Expired or canceled	(513)	4.59	—	—

Outstanding, August 31, 2008	1,571	$3.52	—	$2,139,450

(1) These amounts represent the difference between the exercise price and $4.85, the closing price of Dynacq common stock on August 31, 2008 as reported on the NASDAQ stock market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dynacq common stock on the date of exercise.

For the years ended August 31, 2008 and 2007, the Company received $721,398 and $503,945, respectively, for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $99,645 and $77,000 for the years ended August 31, 2008 and 2007, respectively.

The following summarizes information related to stock options outstanding at August 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 2.50 – 2.75	886	4.8	$2.53	253	$2.52
$ 4.44 – 5.10	685	5.0	4.81	585	4.76

Total	1,571	4.9	$3.52	838	$4.09

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for two fiscal years ended August 31, 2008:

	Year Ended August 31,
	2008	2007
Estimated fair value	$3.62	$1.70
Expected life (years)	4.04	4.32
Risk free interest rate	3.07%	5.00%
Volatility	204%	89%
Dividend yield	—	—

9.	Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering substantially all employees of the Company and provides for voluntary contributions by these employees, subject to certain limits. The plan was effective June 1, 2001. The Company makes discretionary contributions to the plan. The Company’s contributions for fiscal years 2008 and 2007 were $81,111 and $50,901, respectively.

10.	Net Income Per Share

The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The shares outstanding for basic and diluted are the same, as an increase in the number of shares for dilution purposes would be anti-dilutive. The denominator for each period presented was determined as follows:

	Year Ended August 31,
	2008	2007
Denominator:
Basic net income per share—weighted average shares outstanding	15,793,660	15,749,891
Effect of dilutive securities:
Common stock options—treasury stock method	664,228	160,226

Diluted net income per share—weighted average shares outstanding	16,457,888	15,910,117

11.	Comprehensive Income

Comprehensive income at August 31 is as follows:

	2008	2007
Net income	$8,439,698	$4,155,480
Foreign currency translation adjustment, net of income tax expense of $189,200 and $113,000, in fiscal years 2008 and 2007, respectively	341,751	113,951

Comprehensive income	$8,781,449	$4,269,431

12.	Accrued Liabilities

Accrued liabilities at August 31 is as follows:

	2008	2007
Marketing fees liability	$639,224	$1,951,100
Payroll, bonus and related taxes	2,657,086	961,209
Minority interest buy-out liability	383,068	—
Property taxes	321,969	441,014
Medicare liability	400,000	400,000
Lawsuit settlements and other related expenses	100,000	385,000
Sales tax liability	357,216	325,216
Insurance premium payable	95,715	157,383
Rui An management fee payable	146,088	—
Accrued interest	4,048	50,329
Year-end accruals of expenses and other	811,146	1,010,077

Total accrued liabilities	$5,915,560	$5,681,328

13.	Commitments and Contingencies

Total rent and lease expenses paid by the Company for the fiscal years 2008 and 2007 were approximately $1,240,000 and $1,056,000, respectively. The Company’s total minimum rental commitments under noncancellable operating leases are approximately $2.1 million in the next four fiscal years.

The Company, through its subsidiary, also had agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Pasadena and Garland facilities. These facilities received bariatric and orthopedic referrals from other sources, and the organizations referred clients to other area hospitals. Payments made related to these agreements for the fiscal years 2008 and 2007 were $4,545,000 and $5,145,000, respectively. The Company has a total commitment of approximately $6,750,000 to be incurred in the next two fiscal years related to these marketing agreements.

The Company is currently overseeing the construction of a hospital in Rui An, China to be completed October 1, 2009, at which time it will manage the hospital for a term of 15 years. As part of this agreement, the Company will provide a construction loan of approximately $2.1 million based on percentage of completion of construction of the hospital, and will also advance approximately $730,000 for equipment purchase. The Company also has a commitment to assume and discharge within 10 years $883,000 of existing liabilities, of which $736,000 has already been paid in fiscal year ended August 31, 2008. The Company has subsequent to the year ended August 31, 2008, signed an agreement for marketing its services to hospitals in China, for which the Company would incur at its discretion from $75,000 to $250,000 per month for the next three years.

The Company has contracts with doctors to manage various areas of the Company’s hospitals and other service agreements. Payments made under these agreements for the fiscal years ending August 31, 2008 and 2007 were $3,276,000 and $2,888,000, respectively. The Company’s minimum commitments under these contracts are approximately $3.7 million to be incurred primarily in the next fiscal year.

Risks and Uncertainties

The Company maintains various insurance policies that cover each of its facilities. Specifically, the Company has occurrence medical malpractice coverage for its Pasadena and Garland facilities. In addition, all physicians granted privileges at the Company’s facilities are required to maintain medical malpractice insurance coverage. The Company also maintains general liability and property insurance coverage for each facility, including flood coverage. The Company does not currently maintain worker’s compensation coverage in Texas. In regard to the Employee Health Insurance Plan, the Company is self-insured with specific and aggregate re-insurance with stop-

loss levels appropriate for the Company’s group size. Coverage is maintained in amounts management deems adequate.

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

14.	Concentrations of Credit Risk and Fair Value of Financial Instruments

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash investments and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of FDIC and Securities Investor Protection Corporation (“SIPC”) insurance limits; however, management believes that these financial institutions are of high quality and the risk of loss is minimal. At August 31, 2008, the Company had cash balances in excess of the FDIC and SIPC limits of $45.1 million.

As is customary in the healthcare business, the Company has accounts receivable from various third-party payers. The Company does not request collateral from its customers and continually monitors its exposure for credit losses and maintains allowances for anticipated losses. Receivables from third -party payers are normally in excess of 90% of the total receivables at any point in time. The mix of gross receivables from self-pay patients and third-party payers at August 31, 2008 and 2007 is as follows:

	2008	2007
Workers’ compensation	10%	3%
Workers’ compensation subject to Medical Dispute Resolution process	69%	79%
Commercial	9%	9%
Medicare	3%	5%
Medicaid	—%	—%
Self-pay	5%	2%
Other	4%	2%

	100%	100%

We had two third-party payers (customers) representing 11% and 10% of the Company’s gross revenue for the year ended August 31, 2008. We had one third-party payer (customer) representing 12% of the Company’s gross revenue for the year ended August 31, 2007. We did not have a single third-party payer (customer) who represented 10% of our gross receivables as of August 31, 2008. We had one third-party payer (customer) who represented 14% of our gross receivables as of August 31, 2007.

The carrying amounts of cash and cash equivalents, current receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s short-term borrowings at August 31, 2008 and 2007 approximate their fair value.

15.	Industry Segments and Geographic Information

We manage our operations through two operating segments, based on our geographic areas: U.S. and China.

U.S. Division

Our U.S. Division develops and operates general acute care hospitals designed to handle specialized surgeries such as bariatric, orthopedic and neuro-spine surgeries. Certain of the Company’s facilities also provide sleep laboratory and pain management services, as well as minor emergency treatment services. The U.S. Division owns two hospitals, which are the Pasadena facility and the Garland facility.

China Division

Our China Division is set up to provide healthcare management services in China. In the fiscal year ended August 31, 2008 and 2007, there have been no revenues in China.

DeAn, which was formed for the purpose of constructing, owning and operating a hospital in Shanghai, China, had entered into land use agreements with the Chinese government under which it leased, for a term of 50 years, approximately 28.88 acres of government-owned land on which the hospital would be constructed. After protracted negotiations with the Chinese government for, among other matters, the payment by the government of the amounts due by it under the Joint Venture Agreement which it had not funded, the sale by the government of its interest in DeAn to a third party, and the extension of the dates for completion of construction of the hospital, the Company, in July 2008, sold its interest in the property owned by DeAn for the construction of the hospital for approximately $4.3 million U.S., net of commissions.

In April 2008, the Company formed Dynacq-Huai Bei, to provide healthcare management services to hospitals in China. Dynacq Huai Bei has entered into an Agreement to Assign Management (“Management Agreement”) with Rui An City Department of Health assigning to Dynacq Huai Bei the right to manage the operations, human resources and financials of the Rui An Hospital beginning October 2009, when the new hospital currently under construction is completed and operational. Dynacq-Huai-Bei is currently overseeing the construction of the hospital until it is completed.

The Company has also organized Sino Bond to hold investments in Hong Kong. Sino Bond has no operations to date but has entered into a three-year marketing contract effective October 1, 2008 for the provision of healthcare services by Dynacq subsidiaries in China and Southeast Asia.

We generally evaluate performance based on profit or loss from operations before income taxes and non-recurring charges and other criteria. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no transfers between segments.

Summarized financial information concerning the business segments from continuing operations is as follows:

	Year Ended August 31,
	2008	2007
Revenues from external customers
Net patient service revenues
U.S. Division	$60,273,947	$42,845,821
China Division	—	—

Consolidated	$60,273,947	$42,845,821

Income (loss) before taxes, discontinued operations and extraordinary gain
U.S. Division	$11,304,946	$4,136,103
China Division	(1,905,941)	(744,795)

Consolidated	$9,399,005	$3,391,308

Total Assets
U.S. Division	$64,083,652	$70,219,802
China Division	18,164,910	8,675,159

Consolidated	$82,248,562	$78,894,961

Many hospitals in China are owned and operated by the local governments subject to the oversight by the central government. The Company’s strategy is to minimize its capital investment by entering into long term mutually beneficial relationships by utilizing space from existing government hospitals and providing specialty medical treatment therapies that the government owned hospitals are lacking and are in high demand. There currently exist joint venture arrangements between foreign healthcare providers and government owned hospitals, principally in major cities, such as Shanghai and Beijing. Some of these competitors have greater financial and other resources than the Company in China. The Company has no prior experience of operating hospitals and can provide no assurance that it will be able to compete successfully in China.

The above financial data are not reflective of the future trends, since revenue from China Division has not started as yet. Subsequent to the fiscal year ended August 31, 2008, the cash balance at the China Division has increased from $17.7 million to $37 million. The U.S. Division has transferred an additional $20 million in October 2008 to the China Division due to attractive interest rates on time deposits. Of the $37 million in cash in the China Division, $23 million is deposited in banks in Hong Kong, where the government of Hong Kong has guaranteed the repayment of all bank deposits until 2010.

Subsequent to the end of the fiscal year ended August 31, 2008, the Company has engaged in negotiations to invest approximately $3.9 million in high yield bonds, which it expects to finalize in the first quarter of fiscal 2009.

16.	Subsequent Events

Subsequent to the fiscal year ended August 31, 2008, the cash balance at the China Division has increased from $17.7 million to $37 million. The U.S. Division has transferred additional $20 million in October 2008 to the China Division due to attractive interest rates on time deposits. Of the $37 million cash in the China Division, $23 million is deposited in banks in Hong Kong, where the government of Hong Kong has guaranteed the repayment of all bank deposits until 2010.

A three-year management support and marketing agreement was executed effective October 1, 2008 between Sino Bond, Inc. Ltd., the Company’s Hong Kong subsidiary and Otto Regent Ltd., a Hong Kong marketing company to develop strategies to lead the Company’s marketing activities in China including but not limited to recruitment of physicians, multi-media advertising and enhancing the reputation of the Company’s healthcare services, for which the Company would incur at its discretion from $75,000 to $250,000 per month for the next three years.

Subsequent to the end of the fiscal year ended August 31, 2008, the Company has engaged in negotiations to invest approximately $3.9 million in high yield bonds, which it expects to finalize in the first quarter of fiscal 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of August 31, 2008, our internal disclosure controls and procedures were effective except for the filing of our Current Report on Form 8-K on June 25, 2008. That report disclosed that a subsidiary of the Company had entered into a hospital management agreement in China on April 28, 2008; however, the management agreement had been amended on May 30, 2008 in several respects. Those amendments were described in a Current Report on Form 8-K of the Company subsequently filed on November 6, 2008. The reason for this deficiency was a lack of effective communication between the executive officers and legal counsel of the Company. The executive officers of the Company have recognized this deficiency and resolved to communicate more effectively and timely with their legal counsel regarding events requiring public disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, an evaluation of the effectiveness of our internal controls over financial reporting was conducted based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation under the framework in Internal Controls – Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting were not effective as a result of a material weakness in internal controls as of August 31, 2008. That weakness was that the Company created a new entity in China during the first fiscal quarter of 2008 and had activity in its cash accounts early in the second fiscal quarter of 2008 but lacked general ledgers for its China operations. After the Company’s auditors pointed out this deficiency in the course of their audit during October 2008, the Company prepared general ledgers for its three separate China entities, which were completed prior to the completion of the audit.

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work. Our internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations, and therefore can only provide reasonable assurance with respect to financial statement preparation and presentation. In order to address the material weaknesses identified, management has initiated corrective measures that will continue through 2009. The Company will continue to monitor the effectiveness of its internal controls and procedures on an ongoing basis and will take further actions, as appropriate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

No Attestation Report

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2009 annual meeting to be filed on or before December 29, 2008.

Item 11.	Executive Compensation.

The information required by this Item 11 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2009 annual meeting to be filed on or before December 29, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2009 annual meeting to be filed on or before December 29, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2009 annual meeting to be filed on or before December 29, 2008.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2009 annual meeting to be filed on or before December 29, 2008.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 32 of this Report.

(a)(2) Financial Statement Schedule: Not required.

(b) Exhibits. The following exhibits are to be filed as part of the annual report:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 3.1	Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Form 10-K filed November 13, 2007.

Exhibit 3.2	Bylaws incorporated by reference to Exhibit 3.2 to the Form 10-K filed November 13, 2007.

+Exhibit 10.1	The Company’s Year 2000 Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company’s Definitive Proxy Statement on Schedule 14A filed August 9, 2000.

Exhibit 10.2	Amended Management Support and Marketing Agreement between Otto Regent Limited and Sino Bond Inc. Limited dated October 1, 2008.

Exhibit 10.3	Agreement selling real estate owned by DeAn Joint Venture dated July 11, 2008.

+Exhibit 10.4	Performance Award Agreement dated July 25, 2008.

Exhibit 10.5	Form of Indemnification Agreement with various officers and directors of the Company, incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2004.

Exhibit 10.6	Purchase and Sale Agreement between Vista Holdings, LLC and the State of Louisiana dated November 8, 2007 incorporated by reference to Exhibit 10.7 to the Form 10-K filed November 13, 2007.

Exhibit 10.7	Management Support and Marketing Agreement dated October 15, 2003 between the Company and Medical Multimedia Advertising, Inc. and Addendum thereto, incorporated by reference to Exhibit 10.12 to the Form 10-K for the fiscal year ended August 31, 2003.

Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Exhibit 21.1	Listing of subsidiaries.

Exhibit 23.1	Consent of Killman, Murrell and Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynacq Healthcare, Inc.

Date: November 26, 2008	By:	/s/ Chiu M. Chan
Chiu M. Chan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chiu M. Chan Chiu M. Chan (Principal Executive Officer)	Chairman of the Board, CEO and President	November 26, 2008

/s/ Philip S. Chan Philip S. Chan (Principal Financial and Accounting Officer)	Director, Vice President - Finance, CFO, and Treasurer	November 26, 2008

Stephen L. Huber	Director	November 26, 2008

/s/ Ping S. Chu Ping S. Chu	Director	November 26, 2008

/s/ James G. Gerace James G. Gerace	Director	November 26, 2008

/s/ Earl R. Votaw Earl R. Votaw	Director	November 26, 2008

/s/ Xiao H. Li Xiao H. Li	Director	November 26, 2008

EXHIBIT INDEX

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 3.1	Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Form 10-K filed November 13, 2007.

Exhibit 3.2	Bylaws incorporated by reference to Exhibit 3.2 to the Form 10-K filed November 13, 2007.

+Exhibit 10.1	The Company’s Year 2000 Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company’s Definitive Proxy Statement on Schedule 14A filed August 9, 2000.

Exhibit 10.2	Amended Management Support and Marketing Agreement between Otto Regent Limited and Sino Bond Inc. Limited dated October 1, 2008.

Exhibit 10.3	Agreement selling real estate owned by DeAn Joint Venture dated July 11, 2008.

+Exhibit 10.4	Performance Award Agreement dated July 25, 2008.

Exhibit 10.5	Form of Indemnification Agreement with various officers and directors of the Company, incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2004.

Exhibit 10.6	Purchase and Sale Agreement between Vista Holdings, LLC and the State of Louisiana dated November 8, 2007 incorporated by reference to Exhibit 10.7 to the Form 10-K filed November 13, 2007.

Exhibit 10.7	Management Support and Marketing Agreement dated October 15, 2003 between the Company and Medical Multimedia Advertising, Inc. and Addendum thereto, incorporated by reference to Exhibit 10.12 to the Form 10-K for the fiscal year ended August 31, 2003.

Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Exhibit 21.1	Listing of subsidiaries.

Exhibit 23.1	Consent of Killman, Murrell and Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.