Form 10-Q
period 2008-11-30
DYNACQ HEALTHCARE INC
filed 2009-01-14
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

As of January 7, 2009, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 15,547,507.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have reviewed the accompanying consolidated balance sheet of Dynacq Healthcare, Inc., as of November 30, 2008, and the related consolidated statements of operations and cash flows for the three-month periods ended November 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dynacq Healthcare, Inc., as of August 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated November 21, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Killman, Murrell & Company, P.C.

Killman, Murrell & Company, P.C.

Houston, Texas

January 9, 2009

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	November 30, 2008	August 31, 2008
	(Reviewed)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$38,371,316	$45,099,800
Investments	3,628,000	—
Accounts receivable, net of contractual allowances of approximately $235,153,000 and $226,355,000 at November 30, 2008 and August 31, 2008, respectively	11,048,714	18,018,673
Inventories	1,280,712	1,469,775
Prepaid expenses	546,884	475,251
Deferred tax assets	813,844	859,255
Income taxes receivable	4,058,819	868,249

Total current assets	59,748,289	66,791,003
Property and equipment, net	15,329,865	15,228,887
Other assets	263,918	228,672

Total assets	$75,342,072	$82,248,562

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	November 30, 2008	August 31, 2008
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,494,154	$3,816,585
Accrued liabilities	4,031,858	5,887,353
Notes payable	487,509	480,269
Current portion of capital lease obligations	58,143	16,534
Current taxes payable	194,119	4,417,334

Total current liabilities	8,265,783	14,618,075
Non-current liabilities:
Long-term portion of note payable	126,505	251,131
Long-term portion of capital lease obligations	400,492	11,673
Deferred tax liabilities	230,574	355,808

Total liabilities	9,023,354	15,236,687

Minority interests	83,572	84,926

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 16,010,924 shares issued at November 30, 2008 and at August 31, 2008	16,011	16,011
Treasury stock, 455,193 shares at November 30, 2008 and at August 31, 2008, at cost	(2,309,898)	(2,309,898)
Additional paid-in capital	15,140,401	15,023,927
Accumulated other comprehensive income	395,546	561,271
Retained earnings	52,993,086	53,635,638

Total stockholders’ equity	66,235,146	66,926,949

Total liabilities and stockholders’ equity	$75,342,072	$82,248,562

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Reviewed)

	Three months ended November 30,
	2008	2007
Net patient service revenue	$10,879,238	$13,842,318

Costs and expenses:
Compensation and benefits	3,681,540	3,356,310
Medical services and supplies	3,289,820	2,716,391
Other operating expenses	4,635,546	3,701,409
Depreciation and amortization	394,224	536,795

Total costs and expenses	12,001,130	10,310,905

Operating income (loss)	(1,121,892)	3,531,413

Other income:
Rent and other income	71,678	126,394
Interest income	155,841	7,064
Interest expense	(10,997)	(72,194)

Total other income, net	216,522	61,264

Income (loss) before income taxes and minority interests	(905,370)	3,592,677
Minority interest in loss (earnings)	1,354	(35,363)

Income (loss) before income taxes	(904,016)	3,557,314
Benefit (provision) for income taxes	261,464	(1,377,428)

Income (loss) from continuing operations	(642,552)	2,179,886
Income from discontinued operations, net of income taxes	—	253,944

Net income (loss)	$(642,552)	$2,433,830

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.04)	$0.14
Income (loss) from discontinued operations, net of income taxes	—	0.01

Net income (loss)	$(0.04)	$0.15

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.04)	$0.13
Income (loss) from discontinued operations, net of income taxes	—	0.01

Net income (loss)	$(0.04)	$0.14

Basic average common shares outstanding	15,555,731	15,871,807

Diluted average common shares outstanding	15,555,731	16,674,017

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Three months ended November 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(642,552)	$2,433,830
Less income from discontinued operations, net of income taxes	—	(253,944)

Net income (loss) before discontinued operations	(642,552)	2,179,886
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	394,224	536,795
Gain on sale of assets	—	(28,455)
Deferred income taxes	9,377	447,404
Minority interests	(1,354)	35,363
Charge for stock options to employees	116,474	124,425
Income tax benefit for employees’ exercise of incentive stock options	—	46,300
Changes in operating assets and liabilities:
Accounts receivable	6,969,959	(1,528,979)
Inventories	189,063	(152,564)
Prepaid expenses	(71,633)	112,100
Income taxes receivable	(3,190,570)	26,069
Other assets	(35,246)	30,701
Accounts payable	(322,431)	(443,788)
Accrued liabilities	(1,855,495)	76,574
Income taxes payable	(4,223,215)	640,666

Cash provided by (used in) continuing activities	(2,663,399)	2,102,497
Cash provided by discontinued activities	—	253,944

Net cash provided by (used in) operating activities	(2,663,399)	2,356,441

Cash flows from investing activities
Purchase of property and equipment	(59,787)	(107,486)
Investment available-for-sale securities	(3,906,000)	—
Proceeds from sale of assets	—	1,788,317

Cash provided by (used in) continuing activities	(3,965,787)	1,680,831
Cash used in discontinued activities	—	(23,414)

Net cash provided by (used in) investing activities	(3,965,787)	1,657,417

Cash flows from financing activities
Principal payments on notes payable	(117,386)	(2,337,604)
Purchase of minority interest	—	(62,525)
Payments on capital lease	(5,070)	(2,341)
Proceeds from exercise of stock options	—	267,050

Net cash used in financing activities	(122,456)	(2,135,420)

Effect of exchange rate changes on cash	23,158	5,912

Net increase (decrease) in cash and cash equivalents	(6,728,484)	1,884,350
Cash at beginning of period	45,099,800	5,436,787

Cash at end of period	$38,371,316	$7,321,137

Continued.

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$9,959	$117,999

Income taxes	$7,142,944	$400,000

Non cash investing and financing activities:
Equipment from capital lease	$(435,498)	$—
Capital lease obligation	435,498	—
Decrease in value of investment in bonds	(278,000)	—
Accumulated other comprehensive income	278,000	—
Land cost from foreign currency gains	—	(83,656)
Foreign currency gains	—	83,656

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

November 30, 2008

(reviewed)

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $2.7 million and $1.5 million for the quarters ended November 30, 2008 and 2007, respectively. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2008. Operating results for the quarter ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

Certain previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassification was not significant to the prior year period’s overall presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Investments

The Company accounts for its investments, which are available-for-sale securities, under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Securities.” These investments are subject to default risk.

During the quarter ended November 30, 2008, the Company purchased $6,000,000 in principal amount of 7.0% Noncumulative Trust Preferred Securities of CA Preferred Funding Trust for $3,906,000. The Trust Preferred Securities are perpetual securities. This investment is classified as available-for-sale securities, and is carried at fair value of $3,628,000 as of November 30, 2008, based on the latest quoted market prices. Unrealized depreciation in the fair value of $180,700 is reported in accumulated other comprehensive income, which is net of related income tax effect of $97,300. The Company monitors its investment portfolio for any decline in fair value that is other than temporary and records any such impairment as an impairment loss.

Inventories

Inventories, consisting primarily of medical supplies, are stated at the lower of cost or market, with cost determined by use of the average cost method.

General

As of November 30, 2008, the Company operated one facility each in the Houston metropolitan area (Pasadena facility) and in the Dallas-Fort Worth area (Garland facility) and owned 100% of the equity interest in Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a Chinese corporation formed to provide healthcare management services in China.

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

Net Income (Loss) per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three months ended November 30,
	2008	2007
Number of weighted average common shares outstanding	15,555,731	15,871,807
Assumed exercise of stock options	—	802,210

Average diluted shares outstanding	15,555,731	16,674,017

Basic net income (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net income (loss) per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to approximately 630,000 shares and 272,000 shares for the quarters ended November 30, 2008 and 2007, respectively.

Stock Based Compensation

The Company’s 2000 Incentive Plan (the “Plan”) provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the Plan. As of November 30, 2008, there remain 1,360,979 shares which can be issued under the Plan, after giving effect to stock splits and shares issued under the Plan. The Plan permits stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

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

For the quarter ended November 30, 2008, there were no equity-based compensation awards granted. Generally, options granted become exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after five to ten years. The following table summarizes the stock option activities for the quarter ended November 30, 2008 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1)
Outstanding, August 31, 2008	1,571	$3.52	—	$2,139,450
Granted	—	—	—	—
Exercised	—	—	—	—
Expired or canceled	(141)	4.42	—	—

Outstanding, November 30, 2008	1,430	$3.43	—	$82,968

(1)

These amounts represent the difference between the exercise price and $2.61, the closing price of Dynacq common stock on November 30, 2008 as reported on the NASDAQ stock market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dynacq common stock on the date of exercise.

For the quarter ended November 30, 2008 and 2007, the Company received $-0- and $267,050, respectively, for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $-0- and $46,300 for the quarter ended November 30, 2008 and 2007, respectively.

The following summarizes information related to stock options outstanding at November 30, 2008, and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 2.50 – 2.75	854	4.6	$2.53	189	$2.53
$ 4.44 – 5.10	576	4.5	4.78	476	4.71

Total	1,430	4.6	$3.43	665	$4.09

The above tables for stock option activities and stock options outstanding does not include a performance share award granted on July 25, 2008 by the Compensation Committee to an employee whereby the employee can earn up to 1 million shares of the Company’s common stock if certain operating performance criteria are met, beginning in fiscal 2010. The number of shares that are issuable each year is to be determined by quantifying the performance criteria and dividing the quantified amount by $3.74, which was the market price of the Company’s stock on the date of grant of the award. The performance period extends for ten years or until such time as the 1 million shares of common stock have been awarded.

Additional information relating to the Plan at November 30, 2008 and August 31, 2008 is as follows (in thousands):

	November 30, 2008	August 31, 2008
Options exercisable	665	838
Options available for grant and reserved common stock shares for stock option plans	1,361	1,220

For the quarter ended November 30, 2008 and 2007, stock-based compensation expense associated with the Company’s stock options was $116,474 and $124,425, respectively. The total unrecognized compensation expense for outstanding stock options as of November 30, 2008 was $1.3 million, and will be recognized, in general, over 3.1 years. The weighted average number of years to recognize the compensation expense is 1.6 years.

Subsequent to the fiscal quarter ended November 30, 2008, the Company has repurchased 8,224 shares at an average cost of $3.21 per share.

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

The Company has recorded additional revenue of $682,000 during the quarter ended November 30, 2007 related to amounts collected on accounts receivable, which were fully reserved, with dates of service prior to May 1, 2002.

Contractual Allowance

Starting March 1, 2008, the Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received for the services performed and also estimating amounts collectible within the next six months. Prior to March 1, 2008, the contractual allowance was calculated based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis by operating facility. This ratio of cash collections to billed services was then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for the three months ended November 30, 2008 and 2007:

	2008	2007
Gross billed charges	$38,420,463	$30,031,187
Contractual allowance	27,541,225	16,188,869

Net revenue	$10,879,238	$13,842,318

Contractual allowance percentage	72%	54%

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

Should our facility disagree with the amount of reimbursement provided by a third-party payer, we are required to pursue the MDR process at the TDWC to request proper reimbursement for services. The Company has recently been successful in its pursuit of collections regarding the stop-loss cases pending before the State Office of Administrative Hearings (“SOAH”), receiving positive rulings in over 90% of its claims presented for administrative determination. The 2007 district court decision upholding our interpretation of the statute as applied to the stop-loss claims was recently appealed by certain insurance carriers, and the Third Court of Appeals determined that in order for a hospital to be reimbursed at 75% of its usual and customary audited charges for an inpatient admission, the hospital must not only bill at least $40,000, but also show that the admission involved unusually costly and unusually extensive services. Procedurally, the decision means that each case where a carrier raised an issue regarding whether the services provided were unusually costly or unusually extensive would be remanded to either SOAH or Medical Dispute Resolution (“MDR”) for a case-by-case determination of whether the services provided meet these standards, once the definitions of those standards are determined. A request for rehearing of the Third Court of Appeals decision has been filed, and we anticipate further, lengthy litigation at the Travis County District Courts and the Texas Courts of Appeals to establish the legal definition for these standards. Because of this lengthy process and the uncertainty of recovery in these cases, collection of a material amount of funds in these pending stop-loss cases is not anticipated during the 2009 fiscal year.

Through November 2008, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. We believe the likelihood that the Company will be obligated to refund the payments is remote. Our request that the TDWC Commissioner enforce the awards which have not been voluntarily paid by the carriers has been refused in approximately 130 cases.

Claims regarding payment for hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and ultimately in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges. In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases which have been appealed to the Travis County district courts challenge the constitutionality of the relevant statutory language. A lead case has been selected and is scheduled to be heard in March 2009. Although we would appeal any negative ruling handed down in this lead case, such ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided in 2001 and 2002 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008. Successful collection of material amounts in these cases is unlikely.

We are currently pursuing claims against two healthcare agents relating to contracts with certain of our facilities which set out reimbursement guidelines by several workers’ compensation carriers at a minimum of 70% of the facility’s charges. Discovery is continuing on these claims to determine which carriers are involved and the amount of reimbursement due to us.

Due to the uncertainties regarding the accounts receivable in the MDR process, the recent Third Court of Appeals’ opinion and our legal counsel’s advice that settlements with insurance carriers have virtually stopped, the Company has fully reserved all accounts receivable related to the MDR process as of August 31, 2008 and November 30, 2008. Any monies collected for these MDR accounts receivable will be recorded as current period’s net patient service revenues.

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. Due to reasons discussed above for writing down all MDR accounts receivable, the Company does not have any long term receivables since August 31, 2008, and expects to collect the net receivables within twelve months from the end of the current period. At each balance sheet date management reviews the accounts receivable for collectibility.

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

Discontinued Operations

The Company sold its land in The Woodlands, Texas in the quarter ended November 30, 2007. The Company sold its Baton Rouge facility in the quarter ended February 29, 2008, and has accounted for its operations as discontinued operations. A summary of financial information related to the Company’s discontinued operations for the three months ended November 30, 2007 is as follows:

Net patient service revenue	$3,576,591
Costs and expenses	(3,166,721)
Other income	1,898

Income before income taxes	411,768
Provision for income taxes	(157,824)

Income from discontinued operations, net of income taxes	$253,944

Minority Interests

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interest was 0.1% at November 30, 2008 at the Pasadena facility).

Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended November 30, 2008 and 2007 is as follows:

	2008	2007
Net income (loss)	$(642,552)	$2,433,830
Foreign currency translation adjustment, net of taxes of $8,100 and $35,050, respectively	14,975	57,369
Change in valuation of investment available-for-sale, net of taxes of $(97,300) and $-0-, respectively	(180,700)	—

Comprehensive income (loss)	$(808,277)	$2,491,199

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

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our Texas facilities’ fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Revenue Recognition, as well as Business – Government Regulation – Texas Workers’ Compensation Systems and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue Recognition in our Form 10-K for the fiscal year ended August 31, 2008, for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

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

China Division

Our China Division is set up to provide healthcare management services in China. In the fiscal quarter ended November 30, 2008 and 2007, there have been no revenues in China.

In April 2008, the Company formed Dynacq-Huai Bei, to provide healthcare management services to hospitals in China. Dynacq-Huai Bei has entered into an Agreement to Assign Management (“Management Agreement”) with Rui An City Department of Health assigning to Dynacq-Huai Bei the right to manage the operations, human resources and financials of the Rui An Hospital beginning October 2009, when the new hospital currently under construction is completed and operational. Dynacq-Huai Bei is currently overseeing the construction of the hospital until it is completed.

The Company has also organized Sino Bond Inc. Limited, a Hong Kong corporation (“Sino Bond”), to hold investments in Hong Kong. Sino Bond has no operations to date but has entered into a three-year marketing contract effective October 1, 2008 for marketing of healthcare services to be provided by Dynacq subsidiaries in China and Southeast Asia.

We generally evaluate performance based on profit or loss from operations before income taxes and non-recurring charges and other criteria. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no transfers between segments.

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended November 30,
	2008	2007
Revenues from external customers
Net patient service revenues
U.S. Division	$10,879,238	$13,842,318
China Division	—	—

Consolidated	$10,879,238	$13,842,318

Income (loss) before taxes and discontinued operations
U.S. Division	$(438,867)	$3,919,590
China Division	(465,149)	(362,276)

Consolidated	$(904,016)	$3,557,314

	November 30,
	2008	2007
Total Assets
U.S. Division	$42,800,667	$75,484,447
China Division	32,541,405	4,683,698

Consolidated	$75,342,072	$80,168,145

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Such forward-looking statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the risks and uncertainties described in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2008. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You must read the following discussion of the results of our business and our operations and financial condition in conjunction with our reviewed consolidated financial statements, including the notes, included in this quarterly report on Form 10-Q and our audited consolidated financial statements, including the notes, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended November 30, 2008. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2008.

Results of Operations

	Three months ended November 30,
	2008	Percentage	2007	Percentage
Net patient service revenue	$10,879,238	100%	$13,842,318	100%

Costs and expenses:
Compensation and benefits	3,681,540	34	3,356,310	24
Medical services and supplies	3,289,820	30	2,716,391	20
Other operating expenses	4,635,546	43	3,701,409	27
Depreciation and amortization	394,224	4	536,795	4

Total costs and expenses	12,001,130	110	10,310,905	74

Operating income (loss)	(1,121,892)	(10)	3,531,413	26
Other income, net	216,522	2	61,264	—
Minority interest in loss (earnings)	1,354	—	(35,363)	—

Income (loss) before income taxes	(904,016)	(8)	3,557,314	26
Benefit (provision) for income taxes	261,464	2	(1,377,428)	(10)

Income (loss) from continuing operations	(642,552)	(6)	2,179,886	16
Income from discontinued operations, net of income taxes	—	—	253,944	2

Net income (loss)	$(642,552)	(6)%	$2,433,830	18%

Operational statistics (Number of medical procedures):
Inpatient:
Bariatrics	157		157
Orthopedics	61		66
Other	44		35

Total inpatient procedures	262		258
Outpatient:
Orthopedics	175		102
Other	371		354

Total outpatient procedures	546		456

Total procedures	808		714

Three Months Ended November 30, 2008 Compared to the Three Months Ended November 30, 2007

Since the China Division has had no revenues during the quarters ended November 30, 2008 and 2007, all net patient service revenue of the Company for these periods is from the U.S. Division. The China Division incurred costs and expenses during these periods, which are discussed below.

Net patient service revenue decreased by $2,963,080, or 21%, from $13,842,318 to $10,879,238, and total surgical cases increased by 13% from 714 cases to 808 cases for the quarters ended November 30, 2007 and 2008, respectively. Even though the number of cases and the gross billed charges increased by 13% and 28%, respectively, the decrease in net patient service revenue is due to an increase in the contractual allowance as a percentage of gross billed charges. The contractual allowance increased from 54% for the quarter ended November 30, 2007 to 72% of gross billed charges for the quarter ended November 30, 2008, due to lower reimbursements, primarily on workers’ compensation cases. Gross billed charges and net patient service revenues were also negatively impacted by Hurricane Ike in the month of September 2008 for our Pasadena Facility, which was not in full operations for about three weeks. Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase/(decrease) from 2007 to 2008
Facility	Net patient service revenue	Cases
Pasadena	(40)%	9%
Garland	(10)	16
Overall	(21)	13

The increase in the number of cases is primarily in outpatient cases, which typically have lower average reimbursement per case compared to inpatient cases.

According to the Company’s revenue recognition policy, the Company has recorded additional revenue of $682,000 during the quarter ended November 30, 2007 related to amounts collected on accounts receivable, which were fully reserved, with dates of service prior to May 1, 2002.

In compliance with this revenue recognition policy, the Company’s contractual allowance as a percentage of gross patient revenue increased from 54% in 2007 to 72% in 2008.

Total costs and expenses increased by $1,690,225, or 16%, from $10,310,905 in 2007 to $12,001,130 in 2008. The following discusses the various changes in costs and expenses:

•

Compensation and benefits increased by $325,230, or 10%, primarily due to an increase in number of cases. Compensation and benefits for the U.S. Division increased by $287,730 and the increase for the China Division was $37,500.

•

Medical services and supplies expenses increased by $573,429, or 21%, while the number of surgery cases increased 13%. Medical services and supplies expenses as a percentage of gross billed charges is consistent at 9% for both the quarters ended November 30, 2008 and 2007.

Since the China Division had no revenues for the quarters ended November 30, 2008 and 2007, it did not have any medical service and supplies expenses.

•	Other operating expenses increased by $934,137, or 25%.

U.S. Division

Other operating expenses for the U.S. Division increased by $786,838, or 23%, from $3,356,931 in 2007 to $4,143,769 in 2008. The increase is primarily due to marketing expenses. Other operating expenses as a percentage of gross billed charges is consistent at 11% for both the quarters ended November 30, 2008 and 2007.

China Division

Other operating expenses for the China Division increased by $147,299, or 43%, from $344,478 in 2007 to $491,777 in 2008. In 2007, development costs were incurred for the construction of a hospital in Shanghai. However, in 2008, the Company sold its interest in the property owned by that joint venture.

The increase in other operating expenses in 2008 is primarily for growth and development of the China Division. The Company has entered into a management agreement with the Rui An City Department of Health to oversee the construction of the Rui An Hospital in Rui An, China, and then manage that hospital upon its completion in October 2009. Sino Bond has entered into a marketing agreement to market the services of Dynacq in China and Southeast Asia. Dynacq is seeking to expand its operations into China to achieve geographic diversity and take advantage of a high growth market in the provision of healthcare services in that country. The management arrangement will allow Dynacq to minimize its expenditure of capital to purchase assets, but still have the potential for an attractive return in its efficient management of the hospital facility.

The income from discontinued operations in 2007 represents the income at our Baton Rouge Facility, which was sold in December 2007.

Liquidity and Capital Resources

Our 2008 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Total cash flow used in operating activities was $2,663,399 during the period ended November 30, 2008, primarily due to a net loss of $642,552, decreases in accounts payable and accrued liabilities of $2,177,926, payment of income taxes of $7,142,944, partially offset by decreases in accounts receivable of $6,969,959 and depreciation and amortization of $394,224.

Cash flow from investing activities

Total cash flow used in investing activities was $3,965,787 primarily due to investment in securities of $3,906,000.

Cash flow from financing activities

Total cash flow used in financing activities was $122,456 primarily related to payments on the note payable for class action lawsuit settlement.

The Company had working capital of $51,482,506 as of November 30, 2008, and maintained a liquid position by a current ratio of approximately 7.23 to 1.

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

Both SFAS No. 141(R) and SFAS No. 160 are effective beginning in our fiscal 2010. SFAS No. 141(R) will be applied to business combinations that are consummated beginning in fiscal 2010, and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before fiscal 2010. We are currently evaluating these Statements and have not yet determined their effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Company’s adoption of SFAS 157 in the first quarter of fiscal year 2009 did not have a material impact on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of August 31, 2008, our internal disclosure controls and procedures were effective. However, issues related to the problem with disclosure controls and procedures reported in our Form 10-K for the fiscal year ended August 31, 2008 have been identified in the first quarter of this fiscal year which, if not addressed promptly, may indicate a material weakness in disclosure controls and procedures for the fiscal year ended August 31, 2009. Those issues were (i) an agreement was entered into by Dynacq-Huai Bei with an entity in China without prior Board approval and was not translated into English and provided to the chief financial officer in a timely manner for evaluation of its materiality for purposes of disclosure on Form 8-K, and (ii) documentation for an investment made in November 2008 was not received by the Company’s chief accounting officer prior to the end of the fiscal quarter in order for a timely accounting of it to be made.

The Disclosure Committee of the Board of Directors of the Company has addressed the first issue by requesting that the chief executive officer provide more regular and timely information regarding the progress of the business of Dynacq-Huai Bei and that the Board of Directors have the opportunity to review and approve all definitive agreements into which Dynacq-Huai Bei enters. The executive officers of the Company have agreed to comply with those requests of the Disclosure Committee and to provide all documentation relating to investments in China and English translations of all agreements entered into by Dynacq-Huai Bei, promptly to the appropriate Company officers.

Changes in Internal Controls over Financial Reporting

A change was made in our internal controls over financial reporting during the most recently completed fiscal quarter to respond to the material weakness in internal controls identified in our Form 10-K for the fiscal year ended August 31, 2008. That weakness was that the Company created a new entity in China during the first fiscal quarter of 2008 and had activity in its cash accounts early in the second fiscal quarter of 2008 but lacked general ledgers for its China operations. In the most recently completed fiscal quarter, the Company has prepared general ledgers for its three separate China entities. However, the executive officers determined that further changes in internal controls over financial reporting need to be made in light of the failure to receive on a timely basis the documentation relating to investments in China and the agreements entered into by Dynacq-Huai Bei described above.

The chief executive officer and chief financial officer have evaluated these deficiencies in internal controls and determined to implement the following course of action to address the problems and avoid the determination of a material weakness in internal controls over financial reporting for fiscal 2009: (i) the chief executive officer would provide more regular and timely reports to the financial and accounting officers regarding his activities on behalf of Dynacq-Huai Bei in China; (ii) the chief financial officer would travel to China more frequently to educate the officers of Dynacq-Huai Bei regarding the importance of financial reporting and disclosure controls and their responsibilities for financial disclosure; and (iii) a new assistant would be hired in the offices of Dynacq-Huai Bei to dedicate more time and effort to financial reporting to the parent company.

There have been no other significant changes in our internal control over financial reporting during the most recently completed fiscal quarter or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our Texas facilities’ fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Revenue Recognition, as well as Business – Government Regulation – Texas Workers’ Compensation Systems and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue Recognition in our Form 10-K for the fiscal year ended August 31, 2008, for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 1A.	Risk Factors.

The Company’s Risk Factors as disclosed in its Form 10-K for the year ended August 31, 2008 have not changed.

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

DYNACQ HEALTHCARE, INC.

Date: January 14, 2009	By:	/s/ Chiu M. Chan
Chiu M. Chan
Chief Executive Officer (duly authorized officer)

Date: January 14, 2009	By:	/s/ Philip S. Chan
Philip S. Chan
Chief Financial Officer (principal financial and accounting officer)

INDEX OF EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 15.1	Awareness Letter of Killman, Murrell and Company, P.C.

Exhibit 23.1	Consent of Killman, Murrell and Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.