Form 10-Q
period 2009-02-28
DYNACQ HEALTHCARE INC
filed 2009-04-14
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

As of April 10, 2009, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 15,536,819.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have reviewed the accompanying consolidated balance sheet of Dynacq Healthcare, Inc., as of February 28, 2009, and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended February 28, 2009 and February 29, 2008. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Killman, Murrell & Company, P.C.

Killman, Murrell & Company, P.C.

Houston, Texas

April 8, 2009

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	February 28, 2009	August 31, 2008
	(Reviewed)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$38,322,630	$45,099,800
Investments available-for-sale	2,587,398	—
Accounts receivable, net of contractual allowances of approximately $233,843,000 and $226,355,000 at February 28, 2009 and August 31, 2008, respectively	9,391,645	18,018,673
Inventories	1,484,026	1,469,775
Prepaid expenses	589,075	475,251
Deferred tax assets	773,582	859,255
Income taxes receivable	2,982,578	868,249

Total current assets	56,130,934	66,791,003
Property and equipment, net	15,067,831	15,228,887
Management rights	2,397,148	—
Income tax receivable	800,920	—
Deferred tax assets	163,242	—
Other assets	289,668	228,672

Total assets	$74,849,743	$82,248,562

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	February 28, 2009	August 31, 2008
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,712,979	$3,816,585
Accrued liabilities	3,987,072	5,887,353
Notes payable	494,859	480,269
Current portion of capital lease obligations	84,823	16,534
Current taxes payable	224,118	4,417,334

Total current liabilities	8,503,851	14,618,075
Non-current liabilities:
Long-term portion of note payable	—	251,131
Long-term portion of capital lease obligations	373,859	11,673
Deferred tax liabilities	—	355,808

Total liabilities	8,877,710	15,236,687

Minority interests	83,595	84,926

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 16,010,924 shares issued at February 28, 2009 and at August 31, 2008	16,011	16,011
Treasury stock, 475,605 and 455,193 shares at February 28, 2009 and August 31, 2008, respectively, at cost	(2,379,275)	(2,309,898)
Additional paid-in capital	15,267,438	15,023,927
Accumulated other comprehensive income	(299,231)	561,271
Retained earnings	53,283,495	53,635,638

Total stockholders’ equity	65,888,438	66,926,949

Total liabilities and stockholders’ equity	$74,849,743	$82,248,562

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Reviewed)

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net patient service revenue	$12,787,320	$21,079,865	$23,666,558	$34,922,183

Costs and expenses:
Compensation and benefits	3,902,678	4,596,493	7,584,218	7,952,803
Medical services and supplies	2,971,716	3,666,306	6,261,536	6,382,697
Other operating expenses	5,242,342	4,289,246	9,877,888	7,990,655
Depreciation and amortization	383,007	553,899	777,231	1,090,694

Total costs and expenses	12,499,743	13,105,944	24,500,873	23,416,849

Operating income (loss)	287,577	7,973,921	(834,315)	11,505,334

Other income (expense):
Rent and other income	34,855	102,394	106,533	228,788
Interest income	314,527	36,562	470,368	43,626
Interest expense	(20,661)	(32,389)	(31,658)	(104,583)

Total other income, net	328,721	106,567	545,243	167,831

Income (loss) before income taxes, minority interests and extraordinary gain	616,298	8,080,488	(289,072)	11,673,165
Minority interest in loss (earnings)	(23)	(46,379)	1,331	(81,742)

Income (loss) before income taxes	616,275	8,034,109	(287,741)	11,591,423
Provision for income taxes	(325,866)	(3,230,509)	(64,402)	(4,607,937)

Income (loss) from continuing operations	290,409	4,803,600	(352,143)	6,983,486
Loss from discontinued operations, net of income taxes	—	(284,469)	—	(30,525)
Gain on sale of discontinued operations, net of income taxes	—	2,761,184	—	2,761,184
Extraordinary gain, net of income taxes of $-0-, $49,700, $-0- and $49,700, respectively	—	81,365	—	81,365

Net income (loss)	$290,409	$7,361,680	$(352,143)	$9,795,510

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.02	$0.30	$(0.02)	$0.44
Loss from discontinued operations, net of income taxes	—	(0.02)	—	—
Gain on sale of discontinued operations, net of income taxes	—	0.17	—	0.17
Extraordinary gain, net of income taxes	—	0.01	—	0.01

Net income (loss)	$0.02	$0.46	$(0.02)	$0.62

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.02	$0.29	$(0.02)	$0.42
Loss from discontinued operations, net of income taxes	—	(0.02)	—	—
Gain on sale of discontinued operations, net of income taxes	—	0.17	—	0.17
Extraordinary gain, net of income taxes	—	—	—	—

Net income (loss)	$0.02	$0.44	$(0.02)	$0.59

Basic average common shares outstanding	15,546,516	15,892,984	15,550,465	15,880,158

Diluted average common shares outstanding	15,546,516	16,459,272	15,550,465	16,596,145

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Six months ended
	February 28, 2009	February 29, 2008
Cash flows from operating activities
Net income (loss)	$(352,143)	$9,795,510
Less income from discontinued operations, net of income taxes	—	(2,730,659)

Net income (loss) before discontinued operations	(352,143)	7,064,851
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Extraordinary gain, net of tax	—	(81,365)
Depreciation and amortization	777,231	1,090,694
Gain on sale of assets	—	(28,455)
Deferred income taxes	29,923	(733,014)
Minority interests	(1,331)	81,742
Charge for stock options to employees	243,511	248,850
Income tax benefit for employees’ exercise of incentive stock options	—	46,300
Changes in operating assets and liabilities:
Restricted cash	—	498,869
Accounts receivable	8,627,028	(1,457,266)
Inventories	(14,251)	265,801
Prepaid expenses	117,226	211,210
Income taxes receivable	(2,915,249)	293,218
Other assets	(60,996)	40,407
Accounts payable	(103,606)	(292,844)
Accrued liabilities	(1,900,281)	(1,332,494)
Income taxes payable	(4,193,216)	3,528,474

Cash provided by continuing activities	253,846	9,444,978
Cash used in discontinued activities	—	(641,775)

Net cash provided by operating activities	253,846	8,803,203

Cash flows from investing activities
Purchase of property and equipment	(180,678)	(536,319)
Purchase of management rights	(2,628,198)	—
Proceeds from sale of assets	—	1,799,477
Investment available-for-sale securities	(3,906,000)	—
Collections on purchased accounts receivable - other	—	17,704

Cash provided by (used in) continuing activities	(6,714,876)	1,280,862
Cash provided by discontinued activities	—	16,430,895

Net cash provided by (used in) investing activities	(6,714,876)	$17,711,757

Cash flows from financing activities
Principal payments on notes payable	$(236,541)	$(7,296,613)
Purchase of minority interest	—	(183,388)
Payments on capital lease	(5,023)	(4,727)
Purchase of treasury shares	(69,377)	(38,003)
Proceeds from exercise of stock options	—	307,269

Net cash used in financing activities	(310,941)	(7,215,462)

Effect of exchange rate changes on cash	(5,199)	16,264

Net increase (decrease) in cash and cash equivalents	(6,777,170)	19,315,762
Cash at beginning of period	45,099,800	5,436,787

Cash at end of period	$38,322,630	$24,752,549

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$27,837	$149,561

Income taxes	$7,142,944	$1,400,000

Non cash investing and financing activities:
Equipment from capital lease	$(435,498)	$—
Capital lease obligation	435,498	—
Decrease in value of investment in bonds	(1,318,602)	—
Accumulated other comprehensive income	1,318,602	—
Land cost from foreign currency gains	—	(229,357)
Foreign currency gains	—	229,357

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

February 28, 2009

(Reviewed)

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $3.0 million and $2.4 million for the quarters ended February 28, 2009 and February 29, 2008, respectively, and $5.7 million and $5.2 million for the six months ended February 28, 2009 and February 29, 2008, respectively. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2008. Operating results for the quarter ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

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

Investments Available-for-Sale

The Company accounts for its investments, which are available-for-sale securities, under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Securities” (“SFAS No. 115”) as amended by SFAS No. 157, “Fair Value Measurements”. These investments are subject to default risk.

During the quarter ended November 30, 2008, the Company purchased $6,000,000 in principal amount of 7.0% Noncumulative Trust Preferred Securities of CA Preferred Funding Trust for $3,906,000. The Trust Preferred Securities are perpetual securities. This investment is classified as available-for-sale securities, and is carried at fair value of $2,587,398 as of February 28, 2009, based on the quoted market prices as of that date. Unrealized depreciation in the fair value of $857,102 is reported in accumulated other comprehensive income, which is net of related income tax effect of $461,500. The Company monitors its investment portfolio for any decline in fair value that is other than temporary and records any such impairment as an impairment loss.

Inventories

Inventories, consisting primarily of medical supplies, are stated at the lower of cost or market, with cost determined by use of the average cost method.

Management Rights

In December 2008, Dynacq-Huai Bei advanced approximately $2.6 million to purchase the management rights to RuiAn Second People’s Hospital in RuiAn, China. On March 2, 2009 Dynacq-Huai Bei acquired through subsidiaries the right to manage that hospital for eleven years and four and a half months through August 15, 2020.

Dynacq-Huai Bei will be ultimately responsible for funding any operating deficits, and be rewarded with any operating profits, of the hospital during the management period.

General

As of February 28, 2009, the Company operated one facility each in the Houston metropolitan area (Pasadena facility) and in the Dallas-Fort Worth area (Garland facility) and owned 100% of the equity interest in Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a corporation formed under the laws of the People’s Republic of China to provide healthcare management services in that country.

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

Net Income (Loss) per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Number of weighted average common shares outstanding	15,546,516	15,892,984	15,550,465	15,880,158
Assumed exercise of stock options	—	566,288	—	715,987

Average diluted shares outstanding	15,546,516	16,459,272	15,550,465	16,596,145

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net income (loss) per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to approximately 601,000 shares and 443,000 shares for the quarters ended February 28, 2009 and February 29, 2008, respectively.

Stock Based Compensation

The Company’s 2000 Incentive Plan (the “Plan”) provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the Plan. As of February 28, 2009, there remain 1,368,104 shares which can be issued under the Plan, after giving effect to stock splits and shares issued under the Plan. The Plan permits stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

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

For the quarter ended February 28, 2009, there were no equity-based compensation awards granted. Generally, options granted become exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after five to ten years. The following table summarizes the stock option activities for the six months ended February 28, 2009 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1)
Outstanding, August 31, 2008	1,571	$3.52	—	$2,139,450
Granted	—	—	—	—
Exercised	—	—	—	—
Expired or canceled	(148)	2.50	—	—

Outstanding, February 28, 2009	1,423	$3.44	—	$449,390

(1)

These amounts represent the difference between the exercise price and $3.06, the closing price of Dynacq common stock on February 28, 2009 as reported on the NASDAQ stock market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dynacq common stock on the date of exercise.

There were no stock options exercised or tax benefit realized for the three and six month periods ended February 28, 2009. For the three and six month periods ended February 29, 2008, the Company received $40,219 and $307,269, respectively, for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $-0- and $46,300 for the three and six month periods ended February 29, 2008, respectively.

The following summarizes information related to stock options outstanding at February 28, 2009, and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 2.50 – 2.75	847	4.3	$2.53	189	$2.53
$ 4.44 – 5.10	576	4.3	4.78	476	4.71

Total	1,423	4.3	$3.44	665	$4.09

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

Additional information relating to the Plan at February 28, 2009 and August 31, 2008 is as follows (in thousands):

	February 28, 2009	August 31, 2008
Options exercisable	665	838
Options available for grant and reserved common stock shares for stock option plans	1,368	1,220

For the three and six month periods ended February 28, 2009, stock-based compensation expense associated with the Company’s stock options was $127,037 and $243,511, respectively. The total unrecognized compensation expense for outstanding stock options as of February 28, 2009 was $1.2 million, and will be recognized, in general, over 2.6 years. The weighted average number of years to recognize the compensation expense is 1.3 years.

Fair Value of Financial Instruments

Effective September 1, 2008, the Company adopted SFAS No. 157 for our financial assets and liabilities. Management uses the fair value hierarchy of SFAS No. 157, “Fair-Value Measurements,” which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, accounts receivable and accrued liabilities approximate fair value. SFAS No. 157 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted price for identical or similar assets and liabilities in markets that are not active; or other input that are observable or can be corroborated by observable market data.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2009, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value Measurements at February 28, 2009
	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	$2,587,398	—	—

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

The Company has recorded additional revenue of $3,835,000 and $4,517,000 during the three and six months ended February 29, 2008 related to amounts collected on Medical Dispute Resolution (“MDR”) accounts receivable. The Company settled various MDR claims for our Pasadena and Garland facilities and collected a total of $15,091,000 for dates of service ranging from 2001 to 2005. This amount represents payments received initially at the time of filing of the claim, additional monies received upon filing the MDR claim and the settlement amount. On these closed MDR accounts receivable, the Company had recognized approximately $10,574,000 as net revenue during the relevant fiscal years when the service was performed. Gross billings on this block of receivables were $20,251,000. Since the Company actually collected $4,517,000 more on this block of receivables, additional revenue of $682,000 and $3,835,000 was recorded in the first and second quarter of the prior fiscal year.

Contractual Allowance

Starting March 1, 2008, the Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received for the services performed and also estimating amounts collectible within the next six months. Prior to March 1, 2008, the contractual allowance was calculated based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis by operating facility. This ratio of cash collections to billed services was then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for the three and six months ended February 28, 2009 and February 29, 2008:

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008(1)	February 28, 2009	February 29, 2008(1)
Gross billed charges	$38,249,185	$33,824,012	$76,669,648	$63,855,199
Contractual allowance	25,461,865	12,744,147	53,003,090	28,933,016

Net revenue	$12,787,320	$21,079,865	$23,666,558	$34,922,183

Contractual allowance percentage	67%	38%	69%	45%

(1)

The contractual allowance percentage without the additional revenue discussed above under “Revenue Recognition Policy” would be 49% and 52% respectively for the three and six month periods ended February 29, 2008.

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

Should our facility disagree with the amount of reimbursement provided by a third-party payer, we are required to pursue the MDR process at the TDWC to request proper reimbursement for services. In the past, the Company had been successful in its pursuit of collections regarding the stop-loss cases pending before the State Office of Administrative Hearings (“SOAH”), receiving positive rulings in over 90% of its claims presented for administrative determination. The 2007 district court decision upholding our interpretation of the statute as applied to the stop-loss claims was appealed by certain insurance carriers, and the Third Court of Appeals determined that in order for a hospital to be reimbursed at 75% of its usual and customary audited charges for an inpatient admission, the hospital must not only bill at least $40,000, but also show that the admission involved unusually costly and unusually extensive services. Procedurally, the decision means that each case where a carrier raised an issue regarding whether the services provided were unusually costly or unusually extensive would be remanded to either SOAH or MDR for a case-by-case determination of whether the services provided meet these standards, once the definitions of those standards are determined. A request for rehearing of the Third Court of Appeals decision was denied. A petition asking the Texas Supreme Court to review the Third Court of Appeals decision was filed on March 30, 2009. We anticipate further, lengthy litigation at the Travis County District Courts and the Texas Courts of Appeal to establish the legal definition for these standards. Because of this lengthy process and the uncertainty of recovery in these cases, collection of a material amount of funds in these pending stop-loss cases is not anticipated during the 2009 fiscal year.

Through February 2009, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. We believe the likelihood that the Company will be obligated to refund the payments is remote. Our request that the TDWC Commissioner enforce the awards which have not been voluntarily paid by the carriers has been refused in approximately 130 cases.

Claims regarding payment for hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and ultimately in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges. In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases which have been appealed to the Travis County district courts challenge the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling has been appealed to the Third Court of Appeals. If upheld by the Texas Court of Appeal, this ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided in 2001 and 2002 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008. Successful collection of material amounts in these cases is unlikely.

We are currently pursuing claims against two healthcare agents relating to contracts with certain of our facilities which set out reimbursement guidelines by several workers’ compensation carriers at a minimum of 70% of the facility’s charges. Discovery is continuing on these claims to determine which carriers are involved and the amount of reimbursement due to us.

Due to the uncertainties regarding the accounts receivable in the MDR process, the recent Third Court of Appeals’ opinion and our legal counsel’s advice that settlements with insurance carriers have virtually stopped, the Company has fully reserved all accounts receivable related to the MDR process as of August 31, 2008 and February 28, 2009. Any monies collected for these MDR accounts receivable will be recorded as current period’s net patient service revenues.

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

Discontinued Operations

The Company sold its land in The Woodlands, Texas in the quarter ended November 30, 2007. The Company sold its Baton Rouge facility in the quarter ended February 29, 2008, and has accounted for its operations as discontinued operations. A summary of financial information related to the Company’s discontinued operations for the three and six months ended February 29, 2008 is as follows:

	Three months ended February 29, 2008	Six months ended February 29, 2008
Net patient service revenue	$219,434	$3,796,025
Costs and expenses	(789,496)	(3,956,217)
Other income	110,969	112,867

Loss before income taxes	(459,093)	(47,325)
Benefit for income taxes	174,624	16,800

Loss from discontinued operation, net of income taxes	(284,469)	(30,525)

Gain on sale of discontinued operations	4,448,184	4,448,184
Provision for income taxes	(1,687,000)	(1,687,000)

Gain on sale of discontinued operations, net of income taxes	2,761,184	2,761,184

Total income from discontinued operations, net of income taxes	$2,476,715	$2,730,659

Minority Interests

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in the Pasadena facility is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the Pasadena facility attributable to the minority investors (equity interest was 0.1% at February 28, 2009).

Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six month periods ended February 28, 2009 and February 29, 2008 is as follows:

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net income (loss)	$290,409	$7,361,680	$(352,143)	$9,795,510
Foreign currency translation adjustment, net of taxes of $(9,800), $61,650, $(1,800) and $96,700, respectively	(18,375)	112,557	(3,400)	169,926
Change in valuation of investment available-for-sale, net of taxes of $(364,200), $-0-, $(461,500) and $-0-, respectively	(676,402)	—	(857,102)	—

Comprehensive income (loss)	$(404,368)	$7,474,237	$(1,212,645)	$9,965,436

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

China Division

Our China Division is set up to provide healthcare management services in China. For the three and six month periods ended February 28, 2009 and February 29, 2008, there have been no revenues in China.

In April 2008, the Company formed Dynacq-Huai Bei, to provide healthcare management services to hospitals in China. Dynacq-Huai Bei has entered into an Agreement to Assign Management with Rui An City Department of Health assigning to Dynacq-Huai Bei the right to manage the operations, human resources and financials of the Third People’s Hospital in Rui An beginning October 2009, when the new hospital currently under construction is completed and operational. Dynacq-Huai Bei is currently overseeing the construction of that hospital until it is completed. In March 2009, Dynacq-Huai Bei purchased for approximately $2.6 million the right to manage the Second People’s Hospital in Rui An through August 15, 2020. Dynacq-Huai Bei will be ultimately responsible for funding any operating deficits, and be rewarded with any operating profits, of that hospital during the management period.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Revenues from external customers
Net patient service revenues
U.S. Division	$12,787,320	$21,079,865	$23,666,558	$34,922,183
China Division	—	—	—	—

Consolidated	$12,787,320	$21,079,865	$23,666,558	$34,922,183

Income (loss) before taxes and discontinued operations
U.S. Division	$1,002,273	$8,304,706	$563,406	$12,224,296
China Division	(385,998)	(270,597)	(851,147)	(632,873)

Consolidated	$616,275	$8,034,109	$(287,741)	$11,591,423

	February 28, 2009	February 29, 2008
Total Assets
U.S. Division	$43,361,095	$76,347,482
China Division	31,488,648	8,811,526

Consolidated	$74,849,743	$85,159,008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended February 28, 2009. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2008.

Results of Operations

	Three months ended				Six months ended
	February 28, 2009		February 29, 2008		February 28, 2009		February 29, 2008
Net patient service revenue	$12,787,320	100%	$21,079,865	100%	$23,666,558	100%	$34,922,183	100%

Costs and expenses:
Compensation and benefits	3,902,678	31	4,596,493	22	7,584,218	32	7,952,803	23
Medical services and supplies	2,971,716	23	3,666,306	17	6,261,536	26	6,382,697	18
Other operating expenses	5,242,342	41	4,289,246	20	9,877,888	42	7,990,655	23
Depreciation and amortization	383,007	3	553,899	3	777,231	3	1,090,694	3

Total costs and expenses	12,499,743	98	13,105,944	62	24,500,873	103	23,416,849	67

Operating income (loss)	287,577	2	7,973,921	38	(834,315)	(3)	11,505,334	33
Other income, net	328,721	3	106,567	—	545,243	2	167,831	—
Minority interest in loss (earnings)	(23)	—	(46,379)	—	1,331	—	(81,742)	—

Income (loss) before income taxes	616,275	5	8,034,109	38	(287,741)	(1)	11,591,423	33
Provision for income taxes	(325,866)	(3)	(3,230,509)	(15)	(64,402)	—	(4,607,937)	(13)

Income (loss) from continuing operations	290,409	2	4,803,600	23	(352,143)	(1)	6,983,486	20
Loss from discontinued operations, net of income taxes	—	—	(284,469)	(1)	—	—	(30,525)	—
Gain on sale of discontinued operations, net of income taxes	—	—	2,761,184	13	—	—	2,761,184	8
Extraordinary gain, net of income tax expense	—	—	81,365	—	—	—	81,365	—

Net income (loss)	$290,409	2%	$7,361,680	35%	$(352,143)	(1)%	$9,795,510	28%

Operational statistics (Number of medical procedures)
Inpatient:
Bariatrics	136		236		293		393
Orthopedics	67		75		128		141
Other	33		43		77		78

Total inpatient procedures	236		354		498		612

Outpatient:
Orthopedics	171		126		346		228
Other	354		322		725		676

Total outpatient procedures	525		448		1,071		904

Total procedures	761		802		1,569		1,516

Three Months Ended February 28, 2009 Compared to the Three Months Ended February 29, 2008

Since the China Division has had no revenues during the quarters ended February 28, 2009 and February 29, 2008, all net patient service revenue of the Company for these periods is from the U.S. Division. The China Division incurred costs and expenses during these periods, which are discussed below.

Net patient service revenue decreased by $8,292,545, or 39%, from $21,079,865 to $12,787,320, and total surgical cases decreased by 5% from 802 cases to 761 cases for the quarter ended February 28, 2009 from the quarter ended February 29, 2008. The decrease in net patient service revenue is due to:

-	additional revenues of $3,835,000 recorded in the second quarter ended February 29, 2008 related to amounts collected on MDR accounts receivable, as discussed under “Revenue Recognition Policy”.

-	an overall decrease in number of cases by 5%. There was a significant decrease of 33% in inpatient cases, which typically have higher average reimbursement per case compared to outpatient cases.

-	an increase in the contractual allowance as a percentage of gross billed charges. The contractual allowance increased from 38% of gross billed charges for the quarter ended February 29, 2008 to 67% of gross billed charges for the quarter ended February 28, 2009, due to lower reimbursements, primarily on workers’ compensation cases.

Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase/(decrease) from 2008 to 2009
Facility	Net patient service revenue	Cases
Pasadena	(47)%	14%
Garland	(33)	(18)
Overall	(39)	(5)

Total costs and expenses decreased by $606,201, or 5%, from $13,105,944 in 2008 to $12,499,743 in 2009. The following discusses the various changes in costs and expenses:

•

Compensation and benefits decreased by $693,815, or 15%, primarily due to a decrease in number of cases. Compensation and benefits for the U.S. Division decreased by $731,315, partially offset by an increase of $37,500 for the China Division.

•

Medical services and supplies expenses decreased by $694,590, or 19%, while the number of surgery cases decreased 5%, primarily due to a 33% decrease in inpatient cases, which typically require more medical services and supplies.

Since the China Division had no revenues for the quarters ended February 28, 2009 and February 29, 2008, it did not have any medical service and supplies expenses.

•	Other operating expenses increased by $953,096, or 22%.

U.S. Division

Other operating expenses for the U.S. Division increased by $574,886, or 14%, from $4,050,425 in 2008 to $4,625,311 in 2009. The increase is primarily due to marketing expenses. Other operating expenses as a percentage of gross billed charges is consistent at 12% for both the quarters ended February 28, 2009 and February 29, 2008.

China Division

Other operating expenses for the China Division increased by $378,210, or 158%, from $238,821 in 2008 to $617,031 in 2009. In 2008, development costs were incurred for the construction of a hospital in Shanghai. However, in the fourth quarter of fiscal year 2008, the Company sold its interest in the property owned by that joint venture.

The increase in other operating expenses in 2009 is primarily for growth and development of the China Division. The Company has entered into a management agreement with the Rui An City Department of Health to oversee the construction of the Rui An Third People’s Hospital in Rui An, China, and then manage that hospital upon its completion in October 2009. In March 2009, the Company purchased for approximately $2.6 million the right to manage the Second People’s Hospital in Rui An through August 15, 2020. The Company will be ultimately responsible for funding any operating deficits, and be rewarded with any operating profits, of that hospital during the management period. Sino Bond has entered into a marketing agreement to market the services of Dynacq in China and Southeast Asia. Dynacq is seeking to expand its operations into China to achieve geographic diversity and take advantage of a high growth market in the provision of healthcare services in that country. The management arrangement will allow Dynacq to minimize its expenditure of capital to purchase assets, but still have the potential for an attractive return in its efficient management of the hospital facility.

The income from discontinued operations in fiscal year 2008 represents the income at our Baton Rouge facility, which was sold in December 2007.

Six Months Ended February 28, 2009 Compared to the Six Months Ended February 29, 2008

Since the China Division has had no revenues during the six month period ended February 28, 2009 and February 29, 2008, all net patient service revenue of the Company for these periods is from the U.S. Division. The China Division incurred costs and expenses during these periods, which are discussed below.

Net patient service revenue decreased by $11,255,625, or 32%, from $34,922,183 to $23,666,558, whereas the total surgical cases increased by 3% from 1,516 cases to 1,569 cases for the six month period ended February 28, 2009 from the six month period ended February 29, 2008. The decrease in net patient service revenue is due to:

-	additional revenues of $4,517,000 recorded in the six month period ended February 29, 2008 related to amounts collected on MDR accounts receivable, as discussed under “Revenue Recognition Policy”.

-	a significant decrease of 19% in inpatient cases, which typically have higher average reimbursement per case compared to outpatient cases.

-	an increase in the contractual allowance as a percentage of gross billed charges. The contractual allowance increased from 45% of gross billed charges for the six month period ended February 29, 2008 to 69% of gross billed charges for the six month period ended February 28, 2009, due to lower reimbursements, primarily on workers’ compensation cases.

-	Hurricane Ike in the month of September 2008 for our Pasadena facility, which was not in full operations for about three weeks.

Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase/(decrease) from 2008 to 2009
Facility	Net patient service revenue	Cases
Pasadena	(45)%	11%
Garland	(23)	(2)
Overall	(32)	3

Total costs and expenses increased by $1,084,024, or 5%, from $23,416,849 in 2008 to $24,500,873 in 2009. The following discusses the various changes in costs and expenses:

•

Compensation and benefits decreased by $368,585, or 5%, primarily due to a decrease in number of inpatient cases. Compensation and benefits for the U.S. Division decreased by $443,585, partially offset by an increase of $75,000 for the China Division.

•

Medical services and supplies expenses decreased by $121,161, or 2%, while the number of surgery cases increased 3%, primarily due to a 19% decrease in inpatient cases, which typically require more medical services and supplies.

Since the China Division had no revenues for the six month period ended February 28, 2009 and February 29, 2008, it did not have any medical service and supplies expenses.

•	Other operating expenses increased by $1,887,233, or 24%.

U.S. Division

Other operating expenses for the U.S. Division increased by $1,361,724, or 18%, from $7,407,356 in 2008 to $8,769,080 in 2009. The increase is primarily due to marketing expenses. Other operating expenses as a percentage of gross billed charges is consistent at 11.4% and 11.6% for the six month period ended February 28, 2009 and February 29, 2008, respectively.

China Division

Other operating expenses for the China Division increased by $525,509, or 90%, from $583,299 in 2008 to $1,108,808 in 2009. In 2008, development costs were incurred for the construction of a hospital in Shanghai. However, in the fourth quarter of fiscal year 2008, the Company sold its interest in the property owned by that joint venture.

The increase in other operating expenses in 2009 is primarily for growth and development of the China Division. The Company has entered into a management agreement with the Rui An City Department of Health to oversee the construction of the Rui An Third People’s Hospital in Rui An, China, and then manage that hospital upon its completion in October 2009. In March 2009, the Company purchased for approximately $2.6 million the right to manage the Second People’s Hospital in Rui An through August 15, 2020. The Company will be ultimately responsible for funding any operating deficits, and be rewarded with any operating profits, of that hospital during the management period. Sino Bond has entered into a marketing agreement to market the services of Dynacq in China and Southeast Asia. Dynacq is seeking to expand its operations into China to achieve geographic diversity and take advantage of a high growth market in the provision of healthcare services in that country. The management arrangement will allow Dynacq to minimize its expenditure of capital to purchase assets, but still have the potential for an attractive return in its efficient management of the hospital facility.

The income from discontinued operations in fiscal year 2008 represents the income at our Baton Rouge facility, which was sold in December 2007.

Liquidity and Capital Resources

Our 2008 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Total cash flow provided by operating activities was $253,846 during the period ended February 28, 2009, primarily due to decreases in accounts receivable of $8,627,028 and depreciation and amortization of $777,231, partially offset by a net loss of $352,143, decreases in accounts payable and accrued liabilities of $2,003,887 and payment of income taxes of $7,142,944.

Cash flow from investing activities

Total cash flow used in investing activities was $6,714,876 primarily due to investment in available-for-sale securities of $3,906,000, and payments of $2,628,198 for management rights in China. Subsequent to the end of the period ended February 28, 2009, the Company has invested $5.2 million in investments available-for-sale.

Cash flow from financing activities

Total cash flow used in financing activities was $310,941 primarily related to payments on the note payable for class action lawsuit settlement.

The Company had working capital of $47,627,083 as of February 28, 2009, and maintained a liquid position by a current ratio of approximately 6.6 to 1.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of February 28, 2009, our internal disclosure controls and procedures were effective.

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

Purchases of Equity Securities by the Company

On February 29, 2008 the Company’s Board of Directors authorized a program of repurchasing up to 2 million of its outstanding securities from time to time in open market transactions at prevailing prices on NASDAQ. Shares repurchased during the quarter ended February 28, 2009 pursuant to our repurchase program are as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price per Share	Maximum Number of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
December 1 – 31, 2008	8,224	$3.21	1,546,583
January 1 – 31, 2009	—	—	1,546,583
February 1 – 28, 2009	12,188	3.53	1,534,395

Total	20,412	$3.40	1,534,395

(1)	Subsequent to the quarter ended February 28, 2009 and through April 10, 2009, the Company has repurchased 13,475 shares of common stock as part of this program at an average cost of $3.22 per share.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Election of Directors and Ratification of Engagement of Independent Auditors

On February 16, 2009, the Company held its Annual Meeting of Stockholders. Each of our directors was reelected to serve until our next annual meeting of shareholders or until his or her respective successor is elected and qualified. The following table sets forth the results of the voting for the election of directors:

Nominee	For	Withheld	Abstentions and Broker Non-votes
Chiu M. Chan	10,747,213	214,306	—
Philip S. Chan	10,767,457	194,062	—
Stephen L. Huber	10,947,380	14,139	—
Earl R. Votaw	10,947,997	13,522	—
Ping S. Chu	10,946,576	14,943	—
James G. Gerace	10,946,980	14,539	—
Xiao H. Li	10,746,203	215,316	—

The stockholders also ratified the engagement of Killman, Murrell & Company, P.C. as the independent auditors for the fiscal year ending August 31, 2009. The proposal to ratify received 10,951,339 affirmative votes and 6,367 negative votes, with 3,813 votes abstaining.

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

DYNACQ HEALTHCARE, INC.

Date: April 14, 2009	By:	/s/ Chiu M. Chan
Chiu M. Chan
Chief Executive Officer
(duly authorized officer)

Date: April 14, 2009	By:	/s/ Philip S. Chan
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