Form 10-Q
period 2009-05-31
DYNACQ HEALTHCARE INC
filed 2009-07-14
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 10, 2009, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 15,473,351.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors
Dynacq Healthcare, Inc.
Houston, Texas

We have reviewed the accompanying consolidated balance sheet of Dynacq Healthcare, Inc., as of May 31, 2009, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended May 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Killman, Murrell & Company, P.C.

Killman, Murrell & Company, P.C.

Houston, Texas

July 8, 2009

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	May 31, 2009	August 31, 2008
	(Reviewed)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$38,871,920	$45,099,800
Investments available-for-sale	8,699,864	—
Accounts receivable, net of contractual allowances of approximately $228,645,000 and $226,355,000 at May 31, 2009 and August 31, 2008, respectively	7,672,900	18,018,673
Inventories	1,469,750	1,469,775
Interest receivable	541,416	—
Prepaid expenses	342,238	475,251
Deferred tax assets	732,691	859,255
Income taxes receivable	170,648	868,249

Total current assets	58,501,427	66,791,003
Property and equipment, net	14,964,807	15,228,887
Management rights, net of amortization of approximately $57,000	2,574,803	—
Income tax receivable	800,920	—
Other assets	259,040	228,672

Total assets	$77,100,997	$82,248,562

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	May 31, 2009	August 31, 2008
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,597,736	$3,816,585
Accrued liabilities	4,209,808	5,887,353
Notes payable	373,907	480,269
Current portion of capital lease obligations	83,546	16,534
Current taxes payable	612,369	4,417,334

Total current liabilities	8,877,366	14,618,075
Non-current liabilities:
Long-term portion of note payable	—	251,131
Long-term portion of capital lease obligations	353,671	11,673
Deferred tax liabilities	180,899	355,808

Total liabilities	9,411,936	15,236,687

Minority interests	166,395	84,926

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 16,012,424 and 16,010,924 shares issued at May 31, 2009 and August 31, 2008, respectively	16,012	16,011
Treasury stock, 504,277 and 455,193 shares at May 31, 2009 and August 31, 2008, respectively, at cost	(2,475,861)	(2,309,898)
Additional paid-in capital	15,392,188	15,023,927
Accumulated other comprehensive income	302,417	561,271
Retained earnings	54,287,910	53,635,638

Total stockholders’ equity	67,522,666	66,926,949

Total liabilities and stockholders’ equity	$77,100,997	$82,248,562

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Reviewed)

	Three months ended May 31,		Nine months ended May 31,
	2009	2008	2009	2008
Net patient service revenue	$13,004,336	$14,175,897	$36,670,894	$49,098,080

Costs and expenses:
Compensation and benefits	4,480,580	3,798,519	12,064,798	11,751,322
Medical services and supplies	2,909,761	4,367,174	9,171,297	10,749,871
Other operating expenses	4,268,658	3,772,171	14,146,546	11,762,826
Depreciation and amortization	349,283	525,173	1,126,514	1,615,867

Total costs and expenses	12,008,282	12,463,037	36,509,155	35,879,886

Operating income	996,054	1,712,860	161,739	13,218,194

Other income (expense):
Rent and other income	145,484	7,059	252,017	235,847
Interest income	520,030	113,531	990,398	157,157
Interest expense	(16,021)	(54,009)	(47,679)	(158,592)

Total other income, net	649,493	66,581	1,194,736	234,412

Income before income taxes, minority interests and extraordinary gain	1,645,547	1,779,441	1,356,475	13,452,606
Minority interest in earnings	(11,050)	(15,304)	(9,719)	(97,046)

Income before income taxes	1,634,497	1,764,137	1,346,756	13,355,560
Provision for income taxes	(630,082)	(741,727)	(694,484)	(5,349,664)

Income from continuing operations	1,004,415	1,022,410	652,272	8,005,896
Income (loss) from discontinued operations, net of income taxes	—	6,149	—	(24,376)
Gain on sale of discontinued operations, net of income taxes	—	—	—	2,761,184
Extraordinary gain, net of income taxes of $49,700	—	—	—	81,365

Net income	$1,004,415	$1,028,559	$652,272	$10,824,069

Basic earnings per common share:
Income from continuing operations	$0.06	$0.06	$0.04	$0.50
Income (loss) from discontinued operations, net of income taxes	—	—	—	—
Gain on sale of discontinued operations, net of income taxes	—	—	—	0.17
Extraordinary gain, net of income taxes	—	—	—	0.01

Net income	$0.06	$0.06	$0.04	$0.68

Diluted earnings per common share:
Income from continuing operations	$0.06	$0.06	$0.04	$0.48
Income (loss) from discontinued operations, net of income taxes	—	—	—	—
Gain on sale of discontinued operations, net of income taxes	—	—	—	0.17
Extraordinary gain, net of income taxes	—	—	—	—

Net income	$0.06	$0.06	$0.04	$0.65

Basic average common shares outstanding	15,521,489	15,796,387	15,540,389	15,845,039

Diluted average common shares outstanding	15,720,852	16,467,932	15,781,789	16,549,694

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Nine months ended May 31,
	2009	2008
Cash flows from operating activities
Net income	$652,272	$10,824,069
Less income from discontinued operations, net of income taxes	—	(2,736,808)

Net income before discontinued operations	652,272	8,087,261
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain, net of tax	—	(81,365)
Depreciation and amortization	1,126,514	1,615,867
Gain on sale of assets	—	(28,455)
Deferred income taxes	91,055	(466,935)
Minority interests	9,719	97,046
Charge for stock options to employees	364,512	373,275
Income tax benefit for employees’ exercise of incentive stock options	—	70,800
Changes in operating assets and liabilities:
Restricted cash	—	1,098,957
Accounts receivable	10,345,773	5,358,161
Interest receivable	(541,416)	—
Inventories	25	782,932
Prepaid expenses	133,013	(883,495)
Income taxes receivable	(103,319)	736,341
Other assets	(30,368)	40,197
Accounts payable	(317,362)	(340,908)
Accrued liabilities	(1,677,545)	(2,171,622)
Income taxes payable	(3,804,965)	3,921,989

Cash provided by continuing activities	6,247,908	18,210,046
Cash used in discontinued activities	—	(635,626)

Net cash provided by operating activities	6,247,908	17,574,420

Cash flows from investing activities
Purchase of property and equipment	(370,138)	(792,728)
Purchase of management rights	(2,631,601)	—
Accounts payable applicable to purchase of management rights	98,513	—
Proceeds from sale of assets	—	1,799,477
Investment available-for-sale securities	(9,134,660)	—
Collections on purchased accounts receivable – other	—	17,704

Cash provided by (used in) continuing activities	(12,037,886)	1,024,453
Cash provided by discontinued activities	—	16,430,895

Net cash provided by (used in) investing activities	(12,037,886)	17,455,348

Cash flows from financing activities
Principal payments on notes payable	$(357,493)	$(7,410,538)
Purchase of minority interest	—	(256,308)
Payments on capital lease	(26,488)	(8,152)
Purchase of treasury shares	(165,963)	(1,386,959)
Minority contribution/distribution, net	71,750	—
Proceeds from exercise of stock options	3,750	571,546

Net cash used in financing activities	(474,444)	(8,490,411)

Effect of exchange rate changes on cash	36,542	22,543

Net increase (decrease) in cash and cash equivalents	(6,227,880)	26,561,900
Cash at beginning of period	45,099,800	5,436,787

Cash at end of period	$38,871,920	$31,998,687

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$132,370	$205,194

Income taxes	$4,408,393	$1,458,289

Non cash investing and financing activities:
Equipment from capital lease	$(435,498)	$(12,692)
Capital lease obligation	435,498	12,692
Decrease in value of investment in bonds	660,000	—
Accumulated other comprehensive income	(520,600)	—
Deferred tax asset	(139,400)	—
Land cost from foreign currency gains	—	(178,097)
Foreign currency gains	—	178,097

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

May 31, 2009

(reviewed)

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $2.7 million and $1.6 million for the quarters ended May 31, 2009 and 2008, respectively, and $8.4 million and $5.5 million for the nine months ended May 31, 2009 and 2008, respectively. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2008. Operating results for the three and nine months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

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

During the nine months ended May 31, 2009, the Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at the lower of cost or fair value as of May 31, 2009, based on the quoted market prices as of that date. Unrealized depreciation, if any, in the fair value is reported in accumulated other comprehensive income, net of related income tax effect. The Company monitors its investment portfolio for any decline in fair value that is other than temporary and records any such impairment as an impairment loss.

Inventories

Inventories, consisting primarily of medical supplies, are stated at the lower of cost or market, with cost determined by use of the average cost method.

General

As of May 31, 2009, the Company operated one facility each in the Houston metropolitan area (Pasadena facility) and in the Dallas-Fort Worth area (Garland facility) and owned 100% of the equity interest in Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a corporation formed under the laws of the People’s Republic of China to provide healthcare management services in that country. Effective March 1 2009, Dynacq-Huai Bei is managing Second People’s Hospital in Rui An, China.

Management Rights

In December 2008, Dynacq-Huai Bei advanced approximately $2.6 million to purchase the management rights to RuiAn Second People’s Hospital in RuiAn, China. On March 2, 2009 Dynacq-Huai Bei acquired through subsidiaries the right to manage that hospital for eleven years and five and a half months through August 14, 2020. Dynacq-Huai Bei will be ultimately responsible for funding any operating deficits, and be rewarded with any operating profits, of the hospital during the management period.

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

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three months ended May 31,		Nine months ended May 31,
	2009	2008	2009	2008
Number of weighted average common shares outstanding	15,521,489	15,796,387	15,540,389	15,845,039
Assumed exercise of stock options	199,363	671,545	241,400	704,655

Average diluted shares outstanding	15,720,852	16,467,932	15,781,789	16,549,694

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net income per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income per share amounted to approximately 575,000 shares and 192,000 shares for the quarters ended May 31, 2009 and 2008, respectively.

Stock Based Compensation

The Company’s 2000 Incentive Plan (the “Plan”) provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the Plan. As of May 31, 2009, there remain 1,402,229 shares which can be issued under the Plan, after giving effect to stock splits and shares issued under the Plan. The Plan permits stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

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

For the quarter ended May 31, 2009, there were no equity-based compensation awards granted. Generally, options granted become exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after five to ten years. The following table summarizes the stock option activities for the nine months ended May 31, 2009 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1)
Outstanding, August 31, 2008	1,571	$3.52	—	$2,139,450
Granted	—	—	—	—
Exercised	(2)	2.50	—	1,755
Expired or canceled	(182)	2.64	—	—

Outstanding, May 31, 2009	1,387	$3.46	—	$934,930

(1)

These amounts represent the difference between the exercise price and $3.68, the closing price of Dynacq common stock on May 31, 2009 as reported on the NASDAQ stock market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dynacq common stock on the date of exercise.

For the three and nine month periods ended May 31, 2009, the Company received $3,750 for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $-0- for the three and nine month periods ended May 31, 2009. For the three and nine month periods ended May 31, 2008, the Company received $264,277 and $571,546, respectively, for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $24,500 and $70,800 for the three and nine month periods ended May 31, 2008, respectively.

The following summarizes information related to stock options outstanding at May 31, 2009, and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 2.50 – 2.75	813	4.1	$2.53	181	$2.53
$ 4.44 – 5.10	574	4.0	4.78	474	4.71

Total	1,387	4.1	$3.46	655	$4.11

The above tables for stock option activities and stock options outstanding do not include a performance share award granted on July 25, 2008 by the Compensation Committee to an employee whereby the employee can earn up to 1 million shares of the Company’s common stock if certain operating performance criteria are met, beginning in fiscal 2010. The number of shares that are issuable each year is to be determined by quantifying the performance criteria and dividing the quantified amount by $3.74, which was the market price of the Company’s stock on the date of grant of the award. The performance period extends for ten years or until such time as the 1 million shares of common stock have been awarded.

Additional information relating to the Plan at May 31, 2009 and August 31, 2008 is as follows (in thousands):

	May 31, 2009	August 31, 2008
Options exercisable	655	838
Options available for grant and reserved common stock shares for stock option plans	1,402	1,220

For the three and nine month periods ended May 31, 2009, stock-based compensation expense associated with the Company’s stock options was $121,001 and $364,512, respectively. The total unrecognized compensation expense for outstanding stock options as of May 31, 2009 was $1.1 million, and will be recognized, in general, over 2.3 years. The weighted average number of years to recognize the compensation expense is 1.2 years.

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

The following table summarizes our financial assets and liabilities measured and reported in the Company’s statement of financial position at fair value on a recurring basis as of May 31, 2009, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value Measurements at May 31, 2009
	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	$8,699,864	—	—

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

The Company has recorded additional revenue of $1,324,000 and $5,841,000 during the three and nine months ended May 31, 2008 related to amounts collected on Medical Dispute Resolution (“MDR”) accounts receivable. The Company settled various MDR claims for our Pasadena and Garland facilities and collected a total of $20,194,000 through May 31, 2008, for dates of service ranging from 2001 to 2005. This amount represents payments received initially at the time of filing of the claim, additional monies received upon filing the MDR claim and the settlement amount. On these closed MDR accounts receivable, the Company had recognized approximately $14,353,000 as net revenue during the relevant fiscal years when the service was performed. Gross billings on this block of receivables were $27,453,000. Since the Company actually collected $5,841,000 more on this block of receivables, additional revenue of $682,000, $3,835,000 and $1,324,000 was recorded in the first, second and third quarters of the prior fiscal year.

Contractual Allowance

Starting March 1, 2008, the Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received for the services performed and also estimating amounts collectible within the next six months. Prior to March 1, 2008, the contractual allowance was calculated based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis by operating facility. This ratio of cash collections to billed services was then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for the three and nine months ended May 31, 2009 and 2008:

	Three months ended May 31,		Nine months ended May 31,
	2009	2008(1)	2009	2008(1)
Gross billed charges	$28,559,053	$36,213,048	$105,228,701	$100,068,247
Contractual allowance	15,554,717	22,037,151	68,557,807	50,970,167

Net revenue	$13,004,336	$14,175,897	$36,670,894	$49,098,080

Contractual allowance percentage	54%	61%	65%	51%

(1)

The contractual allowance percentage without the additional revenue discussed above under “Revenue Recognition Policy” would be 65% and 57% respectively for the three and nine month periods ended May 31, 2008.

A significant amount of our net revenue results from Texas workers’ compensation claims, which are governed by the rules and regulations of the Texas Division of Workers’ Compensation (“TDWC”) and the workers’ compensation healthcare networks. If one of our hospitals chooses to participate in a network, the amount of revenue that will be generated from workers’ compensation claims will be governed by the network contract.

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

Should our facility disagree with the amount of reimbursement provided by a third-party payer, we are required to pursue the MDR process at the TDWC to request proper reimbursement for services. In the past, the Company had been successful in its pursuit of collections regarding the stop-loss cases pending before the State Office of Administrative Hearings (“SOAH”), receiving positive rulings in over 90% of its claims presented for administrative determination. The 2007 district court decision upholding our interpretation of the statute as applied to the stop-loss claims was appealed by certain insurance carriers, and the Third Court of Appeals determined that in order for a hospital to be reimbursed at 75% of its usual and customary audited charges for an inpatient admission, the hospital must not only bill at least $40,000, but also show that the admission involved unusually costly and unusually extensive services. Procedurally, the decision means that each case where a carrier raised an issue regarding whether the services provided were unusually costly or unusually extensive would be remanded to either SOAH or MDR for a case-by-case determination of whether the services provided meet these standards, once the definitions of those standards are determined. A request for rehearing of the Third Court of Appeals decision was denied. A petition asking the Texas Supreme Court to review the Third Court of Appeals decision was filed on March 30, 2009 and on May 22, 2009, the Texas Supreme Court requested that the respondents file a response to the petition for review. The respondents filed a response on June 22, 2009. We anticipate further, lengthy litigation at the Travis County District Courts and the Texas Courts of Appeal to establish the legal definition for these standards. Because of this lengthy process and the uncertainty of recovery in these cases, collection of a material amount of funds in these pending stop-loss cases is not anticipated during the 2009 fiscal year.

Through May 2009, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. We believe the likelihood that the Company will be obligated to refund the payments is remote. Our request that the TDWC Commissioner enforce the awards which have not been voluntarily paid by the carriers has been refused in approximately 130 cases.

Claims regarding payment for hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and ultimately in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges. In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases, which have been appealed to the Travis County district courts, challenge the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling has been appealed to the Third Court of Appeals. If upheld by the Texas Court of Appeal, this ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided in 2001 and 2002 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008. Successful collection of material amounts in these cases is unlikely.

We are currently pursuing claims against two healthcare agents relating to contracts with certain of our facilities which set out reimbursement guidelines by several workers’ compensation carriers at a minimum of 70% of the facility’s charges. Discovery is continuing on these claims to determine which carriers are involved and the amount of reimbursement due to us.

Due to the uncertainties regarding the accounts receivable in the MDR process, the recent request for review of the Third Court of Appeals’ opinion and our legal counsel’s advice that settlements with insurance carriers have virtually stopped, the Company has fully reserved all accounts receivable related to the MDR process as of August 31, 2008 and May 31, 2009. Any monies collected for these MDR accounts receivable will be recorded as current period’s net patient service revenues.

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

Discontinued Operations

The Company sold its land in The Woodlands, Texas in the quarter ended November 30, 2007. The Company sold its Baton Rouge facility in the quarter ended February 29, 2008, and has accounted for its operations as discontinued operations. A summary of financial information related to the Company’s discontinued operations for the three and nine months ended May 31, 2008 is as follows:

	Three months ended May 31, 2008	Nine months ended May 31, 2008
Net patient service revenue	$—	$3,796,025
Costs and expenses	6,219	(3,949,998)
Other income (expense)	(70)	112,797

Income (loss) before income taxes	6,149	(41,176)
Benefit for income taxes	—	16,800

Income (loss) from discontinued operation, net of income taxes	6,149	(24,376)

Gain on sale of discontinued operations	—	4,448,184
Provision for income taxes	—	(1,687,000)

Gain on sale of discontinued operations, net of income taxes	—	2,761,184

Total income from discontinued operations, net of income taxes	$6,149	$2,736,808

Minority Interests

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 0.1% to 1.75% at May 31, 2009).

Comprehensive Income

Comprehensive income for the three and nine month periods ended May 31, 2009 and 2008 is as follows:

	Three months ended May 31,		Nine months ended May 31,
	2009	2008	2009	2008
Net income	$1,004,415	$1,028,559	$652,272	$10,824,069
Foreign currency translation adjustment, net of taxes of $93,400, $(23,094), $91,600 and $73,606, respectively	173,546	(42,892)	170,146	127,034
Change in valuation of investment available-for-sale, net of taxes of $230,500, $-0-, $(231,000) and $-0-, respectively	428,102	—	(429,000)	—

Comprehensive income	$1,606,063	$985,667	$393,418	$10,951,103

Contingencies

The Company maintains various insurance policies that cover each of its facilities; including occurrence medical malpractice coverage. In addition, all physicians granted privileges at the Company’s facilities are required to maintain medical malpractice insurance coverage. The Company also maintains general liability and property insurance coverage for each facility, including flood coverage. The Company does not currently maintain workers’ compensation coverage in Texas. In regard to the Employee Health Insurance Plan, the Company is self-insured with specific and aggregate re-insurance with stop-loss levels appropriate for the Company’s group size. Coverage is maintained in amounts management deems adequate.

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

U.S. Division

The U.S. Division owns two hospitals, which are the Pasadena facility and the Garland facility. Our U.S. Division develops and operates general acute care hospitals designed to handle specialized surgeries such as bariatric, orthopedic and neuro-spine surgeries. Both of these facilities also provide pain management services, as well as minor emergency treatment services. The Pasadena facility also provides sleep laboratory services.

China Division

Our China Division is set up to provide healthcare management services in China. Effective March 1, 2009, Dynacq-Huai Bei is managing the Second People’s Hospital in Rui An, China. Dynacq-Huai Bei is ultimately responsible for funding any operating deficits, and is to be rewarded with any operating profits, of that hospital during the management period. For the quarter ended May 31, 2009, Second People’s Hospital had net patient service revenues of approximately $1.2 million.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three months ended May 31,		Nine months ended May 31,
	2009	2008	2009	2008
Revenues from external customers
Net patient service revenues
U.S. Division	$11,827,058	$14,175,897	$35,493,616	$49,098,080
China Division	1,177,278	—	1,177,278	—

Consolidated	$13,004,336	$14,175,897	$36,670,894	$49,098,080

Income (loss) before taxes and discontinued operations
U.S. Division	$1,744,169	$2,103,163	$2,307,575	$14,327,459
China Division	(109,672)	(339,026)	(960,819)	(971,899)

Consolidated	$1,634,497	$1,764,137	$1,346,756	$13,355,560

	May 31, 2009	May 31, 2008
Total Assets
U.S. Division	$44,429,772	$68,146,190
China Division	32,671,225	16,646,349

Consolidated	$77,100,997	$84,792,539

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended May 31, 2009. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2008.

Results of Operations

	Three months ended May 31,				Nine months ended May 31,
	2009		2008		2009		2008
Net patient service revenue:
U.S. Division	$11,827,058	91%	$14,175,897	100%	$35,493,616	97%	$49,098,080	100%
China Division	1,177,278	9	—	—	1,177,278	3	—	—

Total	13,004,336	100	14,175,897	100	36,670,894	100	49,098,080	100

Costs and expenses:
U.S. Division:
Compensation and benefits	3,999,337	31	3,798,519	27	11,508,555	31	11,751,322	24
Medical services and supplies	2,293,773	18	4,367,174	31	8,555,309	23	10,749,871	22
Other operating expenses	3,640,548	28	3,445,250	24	12,409,628	34	10,852,606	22
Depreciation and amortization	269,695	2	496,201	4	1,011,787	3	1,522,681	3

	10,203,353	78	12,107,144	85	33,485,279	91	34,876,480	71
China Division	1,804,929	14	355,893	3	3,023,876	8	1,003,406	2

Total	12,008,282	92	12,463,037	88	36,509,155	100	35,879,886	73

Operating income	996,054	8	1,712,860	12	161,739	—	13,218,194	27
Other income, net	649,493	5	66,581	—	1,194,736	3	234,412	—
Minority interest in earnings	(11,050)	—	(15,304)	—	(9,719)	—	(97,046)	—

Income before income taxes	1,634,497	13	1,764,137	12	1,346,756	4	13,355,560	27
Provision for income taxes	(630,082)	(5)	(741,727)	(5)	(694,484)	(2)	(5,349,664)	(11)

Income from continuing operations	1,004,415	8	1,022,410	7	652,272	2	8,005,896	16
Income (loss) from discontinued operations, net of income taxes	—	—	6,149	—	—	—	(24,376)	—
Gain on sale of discontinued operations, net of income taxes	—	—	—	—	—		2,761,184	6
Extraordinary gain, net of income taxes	—	—	—	—	—	—	81,365	—

Net income	$1,004,415	8%	$1,028,559	7%	$652,272	2%	$10,824,069	22%

Operational statistics (Number of medical procedures) for U.S. Division
Inpatient:
Bariatrics	48		240		341		633
Orthopedics	67		78		195		219
Other	17		84		94		162

Total inpatient procedures	132		402		630		1,014

Outpatient:
Orthopedics	169		170		515		398
Other	339		317		1,064		993

Total outpatient procedures	508		487		1,579		1,391

Total procedures	640		889		2,209		2,405

Three Months Ended May 31, 2009 Compared to the Three Months Ended May 31, 2008

U.S. Division

Net patient service revenue decreased by $2,348,839, or 17%, from $14,175,897 to $11,827,058, and total surgical cases decreased by 28% from 889 cases to 640 cases for the quarter ended May 31, 2009 from the quarter ended May 31, 2008. The decrease in net patient service revenue was due to additional revenues of $1,324,000 recorded in the third quarter ended May 31, 2008 related to amounts collected on MDR accounts receivable, as discussed under “Revenue Recognition Policy” and also due to an overall decrease in number of cases by 28% in 2009 compared to 2008. There was a significant decrease of 67% in inpatient cases, which typically have higher average reimbursement per case compared to outpatient cases. These decreases in net patient service revenue were partially offset by a decrease in the contractual allowance as a percentage of gross billed charges. The contractual allowance decreased from 61% of gross billed charges for the quarter ended May 31, 2008 to 54% of gross billed charges for the quarter ended May 31, 2009.

Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase/(decrease) from 2008 to 2009
Facility	Net patient service revenue	Cases
Pasadena	3%	15%
Garland	(31)	(55)
Overall	(17)	(28)

Total costs and expenses decreased by $1,903,791, or 16%, from $12,107,144 in 2008 to $10,203,353 in 2009. The following discusses the various changes in costs and expenses:

•	Compensation and benefits increased by $200,818, or 5%, primarily due to normal increases in salaries and benefits, and also due to a marginal increase in the number of full time equivalent employees.

•

Medical services and supplies expenses decreased by $2,073,401, or 47%, while the number of surgery cases decreased 28%, primarily due to a 67% decrease in inpatient cases, which typically require more medical services and supplies.

•

Other operating expenses increased by $195,298, or 6%. Other operating expenses as a percentage of gross billed charges was 13.3% and 9.5% for the quarters ended May 31, 2009 and 2008, respectively. The increase was primarily due to marketing expenses. Other operating expenses, excluding marketing expenses, as a percentage of gross billed charges was consistent at 7.8% and 7.4% for the quarters ended May 31, 2009 and 2008, respectively.

China Division

Effective March 1, 2009, Dynacq-Huai Bei is managing the Second People’s Hospital in Rui An, China. Dynacq-Huai Bei is ultimately responsible for funding any operating deficits, and is to be rewarded with any operating profits, of that hospital during the management period. For the quarter ended May 31, 2009, Second People’s Hospital had net patient service revenues of $1,177,278.

Total costs and expenses for the China Division increased by $1,449,036, from $355,893 in 2008 to $1,804,929 in 2009. In 2008, development costs were incurred for the construction of a hospital in Shanghai. However, in the fourth quarter of fiscal year 2008, the Company sold its interest in the property owned by that joint venture. In 2009, total costs and expenses includes the operations associated with Second People’s Hospital in Rui An, China and marketing expenses of approximately $300,000 incurred by Sino Bond.

Total other income, net increased by $582,912, from $66,581 in 2008 to $649,493 in 2009, primarily due to interest income associated with the bonds purchased in the first and third quarters of the current fiscal year.

Nine Months Ended May 31, 2009 Compared to the Nine Months Ended May 31, 2008

U.S. Division

Net patient service revenue decreased by $13,604,464, or 28%, from $49,098,080 to $35,493,616, and total surgical cases decreased by 8% from 2,405 cases to 2,209 cases for the nine months ended May 31, 2009 from the nine months ended May 31, 2008. The decrease in net patient service revenue was due to additional revenues of

$5,841,000 recorded in the nine months ended May 31, 2008 related to amounts collected on MDR accounts receivable, as discussed under “Revenue Recognition Policy” and also due to an overall decrease in number of cases by 8% in 2009 compared to 2008. There was a significant decrease of 38% in inpatient cases, which typically have higher average reimbursement per case compared to outpatient cases. Gross billed charges and net patient service revenues were also negatively impacted by Hurricane Ike in the month of September 2008 for our Pasadena facility, which was not in full operations for about three weeks. The decreases in net patient service revenue were also attributable to an increase in the contractual allowance as a percentage of gross billed charges from 51% for the nine months ended May 31, 2008 to 66% for the nine months ended May 31, 2009.

Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase/(decrease) from 2008 to 2009
Facility	Net patient service revenue	Cases
Pasadena	(32)%	14%
Garland	(25)	(22)
Overall	(28)	(8)

Total costs and expenses decreased by $1,391,201, or 4%, from $34,876,480 in 2008 to $33,485,279 in 2009. The following discusses the various changes in costs and expenses:

•

Compensation and benefits decreased marginally by $242,767, or 2%, primarily due to cash incentive bonuses of approximately $1,053,000 paid to employees during the nine months ended May 31, 2008, with no such corresponding expense during the nine months ended May 31, 2009. This decrease was partially offset by normal increases in salaries and benefits and a marginal increase in the number of full time equivalent employees.

•

Medical services and supplies expenses decreased by $2,194,562, or 20%, while the number of surgery cases decreased 8%, primarily due to a 38% decrease in inpatient cases, which typically require more medical services and supplies.

•

Other operating expenses increased by $1,557,022, or 14%. Other operating expenses as a percentage of gross billed charges was 11.9% and 10.8% for the nine months ended May 31, 2009 and 2008, respectively. The increase was primarily due to marketing expenses. Other operating expenses, excluding marketing expenses, as a percentage of gross billed charges was consistent at 7.6% and 8.9% for the nine months ended May 31, 2009 and 2008, respectively.

China Division

Effective March 1, 2009, Dynacq-Huai Bei is managing the Second People’s Hospital in Rui An, China. Dynacq-Huai Bei is ultimately responsible for funding any operating deficits, and is to be rewarded with any operating profits, of that hospital during the management period. For the nine months ended May 31, 2009, Second People’s Hospital had net patient service revenues of $1,177,278.

Total costs and expenses for the China Division increased by $2,020,470, from $1,003,406 in 2008 to $3,023,876 in 2009. In 2008, development costs were incurred for the construction of a hospital in Shanghai. However, in the fourth quarter of fiscal year 2008, the Company sold its interest in the property owned by that joint venture. In 2009, total costs and expenses includes the operations associated with Second People’s Hospital in Rui An, China and marketing expenses of approximately $800,000 incurred by Sino Bond.

Total other income, net increased by $960,324, from $234,412 in 2008 to $1,194,736 in 2009, primarily due to interest income associated with the bonds purchased in the first and third quarters of the current fiscal year.

Liquidity and Capital Resources

Our 2008 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Total cash flow provided by operating activities was $6,247,908 during the period ended May 31, 2009, primarily due to net income of $652,272, decreases in accounts receivable of $10,345,773 and depreciation and amortization of $1,126,514, partially offset by decreases in accounts payable and accrued liabilities of $1,994,907 and net payment of income taxes of $4,408,393.

Cash flow from investing activities

Total cash flow used in investing activities was $12,037,886 primarily due to investment in available-for-sale securities of $9,134,660, and payments of $2,631,601 for management rights in China.

Cash flow from financing activities

Total cash flow used in financing activities was $474,444 primarily related to payments on the note payable for class action lawsuit settlement.

The Company had working capital of $49,624,061 as of May 31, 2009, and maintained a liquid position by a current ratio of approximately 6.6 to 1.

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

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly” and FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. These two Staff Positions were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments. Additionally, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” to require disclosures of fair value of certain financial instruments in interim financial statements. All of these Staff Positions are effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. The Company does not anticipate the adoption of these Staff Positions, other than requirements limited to the form and content of disclosures, will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. The Company does not anticipate that the adoption of SFAS 165 will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.	Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of May 31, 2009, our internal disclosure controls and procedures were effective.

There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our Texas facilities’ fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Revenue Recognition in the Notes to Consolidated Financial Statements of this Form 10-Q, as well as Business – Government Regulation – Texas Workers’ Compensation Systems and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue Recognition in our Form 10-K for the fiscal year ended August 31, 2008, for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 1A.	Risk Factors.

The Company’s Risk Factors as disclosed in its Form 10-K for the year ended August 31, 2008 have not changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company

On February 29, 2008 the Company’s Board of Directors authorized a program of repurchasing up to 2 million of its outstanding securities from time to time in open market transactions at prevailing prices on NASDAQ. Shares repurchased during the quarter ended May 31, 2009 pursuant to our repurchase program are as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price per Share	Maximum Number of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
March 1 – 31, 2009	11,297	$3.16	1,523,098
April 1 – 30, 2009	8,555	3.54	1,514,543
May 1 – 31, 2009	8,820	3.48	1,505,723

Total	28,672	$3.37	1,505,723

(1)	Subsequent to the quarter ended May 31, 2009 and through July 10, 2009, the Company has repurchased 34,796 shares of common stock as part of this program at an average cost of $3.41 per share.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 15.1	Awareness Letter of Killman, Murrell & Company, P.C.

Exhibit 23.1	Consent of Killman, Murrell and Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNACQ HEALTHCARE, INC.

Date: July 14, 2009	By:	/s/ Chiu M. Chan
Chiu M. Chan Chief Executive Officer (duly authorized officer)

Date: July 14, 2009	By:	/s/ Philip S. Chan
Philip S. Chan Chief Financial Officer (principal financial and accounting officer)

INDEX OF EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 15.1	Awareness Letter of Killman, Murrell and Company, P.C.

Exhibit 23.1	Consent of Killman, Murrell and Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.