Form 10-K
period 2009-08-31
DYNACQ HEALTHCARE INC
filed 2009-11-24
CIK 890908

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 28, 2009 was $19,814,277. As of November 9, 2009, the registrant had 15,236,279 shares of common stock outstanding.

Portions of the definitive proxy statement relating to the 2010 Annual Meeting of Shareholders of the Company, which will be filed with the Commission by December 28, 2009, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

General

Dynacq Healthcare, Inc., a Nevada corporation, is a holding company that through its subsidiaries develops and manages general acute care hospitals that principally provide specialized surgeries. We are composed of two operating divisions, based on our geographic area of operations – U.S. and China, and a general corporate division.

U.S. Division

The Company’s business strategy is to develop and operate general acute care hospitals designed to handle specialized surgeries such as bariatric, orthopedic and neuro-spine surgeries. The Company’s hospitals include operating rooms, pre- and post-operative space, intensive care units, nursing units and diagnostic facilities, as well as adjacent medical office buildings that lease space to physicians and other healthcare providers. These hospitals are the Surgery Specialty Hospitals of America – Southeast Houston Campus in Pasadena, Texas, near Houston (the “Pasadena facility”); and Vista Hospital of Dallas (the “Garland facility”). Both of these facilities also provide pain management services, as well as minor emergency treatment services. The Pasadena facility also provides sleep laboratory services.

Except for emergency room patients, surgeries at our facilities are typically pre-certified or pre-authorized by the insurance carriers. The bulk of the surgeries are either covered by workers’ compensation insurance or by commercial insurers on an out-of-network health plan basis. The Company participates in a small number of managed care contracts.

The Company, through its affiliates, owns or leases 100% of the real estate for and equipment in its facilities. The Company maintains a majority ownership and controlling interest in all of its operating entities. As of August 31, 2009, the Company owned the following percentages of its operating entities:

Pasadena facility	98.65%
Garland facility	98.25%

China Division

The Company is expanding its operations into China to achieve geographic diversity and to take advantage of potential opportunities for increased profits related to healthcare services in that country. Foreign participation related to healthcare services in China is relatively new, and Dynacq believes it is uniquely qualified to become a significant player in that area. Currently many areas of China lack the level of acute care provided by many hospitals in the U.S. Dynacq believes its experience managing U.S. hospitals will eventually enable it to increase efficiencies in the management of existing primary care hospitals, increase patient census, attract more surgeons and offer specialized treatment in hospitals in China.

The Company currently owns 100% of Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a corporation formed under the laws of People’s Republic of China to provide healthcare management services in China. Since

March 1, 2009, Dynacq-Huai Bei has been managing the Second People’s Hospital in Rui An, China, and in 2010 it will manage the Third People’s Hospital in Rui An upon completion of construction of that hospital.

Corporate

During the fiscal year ended August 31, 2009, the Company invested approximately $9.1 million of its available cash in marketable securities. As of August 31, 2009, these securities are valued at approximately $18.6 million. The Company intends to hold and manage these investment securities until it is able to identify and fund attractive opportunities to acquire or manage operating companies in China and Southeast Asia.

For financial information for each of our segments, including information regarding revenues and total assets, see “Note 16 - Industry Segments and Geographic Information” contained in the Notes to Consolidated Financial Statements.

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

Recent Developments

Transactions in China

Second People’s Hospital in Rui An, China

Our China Division is set up to provide healthcare management services in China. Effective March 1, 2009, Dynacq-Huai Bei began managing the Second People’s Hospital in Rui An, China. Dynacq-Huai Bei is ultimately responsible for funding any operating deficits, and is to be rewarded with any operating profits, of that hospital during the management period. For the year ended August 31, 2009, Second People’s Hospital had net patient service revenues of approximately $1.8 million and a net operating loss of approximately $2.6 million. For the right to manage the Second People’s Hospital, Dynacq-Huai Bei paid approximately $2.5 million, which was written off at August 31, 2009. Although we believe Dynacq-Huai Bei has the potential to realize profits from the operation of Second People’s Hospital, the current determination for accounting purposes is that the Company’s investment in this hospital may not be recoverable because of projections that it will likely incur a loss for the period of the management of the hospital. Management believes that profitability in the management of Second People's Hospital is possible through recruitment of additional surgeons, particularly obstetrical and gynecological specialists, and an increase in patient volume and greater efficiencies in management of the hospital.

Third People’s Hospital in Rui An, China

Dynacq-Huai Bei and Rui An City Department of Health have entered into an agreement assigning Dynacq-Huai Bei the right to manage the operations, human resources and financials of the Third People’s Hospital in Rui An when the new hospital currently under construction is completed and operational. Dynacq-Huai Bei is currently overseeing the construction of that hospital which is expected to be completed in 2010. Upon completion of the new hospital, Dynacq-Huai Bei will manage the facility, and all profits, liabilities, operating deficits, and legal disputes of the hospital will be assumed by Dynacq-Huai Bei. Dynacq-Huai Bei has agreed to assume and discharge within ten years $883,000 of existing liabilities, of which $736,000 was paid in fiscal year ended August 31, 2008, and $111,000 was paid in the fiscal year ended August 31, 2009, and to loan to the city of Rui An $2.1 million for the construction costs of the hospital building and up to $730,000 for equipment purchases. At the expiration of the 15 year term, the city of Rui An will compensate Dynacq-Huai Bei for: (1) any increase in appraised value of the hospital assets (excluding the real estate), (2) the appraised value of all medical supplies and equipment purchased by Dynacq-Huai Bei with a unit cost less than $74,626, and (3) the appraised value of all medical supplies and equipment purchased by Dynacq-Huai Bei with a unit cost of $74,626 or more, if the purchase was approved by the city of Rui An prior to acquisition of the medical supplies and equipment.

Sino Bond Inc. Limited

Sino Bond Inc. Limited, a Hong Kong corporation (“Sino Bond”) and a wholly owned subsidiary of the Company, has approximately $7.6 million in cash and is a party to a three year management support and marketing agreement to lead the Company’s marketing efforts in China and Southeast Asia.

Hang Zhou Tech

In August 2009 the Company organized Hu GangJing (Hang Zhou) Technology Co. Ltd. (“Hang Zhou Tech”) under the laws of the People’s Republic of China for the purpose of forming joint ventures to invest in companies in China engaged in businesses such as energy production, life sciences and pharmaceuticals. In September 2009, the Company funded Hang Zhou Tech with $5 million, which amount is being held in an interest bearing bank account pending verification of the funds by the local city government of Hang Zhou. In an effort to attract foreign investment to the city of Hang Zhou, the city government has offered to loan to joint ventures formed by Hang Zhou Tech 30% of the amount that the Company invests in such joint ventures, interest free for five years. The joint ventures will be between Hang Zhou Tech and the local government and will be organized for the purpose of developing businesses in the city. Hang Zhou Tech will provide the majority of the capital and will manage the development of the businesses in which it invests. The city government will not have an ownership interest or share in the profits, but may have influence over the management of the investments. If the joint venture investments are profitable, the loan will be repaid to the city in five years; if not, the loan will be forgiven. The definitive terms of this arrangement are subject to the negotiation and execution of a final agreement with the Hang Zhou city government.

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

At August 31, 2009, the Company owned, through its subsidiaries, a 98.65% partnership interest in the Pasadena facility operating entity. The Pasadena facility’s areas of practice include orthopedic and general surgery, such as spine and bariatric surgeries, various pain management modalities and other services. The Pasadena facility represented approximately 43% and 39% of the U.S. Division’s net patient revenues in fiscal years 2009 and 2008, respectively. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment and, in turn, leases the land, hospital facility and equipment to the hospital operating entity.

As of August 31, 2009, the Company owned, through its subsidiaries, 98.25% of the partnership interests in the Garland facility operating entity. The areas of practice performed at this facility are orthopedic surgery, bariatric surgery, general surgery, plastic surgery, podiatry, gynecology, spine and pain management procedures. The Garland facility represented approximately 57% and 61% of the U.S. Division’s net patient revenues in fiscal years 2009 and 2008, respectively. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment and, in turn, leases the land, hospital facility and equipment to the hospital operating entity.

China Division

Many hospitals in China are government owned, but may be managed by nongovernmental entities with the consent of the local healthcare governmental authority. In a typical management contract, Dynacq’s subsidiary in China would assume responsibility for the operations of the hospital and receive any profits earned or losses incurred from its operations. Although many local hospitals in China are currently not profitable, the Company believes that its experience in providing quality healthcare management and its ability to implement internal controls in healthcare administration will enable it eventually to be profitable in its management of hospitals in China. The management arrangement also allows Dynacq to minimize its expenditure of capital to purchase assets, but still have the potential for an attractive return in its efficient management of the hospital facility.

Dynacq-Huai Bei’s initial opportunity in managing hospitals in China is the agreement to manage Second People’s Hospital, a not-for-profit hospital, in Rui An, China, which was effective March 1, 2009. Although the operations of that hospital have not been profitable to date, Dynacq-Huai Bei’s management believes that profitability is possible through recruitment of additional surgeons, particularly obstetrical and gynecological specialists, and an increase in patient volume. Because the amounts which the hospital may charge for medications and medical services are controlled by the Department of Health, the potential for Dynacq-Huai Bei to realize a high rate of return on its investment in Second People’s Hospital will be limited in the absence of significant increases in patient census, efficiencies in management and/or increases in established billing rates by the government.

Dynacq-Huai Bei and Rui An City Department of Health have entered into an agreement assigning Dynacq-Huai Bei the right to manage the operations, human resources and financials of the Third People’s Hospital in Rui An, China, when the new hospital currently under construction is completed and operational. Dynacq-Huai Bei is currently overseeing the construction of that hospital which is expected to be completed in 2010.

Sino Bond is leading the Company’s marketing efforts and is an investment vehicle for the Company in China and Southeast Asia.

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

Developing the China Division

In China, gaining the confidence of the current hospital administrators and members of the local healthcare governing authority will be key to acquiring new management agreements on hospitals. We intend to create and maintain quality relationships with such personnel to expand our operations in that country. We believe the employee we have hired to head our China Division is uniquely positioned to enter into additional management agreements on behalf of Dynacq-Huai Bei with local healthcare governing authorities in China similar to our arrangement with the Second People’s Hospital. Dynacq-Huai Bei intends to recruit additional physicians, particularly obstetrical and gynecological specialists and surgeons, to Second People’s Hospital to increase patient volume, and believes that its experience in managing this hospital will be valuable in negotiating and performing future management arrangements with hospitals in China.

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

In addition to our arrangements with outside organizations regarding marketing, bariatric or weight control programs were implemented at the Pasadena and Garland facilities in fiscal year 2006. Our programs provide or contract for marketing, pre-authorization and follow up support services to prospective bariatric patients in areas serviced by the Pasadena or Garland facilities. Each of our Pasadena and Garland facilities was designated as a Bariatric Center of Excellence by the American Society for Bariatric Surgery (ASBS) in June 2007 and August 2008, respectively. The ASBS Center of Excellence designation recognizes surgical programs and surgeons who have demonstrated a track record of favorable short and long-term outcomes in bariatric surgery and have the resources to perform safe bariatric surgeries.

China Division

A three-year management support and marketing agreement was executed effective October 1, 2008 between Sino Bond, Inc. Ltd., the Company’s Hong Kong subsidiary, and Otto Regent Ltd., a Hong Kong marketing company, to develop strategies to lead the Company’s marketing activities in China including but not limited to recruitment of physicians, multi-media advertising and enhancing the reputation of the Company’s healthcare services.

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

China Division

Most hospitals in China are owned and operated by the local governments subject to the oversight by the central government. The Company’s strategy is to minimize its capital investment by entering into long term mutually beneficial relationships by utilizing space from existing government hospitals and providing specialty medical treatment therapies that the government owned hospitals are lacking and are in high demand. There currently exist joint venture arrangements between foreign healthcare providers and government owned hospitals, principally in major cities such as Shanghai and Beijing. Some of these competitors have greater financial and other resources than the Company in China. The Company’s only experience to date in operating hospitals in China is its management of the Second People’s Hospital in Rui An, China since March 2009, and therefore the Company can provide no assurance that it will be able to compete successfully in China.

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

Texas Workers’ Compensation Systems

A significant amount of our net revenue results from Texas workers’ compensation claims. As such, we are subject to the rules and regulations of the Texas Department of Workers’ Compensation (“TDWC”). See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Revenue Recognition - U.S. Division - Contractual Allowance” for a description of the relevant rules and regulations of the TDWC.

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

Medicare Reimbursement

On August 22, 2007, the Centers for Medicare and Medicaid Services (“CMS”) posted its final rule of inpatient hospital payment reforms which excluded payment for several hospital-acquired conditions (“HACs”) if any of them occurred during a Medicare beneficiary’s inpatient stay. These initial HACs were discussed, revised and ultimately finalized in the August 19, 2008, final rule for the 2009 Inpatient Prospective Payment System (“IPPS”) payment year. These exclusions were effective for discharges beginning on October 1, 2008. Under the rule, CMS no longer reimburses hospitals for the treatment of certain “conditions that could reasonably have been prevented.” The conditions for which CMS no longer reimburses hospitals for treatment include falls; mediastinitis, an infection that can develop after heart surgery; urinary tract infections that result from improper use of catheters; pressure ulcers; and vascular infections that result from improper use of catheters. Additionally, the conditions include the following three “never events”: objects left in the body during surgery, air embolisms and blood incompatibility. Various insurance companies have also announced plans to stop paying for “serious preventable errors.” The new CMS and insurance company policies could affect not only reimbursement but evidence in malpractice suits and potential claims under the False Claims Act. On August 27, 2009, CMS posted the final 2010 IPPS rule, and it does not revise the list of HACs for 2010. However, in that rule CMS does more precisely define the falls and trauma HAC category. In addition, CMS is planning to conduct joint evaluations with other governmental agencies of the program’s impact with respect to preventing HACs. The 2010 IPPS rule also expands the hospital quality measurements that hospitals are required to report in order to receive the full market basket update.

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

We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians may own interests in certain of our hospitals and may also own our stock. We also have medical directorship agreements with some physicians. Although we believe that our arrangements with physicians have been structured to comply with the current law and available interpretations, we cannot assure you that regulatory authorities will not determine that these arrangements violate the Anti-kickback Statute or other applicable laws. Also, the state of Texas, in which we operate, has adopted anti-kickback laws, some of which apply more broadly to all payers, not just to federal healthcare programs. Many of these state laws do not have safe harbor regulations comparable to the federal Anti-kickback Statute and have only rarely been interpreted by the courts or other government agencies. If our arrangements were found to violate any of these anti-kickback laws, we could be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid or other governmental healthcare programs such as workers’ compensation programs. Exclusion from these programs could result in significant reductions in revenue and could have a material adverse effect on our business.

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

Effective October 2, 2007, CMS issued a final rule to update the hospital IPPS for fiscal year 2008. Included in the final rule were two important disclosure provisions that apply to many hospitals. These two disclosure requirements relate to (1) disclosure of physician ownership of hospitals to all patients at the beginning of their hospital stay or outpatient visit, and (2) whether physicians are on site at the hospital 24 hours a day, 7 days a week. This rule also contains provisions for CMS to require 500 hospitals to furnish information concerning their financial relationships with their physicians on the Disclosure of Financial Relationship Report. Other provisions of the IPPS rule significantly modify the Stark regulations and some of these modifications will require physicians, hospitals, and other healthcare providers to unwind or restructure their arrangements. Most of these new Stark regulations were effective October 1, 2009. There are several other significant rulemaking proposals, and pending legislation, any and all of which may lead to more changes to the Stark regulations and may have a profound impact on the healthcare industry in general and the operation of our healthcare facilities in particular.

One of the exceptions utilized to exempt hospital-provided DHS from the ownership proscription is commonly referred to as the “whole hospital exception.” This exception permits a physician with an ownership interest in a hospital to make referrals to that hospital provided that: (1) the referring physician is authorized to perform services at the hospital; and (2) the physician’s ownership or investment interest is in the entire hospital and not merely in a distinct part or department of the hospital. We believe we have structured our financial arrangements with physicians to comply with the whole hospital exception. However, in the recent past, legislation has been introduced that would have essentially eliminated the “whole hospital exceptions” under the Stark law and would have severely limited the ability of physicians to have ownership interests in hospitals. Certain of the proposed healthcare reform pieces of legislation which are currently being debated by legislators contain provisions affecting the “whole hospital exception” to varying degrees. At this time it is not possible to predict the outcome of the debates on this exception but it is possible that such legislation could require us to restructure our ownership arrangements with physician investors.

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

A number of states, including those in which we do or expect to do business, have enacted physician self-referral laws that are similar in purpose to the Stark law but which impose different restrictions. Some states, for example, only prohibit referrals when the physician’s financial relationship with a healthcare provider is based upon an investment interest. Other state laws apply only to a limited number of designated health services. Some states do not prohibit referrals, but require that a patient be informed of the financial relationship before the referral is made. We believe that our operations are in material compliance with the physician self-referral laws of the state of Texas, in which our facilities are located.

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

When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each false claim submitted. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The False Claims Act defines the term “knowingly” broadly. Thus, although simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the False Claims Act and, therefore, will qualify for liability. Effective May 20, 2009, the Fraud Enforcement and Recovery Act significantly amended the False Claims Act. Among the most significant changes, Congress clarified and corrected certain provisions of the Act by legislatively overruling various court decisions that sought to interpret the scope of the Act. Other significant changes to the Act include an expansion of the definition of “claim,” increased liability for retaining overpayments from the government, and clarification of several provisions related to whistleblower actions. The amendments extend the False Claims Act to instances of misuse of federal funds even when no false claim is presented to the government. The effect of these changes is not yet clear.

In some cases, whistleblowers and the federal government have taken the position that providers who allegedly have violated other statutes, such as the Anti-kickback Statute and the Stark law, have thereby submitted false claims under the False Claims Act. The state of Texas, in which we operate, has adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court. In its 2007 session, the Texas Legislature made numerous revisions to the state’s laws which make it easier and potentially more profitable for a whistleblower to maintain a “qui tam” action.

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

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 became law. A portion of the law, known as the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) was aimed at increasing the use of Electronic Health Records (“EHRs”) by physicians and hospitals. Hospitals and physicians who are “meaningful users” of EHRs may receive higher reimbursement rates through the Medicare and Medicaid reimbursement systems. Other significant changes made by HITECH include allowing state Attorneys General to assist in the enforcement of HIPAA and imposing the full HIPAA liabilities of Covered Entities on Business Associates as well.

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

Although we believe that our emergency care practices are in compliance with EMTALA requirements, we cannot assure that CMS or others will not assert that our facilities are in violation or predict any modifications that CMS will implement in the future. The 2010 IPPS rule clarifies regulations with respect to waiver of EMTALA sanctions in an emergency period. Specifically, when permissible under Section 1135 of the Social Security Act, EMTALA sanctions are waived for an appropriate transfer if certain conditions are met, including the transfer being necessitated by the circumstances of the declared emergency and the hospital ensuring it does not discriminate on the basis of the individual’s payment or ability to pay. We cannot predict whether we will be in compliance with any new requirements or interpretive guidelines.

Healthcare Reform

As one of the largest industries in the United States, healthcare continues to attract significant legislative interest and public attention. In recent years, various legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. Many states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and change private healthcare insurance. Healthcare reform is currently being hotly debated in Congress. Given the wide variety of proposals currently being debated, we cannot predict the course of future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs or the effect that any legislation, interpretation or change may have on us.

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

China Division

The Department of Health of each province establishes allowable charges for medical prescriptions and procedures that may be charged by the hospitals located in that province. In provinces that include rural areas, a government program provides reimbursement of allowable charges to cover medications and healthcare services provided to farmers in that province. In addition, there are environmental laws, rules and regulations governing hospitals in China including but not limited to medical waste, medical radioactive agents, and pollution. We cannot predict the effects of the cost of compliance with environmental laws on our future earnings, competitiveness and expansion in China. The government established allowable charges for medical prescriptions and procedures limit the prices we can charge for such products and services and for which we can expect to receive payment at our China hospitals, and will therefore restrict our potential for profit at those hospitals

Insurance

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

Employees

As of October 31, 2009, the Company employed approximately 216 full-time employees and 65 part-time employees, which represents approximately 241 full-time equivalent employees.

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

Risks Related to our Business

Because managing hospitals in China is new and differs from our experience in managing hospitals in the U.S., our efforts to obtain management contracts in that country may not be successful, and the management of the hospitals in Rui An and any other hospitals we may manage may not be profitable.

We have invested a substantial amount of funds and management resources into the development of our China Division. There is no reliable history of foreign participation in the operation of hospitals in China on which to base our prospects for success. Our experience in managing hospitals in the U.S. may not fully equip us to manage hospitals in China with different government regulation, reimbursement programs, physician relationships and billing systems. Specifically, the limitations placed by the Department of Health of each province on allowable charges by the province hospitals for medical prescriptions and procedures will limit our ability to increase revenues based on costs per prescription or procedure. The agreement under which Dynacq-Huai Bei will manage the Third People’s Hospital in Rui An currently provides for substantial investment of funds in capital expenditures for that hospital, the repayment of liabilities, and the loan of certain amounts to that hospital. Dynacq-Huai Bei’s similar arrangement in managing the Second People’s Hospital in Rui An resulted in a net operating loss of approximately $2.6 million for the nine months during which it was subject to the management agreement in fiscal 2009. Since May 30, 2008, Dynacq-Huai Bei has incurred substantial costs to acquire the right to manage the Third People’s Hospital and is obligated to loan additional amounts for the construction of the Third People’s Hospital which is expected to be completed in 2010, before it can begin to realize any profits from the operations of that hospital. Although management agreements on additional hospitals may vary in their terms, there can be no assurances that additional management agreements will be undertaken or, if undertaken, that the terms of those agreements will allow the Company to realize profits from the management arrangement.

Our lack of success in obtaining necessary local government participation for the DeAn Joint Venture to construct, own and operate a hospital in Shanghai may be indicative of the difficulties involved in foreign investment in China.

The DeAn Joint Venture (“DeAn”) was formed for the purpose of constructing, owning and operating a hospital in Shanghai, China and on May 16, 2005 entered into land use agreements with the Chinese government under which it leased, for a term of 50 years, approximately 28.88 acres of government-owned land on which the hospital would be constructed. The Company was engaged in protracted negotiations for several years for, among other matters, the payment by the local government of the unfunded amounts due by it under the Joint Venture Agreement, the sale by the local government of its interest in DeAn to a third party, and the extension of the dates for construction of the hospital, none of which proved successful. As a result, the Company sold its interest in the property owned by DeAn for the construction of the Shanghai hospital. Although management believes Dynacq-Huai Bei, as a 100% foreign owned domestic corporation, has certain advantages in operating in China which were not available to DeAn which was only 70% owned by Dynacq, there can be no assurances that those advantages will be realized or that Dynacq-Huai Bei will be able to own, operate or manage additional hospitals in China. Dynacq may only be able to obtain certain hospital management arrangements in China by entering into joint ventures with the local government. As a result, we might not have total control over the joint venture, and there can be no assurances that the local government will be able to fulfill its commitments to our joint venture arrangements.

Our limited experience in managing a hospital in China indicates that profitability may be difficult to achieve in the current circumstances under which we are operating.

For the nine months during which Dynacq-Huai Bei managed Second People’s Hospital in Rui An, it incurred a net operating loss of approximately $2.6 million, due in large part to a $2.5 million impairment of management rights. At the end of the fiscal year ended August 31, 2009, in accordance with applicable accounting standards, the Company evaluated the carrying value of its management rights on Second People’s Hospital. Because the undiscounted future cash flows from operations indicated the likelihood of a lack of profitability over the term of the management agreement through August 2020, the Company recorded an impairment charge to write down the entire value of its management rights as of August 31, 2009. Although we believe Dynacq-Huai Bei has the potential to realize profits from the operation of Second People’s Hospital, the current determination for accounting purposes is that the Company’s investment in this hospital may not be recoverable because of projections that it will likely incur a loss for the period of the management of the hospital. Without the recruitment of new surgeons and a significant increase in patient volume, and/or an increase in the local government’s established allowable charges for the sale of prescription medications and medical services, Dynacq-Huai Bei’s opportunity to realize profits from the management of Second People’s Hospital, and possibly other hospitals in China, is limited.

We have no experience in any industry other than the operation of hospitals and medical office buildings, so the proposed expansion of Hang Zhou Tech into other industries may involve unforeseen difficulties with which we are unable to deal effectively.

We are expanding our investments into areas other than the hospital industry in China that have a potential for higher profits, including energy production, life sciences and pharmaceuticals. It is our intention to use the capital of our new subsidiary Hang Zhou Tech to form joint ventures with the city to acquire existing businesses with a proven track record in those industries, thereby minimizing the risks inherent in starting a new venture. There can be no assurance that we will be able to identify attractive acquisition opportunities or acquire such businesses at a price and on terms that are attractive or that, once acquired, the businesses will operate profitably. Acquisitions could expose the Company to unforeseen liabilities or risks associated with entering new markets or businesses. Consequently, we might not be successful in integrating our acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention and resources. Even if we are successful in integrating our acquisitions into our existing operations, we may not derive the benefits that we expect from such acquisitions, which may result in the commitment of capital resources without the anticipated returns on such capital. Competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions. Because of our lack of experience in these new industries, we may encounter issues with which we are not equipped to deal effectively and which may materially adversely affect our investments in those business.

The recent economic downturn may adversely affect our revenues.

The recent weakening in the United States economy, tightening credit markets, depressed consumer spending and higher unemployment rates may result in decreased spending for healthcare services resulting in decreased revenues for our hospitals. Other risks we face from the general economic weakness include potential declines in the population covered under managed care agreements, patient decisions to postpone or cancel elective and non-emergency healthcare procedures, potential increases in the uninsured and underinsured populations and further difficulties in our collecting patient copayment and deductible receivables.

The pending healthcare reform legislation may impact our operations and revenues.

Congress is currently considering and debating various and diverse bills for health care reform legislation. Some of the options under consideration could result in decreases in payments for hospital inpatient Medicare and Medicaid services or otherwise diminish the financial condition of individual hospitals. Most of the bills currently under consideration include potential changes in the reporting and measurement of quality, the setting of payment levels and the enforcement of the laws and rules governing federal health programs. Also under debate is the possibility of requiring employers who provide insurance plans for some employees to provide it for all employees or risk being fined, which would affect us since we do provide insurance coverage to our employees. It is currently uncertain which health care reform bills, if any, will be enacted by Congress and it is therefore not possible to determine how such legislation might affect our operations and revenues.

Our expansion into international operations could be harmed by economic, political, regulatory and other risks associated with doing business in foreign countries.

The risks associated with international expansion could adversely affect our ability to expand our business. Expansion of our operations into new markets entails substantial working capital and capital requirements associated with complying with a variety of foreign laws and regulations, complexities related to obtaining agreements from foreign governments and third parties, foreign taxes, and financial risks, such as those related to foreign currency fluctuations. International expansion will also be subject to general geopolitical risks, such as political and economic instability and changes in diplomatic relationships. In many market areas, other healthcare facilities and companies already have significant presence, the effect of which could be to make it more difficult for us to attract patients and recruit qualified physicians. There can be no assurances that we will be able to successfully manage the hospitals in Rui An or other hospitals that we may enter into contracts to manage. The failure to do so, including the failure to attract patients and to recruit qualified physicians to those facilities, could have a material adverse effect on our business, financial condition and results of operations.

Our investments in marketable securities in foreign markets are subject to a high degree of risk and differences in market conditions than those in the U.S.

In the last fiscal year we have significant unrealized gains on our investment in available-for-sale securities. Approximately 22% of our assets are currently represented by foreign investment securities, which are generally less liquid, more volatile and harder to value than U.S. securities. These foreign investments are subject to unique risks such as currency risk, political, social and economic risk, and foreign market and trading risk. Foreign investments may be affected by political, social or economic events occurring in a country where the bonds are invested, which could cause the investments in that country to experience gains or losses. Lack of public information and uniform auditing, accounting and financial reporting standards in foreign countries make disclosure of investment information different from that available from domestic issuers. The trading markets for these investments are significantly less active than U.S. markets and may have less governmental regulation and oversight. Because of these risks, and others, there can be no assurance that the Company’s investments in securities in foreign markets will retain or increase in value or can be liquidated at a price or time favorable to the Company.

A significant percentage of our revenues are generated through relatively few physicians.

For the fiscal year ended August 31, 2009, approximately 83% of our U.S. Division’s gross revenues was generated from 21 surgeons. For the fiscal year ended August 31, 2008, approximately 87% of our gross revenues was generated from 23 surgeons. The loss of physicians who provide significant net patient revenues for the Company may adversely affect our results of operations.

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

We are dependent on the services of our chief executive officer and the head of our China Division.

The Company’s future success, particularly in the development of its business in China, will depend upon its ability of retain the services of its chief executive officer and the head of the China Division. Our chief executive officer’s extensive experience and reputation in the healthcare industry in Texas is essential to the success of our domestic operations, and his vision and contacts in China are essential to the success of our operations in that country. The head of our China Division has extensive experience in the healthcare industry as well as a network of contacts in industry and government in China, all of which are key to the development of our business in China. The Company does not have written employment agreements with either of these persons providing for specific terms of employment, and does not carry any key man life insurance. The Company’s loss of either of these key personnel, especially if the loss is without advance notice, could have a material adverse effect on the Company’s business, financial condition or results of operations.

Risks Associated with our Industry

If we fail to comply with the extensive laws and complex government regulations applicable to us, we could suffer penalties or be required to make significant changes to our operations.

The U.S. healthcare industry is highly regulated and must comply with extensive government regulation at the federal, state and local levels. Hospitals must meet requirements for licensure, certification to participate in government programs and accreditation. In addition, there are regulatory requirements related to areas such as adequacy and quality of medical care, relationships with physicians and other referral sources (Anti-kickback Statute and Stark law, for example), qualifications of medical and support personnel, billing for services, confidentiality of medical records, emergency care and compliance with building codes. While we believe that we are in substantial compliance with these extensive government laws and regulations, if we fail to comply with any of the laws or regulations we could be subject to criminal penalties and civil sanctions, and our facilities could lose their licenses and their ability to participate in federal and state healthcare programs. In addition, government laws and regulations, or the interpretation of such laws and regulations, may change. In that case, we may have to make changes in our facilities, equipment, personnel, services or business structures so that our facilities may remain licensed and qualified to participate in federal and state programs. If the rules governing reimbursement are revised or interpreted in a different manner or if a determination is made that we did not comply with these requirements, we could be subject to denials of payment or recoupment of payments already received for services provided to patients.

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

Our operations in China are also subject to environmental laws, rules and regulations regarding medical waste, medical radioactive agents and pollution, the violation of which could result in fines and other penalties that could adversely affect the successful operation of our hospitals.

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

The Texas Workers’ Compensation 2008 Acute Care Hospital Outpatient and Inpatient Facility Fee Guidelines which became effective March 1, 2008 establish reimbursement amounts for workers’ compensation procedures performed at our facilities. Those amounts are determined by applying the most recently adopted and effective Medicare reimbursement formula and factors as published annually in the Federal Register, including identifying the appropriate Ambulatory Payment Classification for outpatient services provided, or Diagnosis Related Group for inpatient services provided. The applicable classification or group is used to determine the maximum allowable reimbursement for the procedures performed unless not calculable using Guidelines, in which case reimbursement will be determined on a fair and reasonable basis. Based on these new Guidelines, the reimbursement due the Company for workers’ compensation cases is lower than we previously experienced. Our net patient service revenues attributable to Texas workers’ compensation cases as a percentage of gross billings have decreased and may continue to decrease as a result of lower reimbursement rates for workers’ compensation procedures still being performed.

Our revenues may not increase due to a reduction in payments from third-party payers, a shift in the surgical mix, government cost controls and/or other circumstances over which we have no control.

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

In China, the local government Department of Health establishes billing rates for a hospital’s sale of prescription medication and medical services, thereby limiting the amounts Second People’s Hospital may charge for those medications and services. Services provided under the local government’s social healthcare insurance program, which constitute a small part of the revenues of Second People’s Hospital, are generally paid at approximately 95% of billed charges in two to three months after the date of service. For the current year, however, receipt of these payments has been delayed due to our acquisition of the management of Second People’s Hospital from its prior managers in March 2009. The remaining 5% of billed charges is evaluated by the local government Department of Health on a semi-annual basis and may be paid to the hospital after that evaluation is complete.

We are dependent upon the good reputation of our physicians.

The success of our business is dependent upon quality medical services being rendered by our physicians. Any negative publicity, whether from civil litigation, allegations of criminal misconduct, or forfeiture of medical licenses, with respect to any of our physicians and/or our facilities could adversely affect our results of operations. This could occur through the loss of a physician who provides significant revenue to the Company, or decisions by patients to use different physicians or facilities with respect to their healthcare needs. Several years ago Dynacq was the subject of negative publicity in news reports focusing on its Pasadena facility, which harmed its business and reputation. As the patient-physician relationship involves inherent trust and confidence, any negative publicity adversely affecting the reputation of our physicians or our facilities would likely adversely affect our results of operations.

Our hospitals face competition for patients from other hospitals and healthcare providers.

The healthcare business is highly competitive, and competition among hospitals and other healthcare providers for patients has intensified in recent years. Generally, other hospitals in the local communities served by most of our U.S. hospitals provide services similar to those offered by our hospitals. In addition, the number of freestanding specialty hospitals and surgery and diagnostic centers in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in an increasingly competitive environment. Some of the hospitals that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Increasingly, we are facing competition by physician-owned freestanding surgery centers that compete for market share in high margin services and for quality physicians and personnel. If our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their healthcare facilities, we may experience a decline in patient volume.

Although most hospitals in China are owned and operated by the local governments subject to the oversight by the central government, there currently exist joint venture arrangements between foreign healthcare providers and government owned hospitals, principally in major cities such as Shanghai and Beijing. Some of these competitors have greater financial and other resources than the Company in China. The Second People’s Hospital and, when it opens, the Third People’s Hospital in the city of Rui An are subject to significant competition from the First People’s Hospital which is a much larger hospital located in the downtown area offering specialty surgeries not currently available at the hospitals we manage.

Our hospitals face competition for staffing, which may increase our labor costs and reduce profitability.

Our operations are dependent on the effort, abilities and experience of the management and medical support personnel, such as nurses, pharmacists and lab technicians, as well as our physicians. We compete with other healthcare providers in recruiting and retaining qualified management and medical support personnel responsible for the day-to-day operations of each of our hospitals. In the U.S. market, the availability of nurses and other medical support personnel has become a significant operating issue to healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs could have a material adverse effect on our results of operations.

Market Risks Related to Our Stock

A single stockholder controls a majority of our outstanding shares.

Our chairman and chief executive officer beneficially owns an aggregate of approximately 55% of our issued and outstanding common stock as of August 31, 2009. As a majority stockholder, he is able to control all matters requiring stockholder approval, including the election and removal of any directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, he is in a position to control the management of our business and the appointment of executive officers as well as all management personnel. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control, or impeding a merger or consolidation, takeover or other business combination or sale of all or substantially all of our assets. In the event that this stockholder elects to sell significant amounts of shares of common stock in the future, such sales could depress the market price of our common stock, further increasing the volatility of our trading market.

Our common stock has a limited trading market, which could affect your ability to sell shares of our common stock and the price you may receive for our common stock.

Our common stock is currently quoted on the Nasdaq Global Markets. There is only limited trading activity in our securities. We have a relatively small public float compared to number of our shares outstanding. Accordingly, we cannot predict the extent to which investors’ interest in our common stock will provide an active and liquid trading market. Due to our limited public float, we may be vulnerable to investors taking a “short position” in our common stock, which would likely have a depressing effect on the price of our common stock and add increased volatility to our trading market. Furthermore, we have been, and in the future may be subject to, class action lawsuits that further increase market volatility. The volatility of the market for our common stock could have a materially adverse effect on our business, results of operations and financial condition. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

Future issuance of additional shares of our stock could cause dilution of ownership interests and adversely affect our stock price.

In addition to approximately 84 million shares of common stock we have that are authorized to issue but are unissued, our board may issue up to 5 million shares of preferred stock which may have greater rights than our common stock, without seeking approval from holders of our common stock. In addition, we are obligated to issue an aggregate of approximately 1.4 million shares of common stock upon the exercise of options outstanding under our 2000 Incentive Plan, and an additional 1 million shares may be earned under a performance award agreement granted under that Plan. Of that aggregate number, options to purchase approximately 800,000 shares have an exercise price which is lower than the market price at August 31, 2009. The shares subject to outstanding options and the performance award represent approximately 16% of our currently outstanding shares of common stock. Additional shares are subject to options not yet granted under the plan, and we may grant additional options or warrants in the future to purchase shares of our common stock not under the plan. The exercise price of each option granted under our option plan is equal to the fair market value of the shares on the date of grant, although that price may be substantially less than the value per share on the date of exercise.

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

•

The Company leases, on a short term renewable basis, an apartment for approximately $17,000 per month in Hong Kong for the Chief Executive Officer, who is making efforts to develop the China Division operations.

Item 3.	Legal Proceedings.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our Texas facilities’ fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue Recognition for a detailed description of the medical dispute resolution (“MDR”) process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

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

The following table sets forth the high and low bid prices of the common stock for the period from September 1, 2007 to August 31, 2009. These over-the-counter prices reflect inter-dealer prices, without retail mark-ups, mark-down or commissions, and may not necessarily represent actual transactions.

	Highs	Lows
FISCAL YEAR 2009
Fourth Quarter	$3.68	$2.70
Third Quarter	3.99	2.61
Second Quarter	4.49	2.63
First Quarter	5.10	2.51
FISCAL YEAR 2008
Fourth Quarter	$8.73	$3.56
Third Quarter	6.27	3.32
Second Quarter	6.70	4.21
First Quarter	7.30	3.50

At November 9, 2009, there were approximately 472 record owners of the Company’s common stock. This number does not include stockholders who hold the Company’s securities in nominee accounts with broker-dealer firms or depository institutions.

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

Purchases of Equity Securities by the Company

On February 29, 2008 the Company’s Board of Directors authorized a program of repurchasing up to 2 million of its outstanding securities from time to time in open market transactions at prevailing prices on NASDAQ. The Company has repurchased 238,358 shares at an average cost of $3.26 per share during fiscal year 2009. Shares repurchased during the fourth quarter of 2009 pursuant to our repurchase program are as follows:

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs
June 1 - 30, 2009	30,674		$3.41	30,674	1,475,049
July 1 - 31, 2009	124,122	(1)	3.11	4,122	1,470,927
August 1 - 31, 2009	34,478		3.47	34,478	1,436,449

Total	189,274		$3.22	69,274	1,436,449

(1)	This includes 120,000 shares the Company purchased as treasury stock in a privately negotiated purchase from an individual shareholder.

Item 6.	Selected Financial Data.

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in Item 1A – Risk Factors.

Our operating results for all periods presented reflect operations of our hospital in Baton Rouge, which was sold in fiscal 2008, as discontinued operations.

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

U.S.Division

Background

The Company’s revenue recognition policy is significant because net patient service revenue is a primary component of its results of operations. Revenue is recognized as services are delivered. The determination of the amount of revenue to recognize in connection with the Company’s services is subject to significant judgments and estimates, which are discussed below.

Revenue Recognition Policy

The Company has established billing rates for its medical services which it bills as gross revenue as services are delivered. Gross billed revenues are then reduced by the Company’s estimate of the discount (contractual allowance) to arrive at net patient service revenues. Net patient service revenues may not represent amounts ultimately collected. The Company does adjust current period revenue for actual differences in estimated revenue recorded in prior periods and actual cash collections.

In the last two fiscal years, the Company recorded additional revenue or a reduction in revenue in the current period equal to the difference in the estimate recorded and the actual cash collected as follows:

1. The Company has recorded additional revenue of $8,217,000 during the fiscal year ended August 31, 2008 related to amounts collected on MDR accounts receivable. The Company settled various MDR claims for our Pasadena and Garland facilities and collected a total of $26,713,000 through August 31, 2008, for dates of service ranging from 2001 to 2005. This amount represents payments received initially at the time of filing of the claim, additional monies received upon filing the MDR claim and the settlement amount. On these closed MDR accounts receivable, the Company had recognized approximately $18,496,000 as net revenue during the relevant fiscal years when the service was performed. Gross billings on this block of receivables were $35,807,000. Since the Company actually collected $8,217,000 more on this block of receivables than was booked, additional revenue of $682,000, $3,835,000, $1,324,000 and $2,376,000 was recorded in the first, second, third and fourth quarters of the fiscal year ended August 31, 2008, respectively. We do not believe that the amount of additional revenues from MDR settlements reached in this fiscal year is indicative of the amounts that will be obtained from settlements reached in the next twelve months, since insurance companies who have not yet settled may be more likely to appeal their cases, which could delay settlement or a final judgment.

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

4. Due to the uncertainties regarding the accounts receivable in the MDR process, the 2008 Third Court of Appeals’ opinion and outside counsel’s advice that settlements with insurance carriers had virtually stopped, the Company had fully reserved all accounts receivable related to the MDR process as of August 31, 2008, and written-off $8.7 million and $9.8 million of MDR accounts receivable in the fourth quarter of the fiscal year ended August 31, 2008, at our Garland and Pasadena facilities, respectively.

The table below sets forth the percentage of our gross patient service revenue by financial class for the fiscal years 2009 and 2008:

	2009	2008
Workers’ Compensation	48%	37%
Commercial	26%	41%
Medicare	11%	10%
Medicaid	—%	—%
Self-Pay	11%	10%
Other	4%	2%

Contractual Allowance

Starting March 1, 2008, the Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received, up to 30 days after the end of the period, for the services performed and also estimating amounts collectible for the services performed within the last six months. Prior to March 1, 2008, the contractual allowance was calculated based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis by operating facility. This ratio of cash collections to billed services was then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for fiscal years 2009 and 2008:

	2009	2008
Gross billed charges	$134,379,125	$145,763,332
Contractual allowance	86,761,970	85,489,385

Net revenue	$47,617,155	$60,273,947

Contractual allowance percentage	65%	59%

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

Should our facility disagree with the amount of reimbursement provided by a third-party payer, we are required to pursue the MDR process at the TDWC to request proper reimbursement for services. From January 2007 to November 2008, the Company had been successful in its pursuit of collections regarding the stop-loss cases pending before the State Office of Administrative Hearings (“SOAH”), receiving positive rulings in over 90% of its claims presented for administrative determination. The 2007 district court decision upholding our interpretation of the statute as applied to the stop-loss claims was appealed by certain insurance carriers, and on November 13, 2008 the Third Court of Appeals determined that in order for a hospital to be reimbursed at 75% of its usual and customary audited charges for an inpatient admission, the hospital must not only bill at least $40,000, but also show that the admission involved unusually costly and unusually extensive services. Procedurally, the decision means that each case where a carrier raised an issue regarding whether the services provided were unusually costly or unusually extensive would be remanded to either SOAH or MDR for a case-by-case determination of whether the services provided meet these standards, once the definitions of those standards are determined. As a result of the Third Court of Appeals opinion, any stop-loss cases pending at SOAH have been remanded to the TDWC since these cases have not been reviewed or decided by the two-prong standard decided by the Third Court of Appeals. The SOAH Administrative Law judges determined that the most appropriate location for these cases is the TDWC, pending a final, non-appealable decision.

A request for rehearing of the Third Court of Appeals decision was denied, but a petition asking the Texas Supreme Court to review the Third Court of Appeals decision is still pending. If the Texas Supreme Court declines a review of or affirms the Third Court of Appeals opinion, final adjudication in these pending stop-loss cases will depend on the uncertain outcome of a very lengthy process. We anticipate further, lengthy litigation at the Travis County District Courts and the Texas Courts of Appeals to establish the legal definition of unusually costly or unusually extensive services. Because of this lengthy process and the uncertainty of recovery in these cases, collection of a material amount of funds in these pending stop-loss cases is not anticipated during the 2010 fiscal year.

Through August 2009, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. We believe the likelihood that the Company will be obligated to refund the payments is remote. Our request that the TDWC Commissioner enforce the awards which have not been voluntarily paid by the carriers has been refused in approximately 130 cases.

Claims regarding payment for hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and ultimately in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges. In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases, which have been appealed to the Travis County district courts, challenge the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling has been appealed to the Third Court of Appeals. If upheld by the Third Court of Appeals, this ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided in 2001 and 2002 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008. Probability of collection in these cases is marginal and depends on the rulings of the Third Court of Appeals.

We are currently pursuing claims against two healthcare agents relating to contracts with certain of our facilities which set out reimbursement guidelines by several workers’ compensation carriers at a minimum of 70% of the facility’s charges. Discovery is continuing on these claims to determine which carriers are involved, the amount of reimbursement due to us, and the data used to determine “usual and customary” market rates for medical services in specific geographic regions.

Due to the uncertainties regarding the accounts receivable in the MDR process, the 2008 Third Court of Appeals’ opinion and our legal counsel’s advice that settlements with insurance carriers have virtually stopped, the Company had fully reserved all accounts receivable related to the MDR process as of August 31, 2008. Any monies collected for these MDR accounts receivable will be recorded as current period’s net patient service revenues.

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

China Division

Revenue Recognition Policy

In China, the local government Department of Health establishes billing rates for a hospital’s sale of prescription medication and medical services. A majority of the services provided by Second People’s Hospital is to cash pay patients, who pay for the services in advance. For services provided under the local government’s social healthcare insurance program, we are generally paid at approximately 95% of billed charges in two to three months after the date of service. For the current year, however, receipt of these payments has been delayed due to our acquisition of the management of Second People’s Hospital from its prior managers in March 2009. The remaining 5% of billed charges is evaluated by the local government Department of Health on a semi-annual basis and may be paid to the hospital after that evaluation is complete. The Company had bad debt expenses of $10,664 for the year ended August 31, 2009 related to denials under the social healthcare insurance program, which is less than 1% of the revenues of the China division for the year ended August 31, 2009 of $1,769,124. Since the amount of bad debt expense is minimal, it has been included with Other Operating Expenses in the income statement.

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. At each balance sheet date management reviews the accounts receivable for collectibility.

Income Taxes

We provide for income taxes by taking into account the differences between the financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis amounts. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. This calculation requires us to make certain estimates about our future operations and many of these estimates of future operations may be imprecise. Changes in state, federal, and foreign tax laws, as well as changes in our financial condition, could affect these estimates. In addition, we consider many factors when evaluating and estimating income tax uncertainties. These factors include an evaluation of the technical merits of the tax position as well as the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. The actual resolution of those uncertainties will inevitably differ from those estimates, and such differences may be material to the financial statements. Our estimates and judgments associated with our calculations of income taxes have been reasonable in the past, however, the possibility for changes in the tax laws, as well as the current economic uncertainty, could affect the accuracy of our income tax estimates in future periods.

Stock-Based Compensation

Effective at the beginning of our fiscal year 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 “Share-Based Payment” (“SFAS No. 123(R)”) to account for stock-based compensation. Under SFAS No. 123(R), we estimate the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is based on an estimated forfeiture rate, which is updated as appropriate. This option pricing model requires the input of highly subjective assumptions, including the expected volatility of our common stock, pre-vesting forfeiture rate and an option’s expected life. The financial statements include amounts that are based on our best estimates and judgements.

Results of Operations

	Year Ended August 31, 2009							Year Ended August 31, 2008
	U.S. Division		China Division		Corporate	Total		U.S. Division		China Division	Corporate	Total
Net patient service revenue	$47,617,155	100%	$1,769,124	100%	$—	$49,386,279	100%	$60,273,947	100%	$—	$—	$60,273,947	100%

Costs and expenses:
Compensation and benefits	13,775,391	29	850,147	48	2,868,806	17,494,344	35	13,682,964	23	3,672	3,296,686	16,983,322	28
Medical services and supplies	11,146,759	23	946,507	54	—	12,093,266	24	14,108,723	23	—	—	14,108,723	23
Other operating expenses	14,399,167	30	2,453,520	139	1,597,065	18,449,752	37	14,371,663	24	2,380,540	1,888,482	18,640,685	31
Asset impairment charges	—	—	2,490,382	141	—	2,490,382	5	—	—	—	—	—	—
Depreciation and amortization	1,260,967	3	198,179	11	—	1,459,146	3	2,018,954	3	96,313	—	2,115,267	4

Total costs and expenses	40,582,284	85	6,938,735	392	4,465,871	51,986,890	105	44,182,304	73	2,480,525	5,185,168	51,847,997	86

Operating income (loss)	7,034,871	15	(5,169,611)	-292	(4,465,871)	(2,600,611)	-5	16,091,643	27	(2,480,525)	(5,185,168)	8,425,950	14

Other income (expense):
Rent and other income	295,225	1	444,277	25	282,608	1,022,110	2	415,382	1	473,796	—	889,178	1
Interest income	180,300	—	246,491	14	927,113	1,353,904	3	301,417	1	100,788	—	402,205	1
Interest expense	(61,377)	—	—	—	—	(61,377)	—	(132,370)	—	—	—	(132,370)	—

Total other income, net	414,148	1	690,768	39	1,209,721	2,314,637	5	584,429	1	574,584	—	1,159,013	2

Minority interest in earnings	(25,069)	—	—	—	—	(25,069)	—	(185,958)	—	—	—	(185,958)	—

Income (loss) before income taxes	7,423,950	16%	(4,478,843)	-253%	(3,256,150)	(311,043)	1	16,490,114	27%	(1,905,941)	(5,185,168)	9,399,005	16

Provision for income taxes						(173,389)	—					(4,056,653)	-7

Income (loss) from continuing operations						(484,432)	1					5,342,352	9
Discontinued operations, net of income taxes						—	—					(26,763)	—
Gain on disposal of discontinued operations assets, net of income taxes						—	—					3,084,673	5
Extraordinary gain, net of income taxes						—	—					39,436	—

Net income (loss)						$(484,432)	-1%					$8,439,698	14%

Operational statistics (Number of medical procedures) for U.S. Division:
Inpatient:
Bariatrics	390							847
Orthopedics	274							279
Other	137							242

Total inpatient procedures	801							1,368

Outpatient:
Orthopedics	683							620
Other	1,424							1,300

Total outpatient procedures	2,107							1,920

Total procedures	2,908							3,288

Comparison of the Fiscal Years Ended August 31, 2009 and August 31, 2008

U.S. Division

Net patient service revenue decreased by $12,656,792, or 21%, from $60,273,947 to $47,617,155, and total surgical cases decreased by 12% from 3,288 cases in fiscal year 2008 to 2,908 cases in fiscal year 2009. Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase (decrease) from 2008 to 2009
Facility	Net patient revenue	Cases
Pasadena	(13)%	18%
Garland	(28)	(32)
Overall	(21)	(12)

The decrease in net patient service revenue was due to an overall decrease in number of cases by 12% in 2009 compared to 2008. There was a significant decrease of 41% in inpatient cases, which typically have higher average reimbursement per case compared to outpatient cases. Gross billed charges and net patient service revenues were also negatively impacted by Hurricane Ike in the month of September 2008 for our Pasadena facility, which was not in full operation for about three weeks. These decreases in net patient service revenue were also due to an increase in contractual allowance as a percentage of gross billed charges, from 59% of gross billed charges in 2008 to 65% of gross billed charges in 2009, primarily due to lower reimbursements on workers’ compensation cases.

Total costs and expenses decreased by $3,600,020 or 8%, from $44,182,304 in fiscal 2008 to $40,582,284 in fiscal 2009. The following discusses the various changes in costs and expenses:

•

Compensation and benefits increased marginally by $92,427, or 1%, primarily due to normal increases in salaries and benefits and an increase in the number of full-time equivalent employees. These increases were partially offset by lower cash incentive bonuses in the fiscal year ended August 31, 2009, compared to the fiscal year ended August 31, 2008.

•

Medical services and supplies expenses decreased by $2,961,964, or 21%, while the number of surgery cases decreased 12%. The percentage decrease in medical services and supplies was higher than the percentage decrease in the number of surgery cases due to a 41% decrease in inpatient cases, which typically require more medical services and supplies.

•

Other operating expenses increased marginally by $27,504. Marketing expenses, included in other operating expenses, increased by $1,681,000, from $4,350,000 in fiscal 2008 to $6,031,000 in fiscal 2009. This increase in marketing expenses was due to the Company’s efforts to retain existing business and also generate new business, especially for our Garland facility, in light of the increased competition from other facilities. Other operating expenses as a percentage of gross billed charges were constant at 6.2% and 6.9% for the fiscal years 2009 and 2008, respectively.

China Division

Although the contract to manage the Second People’s Hospital in Rui An, China was not executed until March 1, 2009, the effective date was November 25, 2008 and Dynacq-Huai Bei has included the results of operation of that hospital from that effective date. Therefore the financials statements include over three months of results of operations by the prior manager. Dynacq-Huai Bei is ultimately responsible for funding any operating deficits, and is to be rewarded with any operating profits, of that hospital during the management period. For the fiscal year ended August 31, 2009, Second People’s Hospital had net patient service revenues of $1,769,124.

Total costs and expenses for the China Division increased by $4,458,210, from $2,480,525 in 2008 to $6,938,735 in 2009. In 2008, development costs were incurred for the construction of a hospital in Shanghai. However, in the fourth quarter of fiscal year 2008, the Company sold its interest in the property owned by that joint venture. In 2009, total costs and expenses includes the operations associated with Second People’s Hospital in Rui An, China, and an asset impairment charge of $2,490,382 for the Second People’s Hospital.

Corporate Division

The Corporate division includes interest and other income related to the investments in available-for-sale securities, corporate personnel compensation expenses, general and administrative expenses, and marketing expenses. Such expenses and income are not allocated to our operating divisions, as they relate to our general corporate activities. Corporate costs and expenses decreased by $719,297 from $5,185,168 in 2008 to $4,465,871 in 2009, primarily due to overall decrease in business. Interest income and foreign currency exchange gains totaling $1,209,721 in 2009 relates to the investments in available-for-sale securities, which were purchased at a cost of $9,135,146 and have appreciated in fair value by an additional $9,437,040. Of that amount, $282,608 in foreign exchange gains is included in rent and other income in the consolidated statement of operations. Unrealized gains in these investments of $9,154,432 are included in accumulated other comprehensive income in the Consolidated Balance Sheet, net of taxes of $3,204,051.

The loss from discontinued operations represents the loss at our Baton Rouge facility for the fiscal year 2008.

The gain on sale of discontinued operations related to our Baton Rouge facility during fiscal year 2008 was $4,745,650. Provision for income taxes on this gain was $1,660,977.

The extraordinary gain, net of income taxes, during fiscal year 2008 relates to gains on the purchase of minority interests of consolidated subsidiaries from certain minority interest holders at an amount less than the net book value of the minority interest liability on the date of purchase.

Liquidity and Capital Resources

The Company maintained sufficient liquidity to meet its business needs in fiscal 2009. As of August 31, 2009, its principal source of liquidity was $47.8 million in cash and net accounts receivable, and $18.6 million in investments available-for-sale. The Company has approximately $39.1 million in cash as of August 31, 2009, the majority of which is deposited in national and international banks. The amounts at these financial institutions are substantially in excess of FDIC and Securities Investor Protection Corporation insurance limits; however, management believes that these financial institutions are of high quality and the risk of loss is minimal. The Company expects to use its funds through Hang Zhou Tech in forming joint ventures in companies in China engaged in businesses such as energy production, life sciences and pharmaceuticals.

Cash flows from operating activities

Total cash flow provided by operating activities was $7,326,235 during fiscal year 2009, primarily due to a net loss of $484,432, a decrease in accounts receivable of $9,488,056, asset impairment related to Second People’s Hospital in Rui An, China of $2,490,382, and depreciation and amortization of $1,459,146. These increases were partially offset by income tax payments of $5,074,202 and a net decrease in accounts payable and accrued liabilities of $467,148.

Cash flows from investing activities

Total cash flow used in investing activities was $10,669,236 primarily due to investments in available-for-sale securities of $9,135,146, and acquisition of management rights to Second People’s Hospital in Rui An, China for $995,817. The Company also paid the assumed notes payable of $1,504,999 as part of this acquisition, which is included in cash flows from financing activities under principal payments on notes payable. The net cash outflow, including the purchase price, was $2,500,816.

Cash flows from financing activities

Total cash flow used in financing activities was $2,654,555 during the current period. During the fiscal year ended August 31, 2009, the Company paid the assumed notes payable of $1,504,999, as discussed above, related to the acquisition of management rights to Second People’s Hospital in Rui An, China. The Company also made payments of $480,268 on the note payable for the class action lawsuit settlement. The Company repurchased 238,358 treasury shares for $776,231, at an average cost of $3.26 per share.

The Company had working capital of $40,617,683 as of August 31, 2009, and maintained a liquid position by a current ratio of approximately 5 to 1.

We believe we will be able to meet our ongoing liquidity and cash needs for fiscal year 2010 through the combination of available cash and cash flow from operations.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us.

Contractual Obligations and Commitments

The Company has operating leases primarily for medical and office equipment. The Company also incurs rental expense for office space and medical equipment. The Company’s total minimum rental commitments under noncancellable operating leases are approximately $1.1 million in the next four fiscal years.

The Company, through its subsidiary, also had agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Pasadena and Garland facilities. These facilities received bariatric and orthopedic referrals from other sources, and the organizations referred clients to other area hospitals. A three-year management support and marketing agreement was executed effective October 1, 2008 by Sino Bond, Inc. Ltd. to develop strategies to lead the Company’s marketing activities in China including but not limited to recruitment of physicians, multi-media advertising and enhancing the reputation of the Company’s healthcare services. Payments made related to these agreements for the fiscal years 2009 and 2008 were $7,131,000 and $4,545,000, respectively. The Company has a total commitment of approximately $4,250,000 to be incurred in the next three fiscal years related to these marketing agreements.

The Company is currently overseeing the construction of a hospital in Rui An, China that it will, upon completion, manage for a term of 15 years. As part of this agreement, the Company is committed to provide a construction loan of approximately $2.1 million based on percentage of completion of construction of the hospital, and could also advance up to $730,000 for equipment purchase and assume and discharge within ten years $883,000 of existing liabilities, of which $848,000 has been paid through August 31, 2009.

The management agreement for the Second People’s Hospital requires that 1% of the drug income, and drug income in excess of 40% of total sales, of the hospital be paid to the government. This requirement was designed to control the cost of drugs by discouraging the sale by the hospital of drugs purchased from other than approved drug vendors. However, the local government has not published a list of approved drug vendors and therefore has not enforced the payment provision since the inception of the original management agreement. The Company has been advised by a local attorney that enforcement of that provision is remote, so it has not accrued the amount that would be payable to the local government if this provision were enforced. If the government were to enforce this provision, Dynacq-Huai Bei could potentially owe approximately $1.1 million to the government for the period of time since inception of the original management contract on the hospital.

The Company has contracts with doctors to manage various areas of the Company’s hospitals and other service agreements. The Company’s minimum commitments under these contracts are approximately $7.0 million, of which approximately $5.6 million and $1.1 million are to be incurred in the fiscal years ending August 31, 2010 and 2011, respectively.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements - Recent Accounting Pronouncements, which is incorporated here by reference.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Dynacq Healthcare, Inc. (the “Company”), as of August 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynacq Healthcare, Inc. at August 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Killman, Murrell & Company, P. C.
Killman, Murrell & Company, P. C.
Houston, Texas
November 23, 2009

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	August 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$39,112,965	$45,099,800
Accounts receivable, net of contractual allowances of approximately $236,996,026 and $226,355,000 at August 31, 2009 and 2008, respectively	8,671,389	18,018,673
Inventories	1,518,815	1,469,775
Interest receivable	270,374	—
Prepaid expenses	373,949	475,251
Deferred tax assets	770,400	859,255

Total current assets	50,717,892	65,922,754
Investments available-for-sale	18,572,169	—
Property and equipment, net	14,858,207	15,228,887
Income tax receivable	868,249	868,249
Other assets	250,664	228,672

Total assets	$85,267,181	$82,248,562

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	August 31,
	2009	2008
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,395,053	$3,816,585
Accrued liabilities	6,244,978	5,887,353
Notes payable	251,131	480,269
Current portion of capital lease obligations	80,627	16,534
Current taxes payable	128,420	4,417,334

Total current liabilities	10,100,209	14,618,075
Non-current liabilities:
Long-term portion of note payable	—	251,131
Long-term portion of capital lease obligations	335,582	11,673
Deferred tax liabilities	2,751,619	355,808

Total liabilities	13,187,410	15,236,687

Minority interests	244,245	84,926

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 15,815,120 and 16,010,924 shares issued at August 31, 2009 and 2008, respectively	15,815	16,011
Treasury stock, 489,672 and 455,193 at August 31, 2009 and 2008, respectively, at cost	(2,429,465)	(2,309,898)
Additional paid-in capital	14,800,062	15,023,927
Accumulated other comprehensive income	6,297,908	561,271
Retained earnings	53,151,206	53,635,638

Total stockholders’ equity	71,835,526	66,926,949

Total liabilities and stockholders’ equity	$85,267,181	$82,248,562

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

	Year Ended August 31,
	2009	2008
Net patient service revenue	$49,386,279	$60,273,947

Costs and expenses:
Compensation and benefits	17,494,344	16,983,322
Medical services and supplies	12,093,266	14,108,723
Other operating expenses	18,449,752	18,640,685
Asset impairment charges	2,490,382	—
Depreciation and amortization	1,459,146	2,115,267

Total costs and expenses	51,986,890	51,847,997

Operating income (loss)	(2,600,611)	8,425,950

Other income (expense):
Rent and other income	1,022,110	889,178
Interest income	1,353,904	402,205
Interest expense	(61,377)	(132,370)

Total other income, net	2,314,637	1,159,013

Income (loss) before income taxes, minority interests and extraordinary gain	(285,974)	9,584,963
Minority interest in earnings	(25,069)	(185,958)

Income (loss) before income taxes	(311,043)	9,399,005
Provision for income taxes	(173,389)	(4,056,653)

Income (loss) from continuing operations	(484,432)	5,342,352
Loss from discontinued operations, net of income taxes	—	(26,763)
Gain on sale of assets of discontinued operations, net of income taxes	—	3,084,673
Extraordinary gain, net of income taxes of $21,235	—	39,436

Net income (loss)	$(484,432)	$8,439,698

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.03)	$0.34
Loss from discontinued operations, net of income taxes	—	—
Gain on sale of assets of discontinued operations, net of income taxes	—	0.20
Extraordinary gain, net of income taxes	—	—

Net income (loss)	$(0.03)	$0.53

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.03)	$0.32
Loss from discontinued operations, net of income taxes	—	—
Gain on sale of assets of discontinued operations, net of income taxes	—	0.19
Extraordinary gain, net of income taxes	—	—

Net income (loss)	$(0.03)	$0.51

Basic average common shares outstanding	15,504,644	15,793,660

Diluted average common shares outstanding	15,504,644	16,457,888

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Foreign currency translation	Unrealized gains on securities	Retained Earnings	Total
Balance, August 31, 2007	15,843,557	$15,844	—	$—	$13,829,616	$219,520	$—	$45,195,940	$59,260,920
Stock issued on exercise of employees’ stock options	167,367	167	—	—	721,231	—	—	—	721,398
Charge for granting stock options to employees	—	—	—	—	373,435	—	—	—	373,435
Income tax benefit for employees’ exercise of incentive stock options	—	—	—	—	99,645	—	—	—	99,645
Treasury shares acquired	—	—	455,193	(2,309,898)	—	—	—	—	(2,309,898)
Foreign currency translation adjustment, net of taxes of $189,200	—	—	—	—	—	341,751	—	—	341,751
Net income	—	—	—	—	—	—	—	8,439,698	8,439,698

Balance, August 31, 2008	16,010,924	16,011	455,193	(2,309,898)	15,023,927	561,271	—	53,635,638	66,926,949
Stock issued on exercise of employees’ stock options	8,075	8	—	—	20,180	—	—	—	20,188
Charge for granting stock options to employees	—	—	—	—	412,415	—	—	—	412,415
Treasury shares acquired	—	—	238,358	(776,231)	—	—	—	—	(776,231)
Treasury shares cancelled	(203,879)	(204)	(203,879)	656,664	(656,460)	—	—	—	—
Foreign currency translation adjustment, net of taxes of $(109,891)	—	—	—	—	—	(213,744)	—	—	(213,744)
Unrealized gains on securities available-for-sale, net of taxes of $3,204,051	—	—	—	—	—	—	5,950,381	—	5,950,381
Net loss	—	—	—	—	—	—	—	(484,432)	(484,432)

Balance, August 31, 2009	15,815,120	$15,815	489,672	$(2,429,465)	$14,800,062	$347,527	$5,950,381	$53,151,206	$71,835,526

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

	Year Ended August 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(484,432)	$8,439,698

Less income from discontinued operations, net of income taxes	—	(3,057,910)

Net income (loss) before discontinued operations	(484,432)	5,381,788
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary gain, net of tax	—	(39,436)
Depreciation and amortization	1,459,146	2,115,267
Asset impairment	2,490,382	—
Gain on disposal of assets	—	(503,226)
Deferred income taxes	(609,494)	197,106
Minority interests	25,069	185,958
Charge for granting stock options to employees	412,415	373,435
Foreign currency exchange gains	(615,111)	—
Income tax benefit for employees’ exercise of incentive stock options	—	99,645
Changes in operating assets and liabilities:
Restricted cash	—	4,388,857
Accounts receivable	9,488,056	12,436,696
Inventories	99,685	717,711
Prepaid expenses	108,001	(44,860)
Interest receivable	(270,374)	—
Income taxes receivable	—	392,740
Other assets	(21,044)	45,881
Accounts payable	(744,074)	(318,779)
Accrued liabilities	276,926	109,906
Income taxes payable	(4,288,916)	2,215,109

Cash provided by continuing activities	7,326,235	27,753,798

Cash used in discontinued activities	—	(41,175)

Net cash provided by operating activities	7,326,235	27,712,623

Cash flows from investing activities
Investments in available-for-sale securities	(9,135,146)	—
Proceeds from sale of assets	—	6,157,763
Purchase of property and equipment	(538,273)	(1,283,851)
Acquisition of management rights to Second People’s Hospital in Rui An, China	(995,817)	—

Cash provided by (used in) continuing activities	(10,669,236)	4,873,912
Cash provided by discontinued activities	—	16,175,259

Net cash provided by (used in) investing activities	(10,669,236)	21,049,171

Continued.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended August 31,
	2009	2008
Cash flows from financing activities
Principal payments on notes payable	$(1,985,267)	$(7,526,182))
Payments on capital lease	(47,495)	—
Proceeds from exercise of stock options	20,188	721,398
Treasury stock purchase	(776,231)	(2,309,898)
Contributions from, purchases of and distributions to minority interest holders, net	134,250	(515,050)

Net cash used in financing activities	(2,654,555)	(9,629,732)

Effect of exchange rate changes on cash	10,721	530,951

Net increase (decrease) in cash and cash equivalents	(5,986,835)	39,663,013
Cash and cash equivalents at beginning of year	45,099,800	5,436,787

Cash and cash equivalents at end of year	$39,112,965	$45,099,800

Supplemental cash flow disclosures
Cash paid during year for:
Interest	$57,329	$132,370

Income taxes	$5,074,202	$1,543,634

Non cash investing and financing activities:
Accrued liabilities	$—	$124,326
Minority interest	—	(124,326)
Equipment from capital lease	(435,498)	—
Capital lease obligation	435,498	—
Deferred tax liabilities	3,094,160	(68,949)
Other comprehensive income	6,060,272	(189,200)
Income tax receivable	—	258,149
Common stock	(204)	—
Additional paid-in capital	(656,459)	—
Treasury stock	656,663	—
Increase in value of investments available-for-sale	(9,154,432)	—

	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

August 31, 2009

1. Significant Accounting Policies

Business and Organization

Dynacq Healthcare, Inc. is a holding company that through its subsidiaries develops and manages general acute care hospitals which provide specialized general surgeries, such as neuro-spine, bariatric and orthopedic surgeries. We are composed of two operating divisions, based on our geographic area of operations, U.S. and China, and a general Corporate division. Hereinafter, the “Company” will refer to Dynacq Healthcare, Inc. and its wholly or majority owned subsidiaries, unless the context dictates or requires otherwise.

The Company was incorporated under the laws of the State of Nevada in 1992. The Company was reincorporated in Delaware in November 2003 and reincorporated back in Nevada in August 2007.

In May 1998, Vista Community Medical Center, L.L.C., a Texas limited liability company, was organized for the purpose of operating a hospital (the “Pasadena facility”). In June 2003, the Pasadena facility was converted to a limited liability partnership. As of August 31, 2009 and 2008, the Company through its subsidiaries had a 98.65% and 99.9%, respectively, ownership interest in the Pasadena facility.

In July 2003, Vista Hospital of Dallas, LLP was organized for the purposes of acquiring and operating a surgical hospital in Garland, Texas (the “Garland facility”). As of August 31, 2009 and 2008, the Company had a 98.25% and 100%, respectively, membership interest in the Garland facility.

In April 2008, the Company formed a wholly owned subsidiary, Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a corporation formed under the laws of the People’s Republic of China to provide healthcare management services in that country. Although the contract to manage the Second People’s Hospital in Rui An, China was not executed until March 1, 2009, the effective date was November 25, 2008 and Dynacq-Huai Bei has included the results of operation of that hospital from that effective date. Therefore the financials statements include over three months of results of operations by the prior manager. Dynacq-Huai Bei is ultimately responsible for funding any operating deficits, and is to be rewarded with any operating profits, of that hospital during the management period. Dynacq-Huai Bei and Rui An City Department of Health have also entered into an agreement assigning to Dynacq-Huai Bei the right to manage the Third People’s Hospital in Rui An when the new hospital currently under construction is completed and operational. Dynacq-Huai Bei is currently overseeing the construction of that hospital which is expected to be completed in 2010.

The Company has also organized Sino Bond Inc. Limited, a Hong Kong corporation (“Sino Bond”), to hold and manage investments in Hong Kong. Sino Bond has entered into a marketing contract related to healthcare services by Dynacq subsidiaries in China and Southeast Asia and is holding and managing funds while seeking opportunities to manage hospitals in Hong Kong.

In August 2009, the Company organized Hu GangJing (Hang Zhou) Technology Co. Ltd. (“Hang Zhou Tech”), a corporation formed under the laws of the People’s Republic of China for the purpose of forming joint ventures to invest in profitable businesses in China which could include, but is not limited to, such areas as energy, life sciences and pharmaceuticals.

The Company owned a 70% equity interest in Shanghai DeAn Hospital, a joint venture formed under the laws of the People’s Republic of China (the “DeAn Joint Venture”). The DeAn Joint Venture entered into land use agreements with the Chinese government for the purpose of constructing a hospital in Shanghai, China that was to be owned and operated by the joint venture. In July 2008, the Company sold its interest in the property owned by the DeAn Joint Venture.

The Company sold its land in The Woodlands, Texas in the quarter ended November 30, 2007, its Baton Rouge facility in the quarter ended February 29, 2008, and its interest in the property owned by DeAn Joint Venture in the quarter ended August 31, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for annual financial information and with the instructions to Form 10-K and Article 3 and 3-A of Regulation S-X. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, which were approximately $4.5 million and $5.2 million for the fiscal years 2009 and 2008, respectively.

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

Reclassification

Certain previously reported financial information has been reclassified to conform to the current year’s presentation. The impact of such reclassification was not significant to the prior year’s overall presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Investments Available-for-Sale

The Company accounts for its investments, which are available-for-sale securities, under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Securities” (“SFAS 115”) as amended by SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). These investments are subject to default risk.

During the fiscal year ended August 31, 2009, the Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of August 31, 2009, based on the quoted market prices as of that date. The Company intends to hold these for a minimum period of an additional 12 months. Unrealized gains in the fair value are reported in accumulated other comprehensive income, net of related income tax effect. The Company monitors its investment portfolio for any decline in fair value that is other than temporary and records any such impairment as an impairment loss.

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

	Useful Life	Weighted Average Useful Life
Land	N/A	N/A
Buildings and improvements	39 years	39 years
Equipment, furniture and fixtures	5-7 years	5.02 years

The Company also leases equipment under capital leases. Such assets are amortized on a straight-line basis over the lesser of the term of the lease or the remaining useful life of the assets.

Impairment of Long-lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company evaluates the carrying value of property, plant and equipment and definite-lived assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations. If an impairment exists, the net book values are reduced to fair values as warranted. During the fourth quarter of 2009, the Company recorded an impairment charge of $2,490,382 to write down the value of management rights at Rui An Second People’s Hospital in China.

Fair Value of Financial Instruments

On September 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), which permits entities to choose to measure certain financial assets and liabilities at fair value. The adoption of SFAS 159 had no impact on the consolidated financial statements because the Company did not elect the fair value option for any financial assets or financial liabilities that were not already recorded at fair value.

On September 1, 2008, the Company adopted SFAS 157 for our financial assets and liabilities. Management uses the fair value hierarchy of SFAS 157, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, accounts receivable and accrued liabilities approximate fair value. SFAS 157 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

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

The following table summarizes our financial assets and liabilities measured and reported in the Company’s statement of financial position at fair value on a recurring basis as of August 31, 2009, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value Measurements at August 31, 2009
	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	—	$18,572,169	—

All of the Company’s investments in securities are in perpetual bonds traded on the European markets. The cost of these securities is $9,135,146.

Revenue Recognition

U.S.Division

Background

The Company’s revenue recognition policy is significant because net patient service revenue is a primary component of its results of operations. Revenue is recognized as services are delivered. The determination of the amount of revenue to recognize in connection with the Company’s services is subject to significant judgments and estimates, which are discussed below.

Revenue Recognition Policy

The Company has established billing rates for its medical services which it bills as gross revenue as services are delivered. Gross billed revenues are then reduced by the Company’s estimate of the discount (contractual allowance) to arrive at net patient service revenues. Net patient service revenues may not represent amounts ultimately collected. The Company does adjust current period revenue for actual differences in estimated revenue recorded in prior periods and actual cash collections.

In the last two fiscal years, the Company has recorded additional revenue or a reduction in revenue in the current period equal to the difference in the estimate recorded and the actual cash collected as follows:

1. The Company has recorded additional revenue of $8,217,000 during the fiscal year ended August 31, 2008 related to amounts collected on medical dispute resolution (“MDR”) accounts receivable. The Company settled various MDR claims for our Pasadena and Garland facilities and collected a total of $26,713,000 through August 31, 2008, for dates of service ranging from 2001 to 2005. This amount represents payments received initially at the time of filing of the claim, additional monies received upon filing the MDR claim and the settlement amount. On these closed MDR accounts receivable, the Company had recognized approximately $18,496,000 as net revenue during the relevant fiscal years when the service was performed. Gross billings on this block of receivables were $35,807,000. Since the Company actually collected $8,217,000 more on this block of receivables than was booked, additional revenue of $682,000, $3,835,000, $1,324,000 and $2,376,000 was recorded in the first, second, third and fourth quarters of the fiscal year ended August 31, 2008, respectively. We do not believe that the amount of additional revenues from MDR settlements reached in this fiscal year is indicative of the amounts that will be obtained from settlements reached in the next twelve months, since insurance companies who have not yet settled may be more likely to appeal their cases, which could delay settlement or a final judgment.

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

4. Due to the uncertainties regarding the accounts receivable in the MDR process, the 2008 Third Court of Appeals’ opinion and outside counsel’s advice that settlements with insurance carriers had virtually stopped, the Company had fully reserved all accounts receivable related to the MDR process as of August 31, 2008, and written-off $8.7 million and $9.8 million of MDR accounts receivable in the fourth quarter of the fiscal year ended August 31, 2008, at our Garland and Pasadena facilities, respectively.

The table below sets forth the percentage of our gross patient service revenue by financial class for the fiscal years 2009 and 2008:

	2009	2008
Workers’ Compensation	48%	37%
Commercial	26%	41%
Medicare	11%	10%
Medicaid	—%	—%
Self-Pay	11%	10%
Other	4%	2%

Contractual Allowance

Starting March 1, 2008, the Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received, up to 30 days after the end of the period, for the services performed and also estimating amounts collectible for the services performed within the last six months. Prior to March 1, 2008, the contractual allowance was calculated based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis by operating facility. This ratio of cash collections to billed services was then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for fiscal years 2009 and 2008:

	2009	2008
Gross billed charges	$134,379,125	$145,763,332
Contractual allowance	86,761,970	85,489,385

Net revenue	$47,617,155	$60,273,947

Contractual allowance percentage	65%	59%

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

Should our facility disagree with the amount of reimbursement provided by a third-party payer, we are required to pursue the MDR process at the TDWC to request proper reimbursement for services. From January 2007 to November 2008, the Company had been successful in its pursuit of collections regarding the stop-loss cases pending before the State Office of Administrative Hearings (“SOAH”), receiving positive rulings in over 90% of its claims presented for administrative determination. The 2007 district court decision upholding our interpretation of the statute as applied to the stop-loss claims was appealed by certain insurance carriers, and on November 13, 2008 the Third Court of Appeals determined that in order for a hospital to be reimbursed at 75% of its usual and customary audited charges for an inpatient admission, the hospital must not only bill at least $40,000, but also show that the admission involved unusually costly and unusually extensive services. Procedurally, the decision means that each case where a carrier raised an issue regarding whether the services provided were unusually costly or unusually extensive would be remanded to either SOAH or MDR for a case-by-case determination of whether the services provided meet these standards, once the definitions of those standards are determined. As a result of the Third Court of Appeals opinion, any stop-loss cases pending at SOAH have been remanded to the TDWC since these cases have not been reviewed or decided by the two-prong standard decided by the Third Court of Appeals. The SOAH Administrative Law judges determined that the most appropriate location for these cases is the TDWC, pending a final, non-appealable decision.

A request for rehearing of the Third Court of Appeals decision was denied, but a petition asking the Texas Supreme Court to review the Third Court of Appeals decision is still pending. If the Texas Supreme Court declines a review of or affirms the Third Court of Appeals opinion, final adjudication in these pending stop-loss cases will depend on the uncertain outcome of a very lengthy process. We anticipate further, lengthy litigation at the Travis County District Courts and the Texas Courts of Appeals to establish the legal definition of unusually costly or unusually extensive services. Because of this lengthy process and the uncertainty of recovery in these cases, collection of a material amount of funds in these pending stop-loss cases is not anticipated during the 2010 fiscal year.

Through August 2009, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. We believe the likelihood that the Company will be obligated to refund the payments is remote. Our request that the TDWC Commissioner enforce the awards which have not been voluntarily paid by the carriers has been refused in approximately 130 cases.

Claims regarding payment for hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and ultimately in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges. In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases, which have been appealed to the Travis County district courts, challenge the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling has been appealed to the Third Court of Appeals. If upheld by the Third Court of Appeals, this ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided in 2001 and 2002 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008. Probability of collection in these cases is marginal and depends on the rulings of the Third Court of Appeals.

We are currently pursuing claims against two healthcare agents relating to contracts with certain of our facilities which set out reimbursement guidelines by several workers’ compensation carriers at a minimum of 70% of the facility’s charges. Discovery is continuing on these claims to determine which carriers are involved, the amount of reimbursement due to us, and the data used to determine “usual and customary” market rates for medical services in specific geographic regions.

Due to the uncertainties regarding the accounts receivable in the MDR process, the 2008 Third Court of Appeals’ opinion and our legal counsel’s advice that settlements with insurance carriers have virtually stopped, the Company had fully reserved all accounts receivable related to the MDR process as of August 31, 2008. Any monies collected for these MDR accounts receivable will be recorded as current period’s net patient service revenues.

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

China Division

Revenue Recognition Policy

In China, the local government Department of Health establishes billing rates for a hospital’s sale of prescription medication and medical services. A majority of the services provided by Second People’s Hospital is to cash pay patients, who pay for the services in advance. For services provided under the local government’s social healthcare insurance program, we are generally paid at approximately 95% of billed charges in two to three months after the date of service. For the current year, however, receipt of these payments has been delayed due to our acquisition of the management of Second People’s Hospital from its prior managers in March. The remaining 5% of billed charges is evaluated by the local government Department of Health on a semi-annual basis and may be paid to the hospital after that evaluation is complete. The Company had bad debt expenses of $10,664 for the year ended August 31, 2009 related to denials under the social healthcare insurance program, which is less than 1% of the revenues of the China division for the year ended August 31, 2009 of $1,769,124. Since the amount of bad debt expense is minimal, it has been included with Other Operating Expenses in the income statement.

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. At each balance sheet date management reviews the accounts receivable for collectibility.

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

Advertising Costs

Advertising and marketing costs in the amounts of $7,131,000 and $4,545,000 for the years ending August 31, 2009 and 2008, respectively, were expensed as incurred.

Income Taxes

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax liabilities or assets are determined based on differences between the income tax basis and the financial reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Minority Interests

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 1.35% to 1.75% during the fiscal year ended August 31, 2009). During fiscal year 2008 the Company purchased minority interests from certain minority interest holders, in accordance with the provisions of their agreements, at an amount that was $60,671 less than the net book value of the minority interest liability on the date of purchase. These gains were recorded as an extraordinary gain in fiscal year 2008.

The following table sets forth the activity in the minority interest liability account for the fiscal years ending August 31, 2009 and 2008:

Balance August 31, 2007	$599,015
Earnings allocated to minority interest holders	185,958
Distribution to minority interest holders	(61,780)
Acquisition of various minority interests	(638,267)

Balance August 31, 2008	84,926
Earnings allocated to minority interest holders	25,069
Capital contributions received from new minority interest holders	150,000
Distribution to minority interest holders	(15,750)

Balance August 31, 2009	$244,245

Net Income Per Share

Basic net income per share has been computed using the weighted average number of common shares outstanding during the period. Diluted net income per share has been calculated to give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants in years in which the Company has income.

Foreign Currency Translation

The functional currency of the Company as a whole is the U.S. Dollar. The Company has designated the Chinese Yuan Renminbi as the functional currency for its subsidiaries in mainland China, and the U.S. Dollar for Sino Bond Inc. Limited in Hong Kong. Assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Income and expense are translated at average exchange rates prevailing during the period. The effects of foreign currency translation adjustments are included as a component of Accumulated Other Comprehensive Income within stockholders’ equity.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). These new standards represent the outcome of the FASB’s joint project with the International Accounting Standards Board and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.

SFAS 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. It also aligns the reporting of noncontrolling interest in subsidiaries with the requirements in International Accounting Standard 27.

Both SFAS 141(R) and SFAS 160 are effective beginning in our fiscal 2010. SFAS 141 (R) will be applied to business combinations that are consummated beginning in fiscal 2010, and SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before fiscal 2010. We are currently evaluating these Statements and have not yet determined their effect on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly” and FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. These two Staff Positions were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments. Additionally, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” to require disclosures of fair value of certain financial instruments in interim financial statements. All of these Staff Positions were adopted in the fourth quarter of fiscal year ended August 31, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption in the fourth quarter of fiscal year 2009 did not have any material impact on the Company’s consolidated financial statements. Accordingly, the Company evaluated subsequent events through November 23, 2009, the date the consolidated financial statements were issued.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 clarifies the determination of a transferor’s continuing involvement in a transferred financial asset and limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire original financial asset. The Company is required to adopt the provisions of this statement in the first quarter of fiscal 2011. The Company is still in the process of evaluating the impact, if any, SFAS 166 will have on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification as the source of authoritative non-governmental generally accepted accounting principles (“GAAP”). The Company is required to adopt the provisions of this statement in the first quarter of fiscal 2010. The Company does not expect this pronouncement to have a material impact on the Company’s consolidated financial statements, though it will change future references of accounting literature disclosed in the notes to the consolidated financial statements.

2. Property and Equipment

At August 31, property and equipment consisted of the following:

	2009	2008
Land	$2,452,110	$2,452,110
Buildings and improvements	13,954,662	13,954,662
Equipment, furniture and fixtures	17,482,098	16,508,326

	33,888,870	32,915,098
Less accumulated depreciation and amortization	(19,030,663)	(17,686,211)

Net property and equipment	$14,858,207	$15,228,887

For the years ended August 31, 2009 and 2008, depreciation expense was $1,344,375 and $2,106,100, respectively.

3. Assets held for sale

The Company sold its land in The Woodlands, Texas in the quarter ended November 30, 2007, its Baton Rouge facility in the quarter ended February 29, 2008, and its interest in the property owned by the DeAn Joint Venture in the quarter ended August 31, 2008.

4. Discontinued operations

The Company has accounted for its Baton Rouge facility as discontinued operations, and had reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to the Company’s discontinued operations for the fiscal year ended August 31, 2008 is as follows:

Year ended August 31, 2008
Net patient service revenue	$3,796,025
Costs and expenses	(3,949,998)
Other income	112,798

Loss before income taxes	(41,175)
Benefit for income taxes	14,412

Loss from discontinued operations, net of income taxes	(26,763)

Gain on sale of discontinued operations	4,745,650
Provision for income taxes	(1,660,977)

Gain on sale of discontinued operations, net of income taxes	3,084,673

Total income from discontinued operations, net of income taxes	$3,057,910

5. Acquisition and asset impairment charge

During the year ended August 31, 2009, the Company acquired through its subsidiaries the right to manage Second People’s Hospital in Rui An, China, a not-for-profit hospital, for eleven years and four and a half months through August 15, 2020. Dynacq-Huai Bei will be ultimately responsible for funding any operating deficits, and be rewarded with any operating profits, of the hospital during the management period.

The management agreement on Second People’s Hospital was Dynacq-Huai Bei’s first hospital management agreement in China, and has provided that company with valuable experience managing hospitals in China. The total purchase price for the acquisition of this management right was $995,817, net of $101,220 cash acquired and liabilities assumed, which was allocated to the acquired assets and assumed liabilities based on estimates of their respective fair values.

The following is a summary of the allocation of the total purchase price as of the date of the acquisition:

Accounts receivable	$140,843
Inventories	148,837
Prepaid expenses	5,994
Management rights	2,608,544
Accounts payable and accrued liabilities	(403,402)
Notes payable	(1,504,999)

Net assets acquired	$995,817

The Company paid the notes payable of $1,504,999. The net cash outflow, including the purchase price, was $2,500,816.

At the end of the fiscal year ended August 31, 2009, in accordance with SFAS 144, the Company evaluated the carrying value of its management rights. Based on the undiscounted future cash flows from operations, the Company recorded an impairment charge to write down the entire value of its management rights as of August 31, 2009 of $2,490,382 (net of amortization of $118,162 during the fiscal year ended August 31, 2009).

6. Notes payable

At August 31, notes payable consisted of the following:

	2009	2008
Current portion of $1.4 million note payable related to class action lawsuit settlement dated October 10, 2006. The note bears interest at 6% per annum and is secured by a deed of trust on the Garland facility	$251,131	$480,269

Note payable – current portion	251,131	480,269

Long-term portion of $1.4 million note payable related to class action lawsuit settlement dated October 10, 2006. The note bears interest at 6% per annum and is secured by a deed of trust on the Garland facility	—	251,131

	$251,131	$731,400

7. Income Taxes

The provision for income taxes consisted of the following:

	Year Ended August 31,
	2009	2008
Current tax expense:
Federal	$712,705	$3,684,270
State	70,178	175,276

Total current	782,883	3,859,546

Deferred tax expense (benefit):
Federal	(609,494)	197,107
State	—	—

Total deferred	(609,494)	197,107

Total income tax expense	$173,389	$4,056,653

As of August 31, 2009 and 2008, income tax benefits of $-0- and $99,645, respectively, resulting from deductions relating to nonqualified stock option exercises and disqualifying dispositions of certain employee incentive stock options were recorded as increases in stockholders’ equity.

The components of the provision for deferred income taxes at August 31 were as follows:

	2009	2008
Applicable to:
Differences between revenues and expenses recognized for federal income tax and financial reporting purposes	$281,330	$(258,079)
Allowance for uncollectible accounts	—	(84,584)
Asset impairment	(871,634)	(455,000)
Difference in method of computing depreciation for tax and financial reporting purposes	(19,190)	937,464
State tax rate change	—	89,996
Other	—	(32,690)

Deferred income tax expense (benefit)	$(609,494)	$197,107

Significant components of the Company’s deferred tax liabilities and assets were as follows at August 31, 2009:

	Current	Noncurrent
Deferred tax liabilities:
Depreciation	$—	$(74,793)
Exchange gains provision	—	(299,777)
Investment valuation	—	(3,204,051)
Deferred tax assets:
Revenue and expense differences	122,896	—
Allowance for uncollectible accounts	726,608	—
Asset impairment	79,239	792,394
Other	(158,343)	34,608

Net deferred tax asset (liability)	$770,400	$(2,751,619)

Significant components of the Company’s deferred tax liabilities and assets were as follows at August 31, 2008:

	Current	Noncurrent
Deferred tax liabilities:
Depreciation	$—	$(93,983)
Exchange gains provision	—	(302,200)
Deferred tax assets:
Revenue and expense differences	290,990	—
Allowance for uncollectible accounts	726,608	—
Other	(158,343)	40,375

Net deferred tax asset (liability)	$859,255	$(355,808)

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory federal income tax rate to income before income taxes, minority interests and extraordinary gain is as follows:

	Year Ended August 31,
	2009	2008
Provision (benefit) for income taxes computed using the statutory rate of 35%	$(100,090)	$3,354,737
State income taxes, net of federal benefit	45,616	113,929
Minority interest in income of consolidated subsidiaries	(8,774)	(65,085)
Non-deductible expenses	236,637	463,431
State tax rate change	—	89,996
Tax benefit of employees stock options exercise	—	99,645

Provision for income taxes	$173,389	$4,056,653

8. Related Party Transactions

The Company has retained Redwood Health Corporation (“Redwood”), to furnish physicians to provide in-house emergency medical coverage for its Pasadena facility during the weekend hours and weekday nights at an hourly rate of $75. The son of the Company’s Chief Executive Officer is a physician and an affiliate of Redwood. The Company paid $437,588 and $437,100 for emergency room physician services to Redwood in fiscal 2009 and 2008, respectively. Management, as well as the Audit Committee that approved the agreement, believes that the hourly rate being paid is consistent with comparable in-house emergency medical coverage rates available in the area.

The Company leases 7,250 square feet of office space for its executive offices through September 1, 2011 for $6,525 per month. The lessor of the office space is Capital Bank, of which Mr. Earl Votaw, one of the Company’s directors, is a director. Management believes that the lease rate being paid is consistent with comparable commercial rates available in the area.

Dr. Ping Chu, a director, has paid the Company $15,878 and $13,088 during fiscal years ended August 31, 2009 and 2008, respectively for rent and management fees. As of August 31, 2009 and 2008, the Company had accounts receivable from Dr. Chu of $44,445 and $22,441, respectively. Included in the accounts receivable balance were amounts applicable to Dr. Chu’s staffs’ payroll for which he reimburses the Company in the ordinary course of business.

Dr. Xiao Li, a director, was paid $185,675 and $189,275 to provide in-house medical services to the emergency room patients at the Pasadena facility during the fiscal years ended August 31, 2009 and 2008, respectively. Management, as well as the Audit Committee that approved the agreement, believes that the rate being paid is consistent with comparable in-house emergency medical services available in the area.

During the fiscal year 2009, the Company has retained Anesthesia Associates of Houston Metroplex to provide exclusive, continuous and uninterrupted anesthesiology services, including physicians and CRNAs, to the Pasadena facility for a monthly compensation of $5,000. The son of the Company’s Chief Executive Officer is a physician and an affiliate of Anesthesia Associates of Houston Metroplex. The Company paid $5,000 for anesthesiology services to said organization in fiscal 2009. Management, as well as the Board of Directors that approved the agreement, believes that the rate being paid is consistent with comparable in-house anesthesiology services rates available in the area. During the fiscal year 2009, the Company has also retained Redwood to locate and recruit additional skilled anesthesiologists and CRNAs for its Pasadena facility for a monthly compensation of $20,000. The Company paid $25,000 for said recruitment services to Redwood in fiscal 2009. Management, as well as the Board of Directors that approved the agreement, believes that the rate being paid is consistent with comparable rates for recruitment available in the area. The Company entered into these two agreements in order to replace the previous anesthesiology group, whose contract was in the process of termination at the end of fiscal 2009. The compensation which was being paid to the previous group was substantially the same as that being paid under the new contracts.

9. Stockholders’ Equity and Stock Option Plan

Preferred Stock

In January 1992, the board of directors approved an amendment to the Company’s Articles of Incorporation to authorize 5,000,000 shares of undesignated preferred stock, for which the board of directors is authorized to fix the designation, powers, preferences and rights. There are no shares of preferred stock issued or outstanding as of August 31, 2009.

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

On February 29, 2008 the Company’s Board of Directors authorized a program of repurchasing up to 2 million of its outstanding securities from time to time in open market transactions at prevailing prices on NASDAQ. The Company has repurchased a total of 563,551 shares during the fiscal years 2008 and 2009 under this program, at an average cost of $4.75 per share. Of these, the Company has retired 83,879 shares, which were purchased at an average cost of $3.39. In addition, the Company purchased 120,000 shares as treasury stock in a privately negotiated transaction from an individual shareholder at $3.10 per share, which were subsequently retired in fiscal 2009.

Stock Option Plan

The Company’s 2000 Incentive Plan (the “Plan”) provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the Plan. As of August 31, 2009, there remain 1,406,654 shares which can be issued under the Plan, after giving effect to stock splits and shares issued under the Plan. The Plan permits stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

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

SAB No. 107, which provided the SEC Staff’s views regarding valuation of share-based payments pursuant to SFAS No. 123(R), clarified that there is not a particular method of estimating volatility. SAB No. 107 also provided certain “simplified” methods for determining expected life in valuing stock options. To the extent that an entity cannot rely on its historical exercise data to determine the expected life, SAB No. 107 has prescribed a simplified “plain-vanilla” formula. The Company applied SAB No. 107 “plain-vanilla” method for determining the expected life.

The following table summarizes the stock option activities for the year ended August 31, 2009 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1)
Outstanding, August 31, 2008	1,571	$3.52	$—	$2,139,450
Granted	—	—	—	—
Exercised	(8)	2.50	—	6,906
Expired or canceled	(187)	3.98	—	—

Outstanding, August 31, 2009	1,376	$3.47	—	$713,300

(1)

These amounts represent the difference between the exercise price and $3.42, the closing price of Dynacq common stock on August 31, 2009 as reported on the NASDAQ stock market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dynacq common stock on the date of exercise.

For the years ended August 31, 2009 and 2008, the Company received $20,188 and $721,398, respectively, for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $-0- and $99,645 for the years ended August 31, 2009 and 2008, respectively.

For the year ended August 31, 2009, stock-based compensation expense associated with the Company’s stock options was $412,415. The total unrecognized compensation expense for outstanding stock options as of August 31, 2009 was approximately $896,000, and will be recognized, in general, over 2.1 years. The weighted average number of years to recognize the compensation expense is 1.1 years.

The following summarizes information related to stock options outstanding at August 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 2.50 – 2.75	802	3.8	$2.53	382	$2.53
$ 4.44 – 5.10	574	3.8	4.78	499	4.73

Total	1,376	3.8	$3.47	881	$3.78

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the fiscal year ended August 31, 2008:

Year Ended August 31, 2008
Estimated fair value	$3.62
Expected life (years)	4.04
Risk free interest rate	3.07%
Volatility	204%
Dividend yield	—

10. Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering substantially all employees of the Company and provides for voluntary contributions by these employees, subject to certain limits. The plan was effective June 1, 2001. The Company makes discretionary contributions to the plan. The Company’s contributions for fiscal years 2009 and 2008 were $82,669 and $81,111, respectively.

11. Net Income Per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Year Ended August 31,
	2009	2008
Number of weighted average common shares outstanding	15,504,644	15,793,660
Assumed exercise of stock options	—	664,228

Average diluted shares outstanding(1)	15,504,644	16,457,888

(1)	Fully diluted shares for the year ended August 31, 2009 would have been 15,733,656, if they had not been anti-dilutive.

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net income per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income per share amounted to approximately 592,000 shares and 293,000 shares for the fiscal year ended August 31, 2009 and 2008, respectively.

12. Comprehensive Income

Comprehensive income at August 31 is as follows:

	2009	2008
Net income (loss)	$(484,432)	$8,439,698
Foreign currency translation adjustment, net of income tax expense of $(109,891) and $189,200, in fiscal years 2009 and 2008, respectively	(213,744)	341,751
Unrealized gain on securities available-for-sale, net of income tax expense of $3,204,051	5,950,381	—

Comprehensive income	$5,252,205	$8,781,449

13. Accrued Liabilities

Accrued liabilities at August 31 is as follows:

	2009	2008
Marketing fees liability	$1,581,276	$639,224
Payroll, bonus and related taxes	2,637,296	2,657,086
Minority interest in consolidated subsidiary buy-out liability	124,326	383,068
Property taxes	448,579	321,969
Medicare liability	400,000	400,000
Lawsuit settlements and other related expenses	100,000	100,000
Sales tax liability	235,038	357,216
Insurance premium payable	—	95,715
Rui An management fee payable	35,082	146,088
Accrued interest	—	4,048
Year-end accruals of expenses and other	683,381	782,939

Total accrued liabilities	$6,244,978	$5,887,353

14. Commitments and Contingencies

Total rent and lease expenses paid by the Company for the fiscal years 2009 and 2008 were approximately $1,078,000 and $1,240,000, respectively. The Company’s total minimum rental commitments under noncancellable operating leases are approximately $1.1 million in the next four fiscal years.

The Company, through its subsidiary, also had agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Pasadena and Garland facilities. These facilities received bariatric and orthopedic referrals from other sources, and the organizations referred clients to other area hospitals. A three-year management support and marketing agreement was executed effective October 1, 2008 by Sino Bond, Inc. Ltd. to develop strategies to lead the Company’s marketing activities in China and Southeast Asia, including but not limited to recruitment of physicians, multi-media advertising and enhancing the reputation of the Company’s healthcare services. Payments made related to these agreements for the fiscal years 2009 and 2008 were $7,131,000 and $4,545,000, respectively. The Company has a total commitment of approximately $4,250,000 to be incurred in the next three fiscal years related to these marketing agreements.

The Company is currently overseeing the construction of a hospital in Rui An, China that it will, upon completion, manage for a term of 15 years. As part of this agreement, the Company is committed to provide a construction loan of approximately $2.1 million based on percentage of completion of construction of the hospital, and could also advance up to $730,000 for equipment purchase and assume and discharge within ten years $883,000 of existing liabilities, of which $848,000 has been paid through August 31, 2009.

The Company has contracts with doctors to manage various areas of the Company’s hospitals and other service agreements. Payments made under these agreements for the fiscal years ending August 31, 2008 and 2007 were $3,132,000 and $3,276,000, respectively. The Company’s minimum commitments under these contracts are approximately $7.0 million, of which approximately $5.6 million and $1.1 million are to be incurred in the fiscal years ending August 31, 2010 and 2011, respectively.

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

The management agreement for the Second People’s Hospital requires that 1% of the drug income, and drug income in excess of 40% of total sales, of the hospital be paid to the government. This requirement was designed to control the cost of drugs by discouraging the sale by the hospital of drugs purchased from other than approved drug vendors. However, the local government has not published a list of approved drug vendors and therefore has not enforced the payment provision since the inception of the original management agreement. The Company has been advised by a local attorney that enforcement of that provision is remote, so it has not accrued the amount that would be payable to the local government if this provision were enforced. If the government were to enforce this provision, Dynacq-Huai Bei could potentially owe approximately $1.1 million to the government for the period of time since inception of the original management contract on the hospital.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our Texas facilities’ fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure.

15. Concentrations of Credit Risk and Fair Value of Financial Instruments

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash investments and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of FDIC and Securities Investor Protection Corporation (“SIPC”) insurance limits. In Hong Kong, the entire deposit amounts are protected by the Deposit Protection Scheme and, up to the end of 2010, a guarantee provided by the Hong Kong SAR Government’s Exchange Fund. The management believes that these financial institutions are of high quality and the risk of loss is minimal. At August 31, 2009, the Company had cash balances in excess of the FDIC and SIPC limits of $27.3 million.

As is customary in the healthcare business, the Company has accounts receivable from various third-party payers. The Company does not request collateral from its customers and continually monitors its exposure for credit losses and maintains allowances for anticipated losses. Receivables from third-party payers are normally in excess of 90% of the total receivables at any point in time. The mix of gross receivables from self-pay patients and third-party payers at August 31, 2009 and 2008 is as follows:

	2009	2008
Workers’ compensation	6%	10%
Workers’ compensation subject to Medical Dispute Resolution process	78%	69%
Commercial	7%	9%
Medicare / Government	2%	3%
Medicaid	—%	—%
Self-pay	4%	5%
Other	3%	4%

	100%	100%

We had one third-party payer (customer) representing 11% of the Company’s gross revenue for the year ended August 31, 2009. We had two third-party payers (customers) representing 11% and 10% of the Company’s gross revenue for the year ended August 31, 2008. We had one third-party payer (customer) who represented 12% of our gross receivables as of August 31, 2009. We did not have a single third-party payer (customer) who represented 10% of our gross receivables as of August 31, 2008.

The carrying amounts of cash and cash equivalents, current receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s short-term borrowings at August 31, 2009 and 2008 approximate their fair value.

16. Industry Segments and Geographic Information

We manage our operations through two operating segments based on our geographic areas: U.S. and China, and have a general corporate division.

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

China Division

Our China Division is set up to provide healthcare management services in China. Although the contract to manage the Second People’s Hospital in Rui An, China was not executed until March 1, 2009, the effective date was November 25, 2008 and Dynacq-Huai Bei has included the results of operation of that hospital from that effective date. Therefore the financials statements include over three months of results of operations by the prior manager.

In 2010 Dynacq-Huai Bei will manage the Third People’s Hospital in Rui An upon completion of construction of that hospital.

The Company has organized Sino Bond Inc. Limited, a Hong Kong corporation (“Sino Bond”), to hold and manage investments in Hong Kong. Sino Bond has entered into a three-year marketing contract effective October 1, 2008 for marketing of healthcare services to be provided by Dynacq subsidiaries in China and Southeast Asia.

In August 2009 the Company organized Hu GangJing (Hang Zhou) Technology Co. Ltd. (“Hang Zhou Tech”) under the laws of the People’s Republic of China for the purpose of forming joint ventures to invest in companies in China engaged in businesses such as energy production, life sciences and pharmaceuticals.

Corporate Division

The Company has invested in available-for-sale securities which will be held until the Company is able to identify and fund attractive opportunities to acquire or manage operating companies in China and Southeast Asia. Corporate division includes interest and other income related to these investments in available-for-sale securities, corporate personnel compensation expenses, and general and administrative expenses. Such expenses and income are not allocated to our operating divisions, as they relate to our general corporate activities.

We generally evaluate performance based on profit or loss from operations before income taxes and non-recurring charges and other criteria. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no transfers between segments.

Summarized financial information concerning the business segments from continuing operations is as follows:

	Year Ended August 31,
	2009	2008
Revenues from external customers
Net patient service revenues
U.S. Division	$47,617,155	$60,273,947
China Division	1,769,124	—

Consolidated	$49,386,279	$60,273,947

Income (loss) before taxes, discontinued operations and extraordinary gain
U.S. Division	$7,423,950	$16,490,114
China Division	(4,478,843)	(1,905,941)
Corporate	(3,256,150)	(5,185,168)

Consolidated	$(311,043)	$9,399,005

Total Assets
U.S. Division	$45,628,893	$64,083,652
China Division	21,066,119	18,164,910
Corporate	18,572,169	—

Consolidated	$85,267,181	$82,248,562

Many hospitals in China are owned and operated by the local governments subject to the oversight by the central government. The Company’s strategy is to minimize its capital investment by entering into long term mutually beneficial relationships by utilizing space from existing government hospitals and providing specialty medical treatment therapies that the government owned hospitals are lacking and are in high demand. There currently exist joint venture arrangements between foreign healthcare providers and government owned hospitals, principally in major cities, such as Shanghai and Beijing. Some of these competitors have greater financial and other resources than the Company in China. The Company’s only experience to date in operating hospitals in China is managing the Second People’s Hospital in Rui An, China since March 2009.

17. Subsequent Events

Subsequent to August 31, 2009, the Company funded Hang Zhou Tech with $5 million, which amount is being held in an interest bearing bank account pending verification of funds by the local city government of Hang Zhou.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued. The adoption in the fourth quarter of 2009 did not have any material impact on the Company’s consolidated financial statements. Accordingly, the Company evaluated subsequent events through November 23, 2009, the date the consolidated financial statements were issued.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of August 31, 2009, our internal disclosure controls and procedures was effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, an evaluation of the effectiveness of our internal controls over financial reporting was conducted based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation under the framework in Internal Controls – Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting were effective.

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

The information required by this Item 10 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2010 annual meeting to be filed on or before December 29, 2009.

Item 11.	Executive Compensation.

The information required by this Item 11 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2010 annual meeting to be filed on or before December 29, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2010 annual meeting to be filed on or before December 29, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2010 annual meeting to be filed on or before December 29, 2009.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2010 annual meeting to be filed on or before December 29, 2009.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 33 of this Report.

(a)(2) Financial Statement Schedule: Not required.

(b) Exhibits. The following exhibits are to be filed as part of the annual report:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 3.1	Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Form 10-K filed November 13, 2007.

Exhibit 3.2	Bylaws incorporated by reference to Exhibit 3.2 to the Form 10-K filed November 13, 2007.

+Exhibit 10.1	The Company’s Year 2000 Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company’s Definitive Proxy Statement on Schedule 14A filed August 9, 2000.

Exhibit 10.2	Amended Management Support and Marketing Agreement between Otto Regent Limited and Sino Bond Inc. Limited dated October 1, 2008 incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended August 31, 2008.

Exhibit 10.3	Agreement selling real estate owned by DeAn Joint Venture dated July 11, 2008 incorporated by reference to Exhibit 10.3 to the Form 10-K for the fiscal year ended August 31, 2008.

+Exhibit 10.4	Performance Award Agreement dated July 25, 2008 incorporated by reference to Exhibit 10.4 to the Form 10-K for the fiscal year ended August 31, 2008.

Exhibit 10.5	Form of Indemnification Agreement with various officers and directors of the Company, incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2004.

Exhibit 10.6	Purchase and Sale Agreement between Vista Holdings, LLC and the State of Louisiana dated November 8, 2007 incorporated by reference to Exhibit 10.7 to the Form 10-K for the fiscal year ended August 31, 2007.

Exhibit 10.7	Management Support and Marketing Agreement dated October 15, 2003 between the Company and Medical Multimedia Advertising, Inc. and Addendum thereto, incorporated by reference to Exhibit 10.12 to the Form 10-K for the fiscal year ended August 31, 2003.

*Exhibit 10.8	Rui An Second People’s Hospital Entrustment Management Contract dated August 13, 2005 between the Rui An Department of Health and Wen Zhou Li Ji Hospital Investment Management Company, Ltd.

*Exhibit 10.9	Share Transfer Agreement dated March 12, 2009 between the owners of Wen Zhou Li Ji Hospital Investment Management Company, Ltd and Shanghai Feng Han Enterprise Development Ltd.

*Exhibit 10.10	Supplemental Share Transfer Agreement dated March 12, 2009 between the owners of Wen Zhou Li Ji Hospital Investment Management Company, Ltd and Shanghai Feng Han Enterprise Development Ltd.

*Exhibit 10.11	Shareholder Agreement dated March 12, 2009 between Dynacq Huai Bei Healthcare, Inc. and the former owners and entrusted shareholders of Shanghai Feng Han Enterprise Development Ltd.

Exhibit 10.12	Agreement to Assign Management dated April 28, 2008 between the Company and Rui An City Third People’s Hospital, incorporated by reference to Exhibit 10.1 to the Form 8-K filed

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
on June 25, 2008 and Form 8-K/A filed on November 6, 2008.

Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Exhibit 21.1	Listing of subsidiaries.

Exhibit 23.1	Consent of Killman, Murrell and Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been redacted and the redacted portions have been separately filed with the SEC pursuant to a Request for Confidential Treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynacq Healthcare, Inc.

Date: November 23, 2009	By:	/s/ CHIU M. CHAN
Chiu M. Chan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHIU M. CHAN Chiu M. Chan (Principal Executive Officer)	Chairman of the Board, CEO and President	November 23, 2009

/s/ PHILIP S. CHAN Philip S. Chan (Principal Financial and Accounting Officer)	Director, Vice President – Finance, CFO, and Treasurer	November 23, 2009

/s/ STEPHEN L. HUBER Stephen L. Huber	Director	November 23, 2009

/s/ PING S. CHU Ping S. Chu	Director	November 23, 2009

/s/ JAMES G. GERACE James G. Gerace	Director	November 23, 2009

Earl R. Votaw	Director	November 23, 2009

/s/ XIAO H. LI Xiao H. Li	Director	November 23, 2009

EXHIBIT INDEX

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 3.1	Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Form 10-K filed November 13, 2007.

Exhibit 3.2	Bylaws incorporated by reference to Exhibit 3.2 to the Form 10-K filed November 13, 2007.

+Exhibit 10.1	The Company’s Year 2000 Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company’s Definitive Proxy Statement on Schedule 14A filed August 9, 2000.

Exhibit 10.2	Amended Management Support and Marketing Agreement between Otto Regent Limited and Sino Bond Inc. Limited dated October 1, 2008 incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended August 31, 2008.

Exhibit 10.3	Agreement selling real estate owned by DeAn Joint Venture dated July 11, 2008 incorporated by reference to Exhibit 10.3 to the Form 10-K for the fiscal year ended August 31, 2008.

+Exhibit 10.4	Performance Award Agreement dated July 25, 2008 incorporated by reference to Exhibit 10.4 to the Form 10-K for the fiscal year ended August 31, 2008.

Exhibit 10.5	Form of Indemnification Agreement with various officers and directors of the Company, incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2004.

Exhibit 10.6	Purchase and Sale Agreement between Vista Holdings, LLC and the State of Louisiana dated November 8, 2007 incorporated by reference to Exhibit 10.7 to the Form 10-K for the fiscal year ended August 31, 2007.

Exhibit 10.7	Management Support and Marketing Agreement dated October 15, 2003 between the Company and Medical Multimedia Advertising, Inc. and Addendum thereto, incorporated by reference to Exhibit 10.12 to the Form 10-K for the fiscal year ended August 31, 2003.

*Exhibit 10.8	Rui An Second People’s Hospital Entrustment Management Contract dated August 13, 2005 between the Rui An Department of Health and Wen Zhou Li Ji Hospital Investment Management Company, Ltd.

*Exhibit 10.9	Share Transfer Agreement dated March 12, 2009 between the owners of Wen Zhou Li Ji Hospital Investment Management Company, Ltd and Shanghai Feng Han Enterprise Development Ltd.

*Exhibit 10.10	Supplemental Share Transfer Agreement dated March 12, 2009 between the owners of Wen Zhou Li Ji Hospital Investment Management Company, Ltd and Shanghai Feng Han Enterprise Development Ltd.

*Exhibit 10.11	Shareholder Agreement dated March 12, 2009 between Dynacq Huai Bei Healthcare, Inc. and the former owners and entrusted shareholders of Shanghai Feng Han Enterprise Development Ltd.

Exhibit 10.12	Agreement to Assign Management dated April 23, 2008 between the Company and Rui An City Third People’s Hospital, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 25, 2008 and Form 8-K/A filed on November 6, 2008.

Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Exhibit 21.1	Listing of subsidiaries.

Exhibit 23.1	Consent of Killman, Murrell and Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been redacted and the redacted portions have been separately filed with the SEC pursuant to a Request for Confidential Treatment.