Form 10-Q
period 2009-11-30
DYNACQ HEALTHCARE INC
filed 2010-01-12
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

As of January 6, 2010, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 15,219,262.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have reviewed the accompanying consolidated balance sheet of Dynacq Healthcare, Inc., as of November 30, 2009, and the related consolidated statements of operations and cash flows for the three-month periods ended November 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dynacq Healthcare, Inc., as of August 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated November 23, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Killman, Murrell & Company, P.C.
Killman, Murrell & Company, P.C.
Houston, Texas
January 12, 2010

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	November 30, 2009	August 31, 2009
	(Reviewed)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$35,596,563	$39,112,965
Accounts receivable, net of contractual allowances of approximately $244,042,000 and $236,996,000 at November 30, 2009 and August 31, 2009, respectively	8,039,636	8,671,389
Inventories	1,546,899	1,518,815
Interest receivable	481,835	270,374
Prepaid expenses	637,883	373,949
Income tax receivable	959,863	—
Deferred tax assets	663,026	770,400

Total current assets	47,925,705	50,717,892
Investments available-for-sale	20,389,016	18,572,169
Property and equipment, net	14,902,032	14,858,207
Income tax receivable	868,249	868,249
Other assets	252,210	250,664

Total assets	$84,337,212	$85,267,181

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	November 30, 2009	August 31, 2009
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,547,693	$3,395,053
Accrued liabilities	5,133,354	6,244,978
Notes payable	126,505	251,131
Current portion of capital lease obligations	78,579	80,627
Current taxes payable	83,000	128,420

Total current liabilities	8,969,131	10,100,209
Non-current liabilities:
Long-term portion of capital lease obligations	317,124	335,582
Deferred tax liabilities	3,344,067	2,751,619

Total liabilities	12,630,322	13,187,410

Commitments and contingencies
Equity:
Dynacq stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 15,819,495 and 15,815,120 shares issued at November 30, 2009 and August 31, 2009, respectively	15,819	15,815
Treasury stock, 597,352 and 489,672 shares at November 30, 2009 and August 31, 2009, respectively, at cost	(2,802,792)	(2,429,465)
Additional paid-in capital	14,923,874	14,800,062
Accumulated other comprehensive income	7,493,610	6,297,908
Retained earnings	51,819,105	53,151,206

Total Dynacq stockholders’ equity	71,449,616	71,835,526

Non-controlling interest	257,274	244,245

Total equity	71,706,890	72,079,771

Total liabilities and equity	$84,337,212	$85,267,181

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Reviewed)

	Three months ended November 30,
	2009	2008
Net patient service revenue	$8,984,611	$10,879,238

Costs and expenses:
Compensation and benefits	4,081,907	3,681,540
Medical services and supplies	2,719,503	3,289,820
Other operating expenses	4,683,810	4,635,546
Depreciation and amortization	265,979	394,224

Total costs and expenses	11,751,199	12,001,130

Operating loss	(2,766,588)	(1,121,892)

Other income:
Rent and other income	349,618	71,678
Interest income	454,895	155,841
Interest expense	(11,393)	(10,997)

Total other income, net	793,120	216,522

Loss before income taxes	(1,973,468)	(905,370)
Benefit for income taxes	621,896	261,464

Net loss	(1,351,572)	(643,906)
Less: Net loss attributable to the noncontrolling interest	19,469	1,354

Net loss attributable to Dynacq Healthcare, Inc.	$(1,332,103)	$(642,552)

Basic loss per common share:
Net loss attributable to Dynacq Healthcare, Inc. stockholders	$(0.09)	$(0.04)

Diluted loss per common share:
Net loss attributable to Dynacq Healthcare, Inc. stockholders	$(0.09)	$(0.04)

Weighted average common shares outstanding - basic	15,267,602	15,555,731

Weighted average common shares outstanding - diluted	15,267,602	15,555,731

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Three months ended November 30,
	2009	2008
Cash flows from operating activities
Net loss	$(1,332,103)	$(642,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	265,979	394,224
Deferred income taxes	55,982	9,377
Noncontrolling interest	(19,469)	(1,354)
Charge for stock options to employees	112,879	116,474
Changes in operating assets and liabilities:
Accounts receivable	632,204	6,969,959
Interest receivable	(211,461)	—
Inventories	(27,870)	189,063
Prepaid expenses	(263,933)	(71,633)
Income taxes receivable	(959,863)	(3,190,570)
Other assets	(1,547)	(35,246)
Accounts payable	151,909	(322,431)
Accrued liabilities	(1,112,260)	(1,855,495)
Income taxes payable	(45,420)	(4,223,215)

Net cash used in operating activities	(2,754,973)	(2,663,399)

Cash flows from investing activities
Purchase of equipment	(309,230)	(59,787)
Investment in available-for-sale securities	—	(3,906,000)

Net cash used in investing activities	(309,230)	(3,965,787)

Cash flows from financing activities
Principal payments on notes payable	(124,626)	(117,386)
Contributions from, and distributions to noncontrolling interest, net	32,500	—
Payments on capital lease	(20,379)	(5,070)
Treasury stock purchase	(373,327)	—
Proceeds from exercise of stock options	10,937	—

Net cash used in financing activities	(474,895)	(122,456)

Effect of exchange rate changes on cash	22,696	23,158

Net decrease in cash and cash equivalents	(3,516,402)	(6,728,484)
Cash at beginning of period	39,112,965	45,099,800

Cash at end of period	$35,596,563	$38,371,316

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$11,393	$9,959

Income taxes	$327,405	$7,142,944

Non cash investing and financing activities:
Increase (decrease) in value of investment in bonds	$1,816,847	$(278,000)
Accumulated other comprehensive income	(1,173,006)	278,000
Deferred tax liabilities	(643,841)	—
Equipment from capital lease	—	(435,498)
Capital lease obligation	—	435,498

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

November 30, 2009

(reviewed)

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $1.3 million and $0.9 million for the quarters ended November 30, 2009 and 2008, respectively. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2009. Operating results for the quarter ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

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

Investments Available-for-Sale

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of November 30, 2009, based on the quoted market prices as of that date. These investments are subject to default risk. The Company intends to hold these for a minimum period of an additional 12 months. Unrealized gains in the fair value are reported in accumulated other comprehensive income, net of related income tax effect. The Company monitors its investment portfolio for any decline in fair value that is other than temporary and records any such impairment as an impairment loss.

Inventories

Inventories, consisting primarily of medical supplies, are stated at the lower of cost or market, with cost determined by use of the average cost method.

General

As of November 30, 2009, the Company operated one facility each in the Houston metropolitan area (Pasadena facility) and in the Dallas-Fort Worth area (Garland facility) and owned 100% of the equity interest in Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a corporation formed under the laws of the People’s Republic of China to provide healthcare management services in that country. Effective March 1, 2009, Dynacq-Huai Bei began managing Second People’s Hospital in Rui An, China.

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

Subsequent Events

The Company has evaluated subsequent events that have occurred through January 12, 2010, which is the date of issuance of these financial statements, and has accounted for and disclosed material subsequent events in these condensed consolidated financial statements as appropriate.

Net Income (Loss) per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three months ended November 30,
	2009	2008
Number of weighted average common shares outstanding	15,267,602	15,555,731
Assumed exercise of stock options	—	—

Average diluted shares outstanding	15,267,602	15,555,731

Basic net income (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net income (loss) per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to approximately 574,000 shares and 630,000 shares for the quarters ended November 30, 2009 and 2008, respectively.

Stock Based Compensation

The Company’s 2000 Incentive Plan (the “Plan”) provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the Plan. As of November 30, 2009, there remain 1,410,404 shares which can be issued under the Plan, after giving effect to stock splits and shares issued under the Plan. The Plan permits stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

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

For the quarter ended November 30, 2009, there were no equity-based compensation awards granted. Generally, options granted become exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after five to ten years. The following table summarizes the stock option activities for the quarter ended November 30, 2009 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1)
Outstanding, August 31, 2009	1,376	$3.47	—	$713,300
Granted	—	—	—	—
Exercised	(4)	2.50	—	—
Expired or canceled	(4)	2.50	—	—
Outstanding, November 30, 2009	1,368	$3.47	—	$967,969

(1)

These amounts represent the difference between the exercise price and $3.75, the closing price of Dynacq common stock on November 30, 2009 as reported on the NASDAQ stock market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dynacq common stock on the date of exercise.

For the quarter ended November 30, 2009 and 2008, the Company received $10,938 and $-0-, respectively, for stock options exercised.

The following summarizes information related to stock options outstanding at November 30, 2009, and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 2.50 – 2.75	794	3.6	$2.53	376	$2.53
$ 4.44 – 5.10	574	3.5	4.78	499	4.73

Total	1,368	3.6	$3.47	875	$3.78

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

Additional information relating to the Plan at November 30, 2009 and August 31, 2009 is as follows (in thousands):

	November 30, 2009	August 31, 2009
Options exercisable	875	881
Options available for grant and reserved common stock shares for stock option plans	1,410	1,407

For the quarter ended November 30, 2009 and 2008, stock-based compensation expense associated with the Company’s stock options was $112,879 and $116,474, respectively. The total unrecognized compensation expense for outstanding stock options as of November 30, 2009 was $783,000, and will be recognized, in general, over 1.9 years. The weighted average number of years to recognize the compensation expense is 1.0 year.

Fair Value of Financial Instruments

On September 1, 2008, the Company adopted ASC Topic 825-10-25, “Financial Instruments” (formerly referred to as SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”)), which permits entities to choose to measure certain financial assets and liabilities at fair value. The adoption of ASC Topic 825-10-25 had no impact on the consolidated financial statements because the Company did not elect the fair value option for any financial assets or financial liabilities that were not already recorded at fair value.

On September 1, 2008, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures” (formerly referred to as SFAS 157) for our financial assets and liabilities. Management uses the fair value hierarchy of ASC Topic 820, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, accounts receivable and accrued liabilities approximate fair value. ASC Topic 820 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

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

The following table summarizes our financial assets and liabilities measured and reported in the Company’s statement of financial position at fair value on a recurring basis as of November 30, 2009, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value Measurements at November 30, 2009
	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	—	$20,389,016	—

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

Revenue Recognition

U.S. Division

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

Contractual Allowance

Starting March 1, 2008, the Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received, up to 30 days after the end of the period, for the services performed and also estimating amounts collectible within the next six months. Prior to March 1, 2008, the contractual allowance was calculated based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis by operating facility. This ratio of cash collections to billed services was then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for the three months ended November 30, 2009 and 2008:

	2009	2008
Gross billed charges	$27,984,386	$38,420,463
Contractual allowance	19,599,157	27,541,225

Net revenue	$8,385,229	$10,879,238

Contractual allowance percentage	70%	72%

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

Based on these Guidelines, the reimbursement due the Company for workers’ compensation cases is lower than we previously experienced. The Company has continued accepting Texas workers’ compensation cases, and has not made any substantial changes in its focus towards such cases. Our net patient service revenue for Texas workers’ compensation cases as a percentage of gross billings has decreased primarily as a result of lower reimbursement rates for workers’ compensation procedures still being performed.

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

Through November 2009, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. We believe the likelihood that the Company will be obligated to refund the payments is remote. Our request that the TDWC Commissioner enforce the awards which have not been voluntarily paid by the carriers has been refused in approximately 130 cases.

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

China Division

Revenue Recognition Policy

In China, the local government Department of Health establishes billing rates for a hospital’s sale of prescription medication and medical services. A majority of the services provided by Second People’s Hospital is to cash pay patients, who pay for the services in advance. For services provided under the local government’s social healthcare insurance program, we are generally paid at approximately 95% of billed charges two to three months after the date of service. For the current year, however, receipt of these payments has been delayed due to our acquisition of the management of Second People’s Hospital from its prior managers in March 2009. The remaining 5% of billed charges is evaluated by the local government Department of Health on a semi-annual basis and may be paid to the hospital after that evaluation is complete. The Company had bad debt expenses of $1,105 for the quarter ended November 30, 2009 related to denials under the social healthcare insurance program, which is less than 1% of the revenues of the China division for the same period. Since the amount of bad debt expense is minimal, it has been included with other operating expenses in the income statement.

Noncontrolling Interest

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as noncontrolling interest. Noncontrolling interest reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interest ranged from 1.75% to 2.35% at November 30, 2009).

Comprehensive Loss and Accumulated Other Comprehensive Income

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive loss, but are excluded from net loss. Other comprehensive income (loss) amounts are recorded directly as an adjustment to stockholders’ equity, net of tax, and for the three months ended November 30, 2009 and 2008 were as follows:

	2009	2008
Net loss	$(1,332,103)	$(642,552)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes of $7,944 and $8,100, respectively	14,753	14,975
Change in valuation of investment available-for-sale, net of taxes of $635,896 and $(97,300), respectively	1,180,950	(180,700)

Total other comprehensive loss, net of taxes	(136,400)	(808,277)
Comprehensive loss attributable to the noncontrolling interest	—	—

Comprehensive loss attributable to Dynacq Healthcare, Inc.	$(136,400)	$(808,277)

The components of accumulated other comprehensive income were as follows:

	November 30, 2009	August 31, 2009
Foreign currency translation adjustment, net of taxes of $200,253 and $192,309, respectively	$362,279	$347,527
Change in valuation of investment available-for-sale, net of taxes of $3,839,947 and $3,204,051, respectively	7,131,331	5,950,381

Total accumulated other comprehensive income, net of taxes of $4,040,200 and $3,396,360, respectively	$7,493,610	$6,297,908

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

The management agreement for the Second People’s Hospital requires that 1% of the drug income, and drug income in excess of 40% of total sales, of the hospital be paid to the government. This requirement was designed to control the cost of drugs by discouraging the sale by the hospital of drugs purchased from other than approved drug vendors. However, the local government has not published a list of approved drug vendors and therefore has not enforced the payment provision since the inception of the original management agreement. The Company has been advised by a local attorney that enforcement of that provision is remote, so it has not accrued the amount that would be payable to the local government if this provision were enforced. If the government were to enforce this provision, Dynacq-Huai Bei could potentially owe approximately $1.2 million to the government for the period of time since inception of the original management contract on the hospital.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our Texas facilities’ fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Revenue Recognition, as well as Business – Government Regulation – U.S. Division – Texas Workers’ Compensation Systems in our Form 10-K for the fiscal year ended August 31, 2009, for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

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

China Division

Our China Division is set up to provide healthcare management services in China. It includes results of operations for managing Second People’s Hospital in Rui An, China, since March 1, 2009.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended November 30,
	2009	2008
Revenues from external customers
Net patient service revenues
U.S. Division	$8,385,229	$10,879,238
China Division	599,382	—

Consolidated	$8,984,611	$10,879,238

Income (loss) before taxes
U.S. Division	$(659,662)	$464,009
China Division	(425,073)	(465,148)
Corporate	(888,733)	(904,231)

Consolidated	$(1,973,468)	$(905,370)

	November 30,
	2009	2008
Total Assets
U.S. Division	$37,722,049	$42,800,667
China Division	25,744,312	28,913,405
Corporate	20,870,851	3,628,000

Consolidated	$84,337,212	$75,342,072

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Such forward-looking statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the risks and uncertainties described in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2009. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You must read the following discussion of the results of our business and our operations and financial condition in conjunction with our reviewed consolidated financial statements, including the notes, included in this quarterly report on Form 10-Q and our audited consolidated financial statements, including the notes, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended November 30, 2009. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2009.

Results of Operations

	Three Months Ended November 30, 2009							Three Months Ended November 30, 2008
	U.S. Division		China Division		Corporate	Total		U.S. Division		China Division	Corporate	Total
Net patient service revenue	$8,385,229	100%	$599,382	100%	$—	$8,984,611	100%	$10,879,238	100%	$—	$—	$10,879,238	100%

Costs and expenses:
Compensation and benefits	3,198,213	38	298,821	50	584,873	4,081,907	45	3,260,112	30	37,500	383,928	3,681,540	34
Medical services and supplies	2,414,634	29	304,869	51	—	2,719,503	30	3,289,820	30	—	—	3,289,820	30
Other operating expenses	3,292,396	39	687,510	115	703,904	4,683,810	52	3,623,466	33	491,777	520,303	4,635,546	43
Depreciation and amortization	235,585	3	30,394	5	—	265,979	3	376,655	3	17,569	—	394,224	4

Total costs and expenses	9,140,828	109	1,321,594	220	1,288,777	11,751,199	131	10,550,053	97	546,846	904,231	12,001,130	110

Operating income (loss)	(755,599)	(9)	(722,212)	(120)	(1,288,777)	(2,766,588)	(31)	329,185	3	(546,846)	(904,231)	(1,121,892)	(10)

Other income (expense):
Rent and other income	90,633	1	258,985	43	—	349,618	4	71,678	1	—	—	71,678	1
Interest income	16,697	—	38,154	6	400,044	454,895	5	74,143	1	81,698	—	155,841	1
Interest expense	(11,393)	—	—	—	—	(11,393)	—	(10,997)	—	—	—	(10,997)	—

Total other income, net	95,937	1	297,139	50	400,044	793,120	9	134,824	1	81,698	—	216,522	2

Income (loss) before income taxes	(659,662)	(8)%	(425,073)	(71)%	(888,733)	(1,973,468)	(22)	464,009	4%	(465,148)	(904,231)	(905,370)	(8)

Benefit for income taxes						621,896	7					261,464	2

Net loss						(1,351,572)	(15)					(643,906)	(6)
Less: Net loss attributable to the noncontrolling interest						19,469	—					1,354	—

Net loss attributable to Dynacq Healthcare, Inc.						$(1,332,103)	(15)%					$(642,552)	(6)%

Operational statistics (Number of medical procedures) for U.S. Division:
Inpatient:
Bariatrics	39							157
Orthopedics	89							61
Other	37							44

Total inpatient procedures	165							262

Outpatient:
Orthopedics	152							175
Other	323							371

Total outpatient procedures	475							546

Total procedures	640							808

Three Months Ended November 30, 2009 Compared to the Three Months Ended November 30, 2008

U.S. Division

Net patient service revenue decreased by $2,494,009, or 23%, from $10,879,238 to $8,385,229, and total surgical cases decreased by 21% from 808 cases in 2008 to 640 cases in 2009. Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage increase (decrease) from 2008 to 2009
Facility	Net patient revenue	Cases
Pasadena	56%	23%
Garland	(56)	(50)
Overall	(23)	(21)

The decrease in net patient service revenue was due to an overall decrease in number of cases by 21% in 2009 compared to 2008. There was a significant decrease of 37% in inpatient cases, which typically have higher average reimbursement per case compared to outpatient cases. Gross billed charges and net patient service revenues were negatively impacted by Hurricane Ike in the month of September 2008 for our Pasadena facility, which was not in full operation for about three weeks.

Total costs and expenses decreased by $1,409,225 or 13%, from $10,550,053 in 2008 to $9,140,828 in 2009. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased marginally by $61,899, or 2%, primarily due to lower net patient service revenues.

•

Medical services and supplies expenses decreased by $875,186, or 27%, while the number of surgery cases decreased 21%. The percentage decrease in medical services and supplies was higher than the percentage decrease in the number of surgery cases due to a 37% decrease in inpatient cases, which typically require more medical services and supplies.

•

Other operating expenses decreased by $331,070, or 9%. Marketing expenses, included in other operating expenses, decreased marginally by $31,000 from $1,531,000 in 2008 to $1,500,000 in 2009. Other operating expenses, excluding marketing expenses, as a percentage of gross billed charges were constant at 6.4% and 5.4% for 2009 and 2008, respectively.

China Division

For the quarter ended November 30, 2009, Second People’s Hospital had net patient service revenues of $599,382, with no such corresponding revenues in the prior period. The contract to manage the Second People’s Hospital in Rui An, China was executed in March 2009.

Total costs and expenses for the China Division increased by $774,748, from $546,846 in 2008 to $1,321,594 in 2009. In 2009, total costs and expenses includes the operations associated with Second People’s Hospital in Rui An, China.

Corporate Division

The Corporate division includes interest and other income related to the investments in available-for-sale securities, corporate personnel compensation expenses and general and administrative expenses. Such expenses and income are not allocated to our operating divisions, as they relate to our general corporate activities. Corporate costs and expenses increased by $384,546 from $904,231 in 2008 to $1,288,777 in 2009, due to increases in personnel costs and other operating expenses. Interest income of $400,044 in 2009 relates to the investments in available-for-sale securities, which were purchased at a cost of $9,135,146 and have appreciated in fair value by an additional $11,253,870. Of that amount, $282,608 in foreign exchange gains was included in rent and other income in the Consolidated Statement of Operations for the fiscal year ended August 31, 2009. Unrealized gains in these investments of $10,971,278 are included in accumulated other comprehensive income in the Consolidated Balance Sheet, net of taxes of $3,839,947.

Liquidity and Capital Resources

Our 2009 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Total cash flow used in operating activities was $2,754,973 during the period ended November 30, 2009, primarily due to a net loss of $1,332,103, decreases in accounts payable and accrued liabilities of $960,351, changes in income tax related accounts of $949,301, partially offset by decreases in accounts receivable of $632,204 and depreciation and amortization of $265,979.

Cash flow from investing activities

Total cash flow used in investing activities was $309,230 for purchase of equipment.

Cash flow from financing activities

Total cash flow used in financing activities was $474,895 primarily related to treasury stock purchases of $373,327 and $124,626 payments on the note payable for class action lawsuit settlement.

The Company had working capital of $38,956,574 as of November 30, 2009, and maintained a liquid position by a current ratio of approximately 5.3 to 1.

We believe we will be able to meet our ongoing liquidity and cash needs for fiscal year 2010 through the combination of available cash and cash flow from operations.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Accounting Standards Codification (“ASC”) Topic 805-10, “Business Combinations” (formerly referred to as SFAS No. 141 (revised 2007)) and ASC Topic 810-10, “Consolidation” (formerly referred to as SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements”). These new standards represent the outcome of the FASB’s joint project with the International Accounting Standards Board and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.

ASC Topic 805-10 replaces SFAS No. 141, “Business Combinations,” however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

ASC Topic 810-10 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. It also aligns the reporting of noncontrolling interest in subsidiaries with the requirements in International Accounting Standard 27.

The Company adopted the provisions of both ASC Topic 805-10 and ASC Topic 810-10 effective September 1, 2009, and its adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC Topic 820-10, “Fair Value Measurements & Disclosures” (formerly referred to as FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly”) and ASC Topic 320-10, “Investments – Debt and Equity Securities” (formerly referred to as FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). These two ASC Topics were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments. Additionally, the FASB issued ASC Topic 825-10-65, “Financial Instruments” (formerly referred to as FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”) to require disclosures of fair value of certain financial instruments in interim financial statements. All of these ASC Topics were adopted in the fourth quarter of fiscal year ended August 31, 2009.

In May 2009, the FASB issued ASC Topic 855-10, “Subsequent Events” (formerly referred to as SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption in the fourth quarter of fiscal year 2009 did not have any material impact on the Company’s consolidated financial statements. For the quarter ended November 30, 2009, the Company evaluated subsequent events through January 12, 2010, the date the consolidated financial statements were issued.

In June 2009, the FASB issued ASC Topic 105-10, “Generally Accepted Accounting Principles”, (formerly referred to as SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC Topic 105-10 establishes the ASC as the source of authoritative non-governmental generally accepted accounting principles (“GAAP”). The Company adopted the provisions of this statement effective September 1, 2009, and its adoption did not have a material impact on the Company’s consolidated financial statements, though it changed references of accounting literature disclosed in the notes to the consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-06, “Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”. ASU 2009-06 provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures required by paragraph ASC Topic 740-10-50-15(a) through (b) for nonpublic entities. The Company adopted the provisions of ASU 2009-09, and its adoption did not have a material impact on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.	Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of November 30, 2009, our internal disclosure controls and procedures were effective.

There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our Texas facilities’ fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Revenue Recognition, as well as Business – Government Regulation – U.S. Division –Texas Workers’ Compensation Systems in our Form 10-K for the fiscal year ended August 31, 2009, for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 1A.	Risk Factors.

The Company’s Risk Factors as disclosed in its Form 10-K for the year ended August 31, 2009 have not changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company

On February 29, 2008 the Company’s Board of Directors authorized a program of repurchasing up to 2 million of its outstanding securities from time to time in open market transactions at prevailing prices on NASDAQ. Shares repurchased during the quarter ended November 30, 2009 pursuant to our repurchase program are as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price per Share	Maximum Number of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs
September 1 – 30, 2009	51,110	$3.46	1,385,339
October 1 – 31, 2009	31,610	3.49	1,353,729
November 1 – 30, 2009	24,960	3.46	1,328,769

Total	107,680	$3.47	1,328,769

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 15.1	Awareness Letter of Killman, Murrell & Company, P.C.

Exhibit 23.1	Consent of Killman, Murrell and Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNACQ HEALTHCARE, INC.

Date: January 12, 2010	By:	/s/ Chiu M. Chan
Chiu M. Chan
Chief Executive Officer
(duly authorized officer)

Date: January 12, 2010	By:	/s/ Philip S. Chan
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