Form 10-Q
period 2010-02-28
DYNACQ HEALTHCARE INC
filed 2010-04-14
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

As of April 6, 2010, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 14,207,115.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have reviewed the accompanying consolidated balance sheet of Dynacq Healthcare, Inc., as of February 28, 2010, and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended February 28, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Killman, Murrell & Company, P.C.

Killman, Murrell & Company, P.C.

Houston, Texas

April 14, 2010

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	February 28, 2010	August 31, 2009
	(Reviewed)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$31,617,182	$39,112,965
Accounts receivable, net of contractual allowances of approximately $245,095,000 and $236,996,000 at February 28, 2010 and August 31, 2009, respectively	4,912,583	8,671,389
Inventories	1,495,515	1,518,815
Interest receivable	259,221	270,374
Prepaid expenses	746,629	373,949
Income taxes receivable	2,447,151	—
Deferred tax assets	592,932	770,400

Total current assets	42,071,213	50,717,892
Investments available-for-sale	21,010,833	18,572,169
Property and equipment, net	14,662,659	14,858,207
Income tax receivable	868,249	868,249
Other assets	247,099	250,664

Total assets	$78,860,053	$85,267,181

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	February 28, 2010	August 31, 2009
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,349,111	$3,395,053
Accrued liabilities	5,340,081	6,244,978
Notes payable	—	251,131
Current portion of capital lease obligations	75,570	80,627
Current taxes payable	83,000	128,420

Total current liabilities	8,847,762	10,100,209
Non-current liabilities:
Long-term portion of capital lease obligations	298,289	335,582
Deferred tax liabilities	3,562,889	2,751,619

Total liabilities	12,708,940	13,187,410

Commitments and contingencies
Equity:
Dynacq stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 15,395,802 and 15,815,120 shares issued at February 28, 2010 and August 31, 2009, respectively	15,396	15,815
Treasury stock, 1,175,138 and 489,672 shares at February 28, 2010 and August 31, 2009, respectively, at cost	(3,801,470)	(2,429,465)
Additional paid-in capital	12,815,029	14,800,062
Accumulated other comprehensive income	7,954,797	6,297,908
Retained earnings	48,980,123	53,151,206

Total Dynacq stockholders’ equity	65,963,875	71,835,526

Non-controlling interest	187,238	244,245

Total equity	66,151,113	72,079,771

Total liabilities and equity	$78,860,053	$85,267,181

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Reviewed)

	Three months ended February 28,		Six months ended February 28,
	2010	2009	2010	2009
Net patient service revenue	$6,189,394	$12,787,320	$15,174,005	$23,666,558

Costs and expenses:
Compensation and benefits	4,027,753	3,902,678	8,109,660	7,584,218
Medical services and supplies	2,312,647	2,971,716	5,032,150	6,261,536
Other operating expenses	4,219,851	5,242,342	8,903,661	9,877,888
Depreciation and amortization	264,616	383,007	530,595	777,231

Total costs and expenses	10,824,867	12,499,743	22,576,066	24,500,873

Operating income (loss)	(4,635,473)	287,577	(7,402,061)	(834,315)

Other income (expense):
Rent and other income (expense)	(113,452)	34,855	236,166	106,533
Interest income	411,686	314,527	866,581	470,368
Interest expense	(9,482)	(20,661)	(20,875)	(31,658)

Total other income, net	288,752	328,721	1,081,872	545,243

Income (loss) before income taxes	(4,346,721)	616,298	(6,320,189)	(289,072)
Benefit (provision) for income taxes	1,437,703	(325,866)	2,059,599	(64,402)

Net income (loss)	(2,909,018)	290,432	(4,260,590)	(353,474)
Less: Net (income) loss attributable to the noncontrolling interest	70,038	(23)	89,507	1,331

Net income (loss) attributable to Dynacq Healthcare, Inc.	$(2,838,980)	$290,409	$(4,171,083)	$(352,143)

Basic income (loss) per common share:
Net income (loss) attributable to Dynacq Healthcare, Inc. stockholders	$(0.19)	$0.02	$(0.28)	$(0.02)

Diluted income (loss) per common share:
Net income (loss) attributable to Dynacq Healthcare, Inc. stockholders	$(0.19)	$0.02	$(0.28)	$(0.02)

Basic average common shares outstanding	14,725,039	15,546,516	14,964,060	15,550,465

Diluted average common shares outstanding	14,725,039	15,546,516	14,964,060	15,550,465

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Six months ended February 28,
	2010	2009
Cash flows from operating activities
Net loss	$(4,171,083)	$(352,143)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	530,595	777,231
Deferred income taxes	96,567	29,923
Noncontrolling interest	(89,507)	(1,331)
Charge for stock options to employees	225,758	243,511
Foreign currency exchange loss	127,516	—
Changes in operating assets and liabilities:
Accounts receivable	3,811,599	8,627,028
Interest receivable	11,153	—
Inventories	23,375	(14,251)
Prepaid expenses	(372,679)	117,226
Income taxes receivable	(2,438,151)	(2,915,249)
Other assets	5,249	(60,996)
Accounts payable	(46,195)	(103,606)
Accrued liabilities	(927,147)	(1,900,281)
Income taxes payable	(45,420)	(4,193,216)

Net cash provided by (used in) operating activities	(3,258,370)	253,846

Cash flows from investing activities
Purchase of equipment	(389,193)	(180,678)
Purchase of management rights	—	(2,628,198)
Investment in available-for-sale securities	—	(3,906,000)

Net cash used in investing activities	(389,193)	(6,714,876)

Cash flows from financing activities
Principal payments on notes payable	(175,561)	(236,541)
Contributions from, and distributions to, noncontrolling interest, net	32,500	—
Payments on capital lease	(117,791)	(5,023)
Purchase of treasury shares	(3,681,903)	(69,377)
Proceeds from exercise of stock options	89,688	—

Net cash used in financing activities	(3,853,067)	(310,941)

Effect of exchange rate changes on cash	4,847	(5,199)

Net increase (decrease) in cash and cash equivalents	(7,495,783)	(6,777,170)
Cash at beginning of period	39,112,965	45,099,800

Cash at end of period	$31,617,182	$38,322,630

Continued.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows (continued)

	Six months ended February 28,
	2010	2009
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$20,875	$27,837

Income taxes	$327,405	$7,142,944

Non cash investing and financing activities:
Increase (decrease) in value of investment in bonds	$2,566,180	$(1,318,602)
Accumulated other comprehensive income	(1,674,009)	1,318,602
Deferred tax liabilities	(892,171)	—
Common stock	(455)	—
Additional paid-in capital	(2,309,443)	—
Treasury stock	2,309,898	—
Accounts receivable	52,622	—
Property and equipment	(52,622)	—
Equipment from capital lease	—	(435,498)
Capital lease obligation	—	435,498

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

February 28, 2010

(Reviewed)

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $2.4 million and $3.0 million for the quarters ended February 28, 2010 and 2009, respectively, and $5.5 million and $5.7 million for the six months ended February 28, 2010 and 2009, respectively. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2009. Operating results for the quarter ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

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

Investments Available-for-Sale

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of February 28, 2010, based on the quoted market prices as of that date. These investments are subject to default risk. The Company intends to hold these for a minimum period of an additional 12 months. Unrealized gains in the fair value are reported in accumulated other comprehensive income, net of related income tax effect. The Company monitors its investment portfolio for any decline in fair value that is other than temporary and records any such impairment as an impairment loss.

Inventories

Inventories, consisting primarily of medical supplies, are stated at the lower of cost or market, with cost determined by use of the average cost method.

General

As of February 28, 2010, the Company operated one facility each in the Houston metropolitan area (Pasadena facility) and in the Dallas-Fort Worth area (Garland facility) and owned 100% of the equity interest in Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a corporation formed under the laws of the People’s Republic of China to provide healthcare management services in that country. On March 1, 2009, Dynacq-Huai Bei began managing Second People’s Hospital in Rui An, China, and included operating results since November 25, 2008.

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

Subsequent Events

The Company has evaluated subsequent events that have occurred through April 14, 2010, which is the date of issuance of these financial statements, and has accounted for and disclosed material subsequent events in these condensed consolidated financial statements as appropriate.

Net Income (Loss) per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three months ended February 28,		Six months ended February 28,
	2010	2009	2010	2009
Number of weighted average common shares outstanding	14,725,039	15,546,516	14,964,060	15,550,465
Assumed exercise of stock options	—	—	—	—

Average diluted shares outstanding	14,725,039	15,546,516	14,964,060	15,550,465

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net income (loss) per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to approximately 572,000 shares and 601,000 shares for the quarters ended February 28, 2010 and 2009, respectively.

Stock Based Compensation

The Company’s 2000 Incentive Plan (the “Plan”) provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the Plan. As of February 28, 2010, there remain 1,424,654 shares which can be issued under the Plan, after giving effect to stock splits and shares issued under the Plan. The Plan permits stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

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

For the quarter ended February 28, 2010, there were no equity-based compensation awards granted. Generally, options granted become exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after five to ten years. The following table summarizes the stock option activities for the six months ended February 28, 2010 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1)
Outstanding, August 31, 2009	1,376	$3.47	—	$713,300
Granted	—	—	—	—
Exercised	(36)	2.50	—	57,259
Expired or canceled	(18)	2.90	—	—

Outstanding, February 28, 2010	1,322	$3.50	—	$335,780

(1)

These amounts represent the difference between the exercise price and $2.98, the closing price of Dynacq common stock on February 28, 2010 as reported on the NASDAQ stock market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dynacq common stock on the date of exercise.

For the six months ended February 28, 2010 and 2009, the Company received $89,688 and $-0-, respectively, for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $9,000 and $-0- for the six months ended February 28, 2010 and 2009, respectively.

The following summarizes information related to stock options outstanding at February 28, 2010, and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 2.50 – 2.75	751	3.3	$2.53	338	$2.54
$ 4.44 – 5.10	571	3.3	4.78	496	4.73

Total	1,322	3.3	$3.50	834	$3.84

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

Additional information relating to the Plan at February 28, 2010 and August 31, 2009 is as follows (in thousands):

	February 28, 2010	August 31, 2009
Options exercisable	834	881
Options available for grant and reserved common stock shares for stock option plans	1,425	1,407

For the three and six month periods ended February 28, 2010, stock-based compensation expense associated with the Company’s stock options was $112,879 and $225,758, respectively. The total unrecognized compensation expense for outstanding stock options as of February 28, 2010 was $670,000, and will be recognized, in general, over 1.6 years. The weighted average number of years to recognize the compensation expense is 0.9 year.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2010, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value Measurements at February 28, 2010
	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	—	$21,010,833	—

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

Contractual Allowance

Starting March 1, 2008, the Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received, up to 30 days after the end of the period, for the services performed and also estimating amounts collectible within the next six months. Prior to March 1, 2008, the contractual allowance was calculated based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis by operating facility. This ratio of cash collections to billed services was then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for the three and six months ended February 28, 2010 and 2009:

	Three months ended February 28,		Six months ended February 28,
	2010	2009	2010	2009
Gross billed charges	$23,730,510	$38,249,185	$51,714,896	$76,669,648
Contractual allowance	17,972,510	25,461,865	37,571,667	53,003,090

Net revenue	$5,758,000	$12,787,320	$14,143,229	$23,666,558

Contractual allowance percentage	76%	67%	73%	69%

Except for emergency room patients, surgeries at our facilities are typically pre-certified or pre-authorized by the insurance carriers. A majority of the surgeries are either covered by workers’ compensation insurance or by commercial insurers on an out-of-network health plan basis. We currently participate in a small number of managed care contracts.

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

Should our facility disagree with the amount of reimbursement provided by a third-party payer, we are required to pursue the medical dispute resolution (“MDR”) process at the TDWC to request proper reimbursement for services. From January 2007 to November 2008, the Company had been successful in its pursuit of collections regarding the stop-loss cases pending before the State Office of Administrative Hearings (“SOAH”), receiving positive rulings in over 90% of its claims presented for administrative determination. The 2007 district court decision upholding our interpretation of the statute as applied to the stop-loss claims was appealed by certain insurance carriers, and on November 13, 2008 the Third Court of Appeals determined that in order for a hospital to be reimbursed at 75% of its usual and customary audited charges for an inpatient admission, the hospital must not only bill at least $40,000, but also show that the admission involved unusually costly and unusually extensive services. Procedurally, the decision means that each case where a carrier raised an issue regarding whether the services provided were unusually costly or unusually extensive would be remanded to either SOAH or MDR for a case-by-case determination of whether the services provided meet these standards, once the definitions of those standards are determined. As a result of the Third Court of Appeals opinion, any stop-loss cases pending at SOAH have been remanded to the TDWC since these cases have not been reviewed or decided by the two-prong standard decided by the Third Court of Appeals. The SOAH Administrative Law judges determined that the most appropriate location for these cases is the TDWC, pending a final, non-appealable decision.

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

Through February 2010, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. We believe the likelihood that the Company will be obligated to refund the payments is remote. Our request that the TDWC Commissioner enforce the awards which have not been voluntarily paid by the carriers has been refused in approximately 130 cases.

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

China Division

Revenue Recognition Policy

In China, the local government Department of Health establishes billing rates for a hospital’s sale of prescription medication and medical services. A majority of the services provided by Second People’s Hospital is to cash pay patients, who pay for the services in advance. For services provided under the local government’s social healthcare insurance program, we are generally paid at approximately 95% of billed charges two to three months after the date of service. For the current year, however, receipt of these payments has been delayed due to our acquisition of the management of Second People’s Hospital from its prior managers in March 2009. The remaining 5% of billed charges is evaluated by the local government Department of Health on a semi-annual basis and may be paid to the hospital after that evaluation is complete. The Company had bad debt expenses of $8,892 and $9,997 for the three and six months ended February 28, 2010, respectively, related to denials under the social healthcare insurance program, which is less than 1% of the revenues of the China division for the same period. Since the amount of bad debt expense is minimal, it has been included with other operating expenses in the income statement.

Noncontrolling Interest

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as noncontrolling interest. Noncontrolling interest reported in the consolidated income statements reflects the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interest ranged from 1.75% to 2.35% at February 28, 2010).

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive income (loss), but are excluded from net income (loss). Other comprehensive income (loss) amounts are recorded directly as an adjustment to stockholders’ equity, net of tax, and for the three and six months ended February 28, 2010 and 2009 were as follows:

	Three months ended February 28,		Six months ended February 28,
	2010	2009	2010	2009
Net income (loss)	$(2,838,980)	$290,409	$(4,171,083)	$(352,143)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes of $(13,936), $(9,800), $(5,992) and $(1,800), respectively	(25,880)	(18,375)	(11,127)	(3,400)
Change in valuation of investment available-for-sale, net of taxes of $262,267, $(364,200), $898,163 and $(461,500), respectively	487,067	(676,402)	1,668,017	(857,102)

Total other comprehensive loss, net of taxes	(2,377,793)	(404,368)	(2,514,193)	(1,212,645)
Comprehensive loss attributable to the noncontrolling interest	—	—	—	—

Comprehensive loss attributable to Dynacq Healthcare, Inc.	$(2,377,793)	$(404,368)	$(2,514,193)	$(1,212,645)

The components of accumulated other comprehensive income were as follows:

	February 28, 2010	August 31, 2009
Foreign currency translation adjustment, net of taxes of $186,317 and $192,309, respectively	$336,399	$347,527
Change in valuation of investment available-for-sale, net of taxes of $4,102,214 and $3,204,051, respectively	7,618,398	5,950,381

Total accumulated other comprehensive income, net of taxes of $4,288,531 and $3,396,360, respectively	$7,954,797	$6,297,908

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

China Division

Our China Division is set up to provide healthcare management services in China. It includes results of operations for managing Second People’s Hospital in Rui An, China, since November 25, 2008.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three months ended February 28,		Six months ended February 28,
	2010	2009	2010	2009
Revenues from external customers
Net patient service revenues
U.S. Division	$5,758,000	$12,787,320	$14,143,229	$23,666,558
China Division	431,394	—	1,030,776	—

Consolidated	$6,189,394	$12,787,320	$15,174,005	$23,666,558

Income (loss) before taxes
U.S. Division	$(2,764,712)	$2,227,753	$(3,424,374)	$2,691,763
China Division	(1,040,575)	(489,832)	(1,465,648)	(989,980)
Corporate	(541,434)	(1,121,623)	(1,430,167)	(1,990,855)

Consolidated	$(4,346,721)	$616,298	$(6,320,189)	$(289,072)

	February 28,
	2010	2009
Total Assets
U.S. Division	$35,083,260	$43,361,095
China Division	22,506,739	28,867,417
Corporate	21,270,054	2,621,231

Consolidated	$78,860,053	$74,849,743

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended February 28, 2010. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2009.

Results of Operations

	Three Months Ended February 28, 2010							Three Months Ended February 28, 2009
	U.S. Division		China Division		Corporate	Total		U.S. Division		China Division	Corporate	Total
Net patient service revenue	$5,758,000	100%	$431,394	100%	$—	$6,189,394	100%	$12,787,320	100%	$—	$—	$12,787,320	100%

Costs and expenses:
Compensation and benefits	3,075,492	53	345,901	80	606,360	4,027,753	65	3,145,915	25	37,500	719,263	3,902,678	31
Medical services and supplies	2,096,721	36	215,926	50	—	2,312,647	37	2,971,716	23	—	—	2,971,716	23
Other operating expenses	3,179,143	55	718,942	167	321,766	4,219,851	68	4,119,118	32	617,031	506,193	5,242,342	41
Depreciation and amortization	233,811	4	30,805	7	—	264,616	4	365,437	3	17,570	—	383,007	3

Total costs and expenses	8,585,167	149	1,311,574	304	928,126	10,824,867	175	10,602,186	83	672,101	1,225,456	12,499,743	98

Operating income (loss)	(2,827,167)	(49)	(880,180)	(204)	(928,126)	(4,635,473)	(75)	2,185,134	17	(672,101)	(1,225,456)	287,577	2

Other income (expense):
Rent and other income (expense)	60,545	1	(173,997)	(40)	—	(113,452)	(2)	34,855	—	—	—	34,855	—
Interest income	11,392	—	13,602	3	386,692	411,686	7	28,425	—	182,269	103,833	314,527	2
Interest expense	(9,482)	—	—	—	—	(9,482)	—	(20,661)	—	—	—	(20,661)	—

Total other income (expense), net	62,455	1	(160,395)	(37)	386,692	288,752	5	42,619	—	182,269	103,833	328,721	3

Income (loss) before income taxes	(2,764,712)	(48)%	(1,040,575)	(241)%	(541,434)	(4,346,721)	(70)	2,227,753	17%	(489,832)	(1,121,623)	616,298	5

Benefit (provision) for income taxes						1,437,703	23					(325,866)	(3)

Net income (loss)						(2,909,018)	(47)					290,432	2
Less: Net loss (income) attributable to the noncontrolling interest						70,038	1					(23)	—

Net income (loss) attributable to Dynacq Healthcare, Inc.						$(2,838,980)	(46)%					$290,409	2%

Operational statistics (Number of medical procedures) for U.S. Division:
Inpatient:
Bariatrics	54							136
Orthopedics	87							67
Other	20							33

Total inpatient procedures	161							236

Outpatient:
Orthopedics	126							171
Other	256							354

Total outpatient procedures	382							525

Total procedures	543							761

Results of Operations (continued)

	Six Months Ended February 28, 2010							Six Months Ended February 28, 2009
	U.S. Division		China Division		Corporate	Total		U.S. Division		China Division	Corporate	Total
Net patient service revenue	$14,143,229	100%	$1,030,776	100%	$—	$15,174,005	100%	$23,666,558	100%	$—	$—	$23,666,558	100%

Costs and expenses:
Compensation and benefits	6,273,705	44	644,722	63	1,191,233	8,109,660	53	6,406,027	27	75,000	1,103,191	7,584,218	32
Medical services and supplies	4,511,355	32	520,795	51	—	5,032,150	33	6,261,536	26	—	—	6,261,536	26
Other operating expenses	6,471,539	46	1,406,452	136	1,025,670	8,903,661	59	7,742,583	33	1,108,808	1,026,497	9,877,888	42
Depreciation and amortization	469,396	3	61,199	6	—	530,595	3	742,092	3	35,139	—	777,231	3

Total costs and expenses	17,725,995	125	2,633,168	255	2,216,903	22,576,066	149	21,152,238	89	1,218,947	2,129,688	24,500,873	104

Operating income (loss)	(3,582,766)	(25)	(1,602,392)	(155)	(2,216,903)	(7,402,061)	(49)	2,514,320	11	(1,218,947)	(2,129,688)	(834,315)	(4)

Other income (expense):
Rent and other income	151,178	1	84,988	8	—	236,166	2	106,533	—	—	—	106,533	—
Interest income	28,089	—	51,756	5	786,736	866,581	6	102,568	—	228,967	138,833	470,368	2
Interest expense	(20,875)	—	—	—	—	(20,875)	—	(31,658)	—	—	—	(31,658)	—

Total other income, net	158,392	1	136,744	13	786,736	1,081,872	7	177,443	1	228,967	138,833	545,243	2

Income (loss) before income taxes	(3,424,374)	(24)%	(1,465,648)	(142)%	(1,430,167)	(6,320,189)	(42)	2,691,763	11%	(989,980)	(1,990,855)	(289,072)	(1)

Benefit (provision) for income taxes						2,059,599	14					(64,402)	—

Net loss						(4,260,590)	(28)					(353,474)	(1)
Less: Net loss attributable to the noncontrolling interest						89,507	1					1,331	—

Net loss attributable to Dynacq Healthcare, Inc.						$(4,171,083)	(27)%					$(352,143)	(1)%

Operational statistics (Number of medical procedures) for U.S. Division:
Inpatient:
Bariatrics	93							293
Orthopedics	176							128
Other	57							77

Total inpatient procedures	326							498

Outpatient:
Orthopedics	278							346
Other	579							725

Total outpatient procedures	857							1,071

Total procedures	1,183							1,569

Three Months Ended February 28, 2010 Compared to the Three Months Ended February 28, 2009

U.S. Division

Net patient service revenue decreased by $7,029,320, or 55%, from $12,787,320 to $5,758,000, and total surgical cases decreased by 29% from 761 cases in 2009 to 543 cases in 2010. Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage decrease from 2009 to 2010
Facility	Net patient revenue	Cases
Pasadena	(51)%	(20)%
Garland	(58)	(37)
Overall	(55)	(29)

The decrease in net patient service revenue was due to an overall decrease in number of cases by 29% in 2010 compared to 2009. There was a significant decrease of 32% in inpatient cases, which typically have higher average reimbursement per case compared to outpatient cases. While the number of cases and the gross billed charges decreased by 29% and 38%, respectively, net patient service revenue decreased 55% due to an increase in the contractual allowance as a percentage of gross billed charges. The contractual allowance increased from 67%of gross billed charges for the quarter ended February 28, 2009 to 76% of gross billed charges for the quarter ended February 28, 2010, due to lower reimbursements, primarily on workers’ compensation cases.

Total costs and expenses decreased by $2,017,019 or 19%, from $10,602,186 in 2009 to $8,585,167 in 2010. The following describes the various changes in costs and expenses:

•	Compensation and benefits decreased marginally by $70,423, or 2%, primarily due to lower net patient service revenues.

•	Medical services and supplies expenses decreased by $874,995, or 29%, and the number of surgery cases also decreased 29%.

•

Other operating expenses decreased by $939,975, or 23%. Marketing expenses, included in other operating expenses, decreased by $300,000 from $1,500,000 in 2009 to $1,200,000 in 2010. Other operating expenses, excluding marketing expenses, as a percentage of gross billed charges were 8.3% and 6.9% for 2010 and 2009, respectively.

China Division

For the quarter ended February 28, 2010, Second People’s Hospital had net patient service revenues of $431,394, with no such corresponding revenues in the prior period. The contract to manage the Second People’s Hospital in Rui An, China was executed in March 2009, and included operating results since November 25, 2008.

Total costs and expenses for the China Division increased by $639,473, from $672,101 in 2009 to $1,311,574 in 2010. In 2010, total costs and expenses includes the operations associated with Second People’s Hospital in Rui An, China.

Corporate Division

The Corporate division includes interest and other income related to the investments in available-for-sale securities, corporate personnel compensation expenses and general and administrative expenses. Such expenses and income are not allocated to our operating divisions, as they relate to our general corporate activities. Corporate costs and expenses decreased by $297,330 from $1,225,456 in 2009 to $928,126 in 2010, due to decreases in overall patient revenues. Interest income of $386,692 in 2010 and $103,833 in 2009 relates to the investments in available-for-sale securities, which were purchased at a cost of $9,135,146 and have appreciated in fair value to $21,010,833 as at February 28, 2010. Unrealized gains in these investments of $11,720,612 are included in accumulated other comprehensive income in the Consolidated Balance Sheet, net of taxes of $4,102,214.

Six Months Ended February 28, 2010 Compared to the Six Months Ended February 28, 2009

U.S. Division

Net patient service revenue decreased by $9,523,329, or 40%, from $23,666,558 to $14,143,229, and total surgical cases decreased by 25% from 1,569 cases in 2009 to 1,183 cases in 2010. Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage decrease from 2009 to 2010
Facility	Net patient revenue	Cases
Pasadena	(10)%	—%
Garland	(57)	(44)
Overall	(40)	(25)

The decrease in net patient service revenue was due to an overall decrease in number of cases by 25% in 2010 compared to 2009. There was a significant decrease of 35% in inpatient cases, which typically have higher average reimbursement per case compared to outpatient cases. While the number of cases and the gross billed charges decreased by 25% and 33%, respectively, net patient service revenue decreased 40% due to an increase in the contractual allowance as a percentage of gross billed charges. The contractual allowance increased from 69% of gross billed charges for the six months period ended February 28, 2009 to 73% of gross billed charges for the six months period ended February 28, 2010, due to lower reimbursements, primarily on workers’ compensation cases.

Total costs and expenses decreased by $3,426,243 or 16%, from $21,152,238 in 2009 to $17,725,995 in 2010. The following describes the various changes in costs and expenses:

•	Compensation and benefits decreased marginally by $132,322, or 2%, primarily due to lower net patient service revenues.

•	Medical services and supplies expenses decreased by $1,750,181, or 28%, and the number of surgery cases decreased 25%.

•

Other operating expenses decreased by $1,271,044, or 16%. Marketing expenses, included in other operating expenses, decreased by $331,000 from $3,031,000 in 2009 to $2,700,000 in 2010. Other operating expenses, excluding marketing expenses, as a percentage of gross billed charges were 7.3% and 6.2% for 2010 and 2009, respectively.

China Division

For the six months period ended February 28, 2010, Second People’s Hospital had net patient service revenues of $1,030,776, with no such corresponding revenues in the prior period. The contract to manage the Second People’s Hospital in Rui An, China was executed in March 2009, and included operating results since November 25, 2008.

Total costs and expenses for the China Division increased by $1,414,221, from $1,218,947 in 2009 to $2,633,168 in 2010. In 2010, total costs and expenses includes the operations associated with Second People’s Hospital in Rui An, China.

Corporate Division

The Corporate division includes interest and other income related to the investments in available-for-sale securities, corporate personnel compensation expenses and general and administrative expenses. Such expenses and income are not allocated to our operating divisions, as they relate to our general corporate activities. Corporate costs and expenses increased marginally by $87,215 from $2,129,688 in 2009 to $2,216,903 in 2010. Interest income of $786,736 in 2010 and $138,833 in 2009 relates to the investments in available-for-sale securities, which were purchased at a cost of $9,135,146 and have appreciated in fair value to $21,010,833 as at February 28, 2010. Unrealized gains in these investments of $11,720,612 are included in accumulated other comprehensive income in the Consolidated Balance Sheet, net of taxes of $4,102,214.

Liquidity and Capital Resources

Our 2009 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Total cash flow used in operating activities was $3,258,370 during the period ended February 28, 2010, primarily due to a loss of $4,171,083, decreases in accounts payable and accrued liabilities of $973,342, changes in income tax related accounts of $2,387,004, partially offset by decreases in accounts receivable of $3,811,599 and depreciation and amortization of $530,595.

Cash flow from investing activities

Total cash flow used in investing activities was $389,193 for purchase of equipment.

Cash flow from financing activities

Total cash flow used in financing activities was $3,853,067 primarily related to treasury stock purchases of $3,681,903 and $175,561 payments on the note payable for class action lawsuit settlement.

The Company had working capital of $33,223,451 as of February 28, 2010, and maintained a liquid position by a current ratio of approximately 4.8 to 1.

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

In May 2009, the FASB issued ASC Topic 855-10, “Subsequent Events” (formerly referred to as SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption in the fourth quarter of fiscal year 2009 did not have any material impact on the Company’s consolidated financial statements. For the quarter ended February 28, 2010, the Company evaluated subsequent events through April 14, 2010, the date the consolidated financial statements were issued.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of February 28, 2010, our internal disclosure controls and procedures were effective.

There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our Texas facilities’ fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Revenue Recognition, as well as Business – Government Regulation – U.S. Division –Texas Workers’ Compensation Systems and Management’s Discussion and Analysis of Financial Condition in our Form 10-K for the fiscal year ended August 31, 2009, for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 1A.	Risk Factors.

The Company’s Risk Factors as disclosed in its Form 10-K for the year ended August 31, 2009 have not changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company

On February 29, 2008 the Company’s Board of Directors authorized a program of repurchasing up to 2 million of its outstanding securities from time to time in open market transactions at prevailing prices on NASDAQ. Shares repurchased during the quarter ended February 28, 2010 pursuant to our repurchase program include the following:

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs
December 1 – 31, 2009	14,091		$3.52	14,091	1,422,358
January 1 – 31, 2010	1,005,606	(1)	3.20	5,520	1,416,838
February 1 – 28, 2010	13,282		2.96	13,282	1,403,556

Total	1,032,979		$3.20	32,893	1,403,556

(1)

This includes 1,000,086 shares of common stock of the Company purchased as treasury stock in a privately negotiated purchase from three individual shareholders. Two of those individual shareholders served as independent contractors to the Company under the General Manager of the China Division in 2009; one of those individuals continues to serve in that capacity to the Company.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Election of Directors and Ratification of Engagement of Independent Auditors

Prior to the Annual Meeting of Shareholders held on February 15, 2010, the Board of Directors reduced the size of the Board to six persons and decided not to fill the vacancy in the Board created by the death shortly prior to the delivery of the proxy statements of one of its directors who had been nominated for re-election at the annual meeting. Each of our directors was reelected to serve until our next annual meeting of shareholders or until his or her respective successor is elected and qualified. The following table sets forth the results of the voting for the election of directors:

Nominee	For	Withheld	Abstentions and Broker Non-votes
Chiu M. Chan	9,190,274	331,859	—
Philip S. Chan	9,174,204	347,929	—
Stephen L. Huber	9,514,434	7,699	—
Ping S. Chu	9,515,403	6,730	—
James G. Gerace	9,515,037	7,096	—
Xiao H. Li	9,221,667	300,466	—

The stockholders also ratified the engagement of Killman, Murrell & Company, P.C. as the independent auditors for the fiscal year ending August 31, 2010. The proposal to ratify received 11,089,944 affirmative votes and 2,893 negative votes, with 100 votes abstaining.

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

DYNACQ HEALTHCARE, INC.

Date: April 14, 2010	By:	/s/ Chiu M. Chan
Chiu M. Chan
Chief Executive Officer
(duly authorized officer)

Date: April 14, 2010	By:	/s/ Philip S. Chan
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