Form 10-K/A
period 2009-08-31
DYNACQ HEALTHCARE INC
filed 2010-04-21
CIK 890908

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-K

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

Portions of the definitive proxy statement relating to the 2010 Annual Meeting of Shareholders of the Company, which was filed with the Commission by December 28, 2009, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

EXPLANATORY NOTE

Dynacq Healthcare, Inc. (referred to as the “Company” or “Dynacq”) is filing this Amendment No. 1 to Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended August 31, 2009 originally filed with the Securities and Exchange Commission on November 23, 2009 (the “Form 10-K”) solely to amend or include certain information contained in Item 15(b). Exhibits.

As a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Form 10-K have been re-executed and re-filed as of the date of this Amendment No. 1.

Except as described above, no changes have been made to the Form 10-K, and this Amendment No. 1 does not amend, update or change the financial statements or any other items or disclosures in the Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures and should be read in conjunction with the Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(b) Exhibits. The following exhibits are to be filed as part of the annual report:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

*Exhibit 10.8	Rui An Second People’s Hospital Entrustment Management Contract dated August 13, 2005 between the Rui An Department of Health and Wen Zhou Li Ji Hospital Investment Management Company, Ltd.

*Exhibit 10.9	Share Transfer Agreement dated March 12, 2009 between the owners of Wen Zhou Li Ji Hospital Investment Management Company, Ltd and Shanghai Feng Han Enterprise Development Ltd.

*Exhibit 10.10	Supplemental Share Transfer Agreement dated March 12, 2009 between the owners of Wen Zhou Li Ji Hospital Investment Management Company, Ltd and Shanghai Feng Han Enterprise Development Ltd.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been redacted and the redacted portions have been separately filed with the SEC pursuant to a Request for Confidential Treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynacq Healthcare, Inc.

Date: April 21, 2010	By:	/s/ Chiu M. Chan
Chiu M. Chan, Chief Executive Officer

EXHIBIT INDEX

*Exhibit 10.8	Rui An Second People’s Hospital Entrustment Management Contract dated August 13, 2005 between the Rui An Department of Health and Wen Zhou Li Ji Hospital Investment Management Company, Ltd.

*Exhibit 10.9	Share Transfer Agreement dated March 12, 2009 between the owners of Wen Zhou Li Ji Hospital Investment Management Company, Ltd and Shanghai Feng Han Enterprise Development Ltd.

*Exhibit 10.10	Supplemental Share Transfer Agreement dated March 12, 2009 between the owners of Wen Zhou Li Ji Hospital Investment Management Company, Ltd and Shanghai Feng Han Enterprise Development Ltd.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been redacted and the redacted portions have been separately filed with the SEC pursuant to a Request for Confidential Treatment.