Form 10-Q
period 2010-05-31
DYNACQ HEALTHCARE INC
filed 2010-07-15
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

As of July 9, 2010, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 14,176,960.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have reviewed the accompanying consolidated balance sheet of Dynacq Healthcare, Inc., as of May 31, 2010, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended May 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Killman, Murrell & Company, P.C.

Killman, Murrell & Company, P.C.

Houston, Texas

July 15, 2010

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	May 31, 2010	August 31, 2009
	(Reviewed)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$29,894,338	$39,112,965
Accounts receivable, net of contractual allowances of approximately $225,028,000 and $236,996,000 at May 31, 2010 and August 31, 2009, respectively	2,822,383	8,671,389
Inventories	1,462,607	1,518,815
Interest receivable	441,711	270,374
Prepaid expenses	378,646	373,949
Income taxes receivable	3,232,024	—
Deferred tax assets	624,511	770,400

Total current assets	38,856,220	50,717,892
Investments available-for-sale	20,844,284	18,572,169
Investment in real estate, net	2,003,447	—
Property and equipment, net	14,465,228	14,858,207
Income tax receivable	868,249	868,249
Other assets	263,643	250,664

Total assets	$77,301,071	$85,267,181

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	May 31, 2010	August 31, 2009
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,187,648	$3,395,053
Accrued liabilities	5,220,142	6,244,978
Current portion of notes payable	64,421	251,131
Current portion of capital lease obligations	74,601	80,627
Current taxes payable	3,000	128,420

Total current liabilities	8,549,812	10,100,209
Non-current liabilities:
Long-term portion of notes payable	1,170,670	—
Long-term portion of capital lease obligations	279,071	335,582
Deferred tax liabilities	3,515,833	2,751,619

Total liabilities	13,515,386	13,187,410

Commitments and contingencies
Equity:
Dynacq stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 14,176,960 and 15,815,120 shares issued at May 31, 2010 and August 31, 2009, respectively	14,177	15,815
Treasury stock, -0- and 489,672 shares at May 31, 2010 and August 31, 2009, respectively, at cost	—	(2,429,465)
Additional paid-in capital	9,000,385	14,800,062
Accumulated other comprehensive income	7,992,604	6,297,908
Retained earnings	46,658,483	53,151,206

Total Dynacq stockholders’ equity	63,665,649	71,835,526

Non-controlling interest	120,036	244,245

Total equity	63,785,685	72,079,771

Total liabilities and equity	$77,301,071	$85,267,181

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Reviewed)

	Three months ended May 31,		Nine months ended May 31,
	2010	2009	2010	2009
Net patient service revenue	$4,908,016	$13,004,336	$20,082,021	$36,670,894

Costs and expenses:
Compensation and benefits	3,962,384	4,480,580	12,072,044	12,064,798
Medical services and supplies	1,563,254	2,909,761	6,595,404	9,171,297
Other operating expenses	2,966,490	4,268,658	11,870,151	14,146,546
Depreciation and amortization	273,937	349,283	804,532	1,126,514

Total costs and expenses	8,766,065	12,008,282	31,342,131	36,509,155

Operating income (loss)	(3,858,049)	996,054	(11,260,110)	161,739

Other income:
Rent and other income (expense)	(233,177)	145,484	2,989	252,017
Interest income	542,807	520,030	1,409,388	990,398
Interest expense	(9,187)	(16,021)	(30,062)	(47,679)

Total other income, net	300,443	649,493	1,382,315	1,194,736

Income (loss) before income taxes	(3,557,606)	1,645,547	(9,877,795)	1,356,475
Benefit (provision) for income taxes	1,168,764	(630,082)	3,228,363	(694,484)

Net income (loss)	(2,388,842)	1,015,465	(6,649,432)	661,991
Less: Net (income) loss attributable to the noncontrolling interest	67,202	(11,050)	156,709	(9,719)

Net income (loss) attributable to Dynacq Healthcare, Inc.	$(2,321,640)	$1,004,415	$(6,492,723)	$652,272

Basic income (loss) per common share:
Net income (loss) attributable to Dynacq Healthcare, Inc. stockholders	$(0.16)	$0.06	$(0.44)	$0.04

Diluted income (loss) per common share:
Net income (loss) attributable to Dynacq Healthcare, Inc. stockholders	$(0.16)	$0.06	$(0.44)	$0.04

Basic average common shares outstanding	14,196,141	15,521,489	14,731,232	15,540,389

Diluted average common shares outstanding	14,196,141	15,720,852	14,731,232	15,781,789

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Nine months ended May 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$(6,492,723)	$652,272
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	804,532	1,126,514
Deferred income taxes	6,573	91,055
Noncontrolling interest	(156,709)	9,719
Loss on sale of assets	1,682	—
Charge for stock options to employees	338,637	364,512
Foreign currency exchange loss	340,043	—
Changes in operating assets and liabilities:
Accounts receivable	5,849,316	10,345,773
Interest receivable	(171,337)	(541,416)
Inventories	56,362	25
Prepaid expenses	(4,696)	133,013
Income taxes receivable	(3,232,024)	(103,319)
Other assets	(12,845)	(30,368)
Accounts payable	(208,053)	(317,362)
Accrued liabilities	(1,047,538)	(1,677,545)
Income taxes payable	(125,420)	(3,804,965)

Net cash provided by (used in) operating activities	(4,054,200)	6,247,908

Cash flows from investing activities
Purchase of equipment	(454,679)	(370,138)
Proceeds from sale of assets	52,622	—
Purchase of real estate	(2,014,207)	—
Purchase of management rights	—	(2,631,601)
Accounts payable applicable to purchase of management rights	—	98,513
Investment in available-for-sale securities	—	(9,134,660)

Net cash used in investing activities	(2,416,264)	(12,037,886)

Cash flows from financing activities
Principal payments on notes payable	(261,815)	(357,493)
Proceeds from notes payable	1,245,775	—
Contributions from, and distributions to, noncontrolling interest, net	32,500	71,750
Payments on capital lease	(62,537)	(26,488)
Purchase of treasury shares	(3,809,174)	(165,963)
Proceeds from exercise of stock options	89,688	3,750

Net cash used in financing activities	(2,765,563)	(474,444)

Effect of exchange rate changes on cash	17,400	36,542

Net decrease in cash and cash equivalents	(9,218,627)	(6,227,880)
Cash at beginning of period	39,112,965	45,099,800

Cash at end of period	$29,894,338	$38,871,920

Continued.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows (continued)

(Reviewed)

	Nine months ended May 31,
	2010	2009
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$30,062	$132,370

Income taxes	$406,153	$4,408,393

Non cash investing and financing activities:
Investment in bonds	$2,612,158	$(660,000)
Accumulated other comprehensive income	(1,699,629)	520,600
Deferred tax asset/liabilities	(912,529)	139,400
Common stock	(1,674)	—
Additional paid-in capital	(6,236,965)	—
Treasury stock	6,238,639	—
Equipment from capital lease	—	(435,498)
Capital lease obligation	—	435,498

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

May 31, 2010

(Reviewed)

Basis of Presentation

Except where otherwise stated or indicated by context, references to “we”, “us”, “our” and the “Company” refer collectively to Dynacq Healthcare, Inc. and its affiliates. The terms “affiliates” means direct and indirect subsidiaries of Dynacq Healthcare, Inc. and partnership and joint ventures in which subsidiaries are general or limited partners or members. The accompanying reviewed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $1.7 million and $2.7 million for the quarters ended May 31, 2010 and 2009, respectively, and $7.2 million and $8.4 million for the nine months ended May 31, 2010 and 2009, respectively. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2009. Operating results for the quarter ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

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

Investments Available-for-Sale

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of May 31, 2010, based on the quoted market prices as of that date. These investments are subject to default risk. The Company intends to hold these for a minimum period of an additional 12 months. Unrealized gains in the fair value are reported in accumulated other comprehensive income, net of related income tax effect. The Company regularly monitors its investment portfolio for any decline in fair value that is other than temporary and records any such impairment as an impairment loss.

Investment in Real Estate and Note Payable

In March 2010, the Company purchased an apartment in Hong Kong as an investment for $2,014,207. The Company obtained an 18-year mortgage loan of $1,245,775 from a financial institution, with a variable interest rate at the lower of 3-month Hang Seng Interbank Offered Rates plus 0.7% or 2.9% below the Hong Kong Dollar best lending rate quoted by the financial institution. The effective interest rate at May 31, 2010 was 0.849%. The Company has paid down $10,684 during the quarter ended May 31, 2010 and the current and long-term portions of the note payable as of May 31, 2010 are $64,421 and $1,170,670, respectively. For the quarter ended May 31, 2010, depreciation expense was $10,760.

Inventories

Inventories, consisting primarily of medical supplies, are stated at the lower of cost or market, with cost determined by use of the average cost method.

General

As of May 31, 2010, the Company operated one facility each in the Houston metropolitan area (Pasadena facility) and in the Dallas-Fort Worth area (Garland facility) and owned 100% of the equity interest in Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a corporation formed under the laws of the People’s Republic of China to provide healthcare management services in that country. On March 1, 2009, Dynacq-Huai Bei began managing Second People’s Hospital in Rui An, China, and included operating results since November 25, 2008.

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

Net Income (Loss) per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three months ended May 31,		Nine months ended May 31,
	2010	2009	2010	2009
Number of weighted average common shares outstanding	14,196,141	15,521,489	14,731,232	15,540,389
Assumed exercise of stock options	—	199,363	—	241,400

Average diluted shares outstanding	14,196,141	15,720,852	14,731,232	15,781,789

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net income (loss) per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to approximately 620,000 shares and 575,000 shares for the quarters ended May 31, 2010 and 2009, respectively.

Stock Based Compensation

The Company’s 2000 Incentive Plan (the “Plan”) provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the Plan. As of May 31, 2010, there remain 1,440,154 shares which can be issued under the Plan, after giving effect to stock splits and shares issued under the Plan. The Plan permits stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

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

The Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee has the power to determine which eligible participants will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares, and all of the terms of the awards. The Company may at any time amend or terminate the Plan. However, no amendment that would impair the rights of any participant with respect to outstanding grants can be made without the participant’s prior consent. Stockholder approval of an amendment to the Plan is necessary only when required by applicable law or stock exchange rules.

For the quarter ended May 31, 2010, there were no equity-based compensation awards granted. Generally, options granted become exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after five to ten years. The following table summarizes the stock option activities for the nine months ended May 31, 2010 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1)
Outstanding, August 31, 2009	1,376	$3.47	—	$713,300
Granted	—	—	—	—
Exercised	(36)	2.50	—	57,259
Expired or canceled	(33)	2.86	—	—

Outstanding, May 31, 2010	1,307	$3.51	—	$108,481

(1)

These amounts represent the difference between the exercise price and $2.67, the closing price of Dynacq common stock on May 31, 2010 as reported on the NASDAQ stock market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dynacq common stock on the date of exercise.

For the nine months ended May 31, 2010 and 2009, the Company received $89,688 and $3,750, respectively, for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $9,000 and $-0- for the nine months ended May 31, 2010 and 2009, respectively.

The following summarizes information related to stock options outstanding at May 31, 2010, and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 2.50 – 2.75	738	3.1	$2.53	338	$2.54
$ 4.44 – 5.10	569	3.0	4.78	494	4.73

Total	1,307	3.0	$3.51	832	$3.84

In July 2008, a performance share award was granted by the Compensation Committee to an employee whereby the employee could have earned up to 1 million shares of the Company’s common stock if certain operating performance criteria were met. In connection with renegotiation of this employee’s arrangements with the Company, this performance award was cancelled effective as of July 15, 2010. Such shares are not reflected in the above tables for stock option activities and stock options outstanding.

Additional information relating to the Plan at May 31, 2010 and August 31, 2009 is as follows (in thousands):

	May 31, 2010	August 31, 2009
Options exercisable	832	881
Options available for grant and reserved common stock shares for stock option plans	1,440	1,407

For the three and nine month periods ended May 31, 2010, stock-based compensation expense associated with the Company’s stock options was $112,879 and $338,637, respectively. The total unrecognized compensation expense for outstanding stock options as of May 31, 2010 was $557,000, and will be recognized, in general, over 1.4 years. The weighted average number of years to recognize the compensation expense is nine months.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to fair value disclosure requirements. The new guidance resulted in a change in the Company’s accounting policy effective March 1, 2010. Under this guidance, companies will be required to make additional disclosures concerning significant transfers of amounts between the Level 1 and Level 2 fair value disclosures, as well as further disaggregation of the types of activity that were previously disclosed in the rollforward of Level 3 fair value disclosures. Further, the guidance clarifies the level of aggregation of assets and liabilities within the fair value hierarchy that may be presented. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2010, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value Measurements at May 31, 2010
	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	—	$20,844,284	—

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

Contractual Allowance

Starting March 1, 2008, the Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received, up to 30 days after the end of the period, for the services performed and also estimating amounts collectible within the next six months. Prior to March 1, 2008, the contractual allowance was calculated based on the ratio of the Company’s historical cash collections during the trailing twelve months on a case-by-case basis by operating facility. This ratio of cash collections to billed services was then applied to the gross billed services by operating facility. The following table shows gross revenues and contractual allowances for the three and nine months ended May 31, 2010 and 2009:

	Three months ended May 31,		Nine months ended May 31,
	2010	2009	2010	2009
Gross billed charges	$15,618,481	$27,381,775	$67,333,377	$104,051,423
Contractual allowance	11,249,116	15,554,717	48,820,783	68,557,807

Net revenue	$4,369,365	$11,827,058	$18,512,594	$35,493,616

Contractual allowance percentage	72%	57%	73%	66%

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

Should we disagree with the amount of reimbursement provided by a third-party payer, we are required to pursue the medical dispute resolution (“MDR”) process at the TDWC to request proper reimbursement for services. From January 2007 to November 2008, the Company had been successful in its pursuit of collections regarding the stop-loss cases pending before the State Office of Administrative Hearings (“SOAH”), receiving positive rulings in over 90% of its claims presented for administrative determination. The 2007 district court decision upholding our interpretation of the statute as applied to the stop-loss claims was appealed by certain insurance carriers, and on November 13, 2008, the Third Court of Appeals determined that in order for a hospital to be reimbursed at 75% of its usual and customary audited charges for an inpatient admission, the hospital must not only bill at least $40,000, but also show that the admission involved unusually costly and unusually extensive services. Procedurally, the decision means that each case where a carrier raised an issue regarding whether the services provided were unusually costly or unusually extensive would be remanded to either SOAH or MDR for a case-by-case determination of whether the services provided meet these standards, once the definitions of those standards are determined. As a result of the Third Court of Appeals opinion, any stop-loss cases pending at SOAH have been remanded to the TDWC since these cases have not been reviewed or decided by the two-prong standard decided by the Third Court of Appeals. The SOAH Administrative Law judges determined that the most appropriate location for these cases is the TDWC, pending a final, non-appealable decision.

A petition asking the Texas Supreme Court to review the Third Court of Appeals decision has been denied by the Texas Supreme Court. A Motion for Rehearing of Denial of Petition for Review has been filed and is pending. Because the Texas Supreme Court has affirmed the Third Court of Appeals decision, final adjudication in these pending stop-loss cases will depend on the uncertain outcome of a very lengthy process. We anticipate further, lengthy litigation at the Travis County District Courts and the Texas Courts of Appeals to establish the legal definition of unusually costly and unusually extensive services. Because of this lengthy process and the uncertainty of recovery in these cases, collection of a material amount of funds in these pending stop-loss cases is not anticipated during the 2010 fiscal year nor possibly during the 2011 fiscal year.

Through May 2010, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. We believe the likelihood that the Company will be obligated to refund the payments is remote. Our request that the TDWC Commissioner enforce the awards which have not been voluntarily paid by the carriers has been refused in approximately 130 cases.

Claims regarding payment for hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and ultimately in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges. In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases, which have been appealed to the Travis County district courts, challenge the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling has been appealed to the Third Court of Appeals. If upheld by the Texas Court of Appeal, this ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided in 2001 and 2002 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008, when the Guidelines took effect. Probability of collection in these cases is marginal and depends on the rulings of the Third Court of Appeals.

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

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. Due to reasons discussed above for fully reserving all MDR accounts receivable, the Company does not have any long term receivables since August 31, 2008. At each balance sheet date management reviews the accounts receivable for collectibility.

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

China Division

Revenue Recognition Policy

In China, the local government Department of Health establishes billing rates for a hospital’s sale of prescription medication and medical services. A majority of the services provided by Second People’s Hospital is to cash pay patients, who pay for the services in advance. For services provided under the local government’s social healthcare insurance program, we are generally paid at approximately 95% of billed charges two to three months after the date of service. For the current year, however, receipt of these payments has been delayed due to our acquisition of the management of Second People’s Hospital from its prior managers in March 2009. The remaining 5% of billed charges is evaluated by the local government Department of Health on a semi-annual basis and may be paid to the hospital after that evaluation is complete. The Company had bad debt expenses of $1,815 and $-0- for the three months ended May 31, 2010 and 2009, respectively, and $11,812 and $-0- for the nine months ended May 31, 2010 and 2009, respectively, related to denials under the social healthcare insurance program. Since the amount of bad debt expense is minimal, it has been included with other operating expenses in the income statement.

Noncontrolling Interest

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as noncontrolling interest. Noncontrolling interest reported in the consolidated income statements reflects the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interest ranged from 1.75% to 2.35% at May 31, 2010).

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive income (loss), but are excluded from net income (loss). Other comprehensive income (loss) amounts are recorded directly as an adjustment to stockholders’ equity, net of tax, and for the three and nine months ended May 31, 2010 and 2009 were as follows:

	Three months ended May 31,		Nine months ended May 31,
	2010	2009	2010	2009
Net income (loss)	$(2,321,640)	$1,004,415	$(6,492,723)	$652,272
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes of $4,266, $93,400, $(1,726) and $91,600, respectively	7,920	173,546	(3,207)	170,146
Change in valuation of investment available-for-sale, net of taxes of $16,092, $230,500, $914,255 and $(231,000), respectively	29,886	428,102	1,697,903	(429,000)

Total other comprehensive income (loss), net of taxes	(2,283,834)	1,606,063	(4,798,027)	393,418
Comprehensive income (loss) attributable to the noncontrolling interest	—	—	—	—

Comprehensive income (loss) attributable to Dynacq Healthcare, Inc.	$(2,283,834)	$1,606,063	$(4,798,027)	$393,418

The components of accumulated other comprehensive income were as follows:

	May 31, 2010	August 31, 2009
Foreign currency translation adjustment, net of taxes of $190,583 and $192,309, respectively	$344,320	$347,527
Change in valuation of investment available-for-sale, net of taxes of $4,118,306 and $3,204,051, respectively	7,648,284	5,950,381

Total accumulated other comprehensive income, net of taxes of $4,308,889 and $3,396,360, respectively	$7,992,604	$6,297,908

Contingencies

The Company maintains various insurance policies that cover each of its U.S. facilities; including occurrence medical malpractice coverage. In addition, all physicians granted privileges at the Company’s U.S. facilities are required to maintain medical malpractice insurance coverage. The Company also maintains general liability and property insurance coverage for each U.S. facility, including flood coverage. The Company does not currently maintain workers’ compensation coverage in Texas. In regard to the Employee Health Insurance Plan, the Company is self-insured with specific and aggregate re-insurance with stop-loss levels appropriate for the Company’s group size. Coverage is maintained in amounts management deems adequate.

The management agreement for the Second People’s Hospital requires that 1% of the drug income, and drug income in excess of 40% of total sales, of the hospital be paid to the government. This requirement was designed to control the cost of drugs by discouraging the sale by the hospital of drugs purchased from other than approved drug vendors. However, the local government has not published a list of approved drug vendors and therefore has not enforced the payment provision since the inception of the original management agreement. The Company has been advised by a local attorney that enforcement of that provision is remote, so it has not accrued the amount that would be payable to the local government if this provision were enforced. If the government were to enforce this provision, Dynacq-Huai Bei could potentially owe approximately $1.3 million to the government for the period of time since inception of the original management contract on the hospital.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our Texas facilities’ fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Revenue Recognition above, as well as Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue Recognition – U.S. Division – Contractual Allowance in our Form 10-K for the fiscal year ended August 31, 2009, for a detailed description of the MDR process and certain of our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

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

Dynacq-Huai Bei will manage the Third People’s Hospital in Rui An upon completion of construction of that hospital, which is expected in calendar year 2010.

The Company has organized Sino Bond Inc. Limited, a Hong Kong corporation (“Sino Bond”), to hold and manage investments in Hong Kong. Sino Bond has terminated with effect from April 30, 2010 its previous three-year marketing contract effective October 1, 2008 for marketing of healthcare services to be provided by Dynacq subsidiaries in China and Southeast Asia. With effect as of June 1, 2010, Sino Bond has entered into a new three-year marketing contract with a different entity for marketing of healthcare services to be provided by Dynacq subsidiaries in China and Southeast Asia.

In August 2009 the Company organized Hu GangJing (Hang Zhou) Technology Co. Ltd. (“Hang Zhou Tech”) under the laws of the People’s Republic of China for the purpose of forming joint ventures to invest in companies in China engaged in businesses such as energy production, life sciences and pharmaceuticals. Hang Zhou Tech is not currently actively pursuing any joint ventures.

In March 2010 the Company organized Shanghai HuJin Investment Management Ltd Inc (“Shanghai HuJin”) under the laws of the People’s Republic of China for the purpose of directly engaging in businesses in China such as brokering the sale of coal and other activities.

Corporate Division

The Company has invested in available-for-sale securities which will be held until the Company is able to identify and fund attractive opportunities to acquire or manage operating companies in China and Southeast Asia. Our corporate division includes interest and other income related to these investments in available-for-sale securities, corporate personnel compensation expenses, and general and administrative expenses. Such expenses and income are not allocated to our operating divisions, as they relate to our general corporate activities.

We generally evaluate performance based on profit or loss from operations before income taxes and non-recurring charges and other criteria. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no transfers between operating segments.

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three months ended May 31,		Nine months ended May 31,
	2010	2009	2010	2009
Revenues from external customers
Net patient service revenues
U.S. Division	$4,369,365	$11,827,058	$18,512,594	$35,493,616
China Division	538,651	1,177,278	1,569,427	1,177,278

Consolidated	$4,908,016	$13,004,336	$20,082,021	$36,670,894

Income (loss) before taxes
U.S. Division	$(2,323,050)	$2,658,408	$(5,747,424)	$5,350,171
China Division	(637,096)	(571,424)	(2,102,744)	(1,561,404)
Corporate	(597,460)	(441,437)	(2,027,627)	(2,432,292)

Consolidated	$(3,557,606)	$1,645,547	$(9,877,795)	$1,356,475

	May 31,
	2010	2009
Total Assets
U.S. Division	$31,514,346	$44,429,772
China Division	24,500,730	23,429,946
Corporate	21,285,995	9,241,279

Consolidated	$77,301,071	$77,100,997

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Form 10-Q for the quarterly period ended May 31, 2010 includes statements about Dynacq Healthcare, Inc. (which together with its affiliates is identified as the “Company,” “we”, “us” or “our,” unless otherwise stated or indicated by context) which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) which are forward-looking statements. The terms “affiliates” means direct and indirect subsidiaries of Dynacq Healthcare, Inc. and partnership and joint ventures in which subsidiaries are general or limited partners or members. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Such forward-looking statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the risks and uncertainties described in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2009. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should read the following discussion of the results of our business and our operations and financial condition in conjunction with our reviewed consolidated financial statements, including the notes, included in this quarterly report on Form 10-Q and our audited consolidated financial statements, including the notes, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended May 31, 2010. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2009.

Results of Operations

	Three Months Ended May 31, 2010							Three Months Ended May 31, 2009
	U.S. Division		China Division		Corporate	Total		U.S. Division		China Division		Corporate	Total
Net patient service revenue	$4,369,365	100%	$538,651	100%	$—	$4,908,016	100%	$11,827,058	100%	$1,177,278	100%	$—	$13,004,336	100%

Costs and expenses:
Compensation and benefits	3,058,054	70	298,387	55	605,943	3,962,384	81	3,382,298	29	481,243	41	617,039	4,480,580	34
Medical services and supplies	1,267,090	29	296,164	55	—	1,563,254	32	2,293,773	19	615,988	52	—	2,909,761	22
Other operating expenses	2,172,189	50	412,015	76	382,286	2,966,490	60	3,354,397	28	628,110	53	286,151	4,268,658	33
Depreciation and amortization	233,332	5	40,605	8	—	273,937	6	269,694	2	79,589	7	—	349,283	3

Total costs and expenses	6,730,665	154	1,047,171	194	988,229	8,766,065	179	9,300,162	79	1,804,930	153	903,190	12,008,282	92

Operating income (loss)	(2,361,300)	(54)	(508,520)	(94)	(988,229)	(3,858,049)	(79)	2,526,896	21	(627,652)	(53)	(903,190)	996,054	8

Other income (expense):
Rent and other income (expense)	36,100	1	(269,277)	(50)	—	(233,177)	(5)	101,766	1	43,718	4	—	145,484	1
Interest income	9,578	—	142,460	26	390,769	542,807	11	45,767	—	12,510	1	461,753	520,030	4
Interest expense	(7,428)	—	(1,759)	—	—	(9,187)	—	(16,021)	—	—	—	—	(16,021)	—

Total other income (expense), net	38,250	1	(128,576)	(24)	390,769	300,443	6	131,512	1	56,228	5	461,753	649,493	5

Income (loss) before income taxes	(2,323,050)	(53)%	(637,096)	(118)%	(597,460)	(3,557,606)	(72)	2,658,408	22%	(571,424)	(49)%	(441,437)	1,645,547	13

Benefit (provision) for income taxes						1,168,764	24						(630,082)	(5)

Net income (loss)						(2,388,842)	(49)						1,015,465	8
Less: Net (income) loss attributable to the noncontrolling interest						67,202	1						(11,050)	—

Net income (loss) attributable to Dynacq Healthcare, Inc.						$(2,321,640)	(47)%						$1,004,415	8%

Operational statistics (Number of medical procedures) for U.S. Division:
Inpatient:
Bariatrics	29							48
Orthopedics	61							67
Other	22							17

Total inpatient procedures	112							132

Outpatient:
Orthopedics	83							169
Other	221							339

Total outpatient procedures	304							508

Total procedures	416							640

Results of Operations (continued)

	Nine Months Ended May 31, 2010							Nine Months Ended May 31, 2009
	U.S. Division		China Division		Corporate	Total		U.S. Division		China Division		Corporate	Total
Net patient service revenue	$18,512,594	100%	$1,569,427	100%	$—	$20,082,021	100%	$35,493,616	100%	$1,177,278	100%	$—	$36,670,894	100%

Costs and expenses:
Compensation and benefits	9,331,759	50	943,109	60	1,797,176	12,072,044	60	9,788,325	28	556,243	47	1,720,230	12,064,798	33
Medical services and supplies	5,778,445	31	816,959	52	—	6,595,404	33	8,555,309	24	615,988	52	—	9,171,297	25
Other operating expenses	8,643,728	47	1,818,467	116	1,407,956	11,870,151	59	11,096,980	31	1,736,918	148	1,312,648	14,146,546	39
Depreciation and amortization	702,728	4	101,804	6	—	804,532	4	1,011,786	3	114,728	10	—	1,126,514	3

Total costs and expenses	24,456,660	132	3,680,339	235	3,205,132	31,342,131	156	30,452,400	86	3,023,877	257	3,032,878	36,509,155	100

Operating income (loss)	(5,944,066)	(32)	(2,110,912)	(135)	(3,205,132)	(11,260,110)	(56)	5,041,216	14	(1,846,599)	(157)	(3,032,878)	161,739	—

Other income (expense):
Rent and other income (expense)	187,278	1	(184,289)	(12)	—	2,989	—	208,299	1	43,718	4	—	252,017	1
Interest income	37,667	—	194,216	12	1,177,505	1,409,388	7	148,335	—	241,477	21	600,586	990,398	3
Interest expense	(28,303)	—	(1,759)	—	—	(30,062)	—	(47,679)	—	—	—	—	(47,679)	—

Total other income, net	196,642	1	8,168	1	1,177,505	1,382,315	7	308,955	1	285,195	24	600,586	1,194,736	3

Income (loss) before income taxes	(5,747,424)	(31)%	(2,102,744)	(134)%	(2,027,627)	(9,877,795)	(49)	5,350,171	15%	(1,561,404)	(133)%	(2,432,292)	1,356,475	4

Benefit (provision) for income taxes						3,228,363	16						(694,484)	(2)

Net income (loss)						(6,649,432)	(33)						661,991	2
Less: Net income (loss) attributable to the noncontrolling interest						156,709	1						(9,719)	—

Net income (loss) attributable to Dynacq Healthcare, Inc.						$(6,492,723)	(32)%						$652,272	2%

Operational statistics (Number of medical procedures) for U.S. Division:
Inpatient:
Bariatrics	122							341
Orthopedics	237							195
Other	79							94

Total inpatient procedures	438							630

Outpatient:
Orthopedics	361							515
Other	800							1,064

Total outpatient procedures	1,161							1,579

Total procedures	1,599							2,209

Three Months Ended May 31, 2010 Compared to the Three Months Ended May 31, 2009

U.S. Division

Net patient service revenue decreased by $7,457,693, or 63%, from $11,827,058 to $4,369,365, and total surgical cases decreased by 35% from 640 cases in 2009 to 416 cases in 2010. Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage decrease from 2009 to 2010
Facility	Net patient revenue	Cases
Pasadena	(59)%	(38)%
Garland	(66)	(30)
Overall	(63)	(35)

The decrease in net patient service revenue was due to an overall decrease in number of cases by 35% in 2010 compared to 2009. While the number of cases and the gross billed charges decreased by 35% and 43%, respectively, net patient service revenue decreased 63% due to an increase in the contractual allowance as a percentage of gross billed charges. The contractual allowance increased from 57% of gross billed charges for the quarter ended May 31, 2009 to 72% of gross billed charges for the quarter ended May 31, 2010, due to a change in the surgical mix of cases and lower reimbursements, primarily on workers’ compensation cases.

Decreases in net patient revenues and number of cases are generally attributable to the loss of physicians from our medical staffs and to the general economic downturn which resulted in fewer elective surgeries. In Garland, the opening of a new hospital nearby had a direct adverse impact on our ability to retain members of the medical staff at that facility and consequently on our patient volume.

Total costs and expenses decreased by $2,569,497 or 28%, from $9,300,162 in 2009 to $6,730,665 in 2010. The following describes the various changes in costs and expenses:

•	Compensation and benefits decreased by $324,244, or 10%, primarily due to lower net patient service revenues.

•	Medical services and supplies expenses decreased by $1,026,683, or 45%, and the number of surgery cases decreased by 35%.

•

Other operating expenses decreased by $1,182,208, or 35%. Marketing expenses, included in other operating expenses, decreased by $900,000 from $1,500,000 in 2009 to $600,000 in 2010. Other operating expenses, excluding marketing expenses, as a percentage of gross billed charges were 10.0% and 6.8% for 2010 and 2009, respectively.

China Division

Net patient service revenue decreased by $638,627, from $1,177,278 in 2009 to $538,651 in 2010. Total costs and expenses for the China Division decreased by $757,759, from $1,804,930 in 2009 to $1,047,171 in 2010. The contract to manage the Second People’s Hospital in Rui An, China was executed in March 2009, and included operating results since November 25, 2008. As a result, net patient service revenues and costs and expenses for the China Division for the quarter ended May 31, 2009 actually included over six months of operations from November 25, 2008 through May 31, 2009. The comparison of the nine months of operations ended May 31, 2009 with the nine months of operations ended May 31, 2010 more accurately reflects the results of operations of the Second People’s Hospital for the period.

Corporate Division

The Corporate division includes interest and other income related to the investments in available-for-sale securities, corporate personnel compensation expenses and general and administrative expenses. Such expenses and income are not allocated to either of our operating divisions, as they relate to our general corporate activities. Corporate costs and expenses increased marginally by $85,039 from $903,190 in 2009 to $988,229 in 2010. Interest income of $390,769 in 2010 and $461,753 in 2009 relates to the investments in available-for-sale securities, which were purchased at a cost of $9,135,146 and have appreciated in fair value to $20,844,284 as at May 31, 2010. Unrealized gains in these investments of $11,766,590 are included in accumulated other comprehensive income in the Consolidated Balance Sheet, net of taxes of $4,118,306.

Nine Months Ended May 31, 2010 Compared to the Nine Months Ended May 31, 2009

U.S. Division

Net patient service revenue decreased by $16,981,022, or 48%, from $35,493,616 to $18,512,594, and total surgical cases decreased by 28% from 2,209 cases in 2009 to 1,599 cases in 2010. Following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage decrease from 2009 to 2010
Facility	Net patient revenue	Cases
Pasadena	(29)%	(14)%
Garland	(59)	(41)
Overall	(48)	(28)

The decrease in net patient service revenue was due to an overall decrease in number of cases by 28% in 2010 compared to 2009. There was a decrease of 30% in inpatient cases, which typically have higher average reimbursement per case compared to outpatient cases. While the number of cases and the gross billed charges decreased by 28% and 35%, respectively, net patient service revenue decreased 48% due to an increase in the contractual allowance as a percentage of gross billed charges. The contractual allowance increased from 66% of gross billed charges for the nine months period ended May 31, 2009 to 73% of gross billed charges for the nine months period ended May 31, 2010, due to a change in the surgical mix of cases and lower reimbursements, primarily on workers’ compensation cases.

Decreases in net patient revenues and number of cases are generally attributable to the loss of physicians from our medical staffs and to the general economic downturn which resulted in fewer elective surgeries. In Garland, the opening of a new hospital nearby had a direct adverse impact on our ability to retain members of the medical staff at that facility and consequently on our patient volume.

Total costs and expenses decreased by $5,995,740 or 20%, from $30,452,400 in 2009 to $24,456,660 in 2010. The following describes the various changes in costs and expenses:

•	Compensation and benefits decreased by $456,566, or 5%, primarily due to lower net patient service revenues.

•	Medical services and supplies expenses decreased by $2,776,864, or 32%, and the number of surgery cases decreased 28%.

•

Other operating expenses decreased by $2,453,252, or 22%. Marketing expenses, included in other operating expenses, decreased by $1,231,000 from $4,531,000 in 2009 to $3,300,000 in 2010. Other operating expenses, excluding marketing expenses, as a percentage of gross billed charges were 7.9% and 6.3% for 2010 and 2009, respectively.

China Division

Net patient service revenue increased by $392,149, from $1,177,278 in 2009 to $1,569,427 in 2010. Total costs and expenses for the China Division increased by $656,462, from $3,023,877 in 2009 to $3,680,339 in 2010. The contract to manage the Second People’s Hospital in Rui An, China was executed in March 2009, and included operating results since November 25, 2008.

Corporate Division

The Corporate division includes interest and other income related to the investments in available-for-sale securities, corporate personnel compensation expenses and general and administrative expenses. Such expenses and income are not allocated to our operating divisions, as they relate to our general corporate activities. Corporate costs and expenses increased marginally by $172,254 from $3,032,878 in 2009 to $3,205,132 in 2010. Interest income of $1,177,505 in 2010 and $600,586 in 2009 relates to the investments in available-for-sale securities, which were purchased at a cost of $9,135,146 and have appreciated in fair value to $20,844,284 as at May 31, 2010. Unrealized gains in these investments of $11,766,590 are included in accumulated other comprehensive income in the Consolidated Balance Sheet, net of taxes of $4,118,306.

Liquidity and Capital Resources

Our 2009 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flows from operating activities

Total cash flow used in operating activities was $4,054,200 during the period ended May 31, 2010, primarily due to a loss of $6,492,723, decreases in accounts payable and accrued liabilities of $1,255,591, changes in income tax related accounts of $3,350,871, partially offset by decreases in accounts receivable of $5,849,316 and depreciation and amortization of $804,532.

Cash flows from investing activities

Total cash flow used in investing activities was $2,416,264, which included the purchase of an apartment in Hong Kong as an investment for $2,014,207 (subject to a mortgage of $1,245,775) and purchase of equipment for $454,679.

Cash flows from financing activities

Total cash flow used in financing activities was $2,765,563 primarily related to treasury stock purchases of $3,809,174, and payment of $251,131 on the note payable in the class action lawsuit settlement dated October 20, 2006, which is now fully paid. During the current period, the Company obtained an 18-year mortgage loan of $1,245,775 from a financial institution for the purchase of the apartment in Hong Kong discussed above.

The Company had working capital of $30,306,408 as of May 31, 2010, and maintained a liquid position by a current ratio of approximately 4.5 to 1.

We believe we will be able to meet our ongoing liquidity and cash needs for fiscal years 2010 and 2011 through the combination of available cash and cash flow from operations.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to fair value disclosure requirements. The new guidance resulted in a change in the Company’s accounting policy effective March 1, 2010. Under this guidance, companies will be required to make additional disclosures concerning significant transfers of amounts between the Level 1 and Level 2 fair value disclosures, as well as further disaggregation of the types of activity that were previously disclosed in the rollforward of Level 3 fair value disclosures. Further, the guidance clarifies the level of aggregation of assets and liabilities within the fair value hierarchy that may be presented. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Effective March 1, 2010, the Company adopted changes issued by the FASB on February 24, 2010, to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarified that an entity that is required to file or furnish its financial statements with the SEC is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events, the adoption of these changes had no impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.	Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of May 31, 2010, our internal disclosure controls and procedures were effective.

There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our Texas facilities’ fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Revenue Recognition in the notes to the financial statements for the current period, as well as Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue Recognition – U.S. Division – Contractual Allowance in our Form 10-K for the fiscal year ended August 31, 2009, for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company

On February 29, 2008 the Company’s Board of Directors authorized a program of repurchasing up to 2 million of its outstanding securities from time to time in open market transactions at prevailing prices on NASDAQ. Shares repurchased during the quarter ended May 31, 2010 pursuant to our repurchase program include the following:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price per Share	Maximum Number of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs
March 1 – 31, 2010	10,684	$2.91	1,285,192
April 1 – 30, 2010	33,020	2.91	1,252,172
May 1 – 31, 2010	—	—	1,252,172

Total	43,704	$2.91	1,252,172

All shares repurchased by the Company during the quarter ended May 31, 2010 were pursuant to our repurchase program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 15.1	Awareness Letter of Killman, Murrell & Company, P.C.

Exhibit 23.1	Consent of Killman, Murrell and Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNACQ HEALTHCARE, INC.

Date: July 15, 2010	By:	/s/ Chiu M. Chan
Chiu M. Chan
Chief Executive Officer
(duly authorized officer)

Date: July 15, 2010	By:	/s/ Philip S. Chan
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