Form 10-K
period 2010-08-31
DYNACQ HEALTHCARE INC
filed 2010-11-19
CIK 890908

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 28, 2010 was $15,499,820. As of November 9, 2010, the registrant had 14,176,960 shares of common stock outstanding.

Portions of the definitive proxy statement relating to the 2011 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission by December 28, 2010, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

General

Dynacq Healthcare, Inc., a Nevada corporation (the “Company”), is a holding company that through its subsidiaries in China and Hong Kong (1) provides healthcare management services to a hospital in China; (2) invests in debt and equity securities, including short-term investments in initial public offerings and pre-initial public offerings; and (3) invests in artifacts for resale. The Company through its United States subsidiaries owns and operates two general acute care hospitals in Pasadena and Garland, Texas. However, the Company has approved a plan to sell these facilities, and accordingly this business is classified as “Discontinued Operations” (see Discontinued Operations below). We are currently composed of two divisions: China and Corporate.

China Division

Since March 1, 2009, Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a wholly owned subsidiary of the Company has been providing healthcare management services to the Second People’s Hospital in Rui An, China. The Company organized Dynacq-Huai Bei in April 2008 under the laws of the People’s Republic of China. Although the contract to manage the Second People’s Hospital was not executed until March 1, 2009, the effective date was November 25, 2008 and Dynacq-Huai Bei has included the results of operations of that hospital from that effective date. Therefore the financials statements for the fiscal year ended August 31, 2009 include three months of results of operations by the prior manager. Dynacq-Huai Bei is ultimately responsible for funding any operating deficits, and is to be rewarded with any operating profits, of that hospital during the management period. Dynacq-Huai Bei and the Rui An City Department of Health had also previously entered into an agreement assigning to Dynacq-Huai Bei the right to manage the Third People’s Hospital in Rui An, which hospital is currently under construction. Based on continued delays in the construction of the Third People’s Hospital, however, in November 2010, Dynacq-Huai Bei and the Rui An City Department of Health mutually agreed to terminate this agreement. Accordingly, Dynacq-Huai Bei will not be managing the Third People’s Hospital.

In August 2009, the Company incorporated a wholly owned subsidiary, Hu GangJing (Hang Zhou) Technology Company Limited (“Hang Zhou Tech”) under the laws of the People’s Republic of China, as a holding company for investments in the city of Hang Zhou and other cities in China. It is anticipated that Hang Zhou Tech will invest in businesses or form joint ventures with other companies to engage in businesses such as energy, life sciences and pharmaceuticals. In December 2009, Hang Zhou Tech incorporated two wholly owned subsidiaries, namely Hang Zhou Hu GangJing Investment Management Company Limited (“Hang Zhou Investment Management”), and Hang Zhou Hu GangJing Medical Investment Company Limited (“Hang Zhou Medical Investment”). Hang Zhou Tech was set up under an incentive program of the city of Hang Zhou by which the city government has offered an interest free loan of 30% of an investment in projects made by Hang Zhou Tech, up to a $1.5 million maximum. The loan is repayable within five years only if the investment in the projects is profitable. If after five years the investment is not profitable, then the city of Hang Zhou will forgive the loan in full. Hang Zhou Tech, through its subsidiary Hang Zhou Investment Management, initially plans to invest in technologies such as energy; and through its subsidiary, Hang Zhou Medical Investment plans to invest in healthcare, including pharmaceuticals. There has been no significant development in any of these projects, and Hang Zhou Tech is not currently actively pursuing any joint ventures.

In March 2010, Dynacq-Huai Bei incorporated a subsidiary, Shanghai Hu Jing Investment Management Company Limited (“Shanghai Hu Jing”) under the laws of People’s Republic of China, in which Dynacq-Huai Bei owns 90%, and Hang Zhou Tech owns 10%. 40% of Shanghai Hu Jing’s cumulative profit will be distributed to Shanghai Hu Jing Electronic Developments Co., Ltd. (“Shanghai Hu Jing Electronic”), a Company which is majority owned by the General Manager of the Company’s China Division. Shanghai Hu Jing Electronic will be the Company’s key partner in identifying and bringing various projects to the Company. The remaining cumulative profit will be distributed to Dynacq-Huai Bei and Hang Zhou Tech. Shanghai Hu Jing plans to invest in sandstone mining, mined coal trading, and natural gas stations. In September 2010, Shanghai Hu Jing incorporated a wholly owned subsidiary, Shanghai Run Tien Enterprise, Ltd. (“Shanghai Run Tien”), to invest in artifacts to be sold and commercial real estate rentals. The artifacts will be purchased from auction houses overseas and will be sold to the general public in China.

The Company has also organized Sino Bond Inc. Limited, a Hong Kong corporation (“Sino Bond”) to hold and manage investments in Hong Kong. Sino Bond has entered into a marketing contract related to healthcare services by Dynacq subsidiaries in China and Southeast Asia and invests in debt and equity securities in Europe and Asia, including initial public offerings and pre-initial public offerings.

The Company through its subsidiaries in China and Hong Kong is pursuing growth opportunities in which it will expand into various operations in the following markets to achieve geographic diversity and to take advantage of various potential opportunities, including but not limited to:

•	Pharmaceuticals and medical testing kits;

•	Healthcare services;

•	Sandstone mining and mined coal trading;

•	Commercial real estate rental; and

•	Natural gas stations.

The various growth opportunities in China and Hong Kong are in varying stages of development, and there is no assurance that any of them will come to fruition and/or be successful.

Corporate Division

During the fiscal year ended August 31, 2009, the Company invested approximately $9.1 million of its available cash in marketable securities. As of August 31, 2010, these securities are valued at approximately $22 million. The Company intends to hold, or sell if market conditions change, and manage these investment securities until it is able to identify and fund other attractive opportunities in China. The Company, through a subsidiary in Hong Kong, has expanded its investments in debt and equity securities in Europe and Asia and has engaged the services of an investment banker to recommend such investment opportunities. The Company’s primary investment focus will be on growth companies from mainland China. The Company anticipates making short-term investment in these entities through initial public offerings (held mostly through the Hong Kong Stock Exchange) and pre-initial public offerings.

Discontinued Operations

In the United States, the Company manages and operates two general acute care hospitals that principally provide specialized surgeries such as bariatric, orthopedic and neuro-spine surgeries. The Company’s hospitals include operating rooms, pre- and post-operative space, intensive care units, nursing units and diagnostic facilities, as well as adjacent medical office buildings that lease space to physicians and other healthcare providers. These hospitals are the Surgery Specialty Hospitals of America – Southeast Houston Campus in Pasadena, Texas, near Houston (the “Pasadena facility”); and Vista Hospital of Dallas (the “Garland facility”). Both of these facilities also provide pain management services, as well as minor emergency treatment services. The Pasadena facility also provides sleep laboratory services.

Except for emergency room patients, surgeries at our facilities are typically pre-certified or pre-authorized by the insurance carriers. The majority of the surgeries are either covered by workers’ compensation insurance or by commercial insurers on an out-of-network health plan basis. The Company participates in a small number of managed care contracts.

The Company, through its affiliates, owns or leases 100% of the real estate and equipment in its U.S. hospital facilities. The Company maintains a majority ownership and controlling interest in both of its hospitals. As of August 31, 2010, the Company owned the following percentages of its hospitals:

Pasadena facility	97.65%
Garland facility	98.25%

In August 2010, the Board of Directors of the Company approved a plan to dispose of the Pasadena and Garland facilities due to continued operating losses. Both facilities have experienced decreases in net patient revenues and number of cases, generally attributable to the loss of physicians from our medical staffs and to the general economic downturn resulting in fewer elective surgeries. The opening of a new hospital near our Garland facility has had a direct adverse impact on our ability to retain members of the medical staff at that facility and consequently on our patient volume. Neither of these facilities is currently profitable, and the Board of Directors believes this plan of disposal is in the Company’s best interest. The facilities will continue to be operated by the Company until such time as they are sold. Both hospital facilities are continuing to revamp their operations to become profitable again by modifying the business models and controlling expenses. Our goal is to make both the Pasadena and Garland facilities at least self sustainable while they are being held for sale. However, there can be no assurance that we will be successful in turning these facilities around to be able to make them self sustainable.

We plan to market both hospital facilities for sale, with completion of the sales as soon as reasonably practicable. We do not expect to incur any material costs associated with termination of employment of the affected employees beyond accrued obligations for salary and benefits. The Board of Directors and management have not yet determined an estimate of any other costs associated with the foregoing disposal activities either by type or in total nor the amount of any charge that will result in future cash expenditures. The Company had an independent appraisal done for both the hospitals, and based on each hospital’s valuation, expected sale proceeds, and expected cash flows has determined that there is no impairment charge required in connection with the foregoing disposal activities.

Reorganization of Segments

The Industry Segment “U.S. Division” the Company had in prior years has been classified as discontinued operations in the consolidated financial statements, along with the corporate overhead costs associated with the U.S. Division. The Company at the present time has only the China Division and the Corporate Division.

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

Industry Background and Business Growth

Current Businesses

In China, gaining the confidence of the current hospital administrators and members of the local healthcare governing authority will be key to acquiring new management agreements for hospitals. We intend to create and maintain quality relationships with such personnel to expand our operations in that country. We believe the employee we have hired to head our China Division is uniquely positioned to enter into additional management agreements on behalf of Dynacq-Huai Bei with local healthcare governing authorities in China similar to our arrangement with the Second People’s Hospital. Dynacq-Huai Bei intends to recruit additional physicians, particularly obstetrical and gynecological specialists and surgeons, to Second People’s Hospital to increase patient volume.

Many hospitals in China are government owned, but may be managed by nongovernmental entities with the consent of the local healthcare governmental authority. In a typical management contract, Dynacq’s subsidiary in China would assume responsibility for the operations of the hospital and receive any profits earned or losses incurred from its operations. Although many local hospitals in China are currently not profitable, the Company believes that its experience in providing quality healthcare management and its ability to implement internal controls in healthcare administration will enable it eventually to be profitable in its management of Second People’s Hospital in China. The management arrangement also allows Dynacq to minimize its expenditure of capital to purchase assets, but still have the potential for an attractive return in its efficient management of the hospital facility.

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

Sino Bond is leading the Company’s marketing efforts in China and Asia and is an investment vehicle for the Company in China, Southeast Asia and Europe. It has engaged an investment banker to recommend investment opportunities and monitor the Company’s investments. The Company’s primary investment focus will be on growth companies from mainland China. The Company anticipates making short-term investment in these entities through initial public offerings (held mostly through the Hong Kong Stock Exchange) and pre-initial public offerings.

With the accumulation of wealth over the past two decades by the Chinese, who in general appreciate the value of artifacts, antiques, and old and modern paintings, there is a high demand for these collectible art items as an investment to hold for value appreciation. Many of these art items had gone overseas due to wars and migration. Shanghai Run Tien will purchase artifacts and other art items from auction houses and sell them to the general public in China. Shanghai Run Tien began purchasing art items during the 2010 fiscal year. Shanghai Run Tien has recently rented a showroom in Beijing, China from which it will show and sell the art items to the general public. It is anticipated the showroom will open for business around January 2011. The Company is hopeful this business will be highly profitable.

Proposed Businesses

The Company, through its subsidiaries in China and Hong Kong, has identified various projects and business ventures within China and other parts of Asia. The Company is currently in the planning stage of each of these businesses and is evaluating their economic viability. The Company may continue to explore other possibilities, and in due course decide to pursue some or none of these identified projects. The following is a discussion on these projects:

Sandstone is an essential ingredient for concrete to be used as construction material for roads, bridges and buildings, and is in high demand in China. It is a natural resource that is excavated from river beds and has a potential for high profitability. The Company is currently interested in entering the excavation stage of the business, to resell in the open market, and has no interest in manufacturing or any other post-excavation stages of the industry. A license is required from the Chinese authorities to excavate sandstone from the river beds. Competition to receive a license is severe. The Company recently participated in a government sponsored open bidding competition for a license but was not successful. The Company is continuing to evaluate its entry into the sandstone excavation business and anticipates applying for other licenses in the future. If the Company is successful in obtaining a license, at that point the Company will hire personnel and purchase or lease the necessary machinery to commence excavation.

Mined coal trading is a form of distributing the mined coal from the producers to the users. The Company is planning a business that will rent storage space, typically next to either the shipping docks or railroad depot, for convenient and efficient transportation of mined coal. The Company would act as middle man and would receive and hold the mined coal preferably on consignment from the producers. The Company anticipates only paying the coal producers the agreed purchase price of the mined coal after the sale of the mined coal, so that the Company does not have to spend cash on mined coal inventory. Coal is in high demand from industrial and home users in most parts of China. The Company is currently in the process of establishing contacts within the industry and is evaluating storage space that is available for rent. Alternatively, the Company may joint venture with existing companies already established in the business with proven success.

The Company plans to invest in natural gas stations in China to provide natural gas as a fuel for motor vehicles that run on natural gas. The Company anticipates that the Chinese government will begin to strengthen its pollution reduction initiatives. As this occurs, the Company believes there will be an increase in the demand for natural gas powered vehicles. The Company is currently trying to identify a partner with which it can form a joint venture or other business arrangement to invest in natural gas stations. Additionally, a license from the Chinese authorities is required to operate a natural gas station, and the Company is currently investigating this process.

The Company plans to market a cancer marker testing kit in China. The Company believes there are currently no cancer marker testing kits available in the China market. Over the last year, the Company has been in contact with a medical scientist who has designed a testing kit. This testing kit is still being developed. The Company is currently trying to form a partnership with the designer of the testing kit, whereby it would assist in getting approval of the kit from the Chinese government, and upon approval, the Company would market the kit to the general public. The Company has already initiated contact with some prestigious hospitals in Shanghai to run clinical trials on cancer marker testing kits. Management believes that these clinical trials are a necessary step in obtaining government approval. The Company has not yet entered into a marketing agreement or any formal arrangement with the designer of the testing kit.

In the event that the Company is unable to finalize any of the proposed businesses described above, it anticipates using its excess cash funds to purchase commercial real estate in China. The Company would focus its investment in shopping centers and office buildings that generate high rates of rental income. The Company would also focus on properties that have a high probability of market value appreciation. The Company anticipates that it will only engage in such real estate investment if its other proposed businesses do not prove economically viable. Currently, however, the Company is closely monitoring the commercial real estate market in China.

Discontinued Operations

In the United States, the development of proprietary general acute care hospital networks occurred during the 1970’s. During the past 20 years, freestanding outpatient surgery centers were developed to compete with these general hospitals for outpatient procedures. Freestanding outpatient surgery centers have allowed physicians to perform outpatient procedures in specialized facilities designed to improve efficiency and enhance patient care. The Company believes that its operational model allows physicians to perform inpatient and outpatient procedures at facilities that provide similar efficiencies as those provided at freestanding outpatient surgery centers.

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

At August 31, 2010, the Company owned, through its subsidiaries, 98.25% of the partnership interests in the Garland facility operating entity. The areas of practice performed at this facility are orthopedic surgery, bariatric surgery, general surgery, plastic surgery, podiatry, gynecology, spine and pain management procedures. The Garland facility has been classified as discontinued operations. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment.

At August 31, 2010, the Company owned, through its subsidiaries, a 97.65% partnership interest in the Pasadena facility operating entity. The Pasadena facility’s areas of practice include orthopedic and general surgery, such as spine and bariatric surgeries, various pain management modalities and other services. The Pasadena facility has been classified as discontinued operations. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment.

The Pasadena and Garland facilities continue to be operated by the Company until such time as they are sold, and are continuing to revamp their operations to become profitable again by modifying the business models and controlling expenses. Our goal is to make both the Pasadena and Garland facilities at least self sustainable while they are being held for sale, through the following growth strategies, even though there can be no assurance that we will be successful in turning these facilities around to be able to make them self sustainable:

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

Marketing

A three-year management support and marketing agreement was executed effective June 1, 2010 between Sino Bond and Kenkon Limited, a Hong Kong marketing company, to develop strategies to lead the Company’s healthcare marketing activities in China including but not limited to recruitment of physicians, multi-media advertising and enhancing the reputation of the Company’s healthcare services.

Discontinued Operations

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

Competition

Most hospitals in China are owned and operated by the local governments subject to the oversight by the central government. The Company’s strategy is to minimize its capital investment by entering into long term mutually beneficial relationships by utilizing space from existing government hospitals and providing specialty medical treatment therapies that the government owned hospitals are lacking and which are in high demand. There currently exists joint venture arrangements between foreign healthcare providers and government owned hospitals, principally in major cities such as Shanghai and Beijing. Some of these providers compete directly with the Company’s facility, the Second People’s Hospital in Rui An. Additionally, many of these competitors have greater financial and other resources than the Company in China. The Company has limited experience to date in operating hospitals in China, and therefore the Company can provide no assurance that it will be able to compete successfully in China.

There are some auction houses and exhibit halls that will compete with the Company when it opens its showroom in Beijing and begins selling artifacts and other art items. However, each item is unique and in general identical copies are not available. The Company will attempt to find and buy art items that have high demand from the general public.

There is strong competition in many of the businesses that the Company is contemplating entering in China and Hong Kong (as described above under “Proposed Businesses”). Such competition includes the following:

•	There are many operators applying for a license from the Chinese authorities to excavate sandstones, and the competition to get the license is severe.

•

There are many mined coal traders who will compete with the Company. However, the Company anticipates making all efforts to maintain an edge over the competitors by selling the mined coal at aggressive prices and by offering prompt delivery of mined coal to purchasers.

•

The Company believes there are no cancer marker testing kits available in the China market to compete with the one the Company is developing. There is no assurance, however, that competing marker testing kits will not be developed in the future.

•	There are only a few natural gas stations in China that provide natural gas as a fuel for vehicles that run on natural gas. Therefore, the competition is still light.

Discontinued Operations

Presently, the Company operates in the greater Houston, Texas and Dallas-Fort Worth, Texas metropolitan markets. In each market, the Company competes with other providers, including major acute care hospitals. These entities may have various competitive advantages over the Company, including their community position, capital resources, physician partnerships and proximity to physician office buildings. The Company also encounters competition with other companies for strategic relationships with physicians.

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

Government Regulation

The Department of Health of each province in China establishes allowable charges for medical prescriptions and procedures that may be charged by the hospitals located in that province. The Second People’s Hospital is located within the province of Zhe Jiang. In Zhe Jiang and other provinces that include rural areas, a government program provides reimbursement of allowable charges to cover medications and healthcare services provided to farmers in that province. In addition, there are environmental laws, rules and regulations governing hospitals in China including but not limited to medical waste, medical radioactive agents, and pollution. We cannot predict the effects of the cost of compliance with environmental laws on our future earnings, competitiveness and expansion in China. The government established allowable charges for medical prescriptions and procedures limit the prices we can charge for such products and services and for which we can expect to receive payment at our China hospitals, and will therefore restrict our potential for profit at those hospitals.

Discontinued Operations

Overview

In the United States, all participants in the healthcare industry are required to comply with extensive government regulation at the federal, state and local levels. Under these laws and regulations, hospitals must meet requirements for licensure and qualify to participate in government programs, including Medicare and Medicaid. These requirements relate to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, hospital use, rate-setting, compliance with building codes and environmental protection laws, as well as patient confidentiality requirements. There are also extensive regulations governing a hospital’s participation in government programs and payment for services provided to program beneficiaries. These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Some of the laws applicable to us are subject to limited or evolving interpretations; therefore, a review of our operations by a court or law enforcement or regulatory authority may result in a determination that could have a material adverse effect on us. Furthermore, the laws applicable to us may be amended or interpreted in a manner that could have a material adverse effect on us.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “2010 Health Care Legislation”) which was signed into law on March 23, 2010 is the most broad sweeping legislation to become law in decades. Its impact touches every sector of health care operations. It will likely take many years to fully understand the impact it will have on our health care delivery systems and our reimbursement mechanisms for the delivery of care. The implementation of the 2010 Health Care Legislation has already presented challenges to our business with the elimination of the Whole Hospital Exception to the Stark Law (discussed in more detail below), and could continue to do so by, for example, resulting in an increase in the number of persons who have health care insurance. The details of funding and form of health care reimbursement for the newly covered uninsured are still being determined. Provider revenue per service may decline if funding sources include reductions in Medicare and Medicaid reimbursement. Furthermore, regulations implementing the 2010 Health Care Legislation will almost certainly impose changes in health care delivery, reimbursement, operations, or record keeping will continue to impact our operations and require us to revise our strategies and operations. We believe that our facilities are in substantial compliance with current applicable federal, state and local regulations and standards. In the event of a determination that we violated applicable laws, rules or regulations or if changes in the regulatory framework occur, we may be subject to criminal penalties and/or civil sanctions and our facilities could lose their licenses and/or their ability to participate in government programs. In addition, as shown by the 2010 Health Care Legislation, government regulations frequently change, and when regulations change we may be required to make changes in our facilities, equipment, personnel and services so that our facilities remain licensed and qualified to participate in these programs. One or more of these outcomes could be material to our operations.

Texas Workers’ Compensation Systems

A significant amount of our net revenue results from Texas workers’ compensation claims. As such, we are subject to the rules and regulations of the Texas Department of Workers’ Compensation (“TDWC”). See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Revenue Recognition – Discontinued Operations - Contractual Allowance” for a description of the relevant rules and regulations of the TDWC.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (collectively, the “2010 Health Care Legislation”)

The primary goal of the comprehensive 2010 Health Care Legislation is to extend health coverage to approximately 32 million uninsured legal U.S. residents through a combination of public program expansion and private sector health insurance reforms. To fund the expansion of insurance coverage, the legislation contains measures designed to promote quality and cost efficiency in health care delivery and to generate budgetary savings in the Medicare and Medicaid programs. We are unable to predict the full impact of the 2010 Health Care Legislation at this time due to the law’s complexity and current lack of implementing regulations or interpretive guidance. However, we expect that several provisions of the 2010 Health Care Legislation, including those described below, will have a material effect on our business.

Public Program Reforms. The 2010 Health Care Legislation expands eligibility under existing Medicaid programs to non-pregnant adults with incomes up to 133% of the federal poverty level beginning in 2014. Further, the law permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid. However, the 2010 Health Care Legislation also contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including:

•

negative adjustments to the annual market basket updates for Medicare inpatient, outpatient, long-term acute and inpatient rehabilitation prospective payment systems beginning immediately, as well as additional “productivity adjustments” beginning in 2011; and

•	reductions to Medicare and Medicaid DSH payments beginning in 2013 as the number of uninsured individuals declines.

In addition, the 2010 Health Care Legislation contains a number of provisions intended to improve the quality and efficiency of medical care provided to Medicare and Medicaid beneficiaries. For example, the legislation expands payment penalties based on a hospital’s rates of hospital-acquired conditions (“HACs”). Currently, Medicare no longer assigns an inpatient hospital discharge to a higher paying Medicare severity-adjusted diagnosis-related group, if a selected HAC was not present on admission. Effective July 1, 2011, the 2010 Health Care Legislation will likewise prohibit the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. Beginning in fiscal year 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will also receive a 1% reduction in Medicare payment rates. For discharges occurring during a fiscal year beginning on or after October 1, 2012, hospitals with excessive readmissions for certain conditions will receive reduced Medicare payments for all inpatient admissions. Separately, under a Medicare value-based purchasing program that will launch in fiscal year 2013, hospitals that satisfy certain performance standards will receive increased payments for discharges during the following fiscal year. These payments will be funded by decreases in payments to all hospitals for inpatient services. For discharges occurring during fiscal year 2014 and after, the performance standards must assess hospital efficiency, including Medicare spending per beneficiary. In addition, the 2010 Health Care Legislation directs Centers for Medicare and Medicaid (“CMS”) to launch a national pilot program to study the use of bundled payments to hospitals, physicians and post-acute care providers relating to a single admission to promote collaboration and alignment on quality and efficiency improvement.

Furthermore, the 2010 Health Care Legislation contains provisions relating to recovery audit contractors (“RACs”), which are third-party organizations under contract with CMS that identify underpayments and overpayments under the Medicare program and recoup any overpayments on behalf of the government. The 2010 Health Care Legislation expands the RAC program’s scope to include Medicaid claims by requiring all states to enter into contracts with RACs by December 31, 2010.

Health Insurance Market Reforms. The 2010 Health Care Legislation contains provisions, which do not become effective until 2014, requiring individuals to obtain, and employers to provide, insurance coverage. In addition, the law requires states to establish a health insurance exchange. The 2010 Health Care Legislation also establishes a number of health insurance market reforms, including bans on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage. Specifically, group health plans and health insurance issuers offering group or individual coverage (“Plans”):

•	may not establish lifetime limits or, beginning January 1, 2014, annual limits on the dollar value of benefits;

•	may not rescind coverage of an enrollee, except in instances where the individual has performed an act or practice that constitutes fraud or makes an intentional misrepresentation of material fact;

•	must reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place; and

•

effective for health plan policy years beginning on or after September 23, 2010 (for Plans that offer dependent coverage), continue to make dependent coverage available to unmarried dependents until age 26

(coverage for the dependents of unmarried adult children is not required).

Other Provisions. Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the “Anti-kickback Statute”) prohibit certain business practices and relationships that might affect the provision and cost of health care services payable under the Medicare and Medicaid programs and other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs. The 2010 Health Care Legislation now provides that knowledge of the law or the intent to violate the law is not required and also provides that submission of a claim for services or items generated in violation of the Anti-kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act (“FCA”). Sanctions for violating the Anti-kickback Statute include criminal and civil penalties, as well as fines and possible exclusion from government programs, such as Medicare and Medicaid.

Furthermore, the 2010 Health Care Legislation expands the scope of the FCA, which allows private individuals to bring qui tam or “whistleblower” actions on behalf of the government, alleging that a hospital or health care provider has defrauded a federal or state government program, such as Medicare or Medicaid. If the government intervenes in the action and prevails, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties for each false claim submitted to the government. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the qui tam plaintiff may continue to pursue the action independently. There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the FCA and, therefore, will qualify for liability. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. Under the 2010 Health Care Legislation, the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later, constitutes a violation of the FCA. Further, the 2010 Health Care Legislation expands the scope of the FCA to cover payments in connection with the new health insurance exchanges to be created by the legislation, if those payments include any federal funds.

The 2010 Health Care Legislation also contains a number of other additional provisions, including provisions relating to:

•

the establishment of a Center for Medicare and Medicaid Innovation within CMS, which will have the authority to develop and test new payment methodologies designed to improve the quality of care and lower costs;

•

the creation of an Independent Payment Advisory Board that will make recommendations to Congress regarding additional changes to provider payments and other aspects of the nation’s health care system; and

•

new taxes on manufacturers and distributors of pharmaceuticals and medical devices used by our hospitals, as well as a requirement that manufacturers file annual reports of payments made to physicians.

Many of the law’s provisions will not take effect for months or several years, while others are effective immediately. Many provisions also will require the federal government and individual state governments to interpret and implement the new requirements. In addition, the 2010 Health Care Legislation remains the subject of significant debate, and proposals to repeal, block or amend the law have been introduced in Congress and many state legislatures. Finally, a number of state attorneys general have filed legal challenges to the 2010 Health Care Legislation seeking to block its implementation on constitutional grounds. Because of the many variables involved, we are unable to predict the net effect on us of the reductions in Medicare and Medicaid spending, the expected increases in revenues from providing care to previously uninsured individuals, and numerous other provisions in the law that may affect us.

The 2010 Health Care Legislation includes significant revisions to the portion of the Social Security Act commonly known as the “Stark law,” which generally prohibits physicians from referring Medicare and Medicaid patients to providers of enumerated “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement. Such referrals are deemed to be “self-referrals” due to the physician’s financial relationship with the entity providing the designated health services. An exception to the general self-referral prohibition, commonly known as the “Whole Hospital Exception,” previously existed under the Stark law for physician ownership and/or investment in an entire hospital (rather than a subdivision of a hospital), provided that certain requirements were met. Under the 2010 Health Care Legislation, the availability of the Whole Hospital Exception will depend on physician ownership or investment in a new hospital facility and the existence of a provider agreement by December 31, 2010, provided certain other conditions are met. The 2010 Health Care Legislation also provides that the percentage of physician ownership or investment interests held in a hospital by physician owners or investors cannot exceed the percentage that existed as of March 23, 2010, the date on which the legislation was enacted. The interplay of the dates under these two provisions of the 2010 Health Care Legislation and other related matters creates uncertainty that has not yet been clarified by regulation or other interpretive guidance. Moreover, under the 2010 Health Care Legislation, except in certain circumstances pursuant to an expansion exception process that has yet to be formally established, the number of operating rooms, procedure rooms and licensed beds in a hospital having physician ownership cannot be increased beyond the amount that existed on March 23, 2010.

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

Medicare Reimbursement

On July 30, 2010, CMS issued the Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals (“IPPS”) and Fiscal Year 2011 Rates (“Final Rule”). The Final Rule includes certain payment and policy changes effective for discharges on or after October 1, 2010, the beginning of the fiscal year. These changes include various increases in Medicare payments for hospitals reporting specified quality measure data, a decrease in the outlier threshold, and the addition of 12 new quality measures to the Reporting Hospital Quality Data for Annual Payment Update program. Additionally, on July 2, 2010, CMS released the Proposed Changes to the Hospital Outpatient Prospective Payment System (“OPPS”) and Calendar Year 2011 Payment Rates (“OPPS Proposed Rule”). The OPPS Proposed Rule contains various proposed changes to Medicare payment for outpatient procedures as well as the relaxation of the direct supervision requirement for certain “nonsurgical extended duration therapy services” (sixteen procedure codes are proposed as services qualifying for the proposed policy change).

The American Recovery and Reinvestment Act of 2009 (“ARRA”)

On July 13, 2010, CMS issued two final rules related to the adoption and dissemination of electronic health records (“EHRs”). One of the rules defines the “meaningful use” requirements that hospitals and other providers must meet to qualify for federal incentive payments for adopting EHRs under the ARRA. The meaningful use final rule includes the following provisions:

•

A requirement that hospitals meet 14 core objectives and select five objectives from a menu of 10 optional objectives for demonstrating that they are meaningful users of EHRs; the remaining five optional objectives may be deferred until year two (CMS’ original proposal required hospitals to meet 23 objectives);

•	A requirement that hospitals meet 15 clinical quality measures, instead of 35 as originally proposed;

•	A postponement of the administrative simplification objectives for electronic claims submission and eligibility checks; and

•	A limitation on the ability of states to tailor the federal meaningful use definition only as it pertains specifically to public health objectives and data registries.

The other final rule released on July 13, 2010 describes the technical capabilities required for certified EHR technology. Hospitals and other providers must adopt certified EHR technology, as well as demonstrate meaningful use to qualify for the federal incentive payments.

Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Restoring American Financial Stability Act of 2010 (the “Dodd-Frank Act”). Among other things, the Dodd-Frank Act establishes a new Consumer Financial Protection Agency (“CFPA”) within the Federal Reserve and authorizes the CFPA to promulgate regulations to promote transparency, simplicity, fairness, accountability and equal access in the market for consumer financial products or services, including debt collection services. Because the legislation gives significant discretion to the CFPA in establishing regulatory requirements and enforcement priorities, the extent to which our operations could be affected will not be known until the agency is established and begins issuing proposed regulations.

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

The Stark Law now requires hospitals to submit annual reports containing a detailed description of the identity of each physician owner or investor and any other owners or investors of the hospital, and the nature and extent of all ownership and investment interests in the hospital. It also requires hospitals to: 1) develop procedures requiring a referring physician owner or investor to disclose his or her ownership interest to the patient and, if applicable, the treating physician’s ownership or investment interest; 2) not condition any physician ownership or investment interests either directly or indirectly on the physician making or influencing referrals to the hospital or otherwise generating business for the hospital; and 3) disclose on any public website for the hospital and in any public advertising that it is owned or invested in by physicians. Compliance with these three requirements must be achieved no later than September 23, 2011. CMS proposed regulations giving guidance on complying with these requirements on August 2, 2010. When these regulations are final, we may need to make adjustments to our disclosure policies and procedures to comply.

As discussed in more detail above, one of the exceptions utilized to exempt hospital-provided DHS from the ownership proscription is the Whole Hospital Exception that was significantly revised by the 2010 Health Care Legislation in a way that substantially impacts our business due to our partial physician ownership. Implementation of rules interpreting the revisions to this exception may have further effects.

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

The Federal False Claims Act and Similar State Laws

A factor affecting the healthcare industry today is the use of the FCA and, in particular, actions brought by individuals on the government’s behalf under the FCA’s “qui tam,” or whistleblower provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government.

When a defendant is determined by a court of law to be liable under the FCA, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each false claim submitted. There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA defines the term “knowingly” broadly. Thus, although simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the FCA and, therefore, will qualify for liability. Effective May 20, 2009, the Fraud Enforcement and Recovery Act significantly amended the FCA. Among the most significant changes, Congress clarified and corrected certain provisions of the FCA by legislatively overruling various court decisions that sought to interpret the scope of the FCA. Other significant changes to the FCA include an expansion of the definition of “claim,” increased liability for retaining overpayments from the government, and clarification of several provisions related to whistleblower actions. The amendments extend the FCA to instances of misuse of federal funds even when no false claim is presented to the government. Additionally, as discussed above, the 2010 Health Care Legislation further expands the scope of the FCA in many significant ways. The effect of these changes is not yet clear.

In some cases, whistleblowers and the federal government have taken the position that providers who allegedly have violated other statutes, such as the Anti-kickback Statute and the Stark law, have thereby submitted false claims under the FCA. The state of Texas, in which we operate, has adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court. In its 2007 session, the Texas Legislature made numerous revisions to the state’s laws which make it easier and potentially more profitable for a whistleblower to maintain a “qui tam” action.

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

Pursuant to HIPAA, we are obligated to appoint or have appointed privacy and security officers, analyze our existing patient record confidentiality system, develop systems to meet the increased confidentiality requirements in the areas of both privacy and security, draft and implement policies and procedures to maintain those systems, train all relevant personnel in the policies and procedures, monitor the systems on an on-going and continuous basis, notify every new and existing patient of our confidentiality practices and contract with certain vendors to assure they adhere to the same strict confidentiality and security standards.

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

On February 17, 2009, the ARRA became law. A portion of the law, known as the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) was aimed at increasing the use of EHRs by physicians and hospitals. Hospitals and physicians who are “meaningful users” of EHRs may receive higher reimbursement rates through the Medicare and Medicaid reimbursement systems. Other significant changes made by HITECH include allowing state Attorneys General to assist in the enforcement of HIPAA and imposing the full HIPAA liabilities of Covered Entities on Business Associates as well. Additionally, the HITECH Act puts in place numerous changes to patient access to their protected health information and their privacy rights. Currently, we are reviewing and will amend all of the HIPAA policies and procedures in place at our two U.S. hospitals to comply with the HITECH changes.

The HITECH Act significantly increased penalties for violations of HIPAA. In the past, civil monetary penalties for HIPAA violations had been limited to $100 per violation, with a maximum of $25,000 for all violations of an identical requirement in a single year. With the HITECH Act, fines start at $100 per violation (maximum $25,000 per year) and go to $50,000 per violation ($1,500,000 per year). Also, the Act provides that HHS must develop a methodology by which victims of privacy violations may receive a share of penalties that are collected by the federal government. Finally, the Act provides that state attorneys general may bring a civil action to enjoin privacy or security violations or obtain damages on behalf of state residents for such violations. Violations of the HIPAA privacy standards can also result in tort liability claims, disciplinary proceedings, and even criminal prosecutions for deliberate disclosures that involve malicious intent or personal gain.

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

Environmental Regulation

Our facilities’ operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. These operations also are subject to compliance with various other environmental laws, rules and regulations. We cannot predict whether the cost of such compliance will have a material effect on our future capital expenditures, earnings or competitive position.

Insurance

Because hospitals in China are owned by the government, lawsuits against hospitals are generally prohibited. As a result, Dynacq-Huai Bei does not intend to obtain insurance coverage for its operations in China beyond the minimum required for its operations, if any.

The Company maintains various insurance policies that cover each of its U.S. facilities including occurrence medical malpractice coverage. In addition, all physicians granted privileges at the Company’s U.S. facilities are required to maintain medical malpractice insurance coverage. The Company also maintains general liability and property insurance coverage for each U.S. facility, including flood coverage. The Company does not currently maintain worker’s compensation coverage in Texas. In regard to the Employee Health Insurance Plan, the Company is self-insured with specific and aggregate re-insurance with stop-loss levels appropriate for the Company’s group size. Coverage is maintained in amounts management deems adequate.

Employees

As of October 31, 2010, the Company employed approximately 159 full-time employees. In addition, the number of employees at its discontinued operations was 143 full-time employees and 58 part-time/flex employees, which represent approximately 158 full-time equivalent employees.

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

Item 1A.	Risk Factors.

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

We have invested a substantial amount of funds and management resources into the development of our China Division. There is no reliable history of foreign participation in the operation of hospitals in China on which to base our prospects for success. Our experience in managing hospitals in the U.S. may not fully equip us to manage hospitals in China with different government regulation, reimbursement programs, physician relationships and billing systems. Specifically, the limitations placed by the Department of Health of each province on allowable charges by the province hospitals for medical prescriptions and procedures will limit our ability to increase revenues based on costs per prescription or procedure. The agreement under which Dynacq-Huai Bei manages the Second People’s Hospital in Rui An provided for substantial investment of funds in capital expenditures for that hospital, the repayment of liabilities, and the loan of certain amounts to that hospital, which resulted in a net operating loss of approximately $288,000 in fiscal 2010 and $2.6 million for the nine months during which it was subject to the management agreement in fiscal 2009. Without the recruitment of new surgeons and a significant increase in patient volume, and/or an increase in the local government’s established allowable charges for the sale of prescription medications and medical services, Dynacq-Huai Bei’s opportunity to realize profits from the management of Second People’s Hospital, and possibly other hospitals in China, is limited. Although management agreements on additional hospitals may vary in their terms, there can be no assurances that additional management agreements will be undertaken or, if undertaken, that the terms of those agreements will allow the Company to realize profits from the management arrangement.

We have no experience in any industry other than the operation of hospitals and medical office buildings, so the proposed expansion into other industries may involve unforeseen difficulties with which we are unable to deal effectively.

We are expanding our investments into areas other than the hospital industry in China that have a potential for higher profits. There can be no assurance that we will be able to identify attractive acquisition opportunities or acquire new businesses at a price and on terms that are attractive or that, once acquired, the businesses will operate profitably. Acquisitions could expose the Company to unforeseen liabilities or risks associated with entering new markets or businesses. Consequently, we might not be successful in integrating our acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention and resources. Even if we are successful in integrating our acquisitions into our existing operations, we may not derive the benefits that we expect from such acquisitions, which may result in the commitment of capital resources without the anticipated returns on such capital. Competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions. Because of our lack of experience in these new industries, we may encounter issues with which we are not equipped to deal effectively and which may materially adversely affect our investments in those businesses.

We could owe the local government in China for apportionment of a portion of income in terms of the contract for Second People’s Hospital.

The management agreement for the Second People’s Hospital requires that 1% of the drug income, and drug income in excess of 40% of total sales, of the hospital be paid to the government. This requirement was designed to control the cost of drugs by discouraging the sale by the hospital of drugs purchased from other than approved drug vendors. However, the local government has not published a list of approved drug vendors and therefore has not enforced the payment provision since the inception of the original management agreement. The Company has been advised by a local attorney that enforcement of that provision is remote, so it has not accrued the amount that would be payable to the local government if this provision were enforced. If the government were to enforce this provision, Dynacq-Huai Bei could potentially owe approximately $1.4 million to the government for the period of time since inception of the original management contract on the hospital to August 31, 2010.

Our business could be adversely affected by foreign currency fluctuation.

Because we received over 97% of our revenue (excluding discontinued operations) within China in fiscal 2010, and have total assets of approximately $24 million which are denominated in currency other than the U.S. dollar (USD), we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During fiscal 2010 the RMB was basically unchanged against the USD. During fiscal 2010, fluctuation in the Euro – Hong Kong dollar and USD – RMB exchange rate resulted in exchange losses of $342,000, which are included in rent and other income in our consolidated statements of operations.

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

We have significant unrealized gains on our investment in available-for-sale securities. Approximately 29% of our assets are currently represented by foreign investment securities, which are generally less liquid, more volatile and harder to value than U.S. securities. These foreign investments are subject to unique risks such as currency risk, political, social and economic risk, and foreign market and trading risk. Foreign investments may be affected by political, social or economic events occurring in a country where the bonds are invested, which could cause the investments in that country to experience gains or losses. Lack of public information and uniform auditing, accounting and financial reporting standards in foreign countries make disclosure of investment information different from that available from domestic issuers. The trading markets for these investments are significantly less active than U.S. markets and may have less governmental regulation and oversight. Because of these risks, and others, there can be no assurance that the Company’s investments in securities in foreign markets will retain or increase in value or can be liquidated at a price or time favorable to the Company.

A significant percentage of our revenues are generated through relatively few physicians.

For the fiscal year ended August 31, 2010, approximately 85% of our gross revenues of discontinued operations in the United States were generated from 18 surgeons. For the fiscal year ended August 31, 2009, approximately 83% of our gross revenues of discontinued operations in the United States were generated from 21 surgeons. The loss of physicians who provide significant net patient revenues for the Company may adversely affect our results of operations.

We are subject to substantial uninsured liabilities for which we have incurred, and may continue to incur, significant expenses.

In January 2007, Dynacq settled a class action lawsuit filed by shareholders against it and its directors and officers for allegedly publishing materially misleading financial statements, making materially false or misleading statements or omissions regarding its financial condition, and engaging in a fraudulent schedule to inflate the value of its stock. This case, in addition to the legal actions alleging malpractice, product liability or related legal theories that are common in our industry, have involved significant costs and a major drain on management’s time and resources.

Although we maintain professional malpractice liability insurance and general liability insurance coverage for our U.S. facilities in amounts and with deductibles that we believe to be appropriate for our operations, our insurance coverage may not be sufficient or continue to be available at a cost allowing us to maintain adequate levels of insurance. Our professional malpractice liability insurance has covered the majority of malpractice and related legal claims to date; however, the cost of defending the shareholder derivative suits and any damages awarded as a result of those suits, are paid by the Company. In addition, the large monetary claims and significant defense costs involved in many of the malpractice claims may exceed the limits of our insurance coverage. If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, we could be adversely affected. We do not employ any of the physicians who conduct procedures at our hospitals, and the governing documents of each of our hospitals require physicians who conduct procedures at our hospitals to maintain stated amounts of insurance.

We indemnify our directors and officers against certain liabilities and do not presently carry director and officer liability insurance.

As permitted under Nevada law and pursuant to our governing documents and indemnification agreements with certain of our officers and directors, we indemnify our directors against monetary damages for breach of a director’s fiduciary duty, including advancing expenses, to the full extent permitted by Nevada law. As a result, shareholders’ rights to recover against directors for breach of fiduciary duty are limited. We do not carry director and officer liability insurance, so our assets are at risk in the event of successful claims against us or our officers and directors. Our assets may not be sufficient to satisfy judgments against us and our officers and directors in the event of such successful claims. In addition, our lack of director and officer liability insurance may adversely affect our ability to attract and retain highly qualified directors and officers in the future.

We are dependent on the services of our chief executive officer and the head of our China Division.

The Company’s future success, particularly in the development of its business in China, will depend upon its ability to retain the services of its chief executive officer and the head of the China Division. Our chief executive officer’s extensive experience and reputation in the healthcare industry in Texas is essential to the success of our domestic operations, and his vision and contacts in China are essential to the success of our operations in that country. The head of our China Division has extensive experience in the healthcare industry as well as a network of contacts in industry and government in China, all of which are key to the development of our business in China. The Company does not have written employment agreements with either of these persons providing for specific terms of employment, and does not carry any key man life insurance. The Company’s loss of either of these key personnel, especially if the loss is without advance notice, could have a material adverse effect on the Company’s business, financial condition or results of operations.

We hold accounts with certain financial institutions that exceed the FDIC and SIPC insurance limits.

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash investments and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insurance limits. In Hong Kong, the entire deposit amounts are protected by the Deposit Protection Scheme and, up to the end of 2010, a guarantee provided by the Hong Kong SAR Government’s Exchange Fund. At August 31, 2010, the Company had cash balances in excess of the FDIC and SIPC limits of $19.6 million. The management believes that these financial institutions are of high quality and the risk of loss is minimal. However, we could have a material adverse effect on the Company’s business, financial condition or results of operations if any of these financial institutions were to fail and we were unable to recover our cash balances.

Risks Associated with our Industry

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (collectively, the “2010 Health Care Legislation”) may have a significant impact on our existing and future joint ventures.

The 2010 Health Care Legislation includes significant revisions to the portion of the Social Security Act commonly known as the “Stark law,” which generally prohibits physicians from referring Medicare and Medicaid patients to providers of enumerated “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement. Such referrals are deemed to be “self-referrals” due to the physician’s financial relationship with the entity providing the designated health services. An exception to the general self-referral prohibition, commonly known as the “Whole Hospital Exception,” previously existed under the Stark law for physician ownership and/or investment in an entire hospital (rather than a subdivision of a hospital), provided that certain requirements were met. Under the 2010 Health Care Legislation, the availability of the Whole Hospital Exception will depend on physician ownership or investment in a new hospital entity and the existence of a provider agreement by December 31, 2010, provided certain other conditions are met. The 2010 Health Care Legislation also provides that the percentage of physician ownership or investment interests held in a new hospital entity by physician owners or investors cannot exceed the percentage that existed as of March 23, 2010, the date on which the legislation was enacted. The interplay of the dates under these two provisions of the 2010 Health Care Legislation and other related matters creates uncertainty that has not yet been clarified by regulation or other interpretive guidance. Moreover, under the 2010 Health Care Legislation, except in certain circumstances pursuant to an expansion exception process that has yet to be formally established, the number of operating rooms, procedure rooms and licensed beds in a hospital having physician ownership cannot be increased beyond the amount that existed on March 23, 2010. The provisions of the 2010 Health Care Legislation that are described herein, as well as other provisions therein and future interpretations, rulings and guidance, could have a significant impact on our existing and future joint ventures.

If we fail to comply with the extensive laws and complex government regulations applicable to us, we could suffer penalties or be required to make significant changes to our operations.

Our operations in China are also subject to environmental laws, rules and regulations regarding medical waste, medical radioactive agents and pollution. Additionally our operations in China are subject to government regulation of the healthcare industry. The violation of any of these laws, rules or regulations could result in fines and other penalties that could adversely affect the successful operation of our hospitals.

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

Although most hospitals in China are owned and operated by the local governments subject to the oversight by the central government, there currently exist joint venture arrangements between foreign healthcare providers and government owned hospitals, principally in major cities such as Shanghai and Beijing. Some of these competitors have greater financial and other resources than the Company in China. The Second People’s Hospital in the city of Rui An is subject to significant competition from the First People’s Hospital which is a much larger hospital located in the downtown area offering specialty surgeries not currently available at the hospital we manage.

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

Our chairman and chief executive officer, Mr. Chiu Chan, beneficially owns an aggregate of approximately 59% of our issued and outstanding common stock as of August 31, 2010. As a majority stockholder, he is able to control all matters requiring stockholder approval, including the election and removal of any directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, he is in a position to control the management of our business and the appointment of executive officers as well as all management personnel. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control, or impeding a merger or consolidation, takeover or other business combination or sale of all or substantially all of our assets. Mr. Chiu Chan’s interests may conflict with those of other stockholders. In the event that he elects to sell significant amounts of shares of common stock in the future, such sales could depress the market price of our common stock, further increasing the volatility of our trading market.

Our common stock has a limited trading market, which could affect your ability to sell shares of our common stock and the price you may receive for our common stock.

Our common stock is currently quoted on the Nasdaq Global Markets. There is only limited trading activity in our securities. We have a relatively small public float compared to the number of our shares outstanding. Accordingly, we cannot predict the extent to which investors’ interest in our common stock will provide an active and liquid trading market. Due to our limited public float, we may be vulnerable to investors taking a “short position” in our common stock, which would likely have a depressing effect on the price of our common stock and add increased volatility to our trading market. Furthermore, we have been, and in the future may be subject to, class action lawsuits that further increase market volatility. The volatility of the market for our common stock could have a materially adverse effect on our business, results of operations and financial condition. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

Future issuance of additional shares of our stock could cause dilution of ownership interests and adversely affect our stock price.

In addition to approximately 85.8 million shares of common stock we have that are authorized to issue but are unissued, our board may issue up to 5 million shares of preferred stock which may have greater rights than our common stock, without seeking approval from holders of our common stock. In addition, we are obligated to issue an aggregate of approximately 1.3 million shares of common stock upon the exercise of options outstanding under our 2000 Incentive Plan. None of these options have an exercise price which is lower than the market price at August 31, 2010. The shares that could be issued upon exercise of the outstanding options represent approximately 9% of our currently outstanding shares of common stock. Additional shares are subject to options not yet granted under the plan, and we may grant additional options or warrants in the future to purchase shares of our common stock not under the plan. The exercise price of each option granted under our option plan is equal to the fair market value of the shares on the date of grant, although that price may be substantially less than the value per share on the date of exercise.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company or its subsidiaries own or lease the following properties:

•	The Company leases 7,250 square feet of office space for its executive offices through September 1, 2011 for $6,525 per month.

•

The Company leases, on a short term renewable basis, an apartment for approximately $17,000 per month in Hong Kong for the Chief Executive Officer, who is continuing to make efforts to develop the China Division operations.

•

In March 2010, the Company purchased an apartment in Hong Kong as an investment for $2,014,207. The Company obtained an 18-year mortgage loan of $1,245,775 from a financial institution, with a variable interest rate at the lower of 3-month Hang Seng Interbank Offered Rates plus 0.7% or 2.9% below the Hong Kong Dollar best lending rate quoted by the financial institution. The effective interest rate at August 31, 2010 was 1.27%.

•

As part of assets of discontinued operations, the Pasadena facility, the office building adjacent to such facility and the land upon which the facilities are located, are owned by a wholly-owned subsidiary of the Company. The hospital is approximately 45,000 square feet, and the office building is approximately 36,000 square feet.

•

As part of assets of discontinued operations, the Garland facility, including an approximately 90,000 square foot hospital, an approximately 27,000 square foot medical office building and approximately 22.7 acres of land in Garland, Texas, are owned by a wholly-owned subsidiary of the Company.

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

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Nasdaq Global Market under the symbol “DYII”.

The following table sets forth the high and low bid prices of the common stock for the period from September 1, 2008 to August 31, 2010. These over-the-counter prices reflect inter-dealer prices, without retail mark-ups, mark-down or commissions, and may not necessarily represent actual transactions.

	Highs	Lows
FISCAL YEAR 2010
Fourth Quarter	$2.65	$2.01
Third Quarter	3.49	2.50
Second Quarter	4.12	2.81
First Quarter	3.75	3.10

FISCAL YEAR 2009
Fourth Quarter	$3.68	$2.70
Third Quarter	3.99	2.61
Second Quarter	4.49	2.63
First Quarter	5.10	2.51

At November 9, 2010, there were approximately 409 record owners of the Company’s common stock. This number does not include stockholders who hold the Company’s securities in nominee accounts with broker-dealer firms or depository institutions.

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

Securities Authorized For Issuance under Equity Compensation Plans

The following table provides information as of August 31, 2010, with respect to the Company’s equity compensation plan under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in first column)
Plans approved by shareholders	1,277,787	$3.52	2,469,404
Plans not approved by shareholders	—	—	—

Total	1,277,787	$3.52	2,469,404

Item 6.	Selected Financial Data.

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in Item 1A – Risk Factors.

Our operating results for all periods presented reflect operations of our Pasadena and Garland facilities as discontinued operations. In August 2010, the Board of Directors of the Company approved a plan to dispose of these two facilities. However, the facilities continue to be operated by the Company until such time as they are sold.

Critical Accounting Policies and Estimates

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to the management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the significant assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to it at the time the estimates were made. The significant accounting policies are described in the Company’s financial statements (see Note 1 in Notes to the Consolidated Financial Statements). Of these policies, management believes the following ones may involve a comparatively higher degree of judgment and complexity. We have discussed the development and selection of the critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.

Revenue Recognition

Revenue Recognition Policy

In China, the local government Department of Health establishes billing rates for a hospital’s sale of prescription medication and medical services. A majority of the services provided by Second People’s Hospital is to cash pay patients, who pay for the services in advance. For services provided under the local government’s social healthcare insurance program, we are generally paid at approximately 95% of billed charges two to three months after the date of service. The remaining 5% of billed charges is evaluated by the local government Department of Health on a semi-annual basis and may be paid to the hospital after that evaluation is complete. The Company had bad debt expenses of $17,552 and $10,664 for the years ended August 31, 2010 and 2009, respectively, related to denials under the social healthcare insurance program, which is less than 1% of the revenues of the China Division. Since the amount of bad debt expense is minimal, it has been included with Other Operating Expenses in the income statement.

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. At each balance sheet date management reviews the accounts receivable for collectibility.

Discontinued Operations

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

The table below sets forth the percentage of our gross patient service revenue by financial class for the fiscal years 2010 and 2009:

	2010	2009
Workers’ Compensation	35%	48%
Commercial	27%	26%
Medicare	26%	11%
Medicaid	1%	—%
Self-Pay	9%	11%
Other	2%	4%

Contractual Allowance

The Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received, up to 30 days after the end of the period, for the services performed and also estimating amounts collectible for the services performed within the last six months. The following table shows gross revenues and contractual allowances for fiscal years 2010 and 2009:

	2010	2009
Gross billed charges	$80,584,046	$134,008,696
Contractual allowance	58,170,887	86,761,970

Net revenue	$22,413,159	$47,246,726

Contractual allowance percentage	72%	65%

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

A petition asking the Texas Supreme Court to review the Third Court of Appeals decision was initially denied by the Texas Supreme Court. A Motion for Rehearing of Denial of Petition for Review has been filed and is pending. The Texas Supreme Court’s decision regarding the Third Court of Appeals’ opinion is currently pending, and final adjudication in these pending stop-loss cases will depend on the uncertain outcome of a very lengthy process. We anticipate further, lengthy litigation at the Travis County District Courts and the Texas Courts of Appeals. Because of this lengthy process and the uncertainty of recovery in these cases, collection of a material amount of funds in these pending stop-loss cases is not anticipated during the 2011 fiscal year.

Through August 2010, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. We believe the likelihood that the Company will be obligated to refund the payments is remote. Our request that the TDWC Commissioner enforce the awards which have not been voluntarily paid by the carriers has been refused in approximately 130 cases.

Claims regarding payment for hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and ultimately in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges. In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases, which have been appealed to the Travis County district courts, challenge the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling has been appealed to and was upheld by the Third Court of Appeals on August 26, 2010. The Texas Third Court of Appeals has denied the Company’s request for rehearing, and the Company will appeal to the Texas Supreme Court. This ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided in 2001 and 2002 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008, when the Guidelines took effect. Probability of collection in these cases is marginal and depends on the rulings of the Texas Supreme Court.

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

Due to the uncertainties regarding the accounts receivable in the MDR process, the 2008 and 2010 Third Court of Appeals’ opinions and our legal counsel’s advice that settlements with insurance carriers have virtually stopped, the Company had fully reserved all accounts receivable related to the MDR process as of August 31, 2008. Any monies collected for these MDR accounts receivable will be recorded as current period’s net patient service revenues.

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

Stock-Based Compensation

We account for stock-based compensation under ASC Topic 718. We estimate the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is based on an estimated forfeiture rate, which is updated as appropriate. This option pricing model requires the input of highly subjective assumptions, including the expected volatility of our common stock, pre-vesting forfeiture rate and an option’s expected life. The financial statements include amounts that are based on our best estimates and judgments.

Results of Operations

	Year Ended August 31, 2010			Year Ended August 31, 2009
	China Division	Corporate	Total	China Division	Corporate	Total
Net patient service revenue	$2,067,785	$74,705	$2,142,490	$1,769,124	$370,429	$2,139,553

Costs and expenses:
Compensation and benefits	1,234,682	3,531,941	4,766,623	850,147	3,977,542	4,827,689
Medical services and supplies	1,079,197	—	1,079,197	946,507	—	946,507
Other operating expenses	2,329,921	1,573,303	3,903,224	2,453,520	1,690,364	4,143,884
Asset impairment charge	—	—	—	2,490,382	—	2,490,382
Depreciation and amortization	143,351	42,770	186,121	198,179	42,771	240,950

Total costs and expenses	4,787,151	5,148,014	9,935,165	6,938,735	5,710,677	12,649,412

Operating loss	(2,719,366)	(5,073,309)	(7,792,675)	(5,169,611)	(5,340,248)	(10,509,859)

Other income (expense):
Rent and other income (expense)	21,935	(63,774)	(41,839)	444,277	320,067	764,344
Interest income	227,407	1,591,022	1,818,429	246,491	1,107,413	1,353,904
Interest expense	(5,232)	(4,413)	(9,645)	—	(30,819)	(30,819)

Total other income, net	244,110	1,522,835	1,766,945	690,768	1,396,661	2,087,429

Loss before income taxes from continuing operations	$(2,475,256)	$(3,550,474)	(6,025,730)	$(4,478,843)	$(3,943,587)	(8,422,430)

Benefit for income taxes			1,857,951			2,745,339

Loss from continuing operations			(4,167,779)			(5,677,091)
Discontinued operations, net of income taxes			(3,904,462)			5,217,728

Net loss			(8,072,241)			(459,363)
Less: Net (income) loss attributable to noncontrolling interest			197,150			(25,069)

Net loss attributable to Dynacq Healthcare, Inc.			$(7,875,091)			$(484,432)

Operational statistics (Number of medical procedures) for discontinued operations:
Inpatient:
Bariatric			167			390
Orthopedic			278			274
Other			92			137

Total inpatient procedures			537			801

Outpatient:
Orthopedic			418			683
Other			1,069			1,424

Total outpatient procedures			1,487			2,107

Total procedures			2,024			2,908

Comparison of the Fiscal Years Ended August 31, 2010 and August 31, 2009

China Division

The China Division revenue includes net patient service revenues from Second People’s Hospital in Rui An, China. Net patient service revenue increased by $298,661, from $1,769,124 to $2,067,785. For the fiscal year 2009, the Company acquired the management rights starting November 25, 2008, thus it includes only nine months of operations. On an annualized basis, the net patient revenue decreased by approximately 12% due to a decrease in number of patients and related pharmacy revenues. The Company is focusing on hiring experienced physicians in order to improve the revenues for the next fiscal year.

Total costs and expenses decreased by $2,151,584, from $6,938,735 in fiscal 2009 to $4,787,151 in fiscal 2010. The following discusses the various changes in costs and expenses:

•

Compensation and benefits increased by $384,535. However, since the operations of Second People’s Hospital for fiscal year 2009 includes only nine months of operations, on an annualized basis, the compensation and benefits increased 9%, primarily due to the Company trying to improve overall business by hiring experienced physicians.

•

Medical services and supplies expenses increased by $132,690. However, on an annualized basis for fiscal year 2009, since it includes only nine months of operations, medical services and supplies decreased by 14%, whereas the net patient service revenues decreased by 12%.

•

Other operating expenses includes primarily administrative expenses for managing the Second People’s Hospital and various other projects the Company is undertaking, related marketing expenses and rent for an apartment for the Chief Executive Officer in Hong Kong. Other operating expenses decreased by $123,599, from $2,453,520 in fiscal year 2009 to $2,329,921 in fiscal year 2010. Marketing expenses decreased by $225,000, from $1,100,000 in fiscal year 2009 to $875,000 in fiscal year 2010. This decrease was partially offset by marginal increases in other operating expenses at the Second People’s Hospital.

•	In fiscal 2009, the Company had an asset impairment charge of $2,490,382 for the Second People’s Hospital.

Rent and other income for fiscal year 2010 includes miscellaneous rent and other income of $90,371, partially offset by a loss of $68,436 related to foreign currency translation adjustments. Rent and other income for fiscal year 2009 includes miscellaneous rent and other income of $87,315 and a gain of $356,962 related to foreign currency translation adjustments.

Corporate Division

The Corporate Division revenue includes cash receipts for accounts receivable for its Baton Rouge and Vista West facilities, which were sold in prior years. These receivables were fully reserved for, and were not sold as part of the disposition of the facilities.

Compensation and benefits for the Corporate Division includes $377,875 and $412,415 of non-cash compensation expense for the fiscal year ended August 31, 2010 and 2009, respectively, related to employees’ incentive stock options granted in fiscal year 2007 and 2008. It also includes all corporate personnel compensation and benefits. The decrease of approximately 11% in 2010, compared to 2009, is primarily due to a reduction in compensation to the Chief Executive Officer and the Chief Financial Officer of the Company.

Other operating expenses includes various general and administrative expenses for day to day running of the Company, including professional fees such as legal expenses and audit expenses. The marginal reduction of 7% in other operating expenses in 2010, compared to 2009, is due to a decrease in the overall business activities of the Company.

Rent and other income was a net $63,774 expense for fiscal year 2010 due to foreign exchange losses of $273,218 on investments in Euro bonds, partially offset by a gain of $193,291 on short-term investments in the equity securities in Hong Kong. Rent and other income was $320,067 in fiscal year 2009, since it included foreign exchange gains of $282,608 on investments in Euro bonds.

Interest income was higher in 2010 by $483,609, compared to 2009, primarily due to an increase in interest on investments in bonds. The Company had started investments in bonds in fiscal year 2009, and thus had partial year of interest income, whereas these bonds were held for the entire year in 2010, and thus had interest income from them for the full fiscal year.

Investments in bonds

Investments in available-for-sale securities, which were purchased at a cost of $9,135,146 during fiscal year 2009, have appreciated in fair value by an additional $12,788,846. Of that amount, $(273,218) and $282,608 in foreign exchange gains (losses) is included in rent and other income (expense) in the consolidated statements of operations in fiscal years 2010 and 2009, respectively. Unrealized gains in these investments of $12,779,472 are included in accumulated other comprehensive income in the Consolidated Balance Sheet, net of taxes of $4,472,815.

Discontinued Operations

Net patient service revenue decreased by $24,833,567, or 53%, from $47,246,726 to $22,413,159, and total surgical cases decreased by 30% from 2,908 cases in fiscal year 2009 to 2,024 cases in fiscal year 2010. The following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage decrease from 2009 to 2010
Facility	Net patient revenue	Cases
Pasadena	(40)%	(22)%
Garland	(62)	(41)
Overall	(53)	(30)

The decrease in net patient service revenue was due to an overall decrease in number of cases by 30% in 2010 compared to 2009. There was a decrease of 33% in inpatient cases, which typically have higher average reimbursement per case compared to outpatient cases. While the number of cases and the gross billed charges decreased by 30% and 40%, respectively, net patient service revenue decreased 53% due to an increase in the contractual allowance as a percentage of gross billed charges. The contractual allowance increased from 65% of gross billed charges for the fiscal year ended August 31, 2009 to 72% of gross billed charges for the fiscal year ended August 31, 2010, due to a change in the surgical mix of cases and lower reimbursements, primarily on workers’ compensation cases.

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

Total costs and expenses decreased by $10,757,359 or 27%, from $39,337,478 in fiscal 2009 to $28,580,119 in fiscal 2010. The following discusses the various changes in costs and expenses:

•

Compensation and benefits decreased by $2,010,553, or 16%, primarily associated with lower net patient service revenues. In addition, cash incentive bonuses were paid to employees in 2009, with no such compensation paid in fiscal 2010.

•

Medical services and supplies expenses decreased by $4,348,694, or 39%, while the number of surgery cases decreased 30%. The percentage decrease in medical services and supplies was higher than the percentage decrease in the number of surgery cases due to a 33% decrease in inpatient cases, which typically require more medical services and supplies, and also due to a change in the surgical mix of cases.

•

Other operating expenses decreased by $4,075,861, or 29%. Marketing expenses, included in other operating expenses, decreased by $2,728,000, from $6,031,000 in fiscal 2009 to $3,303,000 in fiscal 2010, which was associated with lower net revenues. Other operating expenses as a percentage of gross billed charges were 8.6% and 6.2% for the fiscal years 2010 and 2009, respectively.

•

Depreciation and amortization expenses decreased by $322,251, or 26%, due to higher incidence of fully depreciated assets in 2010 compared to 2009, with fewer new additions to property and equipment in the current fiscal year.

The benefit for income taxes in fiscal 2010 was 34.7%, and the provision for income taxes in fiscal 2009 was 35.9%.

Liquidity and Capital Resources

The Company maintained sufficient liquidity to meet its business needs in fiscal 2010. As of August 31, 2010, its principal source of liquidity was $30.1 million in cash and net accounts receivable, and $21.9 million in investments available-for-sale. The Company has approximately $27.7 million in cash as of August 31, 2010, the majority of which is deposited in national and international banks. The amounts at these financial institutions are substantially in excess of FDIC and Securities Investor Protection Corporation insurance limits; however, management believes that these financial institutions are of high quality and the risk of loss is minimal. The Company expects to use its funds by investing in equity securities in initial public offerings and pre-initial public offerings and in forming joint ventures in companies in China engaged in businesses such as energy production, pharmaceuticals, natural gas stations and commercial real estate rentals.

Cash flows from operating activities

Cash flow used in operating activities for continuing activities was $3,266,277 during fiscal year 2010, primarily due to a net loss before discontinued operations of $3,970,629, changes in income tax related accounts of $4,058,866 and decreases in accounts payable and accrued liabilities of $1,747,672. These decreases were partially offset by decreases in accounts receivable of $6,218,194.

In addition, cash flow used in operating activities for discontinued operations was $2,854,429 during fiscal year 2010, primarily due to a net loss from discontinued operations of $3,904,462, partially offset by depreciation and amortization expenses of $895,945.

Total cash flow used in operating activities for continuing and discontinued operations combined was $6,120,706 during fiscal year 2010.

Cash flows from investing activities

Cash flow used in investing activities for continuing activities was $2,097,658 primarily due to the purchase of an apartment in Hong Kong as an investment for $2,014,207 (subject to a mortgage of $1,245,775).

In addition, cash flow used in investing activities for discontinued operations was $525,326 towards purchase of equipment.

Total cash flow used in investing activities for continuing and discontinued operations combined was $2,622,984 during fiscal year 2010.

Cash flows from financing activities

Cash flow used in financing activities for continuing activities was $2,718,678, primarily related to treasury stock purchases of $3,809,174 and payments of $251,131 on the note payable in the class action lawsuit settlement dated October 20, 2006, which is now fully paid. During the current year, the Company obtained an 18-year mortgage loan of $1,245,775 from a financial institution for the purchase of the apartment in Hong Kong discussed above, and has paid $26,336 on the mortgage loan.

In addition, cash flow used in financing activities for discontinued operations was $37,515 towards payments on capital leases of equipment.

Total cash flow used in financing activities for continuing and discontinued operations combined was $2,756,193 during fiscal year 2010.

The Company had working capital of $42,701,260 as of August 31, 2010, and maintained a liquid position by a current ratio of approximately 6.1 to 1.

We believe we will be able to meet our ongoing liquidity and cash needs for fiscal year 2011 through the combination of available cash and cash flow from operations.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us.

Contractual Obligations and Commitments

Total rent and lease expenses paid by the Company for the fiscal years 2010 and 2009 were approximately $314,000 and $272,000, respectively. The Company’s total minimum rental commitments under noncancellable operating leases are approximately $402,000 in the next three fiscal years.

The Company, through its subsidiary, also had agreements with outside organizations for management support and marketing agreement to develop strategies to lead the Company’s marketing activities in China and Southeast Asia, including but not limited to recruitment of physicians, multi-media advertising and enhancing the reputation of the Company’s healthcare services. Payments made related to these agreements for the fiscal years 2010 and 2009 were $875,000 and $1,100,000, respectively. The Company has a total commitment of approximately $1,650,000 to be incurred in the next three fiscal years related to these marketing agreements.

The Company has administrative support services agreements with outside organizations for administrative support services. Payments made related to these agreements for fiscal years 2010 and 2009 were $155,000 and $70,000, respectively. The Company has a total commitment of approximately $365,000 to be incurred in the next two fiscal years related to these administrative support services agreements.

The Company has a note payable commitment of $78,000 per year for the next 17.5 years related to an apartment purchased in Hong Kong as an investment. The Company obtained an 18-year mortgage loan of $1,245,775 from a financial institution, with a variable interest rate at the lower of 3-month Hang Seng Interbank Offered Rates plus 0.7% or 2.9% below the Hong Kong Dollar best lending rate quoted by the financial institution. The effective interest rate at August 31, 2010 was 1.27%. The total amount to be paid as of August 31, 2010 is approximately $1.4 million.

These commitments mentioned above total $3.8 million, of which $1.2 million is payable in fiscal year 2011, $872,000 in 2012, $590,000 in 2013, $78,000 in 2014, $78,000 in 2015, and approximately $1.0 million is payable after five years.

Discontinued Operations

Total rent and lease expenses paid by the Company for its discontinued operations for the fiscal years 2010 and 2009 were approximately $388,000 and $473,000, respectively. The Company’s total minimum rental commitments under noncancellable operating leases are approximately $466,000.

The Company has contracts with doctors to manage various areas of the Company’s hospitals and other service agreements. Payments made under these agreements for the fiscal years ending August 31, 2010 and 2009 were $2,948,000 and $3,104,000, respectively. The Company’s minimum commitments under these contracts are approximately $2.1 million, majority of which is payable in fiscal year 2011.

The Company, through its subsidiary, also had agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Pasadena and Garland facilities. These facilities received bariatric and orthopedic referrals from other sources, and the organizations referred clients to other area hospitals. Payments made related to these agreements for the fiscal years 2010 and 2009 were $3,303,000 and $6,031,000, respectively. The Company has since cancelled these agreements in the first quarter of fiscal year 2011, and had a total commitment of $1,500 before such cancellation.

The Company has purchased some equipment under capital leases, and has a total commitment to pay $396,000 under these leases.

These commitments mentioned above for discontinued operations total $3.0 million.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements - Recent Accounting Pronouncements, which is incorporated here by reference.

Inflation

Inflation has not significantly impacted the Company’s financial position or operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Below is an index to the consolidated financial statements and notes thereto contained in Item 8, Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Dynacq Healthcare, Inc. (the “Company”), as of August 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynacq Healthcare, Inc. at August 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Killman, Murrell & Company, P. C.

Killman, Murrell & Company, P. C.

Houston, Texas

November 19, 2010

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	August 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$27,665,945	$39,112,965
Accounts receivable, net of contractual allowances of approximately $211,401,000 and $236,996,000 at August 31, 2010 and 2009, respectively	2,453,933	8,671,389
Inventories	260,393	116,442
Interest receivable	354,461	270,374
Prepaid expenses	485,679	373,949
Income tax receivable	4,026,783	—
Assets of discontinued operations	15,199,652	15,724,360
Deferred tax assets	616,474	770,400

Total current assets	51,063,320	65,039,879
Investments available-for-sale	21,923,992	18,572,169
Investment in real estate, net	1,992,687	—
Property and equipment, net	454,548	536,220
Income tax receivable	868,249	868,249
Other assets	260,737	250,664

Total assets	$76,563,533	$85,267,181

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	August 31,
	2010	2009
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,313,968	$3,395,053
Accrued liabilities	4,604,109	6,244,978
Current portion of notes payable	62,289	251,131
Liabilities of discontinued operations	378,694	416,209
Current taxes payable	3,000	128,420

Total current liabilities	8,362,060	10,435,791
Non-current liabilities:
Long-term portion of notes payable	1,157,150	—
Deferred tax liabilities	3,961,237	2,751,619

Total liabilities	13,480,447	13,187,410

Commitments and contingencies
Equity:
Dynacq stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 14,176,960 and 15,815,120 shares issued at August 31, 2010 and August 31, 2009, respectively	14,177	15,815
Treasury stock, -0- and 489,672 shares at August 31, 2010 and August 31, 2009, respectively, at cost	—	(2,429,465)
Additional paid-in capital	9,039,624	14,800,062
Accumulated other comprehensive income	8,673,575	6,297,908
Retained earnings	45,276,115	53,151,206

Total Dynacq stockholders’ equity	63,003,491	71,835,526

Non-controlling interest	79,595	244,245

Total equity	63,083,086	72,079,771

Total liabilities and equity	$76,563,533	$85,267,181

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

	Year Ended August 31,
	2010	2009
Net patient service revenue	$2,142,490	$2,139,553

Costs and expenses:
Compensation and benefits	4,766,623	4,827,689
Medical services and supplies	1,079,197	946,507
Other operating expenses	3,903,224	4,143,884
Asset impairment charge	—	2,490,382
Depreciation and amortization	186,121	240,950

Total costs and expenses	9,935,165	12,649,412

Operating loss	(7,792,675)	(10,509,859)

Other income (expense):
Rent and other income (expense)	(41,839)	764,344
Interest income	1,818,429	1,353,904
Interest expense	(9,645)	(30,819)

Total other income, net	1,766,945	2,087,429

Loss before income taxes from continuing operations	(6,025,730)	(8,422,430)
Benefit for income taxes	1,857,951	2,745,339

Loss from continuing operations	(4,167,779)	(5,677,091)
Discontinued operations, net of income taxes	(3,904,462)	5,217,728

Net loss	(8,072,241)	(459,363)
Less: Net (income) loss attributable to noncontrolling interest	197,150	(25,069)

Net loss attributable to Dynacq Healthcare, Inc.	$(7,875,091)	$(484,432)

Basic and diluted income (loss) per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.27)	$(0.37)
Discontinued operations, net of income taxes	(0.27)	0.34

Net loss attributable to Dynacq Healthcare, Inc.	$(0.54)	$(0.03)

Basic and diluted average common shares outstanding	14,603,323	15,504,644

Amounts attributable to Dynacq Healthcare, Inc.:
Loss from continuing operations	$(3,970,629)	$(5,702,160)
Discontinued operations, net of income taxes	(3,904,462)	5,217,728

Net loss attributable to Dynacq Healthcare, Inc.	$(7,875,091)	$(484,432)

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Foreign currency translation	Unrealized gains on securities	Retained Earnings	Total
Balance, August 31, 2008	16,010,924	$16,011	455,193	$(2,309,898)	$15,023,927	$561,271	$—	$53,635,638	$66,926,949
Stock issued on exercise of employees’ stock options	8,075	8	—	—	20,180	—	—	—	20,188
Charge for granting stock options to employees	—	—	—	—	412,415	—	—	—	412,415
Treasury shares acquired	—	—	238,358	(776,231)	—	—	—	—	(776,231)
Treasury shares cancelled	(203,879)	(204)	(203,879)	656,664	(656,460)	—	—	—	—
Foreign currency translation adjustment, net of taxes of $(109,891)	—	—	—	—	—	(213,744)	—	—	(213,744)
Unrealized gains on securities available-for-sale, net of taxes of $3,204,051	—	—	—	—	—	—	5,950,381	—	5,950,381
Net income	—	—	—	—	—	—	—	(484,432)	(484,432)

Balance, August 31, 2009	15,815,120	15,815	489,672	(2,429,465)	14,800,062	347,527	5,950,381	53,151,206	71,835,526
Stock issued on exercise of employees’ stock options	35,875	36	—	—	89,652	—	—	—	89,688
Charge for granting stock options to employees	—	—	—	—	377,875	—	—	—	377,875
Income tax benefit for employees’ exercise of incentive stock options	—	—	—	—	9,000	—	—	—	9,000
Treasury shares acquired	—	—	1,184,363	(3,809,174)	—	—	—	—	(3,809,174)
Treasury shares cancelled	(1,674,035)	(1,674)	(1,674,035)	6,238,639	(6,236,965)	—	—	—	—
Foreign currency translation adjustment, net of taxes of $10,443	—	—	—	—	—	19,391	—	—	19,391
Unrealized gains on securities available-for-sale, net of taxes of $1,268,764	—	—	—	—	—	—	2,356,276	—	2,356,276
Net loss	—	—	—	—	—	—	—	(7,875,091)	(7,875,091)

Balance, August 31, 2010	14,176,960	$14,177	—	$—	$9,039,624	$366,918	$8,306,657	$45,276,115	$63,003,491

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

	Year Ended August 31,
	2010	2009
Cash flows from operating activities
Net loss	$(7,875,091)	$(484,432)
Less income (loss) from discontinued operations, net of income taxes	(3,904,462)	5,217,728

Net loss before discontinued operations	(3,970,629)	(5,702,160)
Adjustments to reconcile net loss before discontinued operations to net cash provided by (used in) operating activities:
Depreciation and amortization	186,121	240,950
Asset impairment	—	2,490,382
Loss on sale of assets	1,682	—
Deferred income taxes	93,337	(609,494)
Noncontrolling interest	(197,150)	25,069
Charge for granting stock options to employees	377,875	412,415
Foreign currency exchange gains	273,218	(615,111)
Changes in operating assets and liabilities:
Accounts receivable	6,218,194	9,488,056
Inventories	(143,369)	32,283
Prepaid expenses	(111,656)	108,001
Interest receivable	(84,086)	(270,374)
Income taxes receivable	(4,026,783)	—
Other assets	(9,939)	(21,044)
Accounts payable	(82,858)	(744,074)
Accrued liabilities	(1,664,814)	276,926
Income taxes payable	(125,420)	(4,288,916)

Cash provided by (used in) continuing activities	(3,266,277)	822,909
Cash provided by (used in) discontinued activities	(2,854,429)	6,503,326

Net cash provided by (used in) operating activities	(6,120,706)	7,326,235

Cash flows from investing activities
Purchase of real estate	(2,014,207)	—
Investments in available-for-sale securities	—	(9,135,146)
Proceeds from sale of assets	52,622	—
Purchase of equipment	(136,073)	(262,478)
Acquisition of management rights to Second People’s Hospital in Rui An, China	—	(995,817)

Cash used in continuing activities	(2,097,658)	(10,393,441)
Cash used in discontinued activities	(525,326)	(275,795)

Net cash used in investing activities	$(2,622,984)	$(10,669,236)

Continued.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended August 31,
	2010	2009
Cash flows from financing activities
Principal payments on notes payable	$(277,467)	$(1,985,267)
Proceeds from notes payable	1,245,775	—
Proceeds from exercise of stock options	89,688	20,188
Purchase of treasury shares	(3,809,174)	(776,231)
Contributions from, purchases of and distributions to noncontrolling interest holders, net	32,500	134,250

Cash used in continuing activities	(2,718,678)	(2,607,060)
Cash used in discontinued activities	(37,515)	(47,495)

Net cash used in financing activities	(2,756,193)	(2,654,555)

Effect of exchange rate changes on cash	52,863	10,721

Net decrease in cash and cash equivalents	(11,447,020)	(5,986,835)
Cash and cash equivalents at beginning of year	39,112,965	45,099,800

Cash and cash equivalents at end of year	$27,665,945	$39,112,965

Supplemental cash flow disclosures
Cash paid during year for:
Interest	$40,814	$57,329

Income taxes	$406,153	$5,074,202

Non cash investing and financing activities:
Investments in bonds	$3,625,040	$9,154,432
Accumulated other comprehensive income	(2,356,276)	(6,060,272)
Deferred tax liabilities	(1,268,764)	(3,094,160)
Equipment from capital lease (discontinued operations)	43,112	435,498
Capital lease obligation (discontinued operations)	(43,112)	(435,498)
Common stock	1,674	204
Additional paid-in capital	6,236,965	656,459
Treasury stock	(6,238,639)	(656,663)

	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

August 31, 2010

1.	Significant Accounting Policies

Business and Organization

Dynacq Healthcare, Inc., a Nevada corporation (the “Company”), is a holding company that through its subsidiaries in China and Hong Kong (1) provides healthcare management services to a hospital in China; (2) invests in debt and equity securities, including short-term investments in initial public offerings and pre-initial public offerings; and (3) invests in artifacts for resale. The Company through its United States subsidiaries owns and operates two general acute care hospitals in Pasadena and Garland, Texas. However, the Company has approved a plan to sell these facilities, and accordingly this business is classified as “Discontinued Operations” (see Discontinued Operations below). We are currently composed of two divisions: China and Corporate.

The Company was incorporated under the laws of the State of Nevada in 1992. The Company was reincorporated in Delaware in November 2003 and reincorporated back in Nevada in August 2007.

China Division

Since March 1, 2009, Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a wholly owned subsidiary of the Company has been providing healthcare management services to the Second People’s Hospital in Rui An, China. The Company organized Dynacq-Huai Bei in April 2008 under the laws of the People’s Republic of China. Although the contract to manage the Second People’s Hospital was not executed until March 1, 2009, the effective date was November 25, 2008 and Dynacq-Huai Bei has included the results of operations of that hospital from that effective date. Therefore the financials statements for the fiscal year ended August 31, 2009 include three months of results of operations by the prior manager. Dynacq-Huai Bei is ultimately responsible for funding any operating deficits, and is to be rewarded with any operating profits, of that hospital during the management period. Dynacq-Huai Bei and the Rui An City Department of Health had also previously entered into an agreement assigning to Dynacq-Huai Bei the right to manage the Third People’s Hospital in Rui An, which hospital is currently under construction. Based on continued delays in the construction of the Third People’s Hospital, however, in November 2010, Dynacq-Huai Bei and the Rui An City Department of Health mutually agreed to terminate this agreement. Accordingly, Dynacq-Huai Bei will not be managing the Third People’s Hospital.

In August 2009, the Company incorporated a wholly owned subsidiary, Hu GangJing (Hang Zhou) Technology Company Limited (“Hang Zhou Tech”) under the laws of the People’s Republic of China, as a holding company for investments in the city of Hang Zhou and other cities in China. It is anticipated that Hang Zhou Tech will invest in businesses or form joint ventures with other companies to engage in businesses such as energy, life sciences and pharmaceuticals. In December 2009, Hang Zhou Tech incorporated two wholly owned subsidiaries, namely Hang Zhou Hu GangJing Investment Management Company Limited (“Hang Zhou Investment Management”), and Hang Zhou Hu GangJing Medical Investment Company Limited (“Hang Zhou Medical Investment”). Hang Zhou Tech was set up under an incentive program of the city of Hang Zhou by which the city government has offered an interest free loan of 30% of an investment in projects made by Hang Zhou Tech, up to a $1.5 million maximum. The loan is repayable within five years only if the investment in the projects is profitable. If after five years the investment is not profitable, then the city of Hang Zhou will forgive the loan in full. Hang Zhou Tech, through its subsidiary Hang Zhou Investment Management, initially plans to invest in technologies such as energy; and through its subsidiary, Hang Zhou Medical Investment plans to invest in healthcare, including pharmaceuticals. There has been no significant development in any of these projects, and Hang Zhou Tech is not currently actively pursuing any joint ventures.

In March 2010, Dynacq-Huai Bei incorporated a subsidiary, Shanghai Hu Jing Investment Management Company Limited (“Shanghai Hu Jing”) under the laws of People’s Republic of China, in which Dynacq-Huai Bei owns 90%, and Hang Zhou Tech owns 10%. 40% of Shanghai Hu Jing’s cumulative profit will be distributed to Shanghai Hu Jing Electronic Developments Co., Ltd. (“Shanghai Hu Jing Electronic”), a Company which is majority owned by the General Manager of the Company’s China Division. Shanghai Hu Jing Electronic will be the Company’s key partner in identifying and bringing various projects to the Company. The remaining cumulative profit will be distributed to Dynacq-Huai Bei and Hang Zhou Tech. Shanghai Hu Jing plans to invest in sandstone mining, mined coal trading, and natural gas stations. In September 2010, Shanghai Hu Jing incorporated a wholly owned subsidiary, Shanghai Run Tien Enterprise, Ltd. (“Shanghai Run Tien”), to invest in artifacts to be sold and commercial real estate rentals. The artifacts will be purchased from auction houses overseas and will be sold to the general public in China.

The Company has also organized Sino Bond Inc. Limited, a Hong Kong corporation (“Sino Bond”) to hold and manage investments in Hong Kong. Sino Bond has entered into a marketing contract related to healthcare services by Dynacq subsidiaries in China and Southeast Asia and invests in debt and equity securities in Europe and Asia, including initial public offerings and pre-initial public offerings.

The various growth opportunities in China and Hong Kong are in varying stages of development, and there is no assurance that any of them will come to fruition and/or be successful.

Corporate Division

During the fiscal year ended August 31, 2009, the Company invested approximately $9.1 million of its available cash in marketable securities. As of August 31, 2010, these securities are valued at approximately $22 million. The Company intends to hold, or sell if market conditions change, and manage these investment securities until it is able to identify and fund other attractive opportunities in China. The Company, through a subsidiary in Hong Kong, has expanded its investments in debt and equity securities in Europe and Asia and has engaged the services of an investment banker to recommend such investment opportunities. The Company’s primary investment focus will be on growth companies from mainland China. The Company anticipates making short-term investment in these entities through initial public offerings (held mostly through the Hong Kong Stock Exchange) and pre-initial public offerings.

Discontinued Operations

In the United States, the Company manages and operates two general acute care hospitals that principally provide specialized surgeries such as bariatric, orthopedic and neuro-spine surgeries.

In May 1998, Vista Community Medical Center, L.L.C., a Texas limited liability company, was organized for the purpose of operating a hospital (the “Pasadena facility”). In June 2003, the Pasadena facility was converted to a limited liability partnership. As of August 31, 2010 and 2009, the Company through its subsidiaries had a 97.65% and 98.65%, respectively, ownership interest in the Pasadena facility. In August 2010, the Board of Directors of the Company approved a plan to dispose of the Pasadena facility.

In July 2003, Vista Hospital of Dallas, LLP was organized for the purposes of acquiring and operating a surgical hospital in Garland, Texas (the “Garland facility”). As of August 31, 2010 and 2009, the Company had a 98.25% membership interest in the Garland facility. In August 2010, the Board of Directors of the Company approved a plan to dispose of the Garland facility.

Both the Pasadena and Garland facilities continue to be operated by the Company until such time as they are sold.

Reorganization of Segments

The Industry Segment “U.S. Division” the Company had in prior years has been classified as discontinued operations in the consolidated financial statements, along with the corporate overhead costs associated with the U.S. Division. The Company at the present time has only the China Division and the Corporate Division.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for annual financial information and with the instructions to Form 10-K and Article 3 and 3-A of Regulation S-X. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, which were approximately $6.0 million and $6.8 million for the fiscal years 2010 and 2009, respectively.

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

Reclassification

Certain previously reported financial information has been reclassified to conform to the current year’s presentation. The impact of such reclassification was not significant to the prior year’s overall presentation, except for presenting the two U.S. owned hospitals as discontinued operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Investments Available-for-Sale

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of August 31, 2010 and 2009, based on the quoted market prices as of that date. These investments are subject to default risk. The Company intends to hold these for a minimum period of an additional 12 months. Unrealized gains in the fair value are reported in accumulated other comprehensive income, net of related income tax effect. The Company regularly monitors its investment portfolio for any decline in fair value that is other than temporary and records any such impairment as an impairment loss.

Investment in Real Estate and Note Payable

In March 2010, the Company purchased an apartment in Hong Kong as an investment for $2,014,207. This apartment was used as a security to obtain an 18-year mortgage loan of $1,245,775 from a financial institution, with a variable interest rate at the lower of 3-month Hang Seng Interbank Offered Rates plus 0.7% or 2.9% below the Hong Kong Dollar best lending rate quoted by the financial institution. The effective interest rate at August 31, 2010 was 1.27%. The Company has paid down $26,336 during the fiscal year ended August 31, 2010 and the current and long-term portions of the note payable as of August 31, 2010 are $62,289 and $1,157,150, respectively. For the fiscal year ended August 31, 2010, depreciation expense associated with the apartment was $21,519.

Inventories

Inventories, consisting primarily of medical supplies and artifacts, are stated at the lower of cost or market, with cost determined by use of the average cost method.

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

Useful Life
Land	N/A
Buildings and improvements	39 years
Equipment, furniture and fixtures	5 years

The Company also leases equipment under capital leases. Such assets are amortized on a straight-line basis over the lesser of the term of the lease or the remaining useful life of the assets.

Impairment of Long-lived Assets

In accordance with ASC Topic 360-10-05, “Impairment or Disposal of Long-Lived Assets” (formerly referred to as SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”)), the Company evaluates the carrying value of property, plant and equipment and definite-lived assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations. If an impairment exists, the net book values are reduced to fair values as warranted.

In August 2010, the Board of Directors of the Company approved a plan to dispose of the Pasadena and Garland facilities due to continued operating losses. Both facilities have experienced decreases in net patient revenues and number of cases, generally attributable to the loss of physicians from our medical staffs and to the general economic downturn resulting in fewer elective surgeries. The opening of a new hospital near our Garland facility has had a direct adverse impact on our ability to retain members of the medical staff at that facility and consequently on our patient volume. Neither of these facilities is currently profitable, and the Board of Directors believes this plan of disposal is in the Company’s best interest. The facilities will continue to be operated by the Company until such time as they are sold.

We plan to market the Pasadena and Garland facilities for sale, with completion of the sales as soon as reasonably practicable. We do not expect to incur any material costs associated with termination of employment of the affected employees beyond accrued obligations for salary and benefits. The Board of Directors and management have not yet determined an estimate of any other costs associated with the foregoing disposal activities either by type or in total nor the amount of any charge that will result in future cash expenditures. The Company had an independent appraisal done for both the hospitals, and based on each hospital’s valuation, expected sale proceeds, and expected cash flows has determined that there is no impairment charge required in connection with the foregoing disposal activities.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2010, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value Measurements at August 31, 2010
	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	—	$21,923,992	—

All of the Company’s investments in securities are in perpetual bonds traded on the European markets. The cost of these securities is $9,135,146.

Revenue Recognition

Revenue Recognition Policy

In China, the local government Department of Health establishes billing rates for a hospital’s sale of prescription medication and medical services. A majority of the services provided by Second People’s Hospital is to cash pay patients, who pay for the services in advance. For services provided under the local government’s social healthcare insurance program, we are generally paid at approximately 95% of billed charges two to three months after the date of service. The remaining 5% of billed charges is evaluated by the local government Department of Health on a semi-annual basis and may be paid to the hospital after that evaluation is complete. The Company had bad debt expenses of $17,552 and $10,664 for the years ended August 31, 2010 and 2009, respectively, related to denials under the social healthcare insurance program, which is less than 1% of the revenues of the China Division. Since the amount of bad debt expense is minimal, it has been included with Other Operating Expenses in the income statement.

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. At each balance sheet date management reviews the accounts receivable for collectibility.

Discontinued Operations

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

The table below sets forth the percentage of our gross patient service revenue by financial class for the fiscal years 2010 and 2009:

	2010	2009
Workers’ Compensation	35%	48%
Commercial	27%	26%
Medicare	26%	11%
Medicaid	1%	—%
Self-Pay	9%	11%
Other	2%	4%

Contractual Allowance

The Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received, up to 30 days after the end of the period, for the services performed and also estimating amounts collectible for the services performed within the last six months. The following table shows gross revenues and contractual allowances for fiscal years 2010 and 2009:

	2010	2009
Gross billed charges	$80,584,046	$134,008,696
Contractual allowance	58,170,887	86,761,970

Net revenue	$22,413,159	$47,246,726

Contractual allowance percentage	72%	65%

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

A petition asking the Texas Supreme Court to review the Third Court of Appeals decision was initially denied by the Texas Supreme Court. A Motion for Rehearing of Denial of Petition for Review has been filed and is pending. The Texas Supreme Court’s decision regarding the Third Court of Appeals’ opinion is currently pending, and final adjudication in these pending stop-loss cases will depend on the uncertain outcome of a very lengthy process. We anticipate further, lengthy litigation at the Travis County District Courts and the Texas Courts of Appeals. Because of this lengthy process and the uncertainty of recovery in these cases, collection of a material amount of funds in these pending stop-loss cases is not anticipated during the 2011 fiscal year.

Through August 2010, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. We believe the likelihood that the Company will be obligated to refund the payments is remote.

Our request that the TDWC Commissioner enforce the awards which have not been voluntarily paid by the carriers has been refused in approximately 130 cases.

Claims regarding payment for hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and ultimately in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges. In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases, which have been appealed to the Travis County district courts, challenge the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling has been appealed to and was upheld by the Third Court of Appeals on August 26, 2010. The Texas Third Court of Appeals has denied the Company’s request for rehearing, and the Company will appeal to the Texas Supreme Court. This ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided in 2001 and 2002 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008, when the Guidelines took effect. Probability of collection in these cases is marginal and depends on the rulings of the Texas Supreme Court.

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

Due to the uncertainties regarding the accounts receivable in the MDR process, the 2008 and 2010 Third Court of Appeals’ opinions and our legal counsel’s advice that settlements with insurance carriers have virtually stopped, the Company had fully reserved all accounts receivable related to the MDR process as of August 31, 2008. Any monies collected for these MDR accounts receivable will be recorded as current period’s net patient service revenues.

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

Surgeries are typically not scheduled unless they are pre-authorized by the insurance carrier for medical necessity, with the exception of Medicare, Medicaid and self-pay surgeries. After the surgery, the Company’s automated computer system generates a statement of billed charges to the third-party payer. At that time, the Company also requests payment from patients for any remaining amounts that are the responsibility of the patient. In cases where a commercial insurance payer’s pre-approval is not approved subsequently, those accounts receivable may be classified to self-pay. Historically, such classifications have not been significant.

Stock Based Compensation

Under ASC Topic 718, Stock Compensation (formerly referred to as SFAS No. 123(R)), the Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is based on estimated forfeiture rate, which is updated based on actual forfeitures as appropriate. This option pricing model requires the input of highly subjective assumptions, including the expected volatility of our common stock, pre-vesting forfeiture rate and an option’s expected life. The financial statements include amounts that are based on the Company’s best estimates and judgments.

Advertising Costs

Advertising and marketing costs in the amounts of $875,000 and $1,100,000 for the years ending August 31, 2010 and 2009, respectively, were expensed as incurred. In addition, the Company had advertising and marketing costs in the amounts of $3,303,000 and $6,031,000 for the years ending August 31, 2010 and 2009, respectively, for its discontinued operations, which were also expensed as incurred.

Income Taxes

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax liabilities or assets are determined based on differences between the income tax basis and the financial reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Noncontrolling Interest

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as noncontrolling interest. Noncontrolling interest reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 1.35% to 2.75% during the fiscal year ended August 31, 2010).

The following table sets forth the activity in the noncontrolling interest liability account for the fiscal years ending August 31, 2010 and 2009:

Balance August 31, 2008	$84,926
Earnings allocated to noncontrolling interest holders	25,069
Capital contributions received from new noncontrolling interest holders	150,000
Distribution to noncontrolling interest holders	(15,750)

Balance August 31, 2009	244,245
Loss allocated to noncontrolling interest holders	(197,150)
Capital contributions received from new noncontrolling interest holders	50,000
Distribution to noncontrolling interest holders	(17,500)

Balance August 31, 2010	$79,595

Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share has been calculated to give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants in years in which the Company has income.

Foreign Currency Translation

The functional currency of the Company as a whole is the U.S. Dollar. The Company has designated the Chinese Yuan Renminbi as the functional currency for its subsidiaries in mainland China, and the U.S. Dollar for Sino Bond in Hong Kong. Assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Income and expense are translated at average exchange rates prevailing during the period. The effects of foreign currency translation adjustments are included as a component of Accumulated Other Comprehensive Income within stockholders’ equity.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to fair value disclosure requirements. The new guidance resulted in a change in the Company’s accounting policy effective March 1, 2010. Under this guidance, companies will be required to make additional disclosures concerning significant transfers of amounts between the Level 1 and Level 2 fair value disclosures, as well as further disaggregation of the types of activity that were previously disclosed in the rollforward of Level 3 fair value disclosures. Further, the guidance clarifies the level of aggregation of assets and liabilities within the fair value hierarchy that may be presented. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued new accounting guidance concerning measuring liabilities at fair value, which resulted in a change in the Company’s accounting policy effective September 1, 2009. The new accounting guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain valuation techniques. Additionally, it clarifies that a reporting entity is not required to adjust the fair value of a liability for the existence of a restriction that prevents the transfer of the liability. The adoption did not have a significant impact on the Company’s consolidated financial statements.

Effective July 2009, the FASB codified accounting literature into a single source of authoritative accounting principles, except for certain authoritative rules and interpretive releases issued by the SEC. Since the codification did not alter existing U.S. GAAP, it did not have an impact on the Company’s consolidated financial statements. All references to pre-codified U.S. GAAP have been removed from the Company’s Form 10-K for the year ended August 31, 2010.

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries (previously referred to as minority interests), which resulted in a change in the Company’s accounting policy effective September 1, 2009. Among other things, the new guidance requires that a noncontrolling interest in a subsidiary be accounted for as a component of equity separate from the parent’s equity, rather than as a liability. It also requires that consolidated net income be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests. The new guidance is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

2.	Property and Equipment

At August 31, property and equipment consisted of the following:

	2010	2009
Buildings and improvements	$296,099	$296,099
Equipment, furniture and fixtures	666,789	589,354

	962,888	885,453
Less accumulated depreciation and amortization	(508,340)	(349,233)

Net property and equipment	$454,548	$536,220

For the years ended August 31, 2010 and 2009, depreciation expense was $164,602 and $126,179, respectively.

3.	Discontinued Operations

Under ASC Topic 360-10-35, Property, Plant, and Equipment – Subsequent Measurement (formerly referred to as SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we classify assets to be disposed of as held for sale or, if appropriate, discontinued operations when they have received appropriate approvals to be disposed of by our management or Board of Directors. Cash flows from our discontinued businesses are reflected as discontinued operating, investing, and financing activities in our statement of cash flows. The following is a description of our discontinued operations and summarized results of these operations for the years ended August 31, 2010 and 2009. We had $15,199,652 of assets of discontinued operations and $378,694 of liabilities of discontinued operations as of August 31, 2010.

In August 2010, the Board of Directors of the Company approved a plan to dispose of the two hospitals (the Pasadena facility and the Garland facility) included in our U.S. Division in prior years. Both facilities have experienced decreases in net patient revenues and number of cases, generally attributable to the loss of physicians from our medical staffs and to the general economic downturn resulting in fewer elective surgeries. The opening of a new hospital near our Garland facility has had a direct adverse impact on our ability to retain members of the medical staff at that facility and consequently on our patient volume. Neither of these facilities is currently profitable, and the Board of Directors believes this plan of disposal is in the Company’s best interest. The facilities will continue to be operated by the Company until such time as they are sold.

We plan to market both hospital facilities for sale, with completion of the sales as soon as reasonably practicable. We do not expect to incur any material costs associated with termination of employment of the affected employees beyond accrued obligations for salary and benefits. The Board of Directors and management have not yet determined an estimate of any other costs associated with the foregoing disposal activities either by type or in total nor the amount of any charge that will result in future cash expenditures. The Company had an independent appraisal done for both the hospitals, and based on each hospital’s valuation, expected sale proceeds, and expected cash flows has determined that there is no impairment charge required in connection with the foregoing disposal activities. Because we do not intend to sell the accounts receivable of hospitals in discontinued operations, the receivables are included in our accounts receivable in the accompanying Consolidated Balance Sheets.

The summarized operating results and financial position data of our discontinued operations were as follows:

	Year Ended August 31,
	2010	2009
Net patient service revenue	$22,413,159	$47,246,726

Costs and expenses:
Compensation and benefits	10,656,102	12,666,655
Medical services and supplies	6,806,152	11,154,846
Other operating expenses	10,221,920	14,297,781
Depreciation and amortization	895,945	1,218,196

Total costs and expenses	28,580,119	39,337,478

Operating income (loss)	(6,166,960)	7,909,248

Other income, net	184,091	227,208

Income (loss) before income taxes	(5,982,869)	8,136,456
Benefit (provision) for income taxes	2,078,407	(2,918,728)

Net income (loss) from discontinued operations attributable to Dynacq Healthcare, Inc.	$(3,904,462)	$5,217,728

	August 31,
	2010	2009
Inventory	$1,248,285	$1,402,373
Property and equipment, net	13,951,367	14,321,987

Total assets	$15,199,652	$15,724,360

Capital lease obligations	$378,694	$416,209

Total liabilities	$378,694	$416,209

4.	Acquisition and asset impairment charge

On March 1, 2009, the Company acquired through Dynacq-Huai Bei the right to manage Second People’s Hospital in Rui An, China (“SPH”), a not-for-profit hospital. Under the management agreement, Dynacq-Huai Bei is ultimately responsible for funding any operating deficits or rewarded with any operating profits of the hospital from November 25, 2008 through August 15, 2020, when the management agreement terminates. The period from November 25, 2008 until the management rights were acquired on March 1, 2009, was a transitional period for managing SPH, and Dynacq-Huai Bei agreed to make the acquisition of the management rights effective from that date.

The management agreement on SPH was the first hospital management agreement acquired by Dynacq-Huai Bei in China and has provided management with valuable experience managing hospitals in China. The total purchase price for the acquisition of the management rights was $995,817, net of $101,220 cash acquired and liabilities assumed, which was allocated to the acquired assets and assumed liabilities based on estimates of their respective fair values. The following is a summary of the purchase price of the management rights for SPH as of November 25, 2008:

Accounts receivable	$140,843
Inventories	148,837
Prepaid expenses	5,994
Management rights	2,608,544
Accounts payable and accrued liabilities	(403,402)
Notes payable	(1,504,999)

Net assets acquired	$995,817

The Company paid the notes payable of $1,504,999. The net cash outflow, including the purchase price, was $2,500,816.

At the beginning of the management term, Dynacq-Huai Bei estimated that initial annual earnings from SPH would approximate $285,000 and that the annual earnings in future years could be substantially improved with strong management. This estimate of future annual earnings applied over the 11 year term of the management agreement supported the purchase price of the management rights. Subsequent to taking over the management of the hospital, management encountered unanticipated operational difficulties, including decreased patient census and increased expenses for retention and recruitment of physicians, medical staff, nurses and other medical personnel due to intense competition from hospitals in the surrounding areas, and began incurring unanticipated labor and travel costs for its employees to provide day to day direction at SPH. As a result of these additional costs, SPH experienced an operating loss for the nine months ended August 31, 2009, which varied significantly from the annual earnings estimates on which the management rights purchase price was based.

During the operating period from November 25, 2008 to August 31, 2009, SPH recognized net patient revenues of $1,769,124 and an operating loss of approximately $420,000, which included $118,162 in amortization of its management rights. Due to the significance of the operating loss recognized in 2009, management of the Company considered whether the management rights intangible asset of $2,490,382 could be recovered over the remainder of its expected life.

At the end of the fiscal year ended August 31, 2009, in accordance with ASC Topic 360-10-05, “Impairment or Disposal of Long-Lived Assets”, the Company evaluated the carrying value of its management rights. Two undiscounted cash flow projections were prepared by management; one aggressively escalated patient revenues and the other projected a normal growth in patient revenues. The likely outcome of each projection was evaluated by management and a composite projection was prepared. The results of this composite projection reflected significant operating losses in future years. The operating losses reflected in the composite cash flows were significant enough that management concluded that the $2,490,382 unamortized management right intangible asset was impaired. An impairment charge to write down the management right asset was recognized at August 31, 2009.

5.	Notes payable

At August 31, notes payable consisted of the following:

	2010	2009
Note payable secured by the apartment purchased in Hong Kong as an investment for $2,014,207. The Company obtained an 18-year mortgage loan of $1,245,775 from a financial institution, with a variable interest rate at the lower of 3-month Hang Seng Interbank Offered Rates plus 0.7% or 2.9% below the Hong Kong Dollar best lending rate quoted by the financial institution. The effective interest rate at August 31, 2010 was 1.27%. The note is personally guaranteed by the Company’s Chief Executive Officer.	$1,219,439	$—
Note payable related to class action lawsuit settlement dated October 10, 2006. The amount was paid in fiscal year 2010.	—	251,131

Total	1,219,439	251,131
Less: Current portion	62,289	251,131

Long-term portion	$1,157,150	$—

Principal payments due on the note payable in fiscal years 2011, 2012, 2013, 2014, 2015 and thereafter are $62,289, $63,086, $63,892, $64,709, $65,536 and $899,927, respectively.

6.	Income Taxes

The provision (benefit) for income taxes consisted of the following:

	Year Ended August 31,
	2010	2009
Current tax (benefit) expense:
Federal	$(1,945,287)	$(2,206,023)
State	3,000	70,178

Total current	(1,942,287)	(2,135,845)

Deferred tax (benefit) expense:
Federal	84,336	(609,494)
State	—	—

Total deferred	84,336	(609,494)

Total income tax benefit	$(1,857,951)	$(2,745,339)

As of August 31, 2010 and 2009, income tax benefits of $9,000 and $-0-, respectively, resulting from deductions relating to nonqualified stock option exercises and disqualifying dispositions of certain employee incentive stock options were recorded as increases in stockholders’ equity.

The components of the provision (benefit) for deferred income taxes at August 31 were as follows:

	2010	2009
Applicable to:
Differences between revenues and expenses recognized for federal income tax and financial reporting purposes	$40,115	$281,330
Asset impairment/amortization	79,239	(871,634)
Difference in method of computing depreciation for tax and financial reporting purposes	(35,018)	(19,190)

Deferred income tax expense (benefit)	$84,336	$(609,494)

Significant components of the Company’s deferred tax liabilities and assets were as follows at August 31, 2010:

	Current	Noncurrent
Deferred tax liabilities:
Depreciation	$—	$(39,775)
Exchange gains provision	—	(190,641)
Investment valuation	—	(4,472,815)
Deferred tax assets:
Revenue and expense differences	38,694	—
Allowance for uncollectible accounts	656,884	—
Asset impairment	79,239	713,155
Other	(158,343)	28,839

Net deferred tax asset (liability)	$616,474	$(3,961,237)

Significant components of the Company’s deferred tax liabilities and assets were as follows at August 31, 2009:

	Current	Noncurrent
Deferred tax liabilities:
Depreciation	$—	$(74,793)
Exchange gains provision	—	(299,777)
Investment valuation	—	(3,204,051)
Deferred tax assets:
Revenue and expense differences	122,896	—
Allowance for uncollectible accounts	726,608	—
Asset impairment	79,239	792,394
Other	(158,343)	34,608

Net deferred tax asset (liability)	$770,400	$(2,751,619)

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. Accordingly, a valuation allowance for deferred tax assets at August 31, 2010 and 2009 has not been established.

The Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards.

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory federal income tax rate to income before income taxes, noncontrolling interests and extraordinary gain is as follows:

	Year Ended August 31,
	2010	2009
Benefit for income taxes computed using the statutory rate of 35%	$(2,109,006)	$(2,947,850)
State income taxes, net of federal benefit	1,950	45,616
Noncontrolling interest in (income) loss of consolidated subsidiaries	69,003	(8,774)
Non-deductible expenses	171,102	165,669
Tax benefit of employees stock options exercise	9,000	—

Benefit for income taxes	$(1,857,951)	$(2,745,339)

The Company files income tax returns in the U.S. federal and foreign jurisdictions. The U.S. Internal Revenue Service has closed examination of the Company’s income tax returns through fiscal year 2008. With regard to foreign tax jurisdictions, the Company has not been subjected to examination by tax authorities since it started its foreign operations.

7.	Related Party Transactions

The Company purchased $165,018 worth of artifacts as inventory for re-sale in China. The purchase amount of $165,018 was paid by the Mr. Chiu Chan, the Company’s Chief Executive Officer. This amount is payable to him as at August 31, 2010, and is included in Accrued Liabilities in the Consolidated Balance Sheet. The Audit

Committee has since approved the purchases by Mr. Chan on behalf of the Company, and believes that these purchases have been made at the prevailing market rates.

Discontinued Operations

The Company has retained Redwood Health Corporation (“Redwood”), to furnish physicians to provide in-house emergency medical coverage for its Pasadena facility during the weekend hours and weekday nights at an hourly rate of $75. The son of the Company’s Chief Executive Officer is a physician and an affiliate of Redwood. The Company paid $438,300 and $437,588 for emergency room physician services to Redwood in fiscal 2010 and 2009, respectively. Management, as well as the Audit Committee that approved the agreement, believes that the hourly rate being paid is consistent with comparable in-house emergency medical coverage rates available in the area.

The Company leases 7,250 square feet of office space for its executive offices through September 1, 2011 for $6,525 per month. The lessor of the office space is Capital Bank, of which Mr. Earl Votaw, one of the Company’s directors until January 2010, was a director. Management believes that the lease rate being paid is consistent with comparable commercial rates available in the area.

Dr. Ping Chu, a director, has paid the Company $15,989 and $15,878 during fiscal years ended August 31, 2010 and 2009, respectively for rent and management fees. As of August 31, 2010 and 2009, the Company had accounts receivable from Dr. Chu of $52,798 and $44,445, respectively. Included in the accounts receivable balance were amounts applicable to Dr. Chu’s staffs’ payroll for which he reimburses the Company in the ordinary course of business.

Dr. Xiao Li, a director, until her resignation from the Board of Directors in September 2010, was paid $188,675 and $185,675 to provide in-house medical services to the emergency room patients at the Pasadena facility during the fiscal years ended August 31, 2010 and 2009, respectively. Management, as well as the Audit Committee that approved the agreement, believes that the rate being paid is consistent with comparable in-house emergency medical services available in the area.

During the fiscal year 2009, the Company retained Anesthesia Associates of Houston Metroplex to provide exclusive, continuous and uninterrupted anesthesiology services, including physicians and CRNAs, to the Pasadena facility for a monthly compensation of $5,000. The son of the Company’s Chief Executive Officer is a physician and an affiliate of Anesthesia Associates of Houston Metroplex. The Company paid $240,000 and $5,000 for anesthesiology services to said organization in fiscal 2010 and 2009, respectively. Management, as well as the Board of Directors that approved the agreement, believes that the rate being paid is consistent with comparable in-house anesthesiology services rates available in the area. During the fiscal year 2009, the Company also retained Redwood to locate and recruit additional skilled anesthesiologists and CRNAs for its Pasadena facility for a monthly compensation of $20,000. The Company paid $240,000 and $25,000 for said recruitment services to Redwood in fiscal 2010 and 2009, respectively. Management, as well as the Board of Directors that approved the agreement, believes that the rate being paid is consistent with comparable rates for recruitment available in the area. The Company entered into these two agreements in order to replace the previous anesthesiology group, whose contract terminated at the end of fiscal 2009. The compensation which was being paid to the previous group was substantially the same as that being paid under the new contracts.

8.	Stockholders’ Equity and Stock Option Plan

Preferred Stock

In January 1992, the board of directors approved an amendment to the Company’s Articles of Incorporation to authorize 5,000,000 shares of undesignated preferred stock, for which the board of directors is authorized to fix the designation, powers, preferences and rights. There are no shares of preferred stock issued or outstanding as of August 31, 2010.

Treasury Stock

On February 29, 2008 the Company’s Board of Directors authorized a program of repurchasing up to 2 million of its outstanding securities from time to time in open market transactions at prevailing prices on NASDAQ. The Company has repurchased 184,277 shares during the fiscal year 2010 at an average cost of $3.30 under this program. In addition, the Company purchased 1,000,086 shares as treasury stock in a privately negotiated transaction from three individual shareholders at $3.20 per share. Prior to this, the Company had repurchased a total of 563,551 shares during the fiscal years 2008 and 2009 under this program, at an average cost of $4.75 per share. In addition, the Company had purchased 120,000 shares in fiscal 2009 as treasury stock in a privately negotiated transaction from an individual shareholder at $3.10 per share.

The treasury share balance of 489,672 at August 31, 2009 and the purchases of 1,184,363 treasury shares during fiscal 2010 were retired in fiscal 2010. The Company has no plans to purchase any treasury shares in fiscal year 2011.

Stock Option Plan

The Company’s 2000 Incentive Plan (the “Plan”) provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the Plan. As of August 31, 2010, there remain 2,469,404 shares which can be issued under the Plan, after giving effect to stock splits and shares issued under the Plan. The Plan permits stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

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

For the fiscal year ended August 31, 2010, there were no equity-based compensation awards granted. Generally, options granted become exercisable in annual installments of 25% beginning on the first anniversary date, and expire after five to ten years. The following table summarizes the stock option activities for the year ended August 31, 2010 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1)
Outstanding, August 31, 2009	1, 376	$3.47	$—	$713,300
Granted	—	—	—	—
Exercised	(36)	2.50	—	57,259
Expired or canceled	(62)	2.86	—	—

Outstanding, August 31, 2010	1,278	$3.52	—	$—

(1)

These amounts represent the difference between the exercise price and the closing price of Dynacq common stock on August 31, 2010 and 2009, as reported on the NASDAQ stock market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dynacq common stock on the date of exercise.

For the years ended August 31, 2010 and 2009, the Company received $89,688 and $20,188, respectively, for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $9,000 and $-0- for the years ended August 31, 2010 and 2009, respectively.

For the years ended August 31, 2010 and 2009, stock-based compensation expense associated with the Company’s stock options was $377,875 and $412,415, respectively. The total unrecognized compensation expense for outstanding stock options as of August 31, 2010 was approximately $427,000, and will be recognized, in general, over 1.2 years. The weighted average number of years to recognize the compensation expense is eight months.

The following summarizes information related to stock options outstanding at August 31, 2010 and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 2.50 – 2.75	713	2.8	$2.54	530	$2.54
$ 4.44 – 5.10	565	2.8	4.78	514	4.74

Total	1,278	2.8	$3.52	1,044	$3.62

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

The Company sponsors a 401(k) defined contribution plan covering substantially all employees of the Company and provides for voluntary contributions by these employees, subject to certain limits. The plan was effective June 1, 2001. The Company makes discretionary contributions to the plan. The Company’s contributions for fiscal years 2010 and 2009 were $13,269 and $12,419, respectively. In addition, for its employees at its discontinued operations, the company contributed $52,023 and $70,250 for fiscal years 2010 and 2009, respectively.

10.	Net Income (Loss) Per Share

The following table presents the computation of basic and diluted income (loss) per common share attributable to the Company:

	Year Ended August 31,
	2010	2009
Basic and diluted income (loss) per common share:
Numerator:
Loss from continuing operations	$(4,167,779)	$(5,677,091)
Less: Net (income) loss attributable to noncontrolling interest	197,150	(25,069)

Loss from continuing operations attributable to Dynacq Healthcare, Inc.	(3,970,629)	(5,702,160)

Discontinued operations, net of income taxes	(3,904,462)	5,217,728

Net loss attributable to Dynacq Healthcare, Inc.	$(7,875,091)	$(484,432)

Denominator:
Basic and diluted average common shares outstanding(1)	14,603,323	15,504,644

Basic and diluted income (loss) per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.27)	$(0.37)
Discontinued operations, net of income taxes	(0.27)	0.34

Net loss attributable to Dynacq Healthcare, Inc.	$(0.54)	$(0.03)

(1)	Fully diluted shares for the year ended August 31, 2010 and 2009 would have been 14,718,036 and 15,733,656, respectively, if they had not been anti-dilutive.

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net income (loss) per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to approximately 755,000 shares and 592,000 shares for the fiscal year ended August 31, 2010 and 2009, respectively.

11.	Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive income (loss), but are excluded from net income (loss). Other comprehensive income (loss) amounts are recorded directly as an adjustment to stockholders’ equity, net of tax, and for the years ended August 31, 2010 and 2009 were as follows:

	2010	2009
Net loss	$(7,875,091)	$(484,432)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes of $10,443 and $(109,891), respectively	19,391	(213,744)
Change in valuation of investment available-for-sale, net of taxes of $1,268,764 and $3,204,051, respectively	2,356,276	5,950,381

Total other comprehensive income (loss), net of taxes	(5,499,424)	5,252,205
Comprehensive income (loss) attributable to the noncontrolling interest	—	—

Comprehensive income (loss) attributable to Dynacq Healthcare, Inc.	$(5,499,424)	$5,252,205

The components of accumulated other comprehensive income were as follows:

	August 31, 2010	August 31, 2009
Foreign currency translation adjustment, net of taxes of $202,752 and $192,309, respectively	$366,918	$347,527
Change in valuation of investment available-for-sale, net of taxes of $4,472,815 and $3,204,051, respectively	8,306,657	5,950,381

Total accumulated other comprehensive income, net of taxes of $4,675,567 and $3,396,360, respectively	$8,673,575	$6,297,908

12.	Accrued Liabilities

Accrued liabilities at August 31 is as follows:

	2010	2009
Marketing fees liability	$1,646,110	$1,581,276
Payroll, bonus and related taxes	932,476	2,637,296
Noncontrolling interest in consolidated subsidiary buy-out liability	146,778	124,326
Property taxes	392,601	448,579
Medicare liability	400,000	400,000
Lawsuit settlements and other related expenses	100,000	100,000
Sales tax liability	—	235,038
Rui An management fee payable	43,209	35,082
Year-end accruals of expenses and other	942,935	683,381

Total accrued liabilities	$4,604,109	$6,244,978

13.	Commitments and Contingencies

Total rent and lease expenses paid by the Company for the fiscal years 2010 and 2009 were approximately $314,000 and $272,000, respectively. The Company’s total minimum rental commitments under noncancellable operating leases are approximately $402,000 in the next three fiscal years.

The Company, through its subsidiary, also had agreements with outside organizations for management support and marketing agreement to develop strategies to lead the Company’s marketing activities in China and Southeast Asia, including but not limited to recruitment of physicians, multi-media advertising and enhancing the reputation of the Company’s healthcare services. Payments made related to these agreements for the fiscal years 2010 and 2009 were $875,000 and $1,100,000, respectively. The Company has a total commitment of approximately $1,650,000 to be incurred in the next three fiscal years related to these marketing agreements.

The Company has administrative support services agreements with outside organizations for administrative support services. Payments made related to these agreements for fiscal years 2010 and 2009 were $155,000 and $70,000, respectively. The Company has a total commitment of approximately $365,000 to be incurred in the next two fiscal years related to these administrative support services agreements.

The Company has a note payable commitment of $78,000 per year for the next 17.5 years related to an apartment purchased in Hong Kong as an investment. The Company obtained an 18-year mortgage loan of $1,245,775 from a financial institution, with a variable interest rate at the lower of 3-month Hang Seng Interbank Offered Rates plus 0.7% or 2.9% below the Hong Kong Dollar best lending rate quoted by the financial institution. The effective interest rate at August 31, 2010 was 1.27%. The total amount to be paid as of August 31, 2010 is approximately $1.4 million.

These commitments mentioned above total $3.8 million, of which $1.2 million is payable in fiscal year 2011, $872,000 in 2012, $590,000 in 2013, $78,000 in 2014, $78,000 in 2015, and approximately $1.0 million is payable after five years.

Discontinued Operations

Total rent and lease expenses paid by the Company for its discontinued operations for the fiscal years 2010 and 2009 were approximately $388,000 and $473,000, respectively. The Company’s total minimum rental commitments under noncancellable operating leases are approximately $466,000.

The Company has contracts with doctors to manage various areas of the Company’s hospitals and other service agreements. Payments made under these agreements for the fiscal years ending August 31, 2010 and 2009 were $2,948,000 and $3,104,000, respectively. The Company’s minimum commitments under these contracts are approximately $2.1 million, the majority of which is payable in fiscal year 2011.

The Company, through its subsidiary, also had agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Pasadena and Garland facilities. These facilities received bariatric and orthopedic referrals from other sources, and the organizations referred clients to other area hospitals. Payments made related to these agreements for the fiscal years 2010 and 2009 were $3,303,000 and $6,031,000, respectively. The Company has since cancelled these agreements in the first quarter of fiscal year 2011, and had a total commitment of $1,500 before such cancellation.

The Company has purchased some equipment under capital leases, and has a total commitment to pay $396,000 under these leases.

These commitments mentioned above for discontinued operations total $3.0 million.

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

The management agreement for the Second People’s Hospital requires that 1% of the drug income, and drug income in excess of 40% of total sales, of the hospital be paid to the government. This requirement was designed to control the cost of drugs by discouraging the sale by the hospital of drugs purchased from other than approved drug vendors. However, the local government has not published a list of approved drug vendors and therefore has not enforced the payment provision since the inception of the original management agreement. The Company has been advised by a local attorney that enforcement of that provision is remote, so it has not accrued the amount that would be payable to the local government if this provision were enforced. If the government were to enforce this provision, Dynacq-Huai Bei could potentially owe approximately $1.4 million to the government for the period of time since inception of the original management contract on the hospital to August 31, 2010.

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

14.	Concentrations of Credit Risk and Fair Value of Financial Instruments

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash investments and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insurance limits. In Hong Kong, the entire deposit amounts are protected by the Deposit Protection Scheme and, up to the end of 2010, a guarantee provided by the Hong Kong SAR Government’s Exchange Fund. The management believes that these financial institutions are of high quality and the risk of loss is minimal. At August 31, 2010, the Company had cash balances in excess of the FDIC and SIPC limits of $19.6 million.

As is customary in the healthcare business, the Company has accounts receivable from various third-party payers. The Company does not request collateral from its customers and continually monitors its exposure for credit losses and maintains allowances for anticipated losses. Gross receivables from third-party payers are normally in excess of 90% of the total receivables at any point in time. The mix of gross receivables from our facilities in the United States from self-pay patients and third-party payers at August 31, 2010 and 2009 is as follows:

	2010	2009
Workers’ compensation	3%	6%
Workers’ compensation subject to Medical Dispute Resolution process	81%	78%
Commercial	7%	7%
Medicare / Government	2%	2%
Medicaid	—%	—%
Self-pay	5%	4%
Other	2%	3%

	100%	100%

For our receivables in the United States, we had one third-party payer (customer) who represented 13% of our gross receivables as of August 31, 2010, and we had one third-party payer (customer) who represented 12% of our gross receivables as of August 31, 2009.

Majority of our gross receivables in China as at August 31, 2010 and 2009 are from the local government Department of Health. We had 15% and 11% of our gross revenues in China from the local government Department of revenue for the fiscal year ended August 31, 2010 and 2009, respectively.

With respect to our discontinued operations, we had one third-party payer (customer) representing 24% of the Company’s gross revenue for the year ended August 31, 2010, and we had one third-party payer (customer) representing 11% of the Company’s gross revenue for the year ended August 31, 2009.

The carrying amounts of cash and cash equivalents, current receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s short-term borrowings at August 31, 2010 and 2009 approximate their fair value.

15.	Industry Segments and Geographic Information

The Industry Segment “U.S. Division” the Company had in prior years has been classified as discontinued operations in the consolidated financial statements, along with the corporate overhead costs associated with the U.S. Division. The Company at the present time has only the China Division and the Corporate Division.

China Division

Since March 1, 2009, Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a wholly owned subsidiary of the Company has been providing healthcare management services to the Second People’s Hospital in Rui An, China. The Company organized Dynacq-Huai Bei in April 2008 under the laws of the People’s Republic of China. Although the contract to manage the Second People’s Hospital was not executed until March 1, 2009, the effective date was November 25, 2008 and Dynacq-Huai Bei has included the results of operations of that hospital from that effective date. Therefore the financials statements for the fiscal year ended August 31, 2009 include three months of results of operations by the prior manager. Dynacq-Huai Bei is ultimately responsible for funding any operating deficits, and is to be rewarded with any operating profits, of that hospital during the management period. Dynacq-Huai Bei and the Rui An City Department of Health had also previously entered into an agreement assigning to Dynacq-Huai Bei the right to manage the Third People’s Hospital in Rui An, which hospital is currently under construction. Based on continued delays in the construction of the Third People’s Hospital, however, in November 2010, Dynacq-Huai Bei and the Rui An City Department of Health mutually agreed to terminate this agreement. Accordingly, Dynacq-Huai Bei will not be managing the Third People’s Hospital.

In August 2009, the Company incorporated a wholly owned subsidiary, Hu GangJing (Hang Zhou) Technology Company Limited (“Hang Zhou Tech”) under the laws of the People’s Republic of China, as a holding company for investments in the city of Hang Zhou and other cities in China. It is anticipated that Hang Zhou Tech will invest in businesses or form joint ventures with other companies to engage in businesses such as energy, life sciences and pharmaceuticals. In December 2009, Hang Zhou Tech incorporated two wholly owned subsidiaries, namely Hang Zhou Hu GangJing Investment Management Company Limited (Hang Zhou Investment Management”), and Hang Zhou Hu GangJing Medical Investment Company Limited (“Hang Zhou Medical Investment”). Hang Zhou Tech was set up under an incentive program of the city of Hang Zhou by which the city government has offered an interest free loan of 30% of an investment in projects made by Hang Zhou Tech, up to a $1.5 million maximum. The loan is repayable within five years only if the investment in the projects is profitable. If after five years the investment is not profitable, then the city of Hang Zhou will forgive the loan in full. Hang Zhou Tech, through its subsidiary Hang Zhou Investment Management, initially plans to invest in technologies such as energy; and through its subsidiary, Hang Zhou Medical Investment plans to invest in healthcare, including pharmaceuticals. There has been no significant development in any of these projects, and Hang Zhou Tech is not currently actively pursuing any joint ventures.

In March 2010, Dynacq-Huai Bei incorporated a subsidiary, Shanghai Hu Jing Investment Management Company Limited (“Shanghai Hu Jing”) under the laws of People’s Republic of China, in which Dynacq-Huai Bei owns 90%, and Hang Zhou Tech owns 10%. 40% of Shanghai Hu Jing’s cumulative profit will be distributed to Shanghai Hu Jing Electronic Developments Co., Ltd. (“Shanghai Hu Jing Electronic”), a Company which is majority owned by the General Manager of the Company’s China Division. Shanghai Hu Jing Electronic will be the Company’s key partner in identifying and bringing various projects to the Company. The remaining cumulative profit will be distributed to Dynacq-Huai Bei and Hang Zhou Tech. Shanghai Hu Jing plans to invest in sandstone mining, mined coal trading, and natural gas stations. In September 2010, Shanghai Hu Jing incorporated a wholly owned subsidiary, Shanghai Run Tien Enterprise, Ltd. (“Shanghai Run Tien”), to invest in artifacts to be sold and commercial real estate rentals. The artifacts will be purchased from auction houses overseas and will be sold to the general public in China.

The Company has also organized Sino Bond Inc. Limited, a Hong Kong corporation (“Sino Bond”) to hold and manage investments in Hong Kong. Sino Bond has entered into a marketing contract related to healthcare services by Dynacq subsidiaries in China and Southeast Asia and invests in debt and equity securities in Europe and Asia, including initial public offerings and pre-initial public offerings.

The Company through its subsidiaries in China and Hong Kong is pursuing growth opportunities in which it will expand into various operations in the following markets to achieve geographic diversity and to take advantage of various potential opportunities, including but not limited to:

•	Pharmaceuticals and medical testing kits;

•	Healthcare services;

•	Sandstone mining and mined coal trading;

•	Commercial real estate rental; and

•	Natural gas stations.

The various growth opportunities in China and Hong Kong are in varying stages of development, and there is no assurance that any of them will come to fruition and/or be successful.

Corporate Division

During the fiscal year ended August 31, 2009, the Company invested approximately $9.1 million of its available cash in marketable securities. As of August 31, 2010, these securities are valued at approximately $22 million. The Company intends to hold, or sell if market conditions change, and manage these investment securities until it is able to identify and fund other attractive opportunities in China. The Company, through a subsidiary in Hong Kong, has expanded its investments in debt and equity securities in Europe and Asia and has engaged the services of an investment banker to recommend such investment opportunities. The Company’s primary investment focus will be on growth companies from mainland China. The Company anticipates making short-term investment in these entities through initial public offerings (held mostly through the Hong Kong Stock Exchange) and pre-initial public offerings.

The Corporate Division revenue includes cash receipts for accounts receivable for its Baton Rouge and Vista West facilities, which were sold in prior years. These receivables were fully reserved for, and were not sold as part of the disposition of the facilities.

The Corporate Division includes interest and other income related to these investments in available-for-sale securities, corporate personnel compensation expenses, and general and administrative expenses. Such expenses and income are not allocated to our operating division, as they relate to our general corporate activities.

We generally evaluate performance based on profit or loss from operations before income taxes and non-recurring charges and other criteria. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no transfers between segments.

Discontinued Operations

In August 2010, the Board of Directors of the Company approved a plan to dispose of its two hospitals (the Pasadena facility and the Garland facility) in the United States. Both these facilities made up the U.S. Division in prior years, which are now classified as discontinued operations.

Summarized financial information concerning the business segments from continuing operations is as follows:

	Year Ended August 31,
	2010	2009
Revenues from external customers
Net patient service revenues
China Division	$2,067,785	$1,769,124
Corporate	74,705	370,429

Consolidated	$2,142,490	$2,139,553

Loss before taxes and discontinued operations
China Division	$(2,475,256)	$(4,478,843)
Corporate	(3,550,474)	(3,943,587)

Consolidated	$(6,025,730)	$(8,422,430)

Total Assets
China Division	$22,705,441	$20,795,746
Corporate	38,658,440	48,747,075

Assets of continuing operations	61,363,881	69,542,821
Assets of discontinued operations	15,199,652	15,724,360

Consolidated	$76,563,533	$85,267,181

16.	Subsequent Events

In September 2010, Shanghai Hu Jing incorporated a wholly owned subsidiary, Shanghai Run Tien, to invest in artifacts to be sold and commercial real estate rentals.

In November 2010, Dynacq-Huai Bei and the Rui An City Department of Health mutually agreed to terminate their May 2008 agreement that assigned to Dynacq-Huai Bei the right to manage the Third People’s Hospital in Rui

An. Accordingly, Dynacq-Huai Bei will not be managing the Third People’s Hospital. The decision to terminate the agreement was based on the continued delays in the construction of the hospital. In November 2010, the Rui An City Department of Health returned $710,000 as part of the negotiation of termination of the assignment agreement. This amount will be reflected as income in the first quarter of fiscal year 2011.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of August 31, 2010, our internal disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation under the framework in Internal Controls – Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2011 annual meeting to be filed on or before December 29, 2010.

Item 11.	Executive Compensation.

The information required by this Item 11 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2011 annual meeting to be filed on or before December 29, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2011 annual meeting to be filed on or before December 29, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2011 annual meeting to be filed on or before December 29, 2010.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2011 annual meeting to be filed on or before December 29, 2010.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 38 of this Report.

(a)(2) Financial Statement Schedule: Not required.

(b) Exhibits. The following exhibits are to be filed as part of the annual report:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 3.1	Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Form 10-K filed November 13, 2007.

Exhibit 3.2	Bylaws incorporated by reference to Exhibit 3.2 to the Form 10-K filed November 13, 2007.

+Exhibit 10.1	The Company’s Year 2000 Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company’s Definitive Proxy Statement on Schedule 14A filed August 9, 2000.

Exhibit 10.2	Amended Management Support and Marketing Agreement between Otto Regent Limited and Sino Bond Inc. Limited dated October 1, 2008 incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended August 31, 2008.

Exhibit 10.3	Agreement selling real estate owned by DeAn Joint Venture dated July 11, 2008 incorporated by reference to Exhibit 10.3 to the Form 10-K for the fiscal year ended August 31, 2008.

+Exhibit 10.4	Performance Award Agreement dated July 25, 2008 incorporated by reference to Exhibit 10.4 to the Form 10-K for the fiscal year ended August 31, 2008.

Exhibit 10.5	Form of Indemnification Agreement with various officers and directors of the Company, incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2004.

Exhibit 10.6	Purchase and Sale Agreement between Vista Holdings, LLC and the State of Louisiana dated November 8, 2007 incorporated by reference to Exhibit 10.7 to the Form 10-K for the fiscal year ended August 31, 2007.

Exhibit 10.7	Management Support and Marketing Agreement dated October 15, 2003 between the Company and Medical Multimedia Advertising, Inc. and Addendum thereto, incorporated by reference to Exhibit 10.12 to the Form 10-K for the fiscal year ended August 31, 2003.

*Exhibit 10.8	Rui An Second People’s Hospital Entrustment Management Contract dated August 13, 2005 between the Rui An Department of Health and Wen Zhou Li Ji Hospital Investment Management Company, Ltd. , incorporated by reference to Exhibit 10.8 to the Form 10-K for the fiscal year ended August 31, 2009.

*Exhibit 10.9	Share Transfer Agreement dated March 12, 2009 between the owners of Wen Zhou Li Ji Hospital Investment Management Company, Ltd and Shanghai Feng Han Enterprise Development Ltd., incorporated by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended August 31, 2009.

*Exhibit 10.10	Supplemental Share Transfer Agreement dated March 12, 2009 between the owners of Wen

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Zhou Li Ji Hospital Investment Management Company, Ltd and Shanghai Feng Han Enterprise Development Ltd., incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended August 31, 2009.

*Exhibit 10.11	Shareholder Agreement dated March 12, 2009 between Dynacq Huai Bei Healthcare, Inc. and the former owners and entrusted shareholders of Shanghai Feng Han Enterprise Development Ltd., incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2009.

Exhibit 10.12	Agreement to Assign Management dated April 28, 2008 between the Company and Rui An City Third People’s Hospital, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 25, 2008 and Form 8-K/A filed on November 6, 2008.

Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Exhibit 21.1	Listing of subsidiaries.

Exhibit 23.1	Consent of Killman, Murrell and Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been redacted and the redacted portions have been separately filed with the SEC pursuant to a Request for Confidential Treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynacq Healthcare, Inc.

Date: November 19, 2010	By:	/s/ Chiu M. Chan
Chiu M. Chan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chiu M. Chan	Chairman of the Board, CEO and President	November 19, 2010
Chiu M. Chan
(Principal Executive Officer)

/s/ Philip S. Chan	Director, Vice President - Finance, CFO, and Treasurer	November 19, 2010
Philip S. Chan
(Principal Financial and Accounting Officer)

/s/ Stephen L. Huber	Director	November 19, 2010
Stephen L. Huber

/s/ Ping S. Chu	Director	November 19, 2010
Ping S. Chu

/s/ James G. Gerace	Director	November 19, 2010
James G. Gerace

EXHIBIT INDEX

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 3.1	Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Form 10-K filed November 13, 2007.

Exhibit 3.2	Bylaws incorporated by reference to Exhibit 3.2 to the Form 10-K filed November 13, 2007.

+Exhibit 10.1	The Company’s Year 2000 Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company’s Definitive Proxy Statement on Schedule 14A filed August 9, 2000.

Exhibit 10.2	Amended Management Support and Marketing Agreement between Otto Regent Limited and Sino Bond Inc. Limited dated October 1, 2008 incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended August 31, 2008.

Exhibit 10.3	Agreement selling real estate owned by DeAn Joint Venture dated July 11, 2008 incorporated by reference to Exhibit 10.3 to the Form 10-K for the fiscal year ended August 31, 2008.

+Exhibit 10.4	Performance Award Agreement dated July 25, 2008 incorporated by reference to Exhibit 10.4 to the Form 10-K for the fiscal year ended August 31, 2008.

Exhibit 10.5	Form of Indemnification Agreement with various officers and directors of the Company, incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2004.

Exhibit 10.6	Purchase and Sale Agreement between Vista Holdings, LLC and the State of Louisiana dated November 8, 2007 incorporated by reference to Exhibit 10.7 to the Form 10-K for the fiscal year ended August 31, 2007.

Exhibit 10.7	Management Support and Marketing Agreement dated October 15, 2003 between the Company and Medical Multimedia Advertising, Inc. and Addendum thereto, incorporated by reference to Exhibit 10.12 to the Form 10-K for the fiscal year ended August 31, 2003.

*Exhibit 10.8	Rui An Second People’s Hospital Entrustment Management Contract dated August 13, 2005 between the Rui An Department of Health and Wen Zhou Li Ji Hospital Investment Management Company, Ltd., incorporated by reference to Exhibit 10.8 to the Form 10-K for the fiscal year ended August 31, 2009.

*Exhibit 10.9	Share Transfer Agreement dated March 12, 2009 between the owners of Wen Zhou Li Ji Hospital Investment Management Company, Ltd and Shanghai Feng Han Enterprise Development Ltd., incorporated by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended August 31, 2009.

*Exhibit 10.10	Supplemental Share Transfer Agreement dated March 12, 2009 between the owners of Wen Zhou Li Ji Hospital Investment Management Company, Ltd and Shanghai Feng Han Enterprise Development Ltd., incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended August 31, 2009.

*Exhibit 10.11	Shareholder Agreement dated March 12, 2009 between Dynacq Huai Bei Healthcare, Inc. and the former owners and entrusted shareholders of Shanghai Feng Han Enterprise Development Ltd., incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2009.

Exhibit 10.12	Agreement to Assign Management dated April 23, 2008 between the Company and Rui An City Third People’s Hospital, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 25, 2008 and Form 8-K/A filed on November 6, 2008.

Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Exhibit 21.1	Listing of subsidiaries.

Exhibit 23.1	Consent of Killman, Murrell and Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been redacted and the redacted portions have been separately filed with the SEC pursuant to a Request for Confidential Treatment.