Form 10-Q
period 2010-11-30
DYNACQ HEALTHCARE INC
filed 2011-01-11
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

As of January 6, 2011, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 14,176,960.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors
Dynacq Healthcare, Inc.
Houston, Texas

We have reviewed the accompanying consolidated balance sheet of Dynacq Healthcare, Inc., as of November 30, 2010, and the related consolidated statements of operations and cash flows for the three-month periods ended November 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dynacq Healthcare, Inc., as of August 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated November 19, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Killman, Murrell & Company, P.C.

Killman, Murrell & Company, P.C.

Houston, Texas

January 11, 2011

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	November 30, 2010	August 31, 2010
	(Reviewed)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$26,164,452	$27,665,945
Accounts receivable, net of contractual allowances of approximately $201,765,000 and $211,401,000 at November 30, 2010 and August 31, 2010, respectively	1,411,474	2,453,933
Inventories	241,535	260,393
Trading securities	1,076,015	—
Interest receivable	437,667	354,461
Prepaid expenses	334,060	485,679
Income tax receivable	4,676,429	4,026,783
Assets of discontinued operations	15,270,678	15,199,652
Deferred tax assets	553,970	616,474

Total current assets	50,166,280	51,063,320
Investments available-for-sale	21,968,528	21,923,992
Investment in real estate, net	1,979,776	1,992,687
Property and equipment, net	421,099	454,548
Income tax receivable	868,249	868,249
Other assets	256,689	260,737

Total assets	$75,660,621	$76,563,533

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	November 30, 2010	August 31, 2010
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,408,122	$3,313,968
Accrued liabilities	4,298,723	4,604,109
Current portion of notes payable	95,583	62,289
Liabilities of discontinued operations	380,653	378,694
Current taxes payable	3,000	3,000

Total current liabilities	8,186,081	8,362,060
Non-current liabilities:
Long-term portion of notes payable	1,167,990	1,157,150
Deferred tax liabilities	4,103,650	3,961,237

Total liabilities	13,457,721	13,480,447

Commitments and contingencies
Equity:
Dynacq stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 14,176,960 shares issued at November 30, 2010 and August 31, 2010	14,177	14,177
Additional paid-in capital	9,146,838	9,039,624
Accumulated other comprehensive income	8,843,850	8,673,575
Retained earnings	44,119,475	45,276,115

Total Dynacq stockholders’ equity	62,124,340	63,003,491

Non-controlling interest	78,560	79,595

Total equity	62,202,900	63,083,086

Total liabilities and equity	$75,660,621	$76,563,533

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Reviewed)

	Three months ended November 30,
	2010	2009
Net patient service revenue	$492,625	$618,989

Costs and expenses:
Compensation and benefits	1,112,945	1,250,204
Medical services and supplies	275,645	304,869
Other operating expenses	1,130,524	1,445,639
Depreciation and amortization	57,271	40,989

Total costs and expenses	2,576,385	3,041,701

Operating loss	(2,083,760)	(2,422,712)

Other income (expense):
Rent and other income	883,548	259,190
Interest income	425,478	454,895
Interest expense	(3,994)	(3,146)

Total other income, net	1,305,032	710,939

Loss before income taxes from continuing operations	(778,728)	(1,711,773)
Benefit for income taxes	215,055	537,126

Loss from continuing operations	(563,673)	(1,174,647)
Discontinued operations, net of income taxes	(594,002)	(176,925)

Net loss	(1,157,675)	(1,351,572)
Less: Net loss attributable to noncontrolling interest	1,035	19,469

Net loss attributable to Dynacq Healthcare, Inc.	$(1,156,640)	$(1,332,103)

Basic and diluted loss per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.04)	$(0.08)
Discontinued operations, net of income taxes	(0.04)	(0.01)

Net loss attributable to Dynacq Healthcare, Inc.	$(0.08)	$(0.09)

Basic and diluted average common shares outstanding	14,176,960	15,267,602

Amounts attributable to Dynacq Healthcare, Inc.:
Loss from continuing operations	$(562,638)	$(1,155,178)
Discontinued operations, net of income taxes	(594,002)	(176,925)

Net loss attributable to Dynacq Healthcare, Inc.	$(1,156,640)	$(1,332,103)

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Three months ended November 30,
	2010	2009
Cash flows from operating activities
Net loss	$(1,156,640)	$(1,332,103)
Less loss from discontinued operations, net of income taxes	(594,002)	(176,925)

Net loss before discontinued operations	(562,638)	(1,155,178)
Adjustments to reconcile net loss before discontinued operations to net cash provided by (used in) operating activities:
Depreciation and amortization	57,271	40,989
Loss (gain) on sale of trading securities	84,579	(193,291)
Deferred income taxes	118,636	55,982
Noncontrolling interest	(1,035)	(19,469)
Charge for stock options to employees	107,214	112,879
Foreign currency exchange gains	(75,378)	—
Changes in operating assets and liabilities:
Accounts receivable	1,045,835	632,204
Interest receivable	(83,206)	(211,461)
Inventories	24,226	1,863
Prepaid expenses	152,226	(263,933)
Income taxes receivable	(649,646)	(959,863)
Other assets	4,045	(1,547)
Accounts payable	84,680	151,909
Accrued liabilities	(318,875)	(1,112,260)
Income taxes payable	—	(45,420)

Cash used in continuing activities	(12,066)	(2,966,596)
Cash provided by (used in) discontinued activities	(524,880)	18,332

Net cash used in operating activities	(536,946)	(2,948,264)

Cash flows from investing activities
Purchase of trading securities	(4,289,923)	(1,000,928)
Sales proceeds of trading securities	3,128,023	1,194,219
Purchase of equipment	(4,317)	(19,445)

Cash provided by (used in) continuing activities	(1,166,217)	173,846
Cash used in discontinued activities	(105,556)	(289,785)

Net cash used in investing activities	(1,271,773)	(115,939)

Cash flows from financing activities
Proceeds from notes payable	65,000	—
Principal payments on notes payable	(20,866)	(124,626)
Contributions from, and distributions to, noncontrolling interest, net	—	32,500
Treasury stock purchase	—	(373,327)
Proceeds from exercise of stock options	—	10,937

Cash provided by (used in) continuing activities	44,134	(454,516)
Cash used in discontinued activities	(32,633)	(20,379)

Net cash provided by (used in) financing activities	11,501	(474,895)

Effect of exchange rate changes on cash	295,725	22,696

Net decrease in cash and cash equivalents	(1,501,493)	(3,516,402)
Cash at beginning of period	27,665,945	39,112,965

Cash at end of period	$26,164,452	$35,596,563

Continued.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows (continued)

(Reviewed)

	Three months ended November 30,
	2010	2009
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$11,765	$11,393

Income taxes	$—	$327,405

Non cash investing and financing activities:
Investments available-for-sale	$(32,148)	$1,816,847
Accumulated other comprehensive income	20,896	(1,173,006)
Deferred tax liabilities	11,252	(643,841)
Equipment from capital lease (discontinued operations)	34,592	—
Capital lease obligation (discontinued operations)	(34,592)	—

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

November 30, 2010

(reviewed)

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

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $1.5 million and $2.0 million for the quarters ended November 30, 2010 and 2009, respectively. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2010. Operating results for the quarter ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

Certain previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassification was not significant to the prior year period’s overall presentation, except for presenting the two U.S. owned hospitals as discontinued operations.

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

Investments in Available-for-Sale and Trading Securities

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of November 30, 2010, based on the quoted market prices as of that date. These investments are subject to default risk. The Company intends to hold these for a minimum period of an additional 12 months. Unrealized gains in the fair value are reported in accumulated other comprehensive income, net of related income tax effect. The Company monitors its investment portfolio for any decline in fair value that is other than temporary and records any such impairment as an impairment loss.

During the fiscal quarter ended November 30, 2010, the Company invested in initial public offerings of equity securities on the Hong Kong Stock Exchange. These investments are classified as trading securities, and are carried at fair value as of November 30, 2010. These investments are subject to fluctuations in the market price. During the quarter ended November 30, 2010, the Company incurred a loss of $84,579 in trading of these securities. This includes a loss of $206,038 due to fair valuation of trading securities held as of November 30, 2010, based on the quoted market price as of that date.

Investment in Real Estate and Notes Payable

In March 2010, the Company purchased an apartment in Hong Kong as an investment for $2,014,207. This apartment was used as a security to obtain an 18-year mortgage loan of $1,245,775 from a financial institution, with a variable interest rate at the lower of 3-month Hang Seng Interbank Offered Rates plus 0.7% or 2.9% below the Hong Kong Dollar best lending rate quoted by the financial institution. The effective interest rate at November 30, 2010 was 1.03%. The Company has paid down $15,725 during the fiscal quarter ended November 30, 2010 and the current and long-term portions of the note payable as of November 30, 2010 are $63,768 and $1,139,946, respectively. For the fiscal quarter ended November 30, 2010, depreciation expense associated with the apartment was $12,912.

In September 2010, the Company borrowed $65,000 as note payable from a financial institution at an interest rate of 6%. This note payable is to be repaid in 24 monthly installments and is secured by specific equipment purchased at our Pasadena facility. The Company has paid down $5,141 during the fiscal quarter ended November 30, 2010, and the current and long-term portions of the note payable as of November 30, 2010 are $31,815 and $28,044, respectively.

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

Discontinued Operations

Under ASC Topic 360-10-35, Property, Plant, and Equipment – Subsequent Measurement (formerly referred to as SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we classify assets to be disposed of as held for sale or, if appropriate, discontinued operations when they have received appropriate approvals to be disposed of by our management or Board of Directors. Cash flows from our discontinued businesses are reflected as discontinued operating, investing, and financing activities in our statement of cash flows. The following is a description of our discontinued operations and summarized results of these operations for the fiscal quarter ended November 30, 2010 and 2009. We had $15,270,678 of assets of discontinued operations and $380,653 of liabilities of discontinued operations as of November 30, 2010.

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

The summarized operating results and financial position data of our discontinued operations were as follows:

	Three months ended November 30,
	2010	2009
Net patient service revenue	$3,003,326	$8,365,622

Costs and expenses:
Compensation and benefits	1,833,555	2,831,703
Medical services and supplies	644,285	2,413,000
Other operating expenses	1,410,642	3,239,805
Depreciation and amortization	—	224,990

Total costs and expenses	3,888,482	8,709,498

Operating loss	(885,156)	(343,876)

Other income (expense), net	(24,801)	82,181

Loss before income taxes	(909,957)	(261,695)
Benefit for income taxes	315,955	84,770

Net loss from discontinued operations attributable to Dynacq Healthcare, Inc.	$(594,002)	$(176,925)

	November 30, 2010	August 31, 2010
Inventory	$1,179,163	$1,248,285
Property and equipment, net	14,091,515	13,951,367

Total assets	$15,270,678	$15,199,652

Capital lease obligations	$380,653	$378,694

Total liabilities	$380,653	$378,694

Net Income (Loss) per Share

The following table presents the computation of basic and diluted income (loss) per common share attributable to the Company:

	Three months ended November 30,
	2010	2009
Basic and diluted loss per common share:
Numerator:
Loss from continuing operations	$(563,673)	$(1,174,647)
Less: Net loss attributable to noncontrolling interest	1,035	19,469

Loss from continuing operations attributable to Dynacq Healthcare, Inc.	(562,638)	(1,155,178)
Discontinued operations, net of income taxes	(594,002)	(176,925)

Net loss attributable to Dynacq Healthcare, Inc.	$(1,156,640)	$(1,332,103)

Denominator:
Basic and diluted average common shares outstanding(1)	14,176,960	15,267,602

Basic and diluted loss per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.04)	$(0.08)
Discontinued operations, net of income taxes	(0.04)	(0.01)

Net loss attributable to Dynacq Healthcare, Inc.	$(0.08)	$(0.09)

(1)	Fully diluted shares for the fiscal quarters ended November 30, 2010 and 2009 would have been 14,176,960 and 15,475,848, respectively, if they had not been anti-dilutive.

Basic net income (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net income (loss) per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to approximately 1,261,000 shares and 574,000 shares for the quarters ended November 30, 2010 and 2009, respectively.

Stock Based Compensation

The Company’s 2000 Incentive Plan (the “Plan”) provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the Plan. As of November 30, 2010, there remain 2,529,279 shares which can be issued under the Plan, after giving effect to stock splits and shares issued under the Plan. The Plan permits stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

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

For the quarter ended November 30, 2010, there were no equity-based compensation awards granted. Generally, options granted become exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after five to ten years. The following table summarizes the stock option activities for the quarter ended November 30, 2010 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1)
Outstanding, August 31, 2010	1,278	$3.52	$ —	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired or canceled	(60)	3.18	—	—

Outstanding, November 30, 2010	1,218	$3.54	$ —	$—

(1)

These amounts represent the difference between the exercise price and the closing price of Dynacq common stock on November 30, 2010 and August 31, 2010, as reported on the NASDAQ stock market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dynacq common stock on the date of exercise.

For the quarter ended November 30, 2010 and 2009, the Company received $-0- and $10,938, respectively, for stock options exercised.

The following summarizes information related to stock options outstanding at November 30, 2010, and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 2.50 – 2.75	671	2.6	$2.54	486	$2.54
$ 4.44 – 5.10	547	2.5	4.77	497	4.74

Total	1,218	2.5	$3.54	983	$3.65

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

For the quarters ended November 30, 2010 and 2009, stock-based compensation expense associated with the Company’s stock options was $107,214 and $112,879, respectively. The total unrecognized compensation expense for outstanding stock options as of November 30, 2010 was $320,000, and will be recognized, in general, over one year. The weighted average time to recognize the compensation expense is seven months.

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

The following table summarizes our financial assets and liabilities measured and reported in the Company’s statement of financial position at fair value on a recurring basis as of November 30, 2010, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value Measurements at November 30, 2010
	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	$—	$21,968,528	—
Trading securities	1,076,015	—	—

The Company’s investments in Level 1 are in equity stocks at a cost of $1,283,358. The Company’s investments in Level 2 are in perpetual bonds traded on the European markets, at a cost of $9,135,146.

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

Revenue Recognition

Revenue Recognition Policy

In China, the local government Department of Health establishes billing rates for a hospital’s sale of prescription medication and medical services. A majority of the services provided by Second People’s Hospital is to cash pay patients, who pay for the services in advance. For services provided under the local government’s social healthcare insurance program, we are generally paid at approximately 95% of billed charges two to three months after the date of service. The remaining 5% of billed charges is evaluated by the local government Department of Health on a semi-annual basis and may be paid to the hospital after that evaluation is complete. The Company had bad debt expenses of $2,764 and $1,105 for the quarters ended November 30, 2010 and 2009, respectively, related to denials under the social healthcare insurance program, which is less than 1% of the revenues of the China division for the same period. Since the amount of bad debt expense is minimal, it has been included with Other Operating Expenses in the income statement.

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

Revenue Recognition Policy

The Company has established billing rates for its medical services which it bills as gross revenue as services are delivered. Gross billed revenues are then reduced by the Company’s estimate of the discount (contractual allowance) to arrive at net patient service revenues. Net patient service revenues may not represent amounts ultimately collected. The Company adjusts current period revenue for actual differences in estimated revenue recorded in prior periods and actual cash collections.

Contractual Allowance

The Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received, up to 30 days after the end of the period, for the services performed and also estimating amounts collectible for the services performed within the last six months. The following table shows gross revenues and contractual allowances for the three months ended November 30, 2010 and 2009:

	2010	2009
Gross billed charges	$7,714,546	$27,964,779
Contractual allowance	4,711,220	19,599,157

Net revenue	$3,003,326	$8,365,622

Contractual allowance percentage	61%	70%

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

A petition asking the Texas Supreme Court to review the Third Court of Appeals decision was initially denied by the Texas Supreme Court. A Motion for Rehearing of Denial of Petition for Review was also denied. The Texas Supreme Court’s decision upholding the Third Court of Appeals’ opinion has further delayed final adjudication in these pending stop-loss cases. The uncertain outcome in these cases will depend on a very lengthy process. We anticipate further, lengthy litigation at the Travis County District Courts and the Texas Courts of Appeals. Because of this lengthy process and the uncertainty of recovery in these cases, collection of a material amount of funds in these pending stop-loss cases is not anticipated during the 2011 fiscal year.

Through November 2010, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. We believe the likelihood that the Company will be obligated to refund the payments is remote. Our request that the TDWC Commissioner enforce the awards which have not been voluntarily paid by the carriers has been refused in approximately 130 cases.

Claims regarding payment for hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and ultimately in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges. In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases, which have been appealed to the Travis County district courts, challenge the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling has been appealed to and was upheld by the Third Court of Appeals on August 26, 2010. The Texas Third Court of Appeals has denied the Company’s request for rehearing, and the Company will appeal to the Texas Supreme Court. This ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided in 2001 and 2002 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008, when the Guidelines took effect. Collection, if any, in these cases depends on favorable rulings of the Texas Supreme Court.

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

Noncontrolling Interest

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as noncontrolling interest. Noncontrolling interest reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interest ranged from 1.35% to 1.75% at November 30, 2010).

Comprehensive Loss and Accumulated Other Comprehensive Income

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive loss, but are excluded from net loss. Other comprehensive income (loss) amounts are recorded directly as an adjustment to stockholders’ equity, net of tax, and for the three months ended November 30, 2010 and 2009 were as follows:

	2010	2009
Net loss	$(1,156,640)	$(1,332,103)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes of $97,534 and $7,944, respectively	191,171	14,753
Change in valuation of investment available-for-sale, net of taxes of $(11,252) and $635,896, respectively	(20,896)	1,180,950

Total other comprehensive loss, net of taxes	(986,365)	(136,400)
Comprehensive loss attributable to the noncontrolling interest	—	—

Comprehensive loss attributable to Dynacq Healthcare, Inc.	$(986,365)	$(136,400)

The components of accumulated other comprehensive income were as follows:

	November 30, 2010	August 31, 2010
Foreign currency translation adjustment, net of taxes of $300,286 and $202,752, respectively	$558,089	$366,918
Change in valuation of investment available-for-sale, net of taxes of $4,461,563 and $4,472,815, respectively	8,285,761	8,306,657

Total accumulated other comprehensive income, net of taxes of $4,761,849 and $4,675,567, respectively	$8,843,850	$8,673,575

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

The management agreement for the Second People’s Hospital requires that 1% of the drug income, and drug income in excess of 40% of total sales, of the hospital be paid to the government. This requirement was designed to control the cost of drugs by discouraging the sale by the hospital of drugs purchased from other than approved drug vendors. However, the local government has not published a list of approved drug vendors and therefore has not enforced the payment provision since the inception of the original management agreement. The Company has been advised by a local attorney that enforcement of that provision is remote, so it has not accrued the amount that would be payable to the local government if this provision were enforced. If the government were to enforce this provision, Dynacq-Huai Bei could potentially owe approximately $1.5 million to the government for the period of time since inception of the original management contract on the hospital to November 30, 2010.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our Texas facilities’ fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Revenue Recognition, as well as Business – Government Regulation – Discontinued Operations –Texas Workers’ Compensation Systems in our Form 10-K for the fiscal year ended August 31, 2010, for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Industry Segments and Geographic Information

The Industry Segment “U.S. Division” the Company had in prior years has been classified as discontinued operations in the consolidated financial statements, along with the corporate overhead costs associated with the U.S. Division. The Company at the present time has only the China Division and the Corporate Division.

China Division

Since March 1, 2009, Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a wholly owned subsidiary of the Company has been providing healthcare management services to the Second People’s Hospital in Rui An, China. The Company organized Dynacq-Huai Bei in April 2008 under the laws of the People’s Republic of China. Although the contract to manage the Second People’s Hospital was not executed until March 1, 2009, the effective date was November 25, 2008 and Dynacq-Huai Bei has included the results of operations of that hospital from that effective date. Therefore the financials statements for the fiscal year ended August 31, 2009 included three months of results of operations by the prior manager. Dynacq-Huai Bei is ultimately responsible for funding any operating deficits, and is entitled to any operating profits, of that hospital during the management period. Dynacq-Huai Bei and the Rui An City Department of Health had also previously entered into an agreement assigning to Dynacq-Huai Bei the right to manage the Third People’s Hospital in Rui An, which hospital is currently under construction. Based on continued delays in the construction of the Third People’s Hospital, however, in November 2010, Dynacq-Huai Bei and the Rui An City Department of Health mutually agreed to terminate this agreement. Accordingly, Dynacq-Huai Bei will not be managing the Third People’s Hospital.

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

In March 2010, Dynacq-Huai Bei incorporated a subsidiary, Shanghai Hu Jing Investment Management Company Limited (“Shanghai Hu Jing”) under the laws of People’s Republic of China, in which Dynacq-Huai Bei owns 90%, and Hang Zhou Tech owns 10%. 40% of Shanghai Hu Jing’s cumulative profit will be distributed to Shanghai Hu Jing Electronic Developments Co., Ltd. (“Shanghai Hu Jing Electronic”), a Company which is majority owned by the General Manager of the Company’s China Division. Shanghai Hu Jing Electronic will be the Company’s key partner in identifying and bringing various projects to the Company. The remaining cumulative profit will be distributed to Dynacq-Huai Bei and Hang Zhou Tech. Shanghai Hu Jing plans to invest in sandstone mining, mined coal trading, and natural gas stations. In September 2010, Shanghai Hu Jing incorporated a wholly owned subsidiary, Shanghai Run Tien Enterprise, Ltd. (“Shanghai Run Tien”), to invest in artifacts to be sold and commercial real estate rentals. The artifacts will be purchased from auction houses overseas and will be sold to the general public in China. At November 30, 2010, the Company had artifacts inventory of $168,520. The Company anticipates starting sales of these artifacts in the next 2 to 3 months.

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

Corporate Division

During the fiscal year ended August 31, 2009, the Company invested approximately $9.1 million of its available cash in marketable securities. As of November 30, 2010, these securities are valued at approximately $22 million. The Company intends to hold, or sell if market conditions change, and manage these investment securities until it is able to identify and fund other attractive opportunities in China. During the fiscal quarter ended November 30, 2010, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had losses of $84,579. The Company, through a subsidiary in Hong Kong, has expanded its investments in debt and equity securities in Europe and Asia and has engaged the services of an investment banker to recommend such investment opportunities. The Company’s primary investment focus will be on growth companies from mainland China. The Company anticipates continuing making short-term investment in these entities through initial public offerings (held mostly through the Hong Kong Stock Exchange) and pre-initial public offerings.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended November 30,
	2010	2009
Revenues from external customers
Net patient service revenues
China Division	$491,322	$599,382
Corporate	1,303	19,607

Consolidated	$492,625	$618,989

Income (loss) before taxes and discontinued operations
China Division	$248,602	$(618,365)
Corporate	(1,027,330)	(1,093,408)

Consolidated	$(778,728)	$(1,711,773)

	November 30,
	2010	2009
Total Assets
China Division	$22,430,834	$25,744,312
Corporate	37,959,109	42,868,540

Assets of continuing operations	60,389,943	68,612,852
Assets of discontinued operations	15,270,678	15,724,360

Consolidated	$75,660,621	$84,337,212

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Such forward-looking statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the risks and uncertainties described in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2010. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You must read the following discussion of the results of our business and our operations and financial condition in conjunction with our reviewed consolidated financial statements, including the notes, included in this quarterly report on Form 10-Q and our audited consolidated financial statements, including the notes, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended November 30, 2010. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2010.

Results of Operations

	Three Months Ended November 30, 2010			Three Months Ended November 30, 2009
	China Division	Corporate	Total	China Division	Corporate	Total
Net patient service revenue	$491,322	$1,303	$492,625	$599,382	$19,607	$618,989

Costs and expenses:
Compensation and benefits	307,819	805,126	1,112,945	298,821	951,383	1,250,204
Medical services and supplies	275,645	—	275,645	304,869	—	304,869
Other operating expenses	545,370	585,154	1,130,524	687,510	758,129	1,445,639
Depreciation and amortization	33,865	23,406	57,271	30,394	10,595	40,989

Total costs and expenses	1,162,699	1,413,686	2,576,385	1,321,594	1,720,107	3,041,701

Operating loss	(671,377)	(1,412,383)	(2,083,760)	(722,212)	(1,700,500)	(2,422,712)

Other income (expense):
Rent and other income	880,822	2,726	883,548	65,694	193,496	259,190
Interest income	39,157	386,321	425,478	38,153	416,742	454,895
Interest expense	—	(3,994)	(3,994)	—	(3,146)	(3,146)

Total other income, net	919,979	385,053	1,305,032	103,847	607,092	710,939

Income (loss) before income taxes from continuing operations	$248,602	$(1,027,330)	(778,728)	$(618,365)	$(1,093,408)	(1,711,773)

Benefit for income taxes			215,055			537,126

Loss from continuing operations			(563,673)			(1,174,647)
Discontinued operations, net of income taxes			(594,002)			(176,925)

Net loss			(1,157,675)			(1,351,572)
Less: Net loss attributable to noncontrolling interest			1,035			19,469

Net loss attributable to Dynacq Healthcare, Inc.			$(1,156,640)			$(1,332,103)

Operational statistics (Number of medical procedures) for discontinued operations:
Inpatient:
Bariatric			25			39
Orthopedic			7			89
Other			6			37

Total inpatient procedures			38			165

Outpatient:
Orthopedic			35			152
Other			228			323

Total outpatient procedures			263			475

Total procedures			301			640

Three Months Ended November 30, 2010 Compared to the Three Months Ended November 30, 2009

China Division

The China Division revenue includes net patient service revenues from Second People’s Hospital in Rui An, China. Net patient service revenue decreased by $108,060, or 18%, from $599,382 for the quarter ended November 30, 2009 to $491,322 for the quarter ended November 30, 2010, primarily due to a reduction in sales of pharmacy drugs at the hospital. The Company is focusing on hiring experienced physicians in order to improve the revenues for the current fiscal year, the effect of which may be seen fully in the third quarter.

Total costs and expenses decreased by $158,895, from $1,321,594 for the quarter ended November 30, 2009 to $1,162,699 for the quarter ended November 30, 2010. The following discusses the various changes in costs and expenses:

•	Compensation and benefits increased marginally by $8,998. The Company is trying to improve overall business by hiring experienced physicians.

•	Medical services and supplies expenses decreased by $29,224, or 10%, which is associated with the decrease of 18% in net patient service revenues.

•

Other operating expenses includes primarily administrative expenses for managing the Second People’s Hospital and various other projects the Company is undertaking, related marketing expenses and rent for an apartment for the Chief Executive Officer in Hong Kong. Other operating expenses decreased by $142,140, from $687,510 for the quarter ended November 30, 2009 to $545,370 for the quarter ended November 30, 2010. Marketing expenses decreased by $150,000, from $300,000 for the quarter ended November 30, 2009 to $150,000 for the quarter ended November 30, 2010. This decrease was partially offset by marginal increases in other operating expenses at the Second People’s Hospital.

Rent and other income of $880,822 for the quarter ended November 30, 2010 includes a $720,696 refund received from Rui An City Department of Health as part of the negotiation of termination of the assignment agreement to manage Third People’s Hospital, and write-off of associated liabilities of $43,840. The decision to terminate the agreement was based on the continued delays in the construction of the hospital. Rent and other income for the quarter ended November 30, 2010 also includes miscellaneous rent and other income of $95,893, and foreign currency translation adjustments of $20,393. Rent and other income for the quarter ended November 30, 2009 includes miscellaneous rent and other income of $65,694.

Corporate Division

The Corporate Division revenue includes cash receipts for accounts receivable for its Baton Rouge and Vista West facilities, which were sold in prior years. These receivables were fully reserved for, and were not sold as part of the disposition of the facilities.

Compensation and benefits for the Corporate Division includes $107,214 and $112,879 of non-cash compensation expense for the quarters ended November 30, 2010 and 2009, respectively, related to employees’ incentive stock options granted in fiscal year 2007 and 2008. It also includes all corporate personnel compensation and benefits. The decrease of approximately 15% in 2010, compared to 2009, is primarily due to a reduction in compensation to the Chief Executive Officer and the Chief Financial Officer of the Company.

Other operating expenses includes various general and administrative expenses for day to day running of the Company, including professional fees such as legal expenses and audit expenses. The reduction of 23% in other operating expenses in 2010, compared to 2009, is due to a decrease in the overall business activities of the Company.

Rent and other income of $2,726 for the quarter ended November 30, 2010 includes a loss of $84,579 on short-term investments in the equity securities in Hong Kong and a foreign exchange gain of $81,127 on investments in Euro bonds. Rent and other income for the quarter ended November 30, 2009 includes a gain of $193,291 on short-term investments in the equity securities in Hong Kong.

Interest income of $386,321 and $416,742 for the quarter ended November 30, 2010 and 2009, respectively, are related to the Company’s investments in bonds.

Investments in securities

Investments in bonds, which were purchased at a cost of $9,135,146 during fiscal year 2009, have appreciated in fair value by an additional $12,833,383. Of that amount, $76,685 and $85,637 in foreign exchange gains is included in rent and other income in the consolidated statements of operations for the quarters ended November 30, 2010 and 2009, respectively. Unrealized gains in these investments of $12,747,324 are included in accumulated other comprehensive income in the Consolidated Balance Sheet, net of taxes of $4,461,563.

During the quarter ended November 30, 2010, the Company invested in initial public offerings of equity securities on the Hong Kong Stock Exchange, and as of November 30, 2010, is holding these trading securities with a fair market value of $1,076,015. The cost of these securities was $1,283,358. Unrealized losses in these investments of $206,038 are included in rent and other income in the Consolidated Statements of Operations.

Discontinued Operations

Net patient service revenue decreased by $5,362,296, or 64%, from $8,365,622 to $3,003,326, and total surgical cases decreased by 53% from 640 cases for the quarter ended November 30, 2009 to 301 cases for the quarter ended November 30, 2010. The following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage decrease from quarter ended November 30, 2009 to quarter ended November 30, 2010
Facility	Net patient revenue	Cases
Pasadena	(51)%	(50)%
Garland	(84)	(58)
Overall	(64)	(53)

The decrease in net patient service revenue was due to an overall decrease in number of cases by 53% in the quarter ended November 30, 2010 compared to the quarter ended November 30, 2009. There was a decrease of 77% in inpatient cases, which typically have higher average reimbursement per case compared to outpatient cases. While the number of cases and the gross billed charges decreased by 53% and 72%, respectively, net patient service revenue decreased 64% due to a decrease in the contractual allowance as a percentage of gross billed charges. The contractual allowance decreased from 70% of gross billed charges for the quarter ended November 30, 2009 to 61% of gross billed charges for the quarter ended November 30, 2010, due to a change in the surgical mix of cases.

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

Total costs and expenses decreased by $4,821,016, or 55%, from $8,709,498 for the quarter ended November 30, 2009 to $3,888,482 for the quarter ended November 30, 2010. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $998,148, or 35%, primarily associated with reduction in workforce due to lower net patient service revenues.

•

Medical services and supplies expenses decreased by $1,768,715, or 73%, while the number of surgery cases decreased 53%. The percentage decrease in medical services and supplies was higher than the percentage decrease in the number of surgery cases due to a 77% decrease in inpatient cases, which typically require more medical services and supplies, and also due to a change in the surgical mix of cases.

•

Other operating expenses decreased by $1,829,163, or 56%. Marketing expenses, included in other operating expenses, decreased by $1,418,270, from $1,500,000 for the quarter ended November 30, 2009 to $81,730 for the quarter ended November 30, 2010, which was associated with lower net revenues.

•

Depreciation and amortization expenses decreased by $224,990 in 2010 compared to 2009. Our long-lived assets for discontinued operations of our U.S. facilities are measured at the lower of its carrying amount or fair value less cost to sell. We believe that the carrying value of the U.S. facilities at November 30, 2010 was less than the estimated fair value less cost to sell, and no adjustment to the carrying value of this long-lived asset was necessary during the quarter ended November 30, 2010. We ceased the depreciation of the property and equipment related to the U.S. facilities starting September 1, 2010.

The benefit for income taxes for the quarters ended November 30, 2010 and 2009 was 34.7% and 32.4%, respectively.

Liquidity and Capital Resources

Our 2010 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Cash flow used in operating activities for continuing activities was $12,066 during the quarter ended November 30, 2010, primarily due to a net loss before discontinued operations of $562,638, net changes in income tax related accounts of $531,010 and decreases in accounts payable and accrued liabilities of $234,195. These decreases were partially offset by decreases in accounts receivable of $1,045,835.

In addition, cash flow used in operating activities for discontinued operations was $524,880 during the quarter ended November 30, 2010, primarily due to a net loss from discontinued operations of $594,002.

Total cash flow used in operating activities for continuing and discontinued operations combined was $536,946 during the quarter ended November 30, 2010.

Cash flows from investing activities

Cash flow used in investing activities for continuing activities was $1,166,217 primarily due to the purchase of trading securities of $4,289,923 and related sales of $3,128,023. As of November 30, 2010, the Company is holding certain trading securities with a fair market value of $1,076,015. The cost of these securities was $1,283,358.

In addition, cash flow used in investing activities for discontinued operations was $105,556 towards purchase of equipment.

Total cash flow used in investing activities for continuing and discontinued operations combined was $1,271,773 during the quarter ended November 30, 2010.

Cash flows from financing activities

Cash flow provided by financing activities for continuing activities was $44,134. In September 2010, the Company borrowed $65,000 as note payable from a financial institution at an interest rate of 6%. This note payable is to be repaid in 24 monthly installments and is secured by specific equipment purchased at our Pasadena facility. The Company has paid $5,141 during the fiscal quarter ended November 30, 2010 towards this note payable. In addition, the Company paid $15,725 towards a mortgage loan for the purchase of an apartment in Hong Kong.

In addition, cash flow used in financing activities for discontinued operations was $32,633 towards payments on capital leases of equipment.

Total cash flow provided by financing activities for continuing and discontinued operations combined was $11,501 during the quarter ended November 30, 2010.

The Company had working capital of $41,980,199 as of November 30, 2010 and maintained a liquid position by a current ratio of approximately 6.1 to 1.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of November 30, 2010, our disclosure controls and procedures were effective.

There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our Texas facilities’ fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Revenue Recognition, as well as Business – Government Regulation – Discontinued Operations –Texas Workers’ Compensation Systems in our Form 10-K for the fiscal year ended August 31, 2010, for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 1A.	Risk Factors.

The Company’s Risk Factors as disclosed in its Form 10-K for the year ended August 31, 2010 have not materially changed.

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

DYNACQ HEALTHCARE, INC.

Date: January 11, 2011	By:	/s/ Chiu M. Chan
Chiu M. Chan
Chief Executive Officer
(duly authorized officer)

Date: January 11, 2011	By:	/s/ Philip S. Chan
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