Form 10-Q
period 2011-02-28
DYNACQ HEALTHCARE INC
filed 2011-04-12
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-21574

DYNACQ HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

Nevada	76-0375477
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

As of April 7, 2011, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 14,176,960.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors
Dynacq Healthcare, Inc.
Houston, Texas

We have reviewed the accompanying consolidated balance sheet of Dynacq Healthcare, Inc., as of February 28, 2011, and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended February 28, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Killman, Murrell & Company, P.C.

Killman, Murrell & Company, P.C.

Houston, Texas

April 12, 2011

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	February 28, 2011	August 31, 2010
	(Reviewed)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$23,613,778	$27,665,945
Accounts receivable, net of contractual allowances of approximately $191,169,000 and $211,401,000 at February 28, 2011 and August 31, 2010, respectively	1,186,680	2,299,062
Inventories	256,918	165,018
Trading securities	1,393,379	—
Interest receivable	244,279	354,461
Prepaid expenses	164,311	485,679
Income tax receivable	5,736,902	4,026,783
Assets of discontinued operations	15,322,796	15,544,469
Deferred tax assets	533,283	616,474

Total current assets	48,452,326	51,157,891
Investments available-for-sale	23,112,744	21,923,992
Investment in real estate, net	1,966,864	1,992,687
Property and equipment, net	291,248	359,977
Income tax receivable	868,249	868,249
Other assets	249,746	260,737

Total assets	$74,941,177	$76,563,533

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	February 28, 2011	August 31, 2010
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,138,367	$2,847,297
Accrued liabilities	3,716,081	4,424,660
Current portion of notes payable	96,507	62,289
Liabilities of discontinued operations	943,791	1,024,814
Current taxes payable	3,000	3,000

Total current liabilities	7,897,746	8,362,060
Non-current liabilities:
Long-term portion of notes payable	1,143,365	1,157,150
Deferred tax liabilities	4,675,199	3,961,237

Total liabilities	13,716,310	13,480,447

Commitments and contingencies
Equity:
Dynacq stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 14,176,960 shares issued at February 28, 2011 and August 31, 2010	14,177	14,177
Additional paid-in capital	9,043,875	9,039,624
Accumulated other comprehensive income	9,647,869	8,673,575
Retained earnings	42,442,113	45,276,115

Total Dynacq stockholders’ equity	61,148,034	63,003,491

Non-controlling interest	76,833	79,595

Total equity	61,224,867	63,083,086

Total liabilities and equity	$74,941,177	$76,563,533

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Reviewed)

	Three months ended February 28,		Six months ended February 28,
	2011	2010	2011	2010
Net patient service revenue	$—	$—	$—	$—

Costs and expenses:
Compensation and benefits	562,958	999,893	1,405,585	1,988,777
Other operating expenses	827,931	953,312	1,898,001	2,321,977
Depreciation and amortization	49,110	38,475	100,874	74,401

Total costs and expenses	1,439,999	1,991,680	3,404,460	4,385,155

Operating loss	(1,439,999)	(1,991,680)	(3,404,460)	(4,385,155)

Other income (expense):
Rent and other income (expense)	154,925	(166,125)	944,156	39,322
Interest income	413,814	411,655	839,250	866,503
Interest expense	(3,859)	(1,267)	(7,854)	(4,413)

Total other income, net	564,880	244,263	1,775,552	901,412

Loss before income taxes from continuing operations	(875,119)	(1,747,417)	(1,628,908)	(3,483,743)
Benefit for income taxes	334,084	538,116	540,963	1,084,842

Loss from continuing operations	(541,035)	(1,209,301)	(1,087,945)	(2,398,901)
Discontinued operations, net of income taxes	(1,016,477)	(1,699,717)	(1,627,243)	(1,861,689)
Loss on disposal of discontinued operations, net of income taxes	(121,577)	—	(121,577)	—

Net loss	(1,679,089)	(2,909,018)	(2,836,765)	(4,260,590)
Less: Net loss attributable to noncontrolling interest	(1,727)	(70,038)	(2,763)	(89,507)

Net loss attributable to Dynacq Healthcare, Inc.	$(1,677,362)	$(2,838,980)	$(2,834,002)	$(4,171,083)

Basic and diluted loss per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.04)	$(0.08)	$(0.08)	$(0.16)
Discontinued operations, net of income taxes	(0.07)	(0.11)	(0.11)	(0.12)
Loss on disposal of discontinued operations, net of income taxes	(0.01)	—	(0.01)	—

Net loss attributable to Dynacq Healthcare, Inc.	$(0.12)	$(0.19)	$(0.20)	$(0.28)

Basic and diluted average common shares outstanding	14,176,960	14,725,039	14,176,960	14,964,060

Amounts attributable to Dynacq Healthcare, Inc.:
Loss from continuing operations	$(539,308)	$(1,139,263)	$(1,085,182)	$(2,309,394)
Discontinued operations, net of income taxes	(1,016,477)	(1,699,717)	(1,627,243)	(1,861,689)
Loss on disposal of discontinued operations, net of income taxes	(121,577)	—	(121,577)	—

Net loss attributable to Dynacq Healthcare, Inc.	$(1,677,362)	$(2,838,980)	$(2,834,002)	$(4,171,083)

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Six months ended February 28,
	2011	2010
Cash flows from operating activities
Net loss	$(2,834,002)	$(4,171,083)
Less loss from discontinued operations, net of income taxes	(1,748,820)	(1,861,689)

Net loss before discontinued operations	(1,085,182)	(2,309,394)
Adjustments to reconcile net loss before discontinued operations to net cash used in operating activities:
Depreciation and amortization	100,874	74,401
Loss (gain) on sale of trading securities	14,995	(193,291)
Deferred income taxes	272,534	96,567
Noncontrolling interest	(2,763)	(89,507)
Charge for stock options to employees	4,251	225,758
Foreign currency exchange (gains) losses	(157,939)	127,569
Changes in operating assets and liabilities:
Accounts receivable	1,112,382	3,784,321
Interest receivable	91,414	11,153
Inventories	(85,141)	—
Prepaid expenses	322,167	(372,679)
Income taxes receivable	(1,710,119)	(2,438,151)
Other assets	29,979	3,567
Accounts payable	371,971	(54,342)
Accrued liabilities	(802,185)	(937,141)
Income taxes payable	—	(45,420)

Cash used in continuing activities	(1,522,762)	(2,116,589)
Cash used in discontinued activities	(1,445,312)	(1,335,019)

Net cash used in operating activities	(2,968,074)	(3,451,608)

Cash flows from investing activities
Purchase of trading securities	(4, 909,498)	(1,000,928)
Sales proceeds of trading securities	3,494,738	1,194,166
Purchase of equipment	—	(55,512)

Cash provided by (used in) continuing activities	(1,414,760)	137,726
Cash used in discontinued activities	(108,445)	(333,681)

Net cash used in investing activities	(1,523,205)	(195,955)

Cash flows from financing activities
Proceeds from notes payable	65,000	—
Principal payments on notes payable	(44,567)	(251,131)
Contributions from, and distributions to, noncontrolling interest, net	—	32,500
Treasury stock purchase	—	(3,681,903)
Proceeds from exercise of stock options	—	89,688

Cash provided by (used in) continuing activities	20,433	(3,810,846)
Cash used in discontinued activities	(65,857)	(42,221)

Net cash used in financing activities	(45,424)	(3,853,067)

Effect of exchange rate changes on cash	484,536	4,847

Net decrease in cash and cash equivalents	(4,052,167)	(7,495,783)
Cash at beginning of period	27,665,945	39,112,965

Cash at end of period	$23,613,778	$31,617,182

Continued.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows (continued)

(Reviewed)

	Six months ended February 28,
	2011	2010
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$22,804	$20,875

Income taxes	$—	$327,405

Non cash investing and financing activities:
Investments available-for-sale	$1,024,427	$2,566,180
Accumulated other comprehensive income	(665,877)	(1,674,009)
Deferred tax liabilities	(358,550)	(892,171)
Equipment from capital lease (discontinued operations)	34,592	—
Capital lease obligation (discontinued operations)	(34,592)	—
Common stock	—	(455)
Additional paid-in capital	—	(2,309,443)
Treasury stock	—	2,309,898
Accounts receivable	—	52,622
Property and equipment	—	(52,622)

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

February 28, 2011

(reviewed)

General

Dynacq Healthcare, Inc., a Nevada corporation (the “Company”), is a holding company that through its subsidiaries in China and Hong Kong (1) provided healthcare management services to a hospital in China until February 28, 2011; (2) invests in debt and equity securities, including short-term investments in initial public offerings and pre-initial public offerings; and (3) invests in artifacts for resale. The Company through its United States subsidiaries owns and operates two general acute care hospitals in Pasadena and Garland, Texas. However, the Company has approved a plan to sell these facilities, and accordingly this business is classified as “Discontinued Operations” (see Discontinued Operations below). We are currently composed of two divisions: China and Corporate.

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, which includes advertising and marketing expenses, were approximately $1.1 million and $1.6 million for the quarter ended February 28, 2011 and 2010, respectively, and $2.6 million and $3.6 million for the six months ended February 28, 2011 and 2010, respectively. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2010. Operating results for the three and six months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

Certain previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassification was not significant to the prior year period’s overall presentation, except for presenting the two U.S. owned hospitals and the management of the Second People’s Hospital in China as discontinued operations.

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

Investments in Available-for-Sale and Trading Securities

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of February 28, 2011, based on the quoted market prices as of that date. These investments are subject to default risk. The Company intends to hold these for a minimum period of an additional 12 months. Unrealized gains in the fair value are reported in accumulated other comprehensive income, net of related income tax effect. The Company monitors its investment portfolio for any decline in fair value that is other than temporary and records any such impairment as an impairment loss.

The Company also invests in initial public offerings of equity securities on the Hong Kong Stock Exchange. These investments are classified as trading securities, and are carried at fair value as of February 28, 2011. These investments are subject to fluctuations in the market price. During the six months ended February 28, 2011, the Company incurred a loss of $14,995 in trading of these securities. This includes a loss of $135,234 due to fair valuation of trading securities held as of February 28, 2011, based on the quoted market price as of that date.

Investment in Real Estate and Notes Payable

In March 2010, the Company purchased an apartment in Hong Kong as an investment for $2,014,207. This apartment was used as a security to obtain an 18-year mortgage loan of $1,245,775 from a financial institution, with a variable interest rate at the lower of 3-month Hang Seng Interbank Offered Rates plus 0.7% or 2.9% below the Hong Kong Dollar best lending rate quoted by the financial institution. The effective interest rate at February 28, 2011 was 0.98%. The Company has paid down $31,651 during the six months ended February 28, 2011 and the current and long-term portions of the note payable as of February 28, 2011 are $64,186 and $1,123,602, respectively. Depreciation expense associated with the apartment was $25,824 and $12,912 for the three month and six month periods ended February 28, 2011.

In September 2010, the Company borrowed $65,000 as note payable from a financial institution at an interest rate of 6%. This note payable is to be repaid in 24 monthly installments and is secured by specific equipment purchased at our Pasadena facility. The Company has paid down $12,916 during the six months ended February 28, 2011, and the current and long-term portions of the note payable as of February 28, 2011 are $32,321 and $19,763, respectively.

Inventories

Inventories, consisting of artifacts, are stated at the lower of cost or market, with cost determined by use of the average cost method.

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

Discontinued Operations

Under ASC Topic 360-10-35, Property, Plant, and Equipment – Subsequent Measurement (formerly referred to as SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we classify assets to be disposed of as held for sale or, if appropriate, discontinued operations when they have received appropriate approvals to be disposed of by our management or Board of Directors. Cash flows from our discontinued businesses are reflected as discontinued operating, investing, and financing activities in our statement of cash flows. The following is a description of our discontinued operations and summarized results of these operations for the three month and six month periods ended February 28, 2011 and 2010. We had $15,322,796 of assets of discontinued operations and $943,791 of liabilities of discontinued operations as of February 28, 2011.

Since March 1, 2009, Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a wholly owned subsidiary of the Company has been providing healthcare management services to the Second People’s Hospital in Rui An, China. Dynacq-Huai Bei was ultimately responsible for funding any operating deficits, and was entitled to any operating profits, of that hospital during the management period. Due to continued losses at the Second People’s Hospital, the Company has made the decision to terminate the management agreement with the Rui An City Department of Health, and is currently in negotiation with them to finalize the terms, including the effective date of termination. The Company has written off the fixed assets and inventory balances as of February 28, 2011, and does not expect any further losses due to the termination of this management agreement related to the Second People’s Hospital.

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

We plan to market both hospital facilities for sale, with completion of the sales as soon as reasonably practicable. We do not expect to incur any material costs associated with termination of employment of the affected employees beyond accrued obligations for salary and benefits. The Board of Directors and management have not yet determined an estimate of any other costs associated with the foregoing disposal activities either by type or in total nor the amount of any charge that will result in future cash expenditures. The Company had an independent appraisal done for both the hospitals, and based on each hospital’s valuation, expected sale proceeds, and expected cash flows, has determined that there is no impairment charge required in connection with the foregoing disposal activities. Because we do not intend to sell the accounts receivable of hospitals in discontinued operations, the receivables are included in our accounts receivable in the accompanying Consolidated Balance Sheets.

The summarized operating results and financial position data of our discontinued operations were as follows:

Discontinued Operations

	Three Months Ended February 28, 2011			Three Months Ended February 28, 2010
	China	U.S. Hospitals	Total	China	U.S. Hospitals	Total
Net patient service revenue	$339,911	$2,423,351	$2,763,262	$431,394	$5,746,704	$6,178,098

Costs and expenses:
Compensation and benefits	277,950	1,707,452	1,985,402	308,401	2,719,459	3,027,860
Medical services and supplies	130,807	615,987	746,794	215,927	2,095,815	2,311,742
Other operating expenses	83,702	1,538,128	1,621,830	87,865	3,168,282	3,256,147
Depreciation and amortization	5,753	—	5,753	3,121	223,021	226,142

Total costs and expenses	498,212	3,861,567	4,359,779	615,314	8,206,577	8,821,891

Operating loss	(158,301)	(1,438,216)	(1,596,517)	(183,920)	(2,459,873)	(2,643,793)
Other income (expense), net	1,730	39,765	41,495	(583)	45,072	44,489

Loss before income taxes	(156,571)	(1,398,451)	(1,555,022)	(184,503)	(2,414,801)	(2,599,304)
Benefit for income taxes	54,241	484,304	538,545	62,824	836,763	899,587

Loss on discontinued operations, net of taxes	(102,330)	(914,147)	(1,016,477)	(121,679)	(1,578,038)	(1,699,717)

Loss on disposal of discontinued assets	(187,041)	—	(187,041)	—	—	—
Benefit for income taxes	65,464	—	65,464	—	—	—

Loss on disposal of discontinued operations, net of taxes	(121,577)	—	(121,577)	—	—	—

Total loss on discontinued operations, net of taxes	$(223,907)	$(914,147)	$(1,138,054)	$(121,679)	$(1,578,038)	$(1,699,717)

	Six Months Ended February 28, 2011			Six Months Ended February 28, 2010
	China	U.S. Hospitals	Total	China	U.S. Hospitals	Total
Net patient service revenue	$831,232	$5,426,676	$6,257,908	$1,030,776	$14,112,327	$15,143,103

Costs and expenses:
Compensation and benefits	548,269	3,541,008	4,089,277	569,722	5,551,162	6,120,884
Medical services and supplies	406,452	1,260,272	1,666,724	520,795	4,508,815	5,029,610
Other operating expenses	142,852	2,948,769	3,091,621	145,232	6,408,089	6,553,321
Depreciation and amortization	11,260	—	11,260	8,183	448,011	456,194

Total costs and expenses	1,108,833	7,750,049	8,858,882	1,243,932	16,916,077	18,160,009

Operating loss	(277,601)	(2,323,373)	(2,600,974)	(213,156)	(2,803,750)	(3,016,906)
Other income (expense), net	96,089	14,965	111,054	53,207	127,253	180,460

Loss before income taxes	(181,512)	(2,308,408)	(2,489,920)	(159,949)	(2,676,497)	(2,836,446)
Benefit for income taxes	62,888	799,789	862,677	54,967	919,790	974,757

Loss on discontinued operations, net of taxes	(118,624)	(1,508,619)	(1,627,243)	(104,982)	(1,756,707)	(1,861,689)

Loss on disposal of discontinued assets	(187,041)	—	(187,041)	—	—	—
Benefit for income taxes	65,464	—	65,464	—	—	—

Loss on disposal of discontinued operations, net of taxes	(121,577)	—	(121,577)	—	—	—

Total loss on discontinued operations, net of taxes	$(240,201)	$(1,508,619)	$(1,748,820)	$(104,982)	$(1,756,707)	$(1,861,689)

	February 28, 2011			August 31, 2010
	China	U.S. Hospitals	Total	China	U.S. Hospitals	Total
Current assets	$117,173	$1,113,069	$1,230,242	$250,246	$1,248,285	$1,498,531
Property and equipment, net	—	14,092,554	14,092,554	94,571	13,951,367	14,045,938

Total assets	$117,173	$15,205,623	$15,322,796	$344,817	$15,199,652	$15,544,469

Current liabilities:
Accounts payable and accrued liabilities	$596,362	$—	$596,362	$646,120	$—	$646,120
Capital lease obligations	—	347,429	347,429	—	378,694	378,694

Total liabilities	$596,362	$347,429	$943,791	$646,120	$378,694	$1,024,814

Net Loss per Share

The following table presents the computation of basic and diluted loss per common share attributable to the Company:

	Three months ended February 28,		Six months ended February 28,
	2011	2010	2011	2010
Basic and diluted loss per common share:
Numerator:
Loss from continuing operations	$(541,035)	$(1,209,301)	$(1,087,945)	$(2,398,901)
Less: Net loss attributable to noncontrolling interest	(1,727)	(70,038)	(2,763)	(89,507)

Loss from continuing operations attributable to Dynacq Healthcare, Inc.	(539,308)	(1,139,263)	(1,085,182)	(2,309,394)
Discontinued operations, net of income taxes	(1,016,477)	(1,699,717)	(1,627,243)	(1,861,689)
Loss on disposal of discontinued operations, net of income taxes	(121,577)	—	(121,577)	—

Net loss attributable to Dynacq Healthcare, Inc.	$(1,677,362)	$(2,838,980)	$(2,834,002)	$(4,171,083)

Denominator:
Basic and diluted average common shares outstanding	14,176,960	14,725,039	14,176,960	14,964,060

Basic and diluted loss per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.04)	$(0.08)	$(0.08)	$(0.16)
Discontinued operations, net of income taxes	(0.07)	(0.11)	(0.11)	(0.12)
Loss on disposal of discontinued operations, net of income taxes	(0.01)	—	(0.01)	—

Net loss attributable to Dynacq Healthcare, Inc.	$(0.12)	$(0.19)	$(0.20)	$(0.28)

Basic net income (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net income (loss) per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to approximately 1,038,000 shares and 572,000 shares for the quarter ended February 28, 2011 and 2010, respectively.

Stock Based Compensation

The Company’s 2000 Incentive Plan (the “Plan”) provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the Plan. As of February 28, 2011, there remain 2,793,904 shares which can be issued under the Plan, after giving effect to stock splits and shares issued under the Plan. The Plan permits stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

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

For the three month and six month periods ended February 28, 2011 and 2010, there were no equity-based compensation awards granted. Generally, options granted become exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after five to ten years. The following table summarizes the stock option activities for the six months ended February 28, 2011 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1)
Outstanding, August 31, 2010	1,278	$3.52	$ —	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired or canceled	(325)	4.22	—	—

Outstanding, February 28, 2011	953	$3.29	$ —	$—

(1)

These amounts represent the difference between the exercise price and the closing price of Dynacq common stock on February 28, 2011 and August 31, 2010, as reported on the NASDAQ stock market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dynacq common stock on the date of exercise.

For the six months ended February 28, 2011 and 2010, the Company received $-0- and $89,688, respectively, for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $-0- and $9,000 for the six months ended February 28, 2011 and 2010, respectively.

The following summarizes information related to stock options outstanding at February 28, 2011, and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 2.50 – 2.75	655	2.3	$2.54	475	$2.54
$ 4.90 – 5.10	298	3.6	4.94	298	4.94

Total	953	2.7	$3.29	773	$3.46

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

For the three months ended February 28, 2011 and 2010, stock-based compensation expense associated with the Company’s stock options was $(102,963) and $112,879, respectively. For the six months ended February 28, 2011 and 2010, stock-based compensation expense associated with the Company’s stock options was $4,251 and

$225,758, respectively The total unrecognized compensation expense for outstanding stock options as of February 28, 2011 was $149,000, and will be recognized, in general, over nine months. The weighted average time to recognize the compensation expense is five months.

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

The following table summarizes our financial assets and liabilities measured and reported in the Company’s statement of financial position at fair value on a recurring basis as of February 28, 2011, segregated among the appropriate levels within the fair value hierarchy:

	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	$—	$23,112,744	$—
Trading securities	1,393,379	—	—

The Company’s investments in Level 1 are in equity stocks at a cost of $1,540,184. The Company’s investments in Level 2 are in perpetual bonds traded on the European markets, at a cost of $9,135,146.

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

Revenue Recognition

Discontinued Operations

Revenue Recognition Policy

In China, the local government Department of Health establishes billing rates for a hospital’s sale of prescription medication and medical services. A majority of the services provided by the Second People’s Hospital is to cash pay patients, who pay for the services in advance. For services provided under the local government’s social healthcare insurance program, we are generally paid at approximately 95% of billed charges two to three months after the date of service. The remaining 5% of billed charges is evaluated by the local government Department of Health on a semi-annual basis and may be paid to the hospital after that evaluation is complete. The Company had bad debt expenses of $21,991 and $8,892 for the three months ended February 28, 2011 and 2010, respectively, and $24,755 and $9,997 for the six months ended February 28, 2011 and 2010, respectively, related to denials under the social healthcare insurance program. Since the amount of bad debt expense is minimal, it has been included with Other Operating Expenses in the income statement.

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. At each balance sheet date management reviews the accounts receivable for collectibility.

Discontinued Operations - (U.S. Hospitals)

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

Contractual Allowance

The Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received, up to 30 days after the end of the period, for the services performed and also estimating amounts collectible for the services performed within the last six months. The following table shows gross revenues and contractual allowances for the three and six months ended February 28, 2011 and 2010:

	Three months ended February 28,		Six months ended February 28,
	2011	2010	2011	2010
Gross billed charges	$6,933,787	$23,719,214	$14,648,333	$51,683,994
Contractual allowance	4,510,436	17,972,510	9,221,657	37,571,667

Net revenue	$2,423,351	$5,746,704	$5,426,676	$14,112,327

Contractual allowance percentage	65%	76%	63%	73%

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

A petition asking the Texas Supreme Court to review the Third Court of Appeals decision has been denied. Therefore, the Company is bound by the Third Court of Appeals decision. The Texas Supreme Court’s decision has further delayed final adjudication in these pending stop-loss cases. The uncertain outcome in these cases will depend on a very lengthy process. We anticipate further, lengthy litigation at the Travis County District Courts and the Texas Courts of Appeals. Because of this lengthy process and the uncertainty of recovery in these cases, collection of a material amount of funds in these pending stop-loss cases is not anticipated during the 2011 fiscal year.

Through February 2011, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. We believe the likelihood that the Company will be obligated to refund the payments is remote. Our request that the TDWC Commissioner enforce the awards which have not been voluntarily paid by the carriers has been refused in approximately 130 cases. Motions have been filed seeking a refund in some cases in which the awards were voluntarily paid. These motions are currently pending before the 345th Judicial District Court of Travis County, Texas.

Claims regarding payment for hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and ultimately in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges. In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases, which have been appealed to the Travis County district courts, challenge the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling has been appealed to and was upheld by the Third Court of Appeals on August 26, 2010. The Texas Supreme Court denied a petition asking for review of the Third Court of Appeals decision. Therefore, the Company is bound by the Third Court of Appeals’ ruling that interprets the applicable statute and fee guideline to require that the amount that will be paid to a provider must not only be at a “fair and reasonable rate” but also must “ensure the quality of medical care” and “achieve effective cost control” and be the same or less than that charged to others with an equivalent standard of living. This ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided in 2001 and 2002 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008, when the Guidelines took effect. Since the Third Court of Appeals’ unfavorable ruling, collection, if any, in these cases depends on the Company’s ability to establish the criteria in this recent ruling.

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

Noncontrolling Interest

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as noncontrolling interest. Noncontrolling interest reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interest ranged from 1.35% to 1.75% at February 28, 2011).

Comprehensive Loss and Accumulated Other Comprehensive Income

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive loss, but are excluded from net loss. Other comprehensive income (loss) amounts are recorded directly as an adjustment to stockholders’ equity, net of tax, and for the three months and six months ended February 28, 2011 and 2010 were as follows:

	Three months ended February 28,		Six months ended February 28,
	2011	2010	2011	2010
Net loss	$(1,677,362)	$(2,838,980)	$(2,834,002)	$(4,171,083)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes of $68,535, $(13,936), $166,069 and $(5,992), respectively	117,242	(25,880)	308,413	(11,127)
Change in valuation of investment available-for-sale, net of taxes of $369,802, $262,267, $358,550 and $898,163, respectively	686,773	487,067	665,877	1,668,017

Total other comprehensive loss, net of taxes	(873,347)	(2,377,793)	(1,859,712)	(2,514,193)
Comprehensive loss attributable to the noncontrolling interest	—	—	—	—

Comprehensive loss attributable to Dynacq Healthcare, Inc.	$(873,347)	$(2,377,793)	$(1,859,712)	$(2,514,193)

The components of accumulated other comprehensive income were as follows:

	February 28, 2011	August 31, 2010
Foreign currency translation adjustment, net of taxes of $368,821 and $202,752, respectively	$675,335	$366,918
Change in valuation of investment available-for-sale, net of taxes of $4,831,365 and $4,472,815, respectively	8,972,534	8,306,657

Total accumulated other comprehensive income, net of taxes of $5,200,186 and $4,675,567, respectively	$9,647,869	$8,673,575

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

The management agreement for the Second People’s Hospital requires that 1% of the drug income, and drug income in excess of 40% of total sales, of the hospital be paid to the government. This requirement was designed to control the cost of drugs by discouraging the sale by the hospital of drugs purchased from other than approved drug vendors. However, the local government has not published a list of approved drug vendors and therefore has not enforced the payment provision since the inception of the original management agreement. The Company has been advised by a local attorney that enforcement of that provision is remote, so it has not accrued the amount that would be payable to the local government if this provision were enforced. If the government were to enforce this provision, Dynacq-Huai Bei could potentially owe approximately $1.6 million to the government for the period of time since inception of the original management contract on the hospital to February 28, 2011.

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

China Division

Since March 1, 2009, Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a wholly owned subsidiary of the Company has been providing healthcare management services to the Second People’s Hospital in Rui An, China. The Company organized Dynacq-Huai Bei in April 2008 under the laws of the People’s Republic of China. Although the contract to manage the Second People’s Hospital was not executed until March 1, 2009, the effective date was November 25, 2008 and Dynacq-Huai Bei has included the results of operations of that hospital from that effective date. Therefore the financials statements for the fiscal year ended August 31, 2009 included three months of results of operations by the prior manager. Dynacq-Huai Bei was ultimately responsible for funding any operating deficits, and was entitled to any operating profits, of that hospital during the management period. Due to continued losses at the Second People’s Hospital, the Company has made the decision to terminate the management agreement with the Rui An City Department of Health, and is currently in negotiation with them to finalize the terms, including the effective date of termination. The Company has written off the fixed assets and inventory balances as of February 28, 2011, and does not expect any further losses due to the termination of this management agreement related to the Second People’s Hospital. We have accounted for the operations of the Second People’s Hospital in Rui An, China as discontinued operations, and have reclassified prior period financial statements to exclude them from continuing operations.

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

In March 2010, Dynacq-Huai Bei incorporated a subsidiary, Shanghai Hu Jing Investment Management Company Limited (“Shanghai Hu Jing”) under the laws of People’s Republic of China, in which Dynacq-Huai Bei owns 90%, and Hang Zhou Tech owns 10%. 40% of Shanghai Hu Jing’s cumulative profit will be distributed to Shanghai Hu Jing Electronic Developments Co., Ltd. (“Shanghai Hu Jing Electronic”), a Company which is majority owned by the General Manager of the Company’s China Division. Shanghai Hu Jing Electronic will be the Company’s key partner in identifying and bringing various projects to the Company. The remaining cumulative profit will be distributed to Dynacq-Huai Bei and Hang Zhou Tech. Shanghai Hu Jing plans to invest in sandstone mining, mined coal trading, and natural gas stations. In September 2010, Shanghai Hu Jing incorporated a wholly owned subsidiary, Shanghai Run Tien Enterprise, Ltd. (“Shanghai Run Tien”), to invest in artifacts to be sold and commercial real estate rentals. The artifacts are purchased from auction houses overseas and will be sold to the general public in China. At February 28, 2011, the Company had artifacts inventory of $256,918. The Company anticipates starting sales of these artifacts in the next 3 to 4 months.

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

Corporate Division

During the fiscal year ended August 31, 2009, the Company invested approximately $9.1 million of its available cash in marketable securities. As of February 28, 2011, these securities are valued at approximately $23.1 million. The Company intends to hold, or sell if market conditions change, and manage these investment securities until it is able to identify and fund other attractive opportunities in China. During the six months ended February 28, 2011, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had losses of $14,995. The Company, through a subsidiary in Hong Kong, has expanded its investments in debt and equity securities in Europe and Asia and has engaged the services of an investment banker to recommend such investment opportunities. The Company’s primary investment focus will be on growth companies from mainland China. The Company anticipates continuing making short-term investment in these entities through initial public offerings (held mostly through the Hong Kong Stock Exchange) and pre-initial public offerings.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three months ended February 28,		Six months ended February 28,
	2011	2010	2011	2010
Revenues from external customers
Net patient service revenues
China Division	$—	$—	$—	$—
Corporate	—	—	—	—

Consolidated	$—	$—	$—	$—

Loss before taxes and discontinued operations
China Division	$(419,708)	$(730,919)	$(146,166)	$(1,376,012)
Corporate	(455,411)	(1,016,498)	(1,482,742)	(2,107,731)

Consolidated	$(875,119)	$(1,747,417)	$(1,628,908)	$(3,483,743)

	February 28,
	2011	2010
Total Assets
China Division	$21,727,407	$22,113,519
Corporate	37,890,974	40,791,894

Assets of continuing operations	59,618,381	62,905,413
Assets of discontinued operations	15,322,796	15,954,640

Consolidated	$74,941,177	$78,860,053

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Such forward-looking statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including risks and uncertainties associated with the healthcare industry in Asia and the United States, general economic conditions in Asia, and such other risks and uncertainties described in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2010. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You must read the following discussion of the results of our business and our operations and financial condition in conjunction with our reviewed consolidated financial statements, including the notes, included in this quarterly report on Form 10-Q and our audited consolidated financial statements, including the notes, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended February 28, 2011. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2010.

Results of Operations

	Three Months Ended February 28, 2011			Three Months Ended February 28, 2010
	China Division	Corporate	Total	China Division	Corporate	Total
Net patient service revenue	$—	$—	$—	$—	$—	$—

Costs and expenses:
Compensation and benefits	20,332	542,626	562,958	37,500	962,393	999,893
Other operating expenses	422,880	405,051	827,931	631,077	322,235	953,312
Depreciation and amortization	28,680	20,430	49,110	27,684	10,791	38,475

Total costs and expenses	471,892	968,107	1,439,999	696,261	1,295,419	1,991,680

Operating loss	(471,892)	(968,107)	(1,439,999)	(696,261)	(1,295,419)	(1,991,680)

Other income (expense):
Rent and other income (expense)	(8,114)	163,039	154,925	(38,978)	(127,147)	(166,125)
Interest income	60,298	353,516	413,814	4,320	407,335	411,655
Interest expense	—	(3,859)	(3,859)	—	(1,267)	(1,267)

Total other income (expense), net	52,184	512,696	564,880	(34,658)	278,921	244,263

Loss before income taxes from continuing operations	$(419,708)	$(455,411)	(875,119)	$(730,919)	$(1,016,498)	(1,747,417)

Benefit for income taxes			334,084			538,116

Loss from continuing operations			(541,035)			(1,209,301)
Discontinued operations, net of income taxes			(1,016,477)			(1,699,717)
Loss on disposal of discontinued operations, net of income taxes			(121,577)			—

Net loss			(1,679,089)			(2,909,018)
Less: Net loss attributable to noncontrolling interest			(1,727)			(70,038)

Net loss attributable to Dynacq Healthcare, Inc.			$(1,677,362)			$(2,838,980)

Operational statistics (Number of medical procedures) for discontinued operations in the U.S.:
Inpatient:
Bariatric			18			54
Orthopedic			13			87
Other			6			20

Total inpatient procedures			37			161

Outpatient:
Orthopedic			24			126
Other			171			256

Total outpatient procedures			195			382

Total procedures			232			543

Results of Operations (continued)

	Six Months Ended February 28, 2011			Six Months Ended February 28, 2010
	China Division	Corporate	Total	China Division	Corporate	Total
Net patient service revenue	$—	$—	$—	$—	$—	$—

Costs and expenses:
Compensation and benefits	57,832	1,347,753	1,405,585	75,000	1,913,777	1,988,777
Other operating expenses	909,099	988,902	1,898,001	1,261,221	1,060,756	2,321,977
Depreciation and amortization	57,038	43,836	100,874	53,015	21,386	74,401

Total costs and expenses	1,023,969	2,380,491	3,404,460	1,389,236	2,995,919	4,385,155

Operating loss	(1,023,969)	(2,380,491)	(3,404,460)	(1,389,236)	(2,995,919)	(4,385,155)

Other income (expense):
Rent and other income (expense)	778,391	165,765	944,156	(29,202)	68,524	39,322
Interest income	99,412	739,838	839,250	42,426	824,077	866,503
Interest expense	—	(7,854)	(7,854)	—	(4,413)	(4,413)

Total other income, net	877,803	897,749	1,775,552	13,224	888,188	901,412

Loss before income taxes from continuing operations	$(146,166)	$(1,482,742)	(1,628,908)	$(1,376,012)	$(2,107,731)	(3,483,743)

Benefit for income taxes			540,963			1,084,842

Loss from continuing operations			(1,087,945)			(2,398,901)
Discontinued operations, net of income taxes			(1,627,243)			(1,861,689)
Loss on disposal of discontinued operations, net of income taxes			(121,577)			—

Net loss			(2,836,765)			(4,260,590)
Less: Net loss attributable to noncontrolling interest			(2,763)			(89,507)

Net loss attributable to Dynacq Healthcare, Inc.			$(2,834,002)			$(4,171,083)

Operational statistics (Number of medical procedures) for discontinued operations in the U.S.:
Inpatient:
Bariatric			43			93
Orthopedic			20			176
Other			12			57

Total inpatient procedures			75			326

Outpatient:
Orthopedic			59			278
Other			399			579

Total outpatient procedures			458			857

Total procedures			533			1,183

Three Months Ended February 28, 2011 Compared to the Three Months Ended February 28, 2010

China Division

We have accounted for the operations of the Second People’s Hospital in Rui An, China as discontinued operations, and have reclassified prior period financial statements to exclude them from continuing operations.

Total costs and expenses decreased by $224,369, from $696,261 for the quarter ended February 28, 2010 to $471,892 for the quarter ended February 28, 2011. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased marginally by $17,168 due to reduction in staff.

•

Other operating expenses includes primarily administrative expenses for managing the various projects the Company is undertaking, related marketing expenses and rent for an apartment for the Chief Executive Officer in Hong Kong. Other operating expenses decreased by $208,197, from $631,077 for the quarter ended February 28, 2010 to $422,880 for the quarter ended February 28, 2011. Marketing expenses decreased by $150,000, from $300,000 for the quarter ended February 28, 2010 to $150,000 for the quarter ended February 28, 2011.

Rent and other income (expense) of $(8,114) and $(38,978) for the quarter ended February 28, 2011 and 2010, respectively, primarily relates to foreign currency exchange losses.

Corporate Division

Compensation and benefits for the Corporate Division includes $(102,963) and $112,879 of non-cash compensation expense for the quarter ended February 28, 2011 and 2010, respectively, related to employees’ incentive stock options granted in fiscal year 2007 and 2008. It also includes all corporate personnel compensation and benefits. The decrease of approximately 43% in 2011, compared to 2010, is due to the non-cash compensation expense true-up in 2011 based on forfeiture of incentive stock options, and due to a reduction in corporate staff as well as reduction in compensation to the Chief Executive Officer and the Chief Financial Officer of the Company for part of the fiscal quarter in 2011.

Other operating expenses includes various general and administrative expenses for day to day running of the Company, including professional fees such as legal expenses and audit expenses. The increase in other operating expenses of $82,816, from $322,235 for the quarter ended February 28, 2010 to $405,051 for the quarter ended February 28, 2011 relates to a general increase in administrative expenses.

Rent and other income of $163,039 for the quarter ended February 28, 2011 includes gains of $69,584 on short-term investments in the equity securities in Hong Kong and foreign currency exchange gains of $86,739 primarily on investments in Euro bonds. Rent and other income (expense) of $(127,147) for the quarter ended February 28, 2010 primarily includes foreign currency exchange losses.

Interest income of $353,516 and $407,335 for the quarter ended February 28, 2011 and 2010, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

Investments in bonds, which were purchased at a cost of $9,135,146 during fiscal year 2009, have appreciated in fair value by an additional $13,977,598. Of that amount, $87,640 and $(127,516) in foreign currency exchange gains (losses) is included in rent and other income in the consolidated statements of operations for the quarter ended February 28, 2011 and 2010, respectively. Unrealized gains in these investments of $13,803,899 are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at February 28, 2011, net of taxes of $4,831,365.

The Company has invested in initial public offerings of equity securities on the Hong Kong Stock Exchange, and as of February 28, 2011, is holding these trading securities with a fair market value of $1,393,379. The cost of these securities was $1,540,184. Unrealized losses in these investments of $146,805 are included in rent and other income in the Consolidated Statements of Operations. The Company had a net gain of $69,584 on short-term investments in the equity securities in Hong Kong for the quarter ended February 28, 2011, primarily due to a reduction in unrealized losses from $206,038 at November 30, 2010 to $146,805 at February 28, 2011.

Discontinued Operations

China

Due to continued losses at the Second People’s Hospital, the Company has made the decision to terminate the management agreement with the Rui An City Department of Health, and is currently in negotiation with them to finalize the terms, including the effective date of termination. The net loss for the quarter ended February 28, 2011 and 2010 at the Second People’s Hospital was $223,907 and $121,679, respectively. The increase in loss is due to a reduction in revenues, and also due to write-down of fixed assets and inventory of $121,577, net of income taxes, as at February 28, 2011.

U.S. Hospitals

Net patient service revenue decreased by $3,323,353, or 58%, from $5,746,704 to $2,423,351, and total surgical cases decreased by 57% from 543 cases for the quarter ended February 28, 2010 to 232 cases for the quarter ended February 28, 2011. The following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage decrease from quarter ended February 28, 2010 to quarter ended February 28, 2011
Facility	Net patient revenue	Cases
Pasadena	(33)%	(46)%
Garland	(77)	(72)
Overall	(58)	(57)

The decrease in net patient service revenue was due to an overall decrease in number of cases by 57% in the quarter ended February 28, 2011 compared to the quarter ended February 28, 2010. There was a decrease of 77% in inpatient cases, which typically have higher average reimbursement per case compared to outpatient cases. While the number of cases and the gross billed charges decreased by 57% and 71%, respectively, net patient service revenue decreased 58% due to a decrease in the contractual allowance as a percentage of gross billed charges. The contractual allowance decreased from 76% of gross billed charges for the quarter ended February 28, 2010 to 65% of gross billed charges for the quarter ended February 28, 2011, due to a change in the surgical mix of cases.

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

Total costs and expenses decreased by $4,345,010, or 53%, from $8,206,577 for the quarter ended February 28, 2010 to $3,861,567 for the quarter ended February 28, 2011. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $1,012,007, or 37%, primarily associated with reduction in workforce due to lower net patient service revenues.

•	Medical services and supplies expenses decreased by $1,479,828, or 71%, while the number of surgery cases decreased 57%. The percentage decrease in medical services and supplies was higher than the percentage decrease in the number of surgery cases due to a 77% decrease in inpatient cases, which typically require more medical services and supplies, and also due to a change in the surgical mix of cases.

•

Other operating expenses decreased by $1,630,154, or 51%. Marketing expenses, included in other operating expenses, decreased by $1,102,490, from $1,200,000 for the quarter ended February 28, 2010 to $97,510 for the quarter ended February 28, 2011. The decrease in marketing expenses and in other operating expenses was associated with lower net revenues.

•

Depreciation and amortization expenses decreased by $223,021 in 2011 compared to 2010. Our long-lived assets for discontinued operations of our U.S. facilities are measured at the lower of its carrying amount or fair value less cost to sell. We believe that the carrying value of the U.S. facilities at February 28, 2011 was less than the estimated fair value less cost to sell, and no adjustment to the carrying value of this long-lived asset was necessary during the quarter ended February 28, 2011. We ceased the depreciation of the property and equipment related to the U.S. facilities starting September 1, 2010.

The benefit for income taxes for the quarter ended February 28, 2011 and 2010 was 34.6% and 34.7%, respectively.

Six Months Ended February 28, 2011 Compared to the Six Months Ended February 28, 2010

China Division

We have accounted for the operations of the Second People’s Hospital in Rui An, China as discontinued operations, and have reclassified prior period financial statements to exclude them from continuing operations.

Total costs and expenses decreased by $365,267, from $1,389,236 for the six months ended February 28, 2010 to $1,023,969 for the six months ended February 28, 2011. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased marginally by $17,168 due to reduction in staff.

•

Other operating expenses includes primarily administrative expenses for managing the various projects the Company is undertaking, related marketing expenses and rent for an apartment for the Chief Executive Officer in Hong Kong. Other operating expenses decreased by $352,122, from $1,261,221 for the six months ended February 28, 2010 to $909,099 for the six months ended February 28, 2011. Marketing expenses decreased by $300,000, from $600,000 for the six month ended February 28, 2010 to $300,000 for the six months ended February 28, 2011.

Rent and other income of $778,391 for the six months ended February 28, 2011 includes a $720,696 refund received from the Rui An City Department of Health as part of the negotiation of termination of the assignment agreement to manage the Third People’s Hospital, and write-off of associated liabilities of $43,840. The decision to terminate the agreement was based on the continued delays in the construction of the hospital. Rent and other income (expense) for the six months ended February 28, 2010 of $(29,202) primarily relates to foreign currency exchange losses.

Corporate Division

Compensation and benefits for the Corporate Division includes $4,251 and $225,758 of non-cash compensation expense for the six months ended February 28, 2011 and 2010, respectively, related to employees’ incentive stock options granted in fiscal year 2007 and 2008. It also includes all corporate personnel compensation and benefits. The decrease of approximately 30% in 2011, compared to 2010, is due to the non-cash compensation expense true-up in 2011 based on forfeiture of incentive stock options, and due to a reduction in corporate staff as well as reduction in compensation to the Chief Executive Officer and the Chief Financial Officer of the Company for part of the period in 2011.

Other operating expenses includes various general and administrative expenses for day to day running of the Company, including professional fees such as legal expenses and audit expenses. The marginal decrease in other operating expenses of $71,854, from $1,060,756 for the six months ended February 28, 2010 to $988,902 for the six months ended February 28, 2011 relates to a general decrease in administrative expenses.

Rent and other income of $165,765 for the six months ended February 28, 2011 includes foreign currency exchange gains of $167,865 primarily on investments in Euro bonds offset partially by a loss of $14,995 on short-term investments in the equity securities in Hong Kong. Rent and other income of $68,524 for the six months ended February 28, 2010 includes gains of $193,291 on short-term investments in the equity securities in Hong Kong, offset partially by foreign currency exchange losses of $132,230 primarily on investments in Euro bonds.

Interest income of $739,838 and $824,077 for the six months ended February 28, 2011 and 2010, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

Investments in bonds, which were purchased at a cost of $9,135,146 during fiscal year 2009, have appreciated in fair value by an additional $13,977,598. Of that amount, $164,325 and $(125,341) in foreign currency exchange gains (losses) is included in rent and other income in the consolidated statements of operations for the six months ended February 28, 2011 and 2010, respectively. Unrealized gains in these investments of $13,803,899 are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at February 28, 2011, net of taxes of $4,831,365.

The Company has invested in initial public offerings of equity securities on the Hong Kong Stock Exchange, and as of February 28, 2011, is holding these trading securities with a fair market value of $1,393,379. The cost of these securities was $1,540,184. Unrealized losses in these investments of $146,805 are included in rent and other income in the Consolidated Statements of Operations. The Company had a net loss of $14,995 on short-term investments in the equity securities in Hong Kong for the six months ended February 28, 2011.

Discontinued Operations

China

Due to continued losses at the Second People’s Hospital, the Company has made the decision to terminate the management agreement with the Rui An City Department of Health, and is currently in negotiation with them to finalize the terms, including the effective date of termination. The net loss for the six months ended February 28, 2011 and 2010 at the Second People’s Hospital was $240,201 and $104,982, respectively. The increase in loss is due to a reduction in revenues, and also due to write-down of fixed assets and inventory of $121,577, net of income taxes, as at February 28, 2011.

U.S. Hospitals

Net patient service revenue decreased by $8,685,651, or 62%, from $14,112,327 to $5,426,676, and total surgical cases decreased by 55% from 1,183 cases for the six months ended February 28, 2010 to 533 cases for the six months ended February 28, 2011. The following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage decrease from six months ended February 28, 2010 to six months ended February 28, 2011
Facility	Net patient revenue	Cases
Pasadena	(45)%	(48)%
Garland	(81)	(65)
Overall	(62)	(55)

The decrease in net patient service revenue was due to an overall decrease in number of cases by 55% in the six months ended February 28, 2011 compared to the six months ended February 28, 2010. There was a decrease of

77% in inpatient cases, which typically have higher average reimbursement per case compared to outpatient cases. While the number of cases and the gross billed charges decreased by 55% and 72%, respectively, net patient service revenue decreased 62% due to a decrease in the contractual allowance as a percentage of gross billed charges. The contractual allowance decreased from 73% of gross billed charges for the six months ended February 28, 2010 to 63% of gross billed charges for the six months ended February 28, 2011, due to a change in the surgical mix of cases.

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

Total costs and expenses decreased by $9,166,028, or 54%, from $16,916,077 for the six months ended February 28, 2010 to $7,750,049 for the six months ended February 28, 2011. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $2,010,154, or 36%, primarily associated with reduction in workforce due to lower net patient service revenues.

•

Medical services and supplies expenses decreased by $3,248,543, or 72%, while the number of surgery cases decreased 55%. The percentage decrease in medical services and supplies was higher than the percentage decrease in the number of surgery cases due to a 77% decrease in inpatient cases, which typically require more medical services and supplies, and also due to a change in the surgical mix of cases.

•

Other operating expenses decreased by $3,459,320, or 54%. Marketing expenses, included in other operating expenses, decreased by $2,520,760, from $2,700,000 for the six months ended February 28, 2010 to $179,240 for the six months ended February 28, 2011. The decrease in marketing expenses and in other operating expenses was associated with lower net revenues.

•

Depreciation and amortization expenses decreased by $448,011 in 2011 compared to 2010. Our long-lived assets for discontinued operations of our U.S. facilities are measured at the lower of its carrying amount or fair value less cost to sell. We believe that the carrying value of the U.S. facilities at February 28, 2011 was less than the estimated fair value less cost to sell, and no adjustment to the carrying value of this long-lived asset was necessary during the six months ended February 28, 2011. We ceased the depreciation of the property and equipment related to the U.S. facilities starting September 1, 2010.

The benefit for income taxes for the six months ended February 28, 2011 and 2010 was 34.6% and 34.4%, respectively.

Liquidity and Capital Resources

Our 2010 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Cash flow used in operating activities for continuing activities was $1,522,762 during the six months ended February 28, 2011, primarily due to a net loss before discontinued operations of $1,085,182, net changes in income tax related accounts of $1,437,585 and decreases in accounts payable and accrued liabilities of $430,214. These decreases were partially offset by decreases in accounts receivable of $1,112,382.

In addition, cash flow used in operating activities for discontinued operations was $1,445,312 during the six months ended February 28, 2011, primarily due to a net loss from discontinued operations of 1,748,820.

Total cash flow used in operating activities for continuing and discontinued operations combined was $2,968,074 during the six months ended February 28, 2011.

Cash flows from investing activities

Cash flow used in investing activities for continuing activities was $1,414,760 primarily due to the purchase of trading securities of $4,909,498 and related sales of $3,494,738. As of February 28, 2011, the Company is holding certain trading securities with a fair market value of $1,393,379. The cost of these securities was $1,540,184.

In addition, cash flow used in investing activities for discontinued operations was $108,445 towards purchase of equipment.

Total cash flow used in investing activities for continuing and discontinued operations combined was $1,523,205 during the six months ended February 28, 2011.

Cash flows from financing activities

Cash flow provided by financing activities for continuing activities was $20,433. In September 2010, the Company borrowed $65,000 as note payable from a financial institution at an interest rate of 6%. This note payable is to be repaid in 24 monthly installments and is secured by specific equipment purchased at our Pasadena facility. The Company has paid $12,916 during the six months ended February 28, 2011 towards this note payable. In addition, the Company paid $31,651 towards a mortgage loan for the purchase of an apartment in Hong Kong.

In addition, cash flow used in financing activities for discontinued operations was $65,857 towards payments on capital leases of equipment.

Total cash flow used in financing activities for continuing and discontinued operations combined was $45,424 during the six months ended February 28, 2011.

The Company had working capital of $40,554,580 as of February 28, 2011 and maintained a liquid position by a current ratio of approximately 6.1 to 1.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of February 28, 2011, our disclosure controls and procedures were effective.

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

DYNACQ HEALTHCARE, INC.

Date:	April 12, 2011	By:	/s/ Chiu M. Chan
Chiu M. Chan
Chief Executive Officer
(duly authorized officer)

Date:	April 12, 2011	By:	/s/ Philip S. Chan
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