Form 10-Q
period 2011-05-31
DYNACQ HEALTHCARE INC
filed 2011-07-13
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

As of July 11, 2011, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 14,426,960.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors
Dynacq Healthcare, Inc.
Houston, Texas

We have reviewed the accompanying consolidated balance sheet of Dynacq Healthcare, Inc., as of May 31, 2011, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended May 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Killman, Murrell & Company, P.C.

Killman, Murrell & Company, P.C.

Houston, Texas

July 13, 2011

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	May 31, 2011	August 31, 2010
	(Reviewed)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$25,303,987	$27,665,945
Accounts receivable, net of contractual allowances of approximately $187,838,000 and $211,401,000 at May 31, 2011 and August 31, 2010, respectively	1,027,278	2,299,062
Inventories	130,169	165,018
Trading securities	1,295,519	—
Interest receivable	377,416	354,461
Prepaid expenses	338,934	485,679
Income tax receivable	2,363,724	4,026,783
Assets of discontinued operations	15,177,608	15,544,469
Deferred tax assets	600,534	616,474

Total current assets	46,615,169	51,157,891
Investments available-for-sale	24,991,332	21,923,992
Investment in real estate, net	1,953,953	1,992,687
Property and equipment, net	264,790	359,977
Income tax receivable	868,249	868,249
Other assets	248,013	260,737

Total assets	$74,941,506	$76,563,533

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	May 31, 2011	August 31, 2010
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,922,916	$2,847,297
Accrued liabilities	16,578,667	4,424,660
Current portion of notes payable	97,262	62,289
Liabilities of discontinued operations	917,907	1,024,814
Current taxes payable	—	3,000

Total current liabilities	20,516,752	8,362,060
Non-current liabilities:
Long-term portion of notes payable	1,118,687	1,157,150
Deferred tax liabilities	746,755	3,961,237

Total liabilities	22,382,194	13,480,447

Commitments and contingencies
Equity:
Dynacq stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 14,176,960 shares issued at May 31, 2011 and August 31, 2010	14,177	14,177
Additional paid-in capital	9,122,244	9,039,624
Accumulated other comprehensive income	10,930,132	8,673,575
Retained earnings	32,417,458	45,276,115

Total Dynacq stockholders’ equity	52,484,011	63,003,491

Non-controlling interest	75,301	79,595

Total equity	52,559,312	63,083,086

Total liabilities and equity	$74,941,506	$76,563,533

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Reviewed)

	Three months ended May 31,		Nine months ended May 31,
	2011	2010	2011	2010
Net patient service revenue	$—	$—	$—	$—

Costs and expenses:
Compensation and benefits	700,309	1,021,601	2,105,894	3,010,377
Other operating expenses	944,306	725,129	2,847,408	3,078,010
Depreciation and amortization	42,509	49,142	143,383	123,543

Total costs and expenses	1,687,124	1,795,872	5,096,685	6,211,930

Operating loss	(1,687,124)	(1,795,872)	(5,096,685)	(6,211,930)

Other income (expense):
Rent and other income (expense)	310,753	(248,993)	1,260,011	(178,768)
Interest income	426,238	542,782	1,265,488	1,409,285
Interest expense	(3,591)	(1,759)	(11,445)	(6,172)

Total other income, net	733,400	292,030	2,514,054	1,224,345

Loss before income taxes from continuing operations	(953,724)	(1,503,842)	(2,582,631)	(4,987,585)
Benefit for income taxes	305,708	450,469	846,671	1,535,311

Loss from continuing operations	(648,016)	(1,053,373)	(1,735,960)	(3,452,274)
Discontinued operations, net of income taxes	(9,378,171)	(1,335,469)	(11,005,414)	(3,197,158)
Loss on disposal of discontinued operations, net of income taxes	—	—	(121,577)	—

Net loss	(10,026,187)	(2,388,842)	(12,862,951)	(6,649,432)
Less: Net loss attributable to noncontrolling interest	1,532	67,202	4,294	156,709

Net loss attributable to Dynacq Healthcare, Inc.	$(10,024,655)	$(2,321,640)	$(12,858,657)	$(6,492,723)

Basic and diluted loss per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.05)	$(0.07)	$(0.12)	$(0.22)
Discontinued operations, net of income taxes	(0.66)	(0.09)	(0.78)	(0.22)
Loss on disposal of discontinued operations, net of income taxes	—	—	(0.01)	—

Net loss attributable to Dynacq Healthcare, Inc.	$(0.71)	$(0.16)	$(0.91)	$(0.44)

Basic and diluted average common shares outstanding	14,176,960	14,196,141	14,176,960	14,731,232

Amounts attributable to Dynacq Healthcare, Inc.:
Loss from continuing operations	$(646,484)	$(986,171)	$(1,731,666)	$(3,295,565)
Discontinued operations, net of income taxes	(9,378,171)	(1,335,469)	(11,005,414)	(3,197,158)
Loss on disposal of discontinued operations, net of income taxes	—	—	(121,577)	—

Net loss attributable to Dynacq Healthcare, Inc.	$(10,024,655)	$(2,321,640)	$(12,858,657)	$(6,492,723)

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Nine months ended May 31,
	2011	2010
Cash flows from operating activities
Net loss	$(12,858,657)	$(6,492,723)
Less loss from discontinued operations, net of income taxes	(11,126,991)	(3,197,158)

Net loss before discontinued operations	(1,731,666)	(3,295,565)
Adjustments to reconcile net loss before discontinued operations to net cash used in operating activities:
Depreciation and amortization	143,383	123,543
Gain on sale of trading securities	(33,504)	(193,291)
Deferred income taxes	59,151	6,573
Noncontrolling interest	(4,294)	(156,709)
Charge for stock options to employees	82,620	338,637
Foreign currency exchange (gains) losses	(243,389)	340,096
Changes in operating assets and liabilities:
Accounts receivable	1,271,784	5,831,508
Interest receivable	(22,955)	(171,337)
Inventories	42,098	—
Prepaid expenses	147,727	(4,696)
Income taxes receivable	1,663,059	(3,232,024)
Other assets	12,721	(12,845)
Accounts payable	361,207	(263,311)
Accrued liabilities	(937,424)	(1,058,384)
Income taxes payable	(3,000)	(125,420)

Cash provided by (used in) continuing activities	807,518	(1,873,225)
Cash used in discontinued activities	(2,370,158)	(2,374,213)

Net cash used in operating activities	(1,562,640)	(4,247,438)

Cash flows from investing activities
Purchase of trading securities	(5,330,795)	(1,000,928)
Sales proceeds of trading securities	4,064,743	1,194,166
Purchase of real estate	—	(2,014,207)
Purchase of equipment	—	(55,512)

Cash used in continuing activities	(1,266,052)	(1,876,481)
Cash used in discontinued activities	(109,183)	(346,545)

Net cash used in investing activities	(1,375,235)	(2,223,026)

Cash flows from financing activities
Proceeds from notes payable	65,000	1,245,775
Principal payments on notes payable	(68,490)	(261,815)
Contributions from, and distributions to, noncontrolling interest, net	—	32,500
Treasury stock purchase	—	(3,809,174)
Proceeds from exercise of stock options	—	89,688

Cash used in continuing activities	(3,490)	(2,703,026)
Cash used in discontinued activities	(99,681)	(62,537)

Net cash used in financing activities	(103,171)	(2,765,563)

Effect of exchange rate changes on cash	679,088	17,400

Net decrease in cash and cash equivalents	(2,361,958)	(9,218,627)
Cash at beginning of period	27,665,945	39,112,965

Cash at end of period	$25,303,987	$29,894,338

Continued.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows (continued)

(Reviewed)

	Nine months ended May 31,
	2011	2010
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$32,974	$30,062

Income taxes	$—	$406,153

Non cash investing and financing activities:
Investments available-for-sale	$2,819,914	$2,612,158
Accumulated other comprehensive income	(1,832,944)	(1,699,629)
Deferred tax liabilities	(986,970)	(912,529)
Equipment from capital lease (discontinued operations)	34,592	—
Capital lease obligation (discontinued operations)	(34,592)	—
Common stock	—	(1,674)
Additional paid-in capital	—	(6,236,965)
Treasury stock	—	6,238,639

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

May 31, 2011

(reviewed)

General

Dynacq Healthcare, Inc., a Nevada corporation (the “Company”), is a holding company that through its subsidiaries in China and Hong Kong (1) provided healthcare management services to a hospital in China until February 28, 2011; (2) invests in debt and equity securities, including short-term investments in initial public offerings and pre-initial public offerings; and (3) invests in artifacts for resale (which the Company has recently decided not to pursue). The Company through its United States subsidiaries owns and operates two general acute care hospitals in Pasadena and Garland, Texas. However, the Company has approved a plan to sell these facilities, and accordingly this business is classified as “Discontinued Operations” (see Discontinued Operations below). We are currently composed of two divisions: China and Corporate.

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, which includes advertising and marketing expenses, were approximately $1.3 million and $1.4 million for the quarter ended May 31, 2011 and 2010, respectively, and $3.9 million and $5.0 million for the nine months ended May 31, 2011 and 2010, respectively. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2010. Operating results for the three and nine months ended May 31, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

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

Subsequent Event

On July 7, 2011 the Company, acting through its wholly owned subsidiary, Doctor’s Practice Management, Inc. (“DPM”), entered into a definitive Common Stock Purchase Agreement to acquire minority membership interests in CCM&D Consulting, L.L.C. (“CCM&D”) and GreenTree Administrators, L.L.C. (“GreenTree”). Additionally, DPM entered into a Management and Consulting Agreement with CCM&D for the establishment and operation of a series of medical clinics in the southern United States area. The principal of CCM&D, a clinic management company, and GreenTree, a third party administrator contracted by self-funded employees’ health care programs sponsored by employers, is Dr. Garry Craighead. CCM&D currently operates four clinics in Texas under the name Union Treatment Centers. The Company acquired a 15% and 40% membership interest in CCM&D and GreenTree, respectively. The Company purchased said interests with 125,000 shares of Dynacq Healthcare, Inc. common stock restricted pursuant to SEC Rule 144 as set forth in the Common Stock Purchase Agreement with CCM&D and GreenTree.

Pursuant to the Management and Consulting Agreement with CCM&D, DPM will furnish $250,000 in startup capital for each of a total of ten clinics during the next twelve months. The location and operating budget for each clinic will be subject to prior approval by DPM. Each clinic will be owned or leased by DPM, will be managed by CCM&D, and will bear the name Union Treatment Centers. CCM&D’s management fee will be 40% of the aggregate profits of the clinics, if any. The billing and collections for the clinics will be performed by CCM&D under the supervision of DPM. The Management and Consulting Agreement contains an initial term of one year, and is subject to renewal and to early termination.

Additionally, Dr. Garry Craighead became the Company’s Chief Development Officer upon execution of an Employment Agreement which granted Dr. Craighead an additional 125,000 shares of Dynacq common stock restricted pursuant to SEC Rule 144 as additional compensation. Further, under said Employment Agreement the Company granted Dr. Craighead an incentive stock option to purchase 1,500,000 shares of common stock of the Company pursuant to the Company’s Year 2000 Stock Incentive Plan, and the Company will pay Dr. Craighead an annual salary of $200,000. It will further grant Dr. Craighead an incentive stock option to purchase an additional 3,000,000 shares of common stock of the Company, upon shareholder approval. Both the Year 2011 Stock Incentive Plan and the grant of the incentive stock option to purchase an additional 3,000,000 shares have been approved by the Board of Directors and the Compensation Committee, but are subject to approval by the shareholders. The entire 4,500,000 stock option grants are performance awards attributable to his efforts. Specifically, 15,000 shares will vest based on the employee’s obtainment of each $1,000,000 of net collections for the Company, up to the maximum of 4,500,000 shares over five years.

The intention of the parties in entering into these transactions is to create an integrated healthcare system to provide efficient and cost-effective patient care, in accordance with the concept of an Accountable Care Organization.

Subsequent to the quarter ended May 31, 2011, on July 7, 2011, the Compensation Committee granted an aggregate of 1.4 million stock options with an exercise price of $1.86 to all full time employees with a minimum of one year of employment with the Company. These stock options will vest in annual installments of 25 percent beginning on the first anniversary date.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Investments in Available-for-Sale and Trading Securities

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of May 31, 2011, based on the quoted market prices as of that date. These investments are subject to default risk. The Company intends to hold these for a minimum period of an additional 12 months. Unrealized gains in the fair value are reported in accumulated other comprehensive income, net of related income tax effect. The Company monitors its investment portfolio for any decline in fair value that is other than temporary and records any such impairment as an impairment loss.

The Company also invests in initial public offerings of equity securities on the Hong Kong Stock Exchange. These investments are classified as trading securities, and are carried at fair value as of May 31, 2011. These investments are subject to fluctuations in the market price. During the nine months ended May 31, 2011, the Company had a net gain of $33,504 in trading of these securities. This includes a loss of $116,108 due to fair valuation of trading securities held as of May 31, 2011, based on the quoted market price as of that date.

Investment in Real Estate and Notes Payable

In March 2010, the Company purchased an apartment in Hong Kong as an investment for $2,014,207. This apartment was used as a security to obtain an 18-year mortgage loan of $1,245,775 from a financial institution, with a variable interest rate at the lower of 3-month Hang Seng Interbank Offered Rates plus 0.7% or 2.9% below the Hong Kong Dollar best lending rate quoted by the financial institution. The effective interest rate at May 31, 2011 was 0.96%. The Company has paid down $47,657 during the nine months ended May 31, 2011 and the current and long-term portions of the note payable as of May 31, 2011 are $64,447 and $1,107,336, respectively. Depreciation expense associated with the apartment was $12,912 and $38,735 for the three month and nine month periods ended May 31, 2011.

In September 2010, the Company borrowed $65,000 as note payable from a financial institution at an interest rate of 6%. This note payable is to be repaid in 24 monthly installments and is secured by specific equipment purchased at our Pasadena facility. The Company has paid down $20,834 during the nine months ended May 31, 2011, and the current and long-term portions of the note payable as of May 31, 2011 are $32,815 and $11,351, respectively.

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

Discontinued Operations

Under ASC Topic 360-10-35, Property, Plant, and Equipment – Subsequent Measurement (formerly referred to as SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we classify assets to be disposed of as held for sale or, if appropriate, discontinued operations when they have received appropriate approvals to be disposed of by our management or Board of Directors. Cash flows from our discontinued businesses are reflected as discontinued operating, investing, and financing activities in our statement of cash flows. The following is a description of our discontinued operations and summarized results of these operations for the three month and nine month periods ended May 31, 2011 and 2010. We had $15,177,608 of assets of discontinued operations and $917,907 of liabilities of discontinued operations as of May 31, 2011.

From March 1, 2009 to February 28, 2011, Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a wholly owned subsidiary of the Company provided healthcare management services to the Second People’s Hospital in Rui An, China. Dynacq-Huai Bei was ultimately responsible for funding any operating deficits, and was entitled to any operating profits, of that hospital during the management period. Due to continued losses at the Second People’s Hospital, the Company has made the decision to terminate the management agreement with the Rui An City Department of Health, and is currently in negotiation with them to finalize the terms, including the effective date of termination. The Company has written off the fixed assets and inventory balances as of February 28, 2011, and does not expect any further losses due to the termination of this management agreement related to the Second People’s Hospital.

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

The summarized operating results and financial position data of our discontinued operations were as follows:

Discontinued Operations

	Three Months Ended May 31, 2011			Three Months Ended May 31, 2010
	China	U.S. Hospitals	Total	China	U.S. Hospitals	Total
Net patient service revenue	$—	$(8,925,463)	$(8,925,463)	$538,651	$4,344,388	$4,883,039

Costs and expenses:
Compensation and benefits	—	1,718,762	1,718,762	260,887	2,679,895	2,940,782
Medical services and supplies	—	568,362	568,362	296,164	1,266,120	1,562,284
Other operating expenses	—	1,488,456	1,488,456	57,115	2,185,217	2,242,332
Depreciation and amortization	—	—	—	2,157	222,639	224,796

Total costs and expenses	—	3,775,580	3,775,580	616,323	6,353,871	6,970,194

Operating loss	—	(12,701,043)	(12,701,043)	(77,672)	(2,009,483)	(2,087,155)
Other income (expense), net	—	(1,726,059)	(1,726,059)	4,719	28,672	33,391

Loss before income taxes	—	(14,427,102)	(14,427,102)	(72,953)	(1,980,811)	(2,053,764)
Benefit for income taxes	—	5,048,931	5,048,931	25,667	692,628	718,295

Loss on discontinued operations, net of taxes	—	(9,378,171)	(9,378,171)	(47,286)	(1,288,183)	(1,335,469)

Loss on disposal of discontinued assets	—	—	—	—	—	—
Benefit for income taxes	—	—	—	—	—	—

Loss on disposal of discontinued operations, net of taxes	—	—	—	—	—	—

Total loss on discontinued operations, net of taxes	$—	$(9,378,171)	$(9,378,171)	$(47,286)	$(1,288,183)	$(1,335,469)

	Nine Months Ended May 31, 2011			Nine Months Ended May 31, 2010
	China	U.S. Hospitals	Total	China	U.S. Hospitals	Total
Net patient service revenue	$831,232	$(3,498,786)	$(2,667,554)	$1,569,427	$18,456,714	$20,026,141

Costs and expenses:
Compensation and benefits	548,269	5,259,770	5,808,039	830,609	8,231,057	9,061,666
Medical services and supplies	406,452	1,828,634	2,235,086	816,959	5,774,935	6,591,894
Other operating expenses	142,852	4,437,225	4,580,077	202,348	8,593,305	8,795,653
Depreciation and amortization	11,260	—	11,260	10,339	670,650	680,989

Total costs and expenses	1,108,833	11,525,629	12,634,462	1,860,255	23,269,947	25,130,202

Operating loss	(277,601)	(15,024,415)	(15,302,016)	(290,828)	(4,813,233)	(5,104,061)
Other income (expense), net	96,089	(1,711,095)	(1,615,006)	57,926	155,925	213,851

Loss before income taxes	(181,512)	(16,735,510)	(16,917,022)	(232,902)	(4,657,308)	(4,890,210)
Benefit for income taxes	62,888	5,848,720	5,911,608	80,634	1,612,418	1,693,052

Loss on discontinued operations, net of taxes	(118,624)	(10,886,790)	(11,005,414)	(152,268)	(3,044,890)	(3,197,158)

Loss on disposal of discontinued assets	(187,041)	—	(187,041)	—	—	—
Benefit for income taxes	65,464	—	65,464	—	—	—

Loss on disposal of discontinued operations, net of taxes	(121,577)	—	(121,577)	—	—	—

Total loss on discontinued operations, net of taxes	$(240,201)	$(10,886,790)	$(11,126,991)	$(152,268)	$(3,044,890)	$(3,197,158)

	May 31, 2011			August 31, 2010
	China	U.S. Hospitals	Total	China	U.S. Hospitals	Total
Current assets	$118,734	$966,292	$1,085,026	$250,246	$1,248,285	$1,498,531
Property and equipment, net	—	14,092,582	14,092,582	94,571	13,951,367	14,045,938

Total assets	$118,734	$15,058,874	$15,177,608	$344,817	$15,199,652	$15,544,469

Current liabilities:
Accounts payable and accrued liabilities	$604,302	$—	$604,302	$646,120	$—	$646,120
Capital lease obligations	—	313,605	313,605	—	378,694	378,694

Total liabilities	$604,302	$313,605	$917,907	$646,120	$378,694	$1,024,814

Net Loss per Share

The following table presents the computation of basic and diluted loss per common share attributable to the Company:

	Three months ended May 31,		Nine months ended May 31,
	2011	2010	2011	2010
Basic and diluted loss per common share:
Numerator:
Loss from continuing operations	$(648,016)	$(1,053,373)	$(1,735,960)	$(3,452,274)
Less: Net loss attributable to noncontrolling interest	1,532	67,202	4,294	156,709

Loss from continuing operations attributable to Dynacq Healthcare, Inc.	(646,484)	(986,171)	(1,731,666)	(3,295,565)
Discontinued operations, net of income taxes	(9,378,171)	(1,335,469)	(11,005,414)	(3,197,158)
Loss on disposal of discontinued operations, net of income taxes	—	—	(121,577)	—

Net loss attributable to Dynacq Healthcare, Inc.	$(10,024,655)	$(2,321,640)	$(12,858,657)	$(6,492,723)

Denominator:
Basic and diluted average common shares outstanding	14,176,960	14,196,141	14,176,960	14,731,232

Basic and diluted loss per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.05)	$(0.07)	$(0.12)	$(0.22)
Discontinued operations, net of income taxes	(0.66)	(0.09)	(0.78)	(0.22)
Loss on disposal of discontinued operations, net of income taxes	—	—	(0.01)	—

Net loss attributable to Dynacq Healthcare, Inc.	$(0.71)	$(0.16)	$(0.91)	$(0.44)

Basic net income (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net income (loss) per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to approximately 921,000 shares and 620,000 shares for the quarter ended May 31, 2011 and 2010, respectively.

Stock Based Compensation

The Company’s 2000 Incentive Plan (the “Plan”) provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the Plan. As of May 31, 2011, there remain 2,854,154 shares which can be issued under the Plan, after giving effect to stock splits and shares issued under the Plan. The Plan permits stock awards, stock appreciation rights, performance units, and other stock-based awards, all of which may or may not be subject to the achievement of one or more performance objectives.

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

For the three month and nine month periods ended May 31, 2011 and 2010, there were no equity-based compensation awards granted. Generally, options granted become exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after five to ten years. The following table summarizes the stock option activities for the nine months ended May 31, 2011 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1)
Outstanding, August 31, 2010	1,278	$3.52	$ —	$ —
Granted	—	—	—	—
Exercised	—	—	—	—
Expired or canceled	(385)	4.29	—	—

Outstanding, May 31, 2011	893	$3.20	$ —	$ —

(1)

These amounts represent the difference between the exercise price and the closing price of Dynacq common stock on May 31, 2011 and August 31, 2010, as reported on the NASDAQ stock market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dynacq common stock on the date of exercise.

For the nine months ended May 31, 2011 and 2010, the Company received $-0- and $89,688, respectively, for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $-0- and $9,000 for the nine months ended May 31, 2011 and 2010, respectively.

The following summarizes information related to stock options outstanding at May 31, 2011, and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 2.50 – 2.75	645	2.1	$2.54	466	$2.54
$ 4.90 – 4.96	248	3.4	4.90	248	4.90

Total	893	2.4	$3.20	714	$3.36

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

For the three months ended May 31, 2011 and 2010, stock-based compensation expense associated with the Company’s stock options was $78,369 and $112,879, respectively. For the nine months ended May 31, 2011 and 2010, stock-based compensation expense associated with the Company’s stock options was $82,620 and $338,637, respectively. Compensation expense for all outstanding stock options as of May 31, 2011 has been recognized.

Subsequent to the quarter ended May 31, 2011, on July 7, 2011, Dr. Garry Craighead became the Company’s Chief Development Officer upon execution of an Employment Agreement and a Notice of Grant of Stock Option which granted Dr. Craighead an additional 125,000 shares of Dynacq common stock restricted pursuant to SEC Rule 144 as additional compensation. Further, under said Employment Agreement the Company granted Dr. Craighead an incentive stock option to purchase 1,500,000 shares of common stock of the Company pursuant to the Company’s Year 2000 Stock Incentive Plan, and the Company will pay Dr. Craighead an annual salary of $200,000. It will further grant Dr. Craighead an incentive stock option to purchase an additional 3,000,000 shares of common stock of the Company, subject to the adoption of a Year 2011 Stock Incentive Plan. Both the Year 2011 Stock Incentive Plan and the grant of the additional 3,000,000 shares have been approved by the Board of Directors and the Compensation Committee and are subject to approval by the shareholders. The entire 4,500,000 stock option grants are performance awards attributable to his efforts. Specifically, 15,000 shares will vest based on the employee’s obtainment of each $1,000,000 of net collections for the Company, up to the maximum of 4,500,000 shares over five years.

Additionally, subsequent to the quarter ended May 31, 2011, on July 7, 2011, the Compensation Committee granted an aggregate of 1.4 million stock options with an exercise price of $1.86 to all full time employees with a minimum of one year of employment with the Company. These stock options will vest in annual installments of 25 percent beginning on the first anniversary date.

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

The following table summarizes our financial assets and liabilities measured and reported in the Company’s statement of financial position at fair value on a recurring basis as of May 31, 2011, segregated among the appropriate levels within the fair value hierarchy:

	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	$—	$24,991,332	$—
Trading securities	1,295,519	—	—

The Company’s investments in Level 1 are in equity stocks at a cost of $1,415,664. The Company’s investments in Level 2 are in perpetual bonds traded on the European markets, at a cost of $9,135,146.

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

Revenue Recognition

Discontinued Operations

Revenue Recognition Policy

In China, the local government Department of Health establishes billing rates for a hospital’s sale of prescription medication and medical services. A majority of the services provided by the Second People’s Hospital is to cash pay patients, who pay for the services in advance. For services provided under the local government’s social healthcare insurance program, we are generally paid at approximately 95% of billed charges two to three months after the date of service. The remaining 5% of billed charges is evaluated by the local government Department of Health on a semi-annual basis and may be paid to the hospital after that evaluation is complete. As of February 28, 2011, the Company has made the decision to terminate the management agreement with the Rui An City Department of Health, and is currently in negotiation with them to finalize the terms, including the effective date of termination. The Company had no operations at Second People’s Hospital during the three months ended May 31, 2011, and incurred $1,815 in bad debt expenses for the three months ended May 31, 2010, and $24,755 and $11,812 for the nine months ended May 31, 2011 and 2010, respectively, related to denials under the social healthcare insurance program. Since the amount of bad debt expense is minimal, it has been included with Other Operating Expenses in the income statement.

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

Contractual Allowance

The Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received, up to 30 days after the end of the period, for the services performed and also estimating amounts collectible for the services performed within the last six months. The following table shows gross revenues and contractual allowances for the three and nine months ended May 31, 2011 and 2010:

	Three months ended May 31,		Nine months ended May 31,
	2011	2010	2011	2010
Gross billed charges	$6,135,823	$15,593,504	$20,784,155	$67,277,497
Contractual allowance(1)	15,061,286	11,249,116	24,282,941	48,820,783

Net revenue	$(8,925,463)	$4,344,388	$(3,498,786)	$18,456,714

Contractual allowance percentage(1)	245%	72%	117%	73%

(1)

The contractual allowance percentage, excluding the stop-loss fee dispute amount booked in the quarter ended May 31, 2011, which is discussed below, would have been 66% and 64% for the three months and nine months ended May 31, 2011, respectively.

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

Through May 2011, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $3.7 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.7 million, not including prejudgment interest. The Company plans on appealing the orders requiring a refund to the carriers. The appeal of the refund orders will progress simultaneously to the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and will likely be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that voluntary payments refunded to the carriers will be recaptured.

Due to the uncertainties associated with these stop-loss fee dispute cases, the Company has booked a loss of $11,034,573 in contractual allowance, and $1,744,731 in interest expense during the quarter ended May 31, 2011.

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

Noncontrolling Interest

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as noncontrolling interest. Noncontrolling interest reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interest ranged from 1.35% to 1.75% at May 31, 2011).

Comprehensive Loss and Accumulated Other Comprehensive Income

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive loss, but are excluded from net loss. Other comprehensive income (loss) amounts are recorded directly as an adjustment to stockholders’ equity, net of tax, and for the three months and nine months ended May 31, 2011 and 2010 were as follows:

	Three months ended May 31,		Nine months ended May 31,
	2011	2010	2011	2010
Net loss	$(10,024,655)	$(2,321,640)	$(12,858,657)	$(6,492,723)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes of $62,028, $4,266, $228,097 and $(1,726), respectively	115,197	7,920	423,610	(3,207)
Change in valuation of investment available-for-sale, net of taxes of $628,420, $16,092, $986,970 and $914,255, respectively	1,167,067	29,886	1,832,944	1,697,903

Total other comprehensive loss, net of taxes	(8,742,391)	(2,283,834)	(10,602,103)	(4,798,027)
Comprehensive loss attributable to the noncontrolling interest	—	—	—	—

Comprehensive loss attributable to Dynacq Healthcare, Inc.	$(8,742,391)	$(2,283,834)	$(10,602,103)	$(4,798,027)

The components of accumulated other comprehensive income were as follows:

	May 31, 2011	August 31, 2010
Foreign currency translation adjustment, net of taxes of $430,849 and $202,752, respectively	$790,531	$366,918
Change in valuation of investment available-for-sale, net of taxes of $5,459,785 and $4,472,815, respectively	10,139,601	8,306,657

Total accumulated other comprehensive income, net of taxes of $5,890,634 and $4,675,567, respectively	$10,930,132	$8,673,575

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

The management agreement for the Second People’s Hospital requires that 1% of the drug income, and drug income in excess of 40% of total sales, of the hospital be paid to the government. This requirement was designed to control the cost of drugs by discouraging the sale by the hospital of drugs purchased from other than approved drug vendors. However, the local government has not published a list of approved drug vendors and therefore has not enforced the payment provision since the inception of the original management agreement. The Company has been advised by a local attorney that enforcement of that provision is remote, so it has not accrued the amount that would be payable to the local government if this provision were enforced. If the government were to enforce this provision, Dynacq-Huai Bei could potentially owe approximately $1.6 million to the government for the period of time since inception of the original management contract on the hospital to May 31, 2011.

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

China Division

From March 1, 2009 to February 28, 2011, Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a wholly owned subsidiary of the Company provided healthcare management services to the Second People’s Hospital in Rui An, China. The Company organized Dynacq-Huai Bei in April 2008 under the laws of the People’s Republic of China. Although the contract to manage the Second People’s Hospital was not executed until March 1, 2009, the effective date was November 25, 2008 and Dynacq-Huai Bei has included the results of operations of that hospital from that effective date. Therefore the financial statements for the fiscal year ended August 31, 2009 included three months of results of operations by the prior manager. Dynacq-Huai Bei was ultimately responsible for funding any operating deficits, and was entitled to any operating profits, of that hospital during the management period. Due to continued losses at the Second People’s Hospital, the Company has made the decision to terminate the management agreement with the Rui An City Department of Health, and is currently in negotiation with them to finalize the terms, including the effective date of termination. The Company has written off the fixed assets and inventory balances as of February 28, 2011, and does not expect any further losses due to the termination of this management agreement related to the Second People’s Hospital. We have accounted for the operations of the Second People’s Hospital in Rui An, China as discontinued operations, and have reclassified prior period financial statements to exclude them from continuing operations.

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

In March 2010, Dynacq-Huai Bei incorporated a subsidiary, Shanghai Hu Jing Investment Management Company Limited (“Shanghai Hu Jing”) under the laws of People’s Republic of China, in which Dynacq-Huai Bei owns 90%, and Hang Zhou Tech owns 10%. 40% of Shanghai Hu Jing’s cumulative profit will be distributed to Shanghai Hu Jing Electronic Developments Co., Ltd. (“Shanghai Hu Jing Electronic”), a Company which is majority owned by the General Manager of the Company’s China Division. Shanghai Hu Jing Electronic will be the Company’s key partner in identifying and bringing various projects to the Company. The remaining cumulative profit will be distributed to Dynacq-Huai Bei and Hang Zhou Tech. In September 2010, Shanghai Hu Jing incorporated a wholly owned subsidiary, Shanghai Run Tien Enterprise, Ltd. (“Shanghai Run Tien”), to invest in artifacts to be sold and commercial real estate rentals. The artifacts are purchased from auction houses overseas and the Company is currently seeking buyers in China. At May 31, 2011, the Company had artifacts inventory of $130,169.

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

The Company through its subsidiaries in China and Hong Kong is pursuing growth opportunities in which it will expand into various operations in the following markets to achieve geographic diversity and to take advantage of various potential opportunities, including but not limited to:

•	Pharmaceuticals and medical testing kits;

•	Healthcare services;

•	Commercial real estate rental; and

•	Senior housing complex with healthcare amenities.

The various growth opportunities in China and Hong Kong are in varying stages of development, and there is no assurance that any of them will come to fruition and/or be successful.

Corporate Division

During the fiscal year ended August 31, 2009, the Company invested approximately $9.1 million of its available cash in marketable securities. As of May 31, 2011, these securities are valued at approximately $25 million. The Company intends to hold, or sell if market conditions change, and manage these investment securities until it is able to identify and fund other attractive opportunities in China. During the nine months ended May 31, 2011, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had gains of $33,504. The Company, through a subsidiary in Hong Kong, has expanded its investments in debt and equity securities in Europe and Asia and has engaged the services of an investment banker to recommend such investment opportunities. The Company’s primary investment focus will be on growth companies from mainland China. The Company anticipates continuing making short-term investment in these entities through initial public offerings (held mostly through the Hong Kong Stock Exchange) and pre-initial public offerings.

The Corporate Division includes interest and other income related to these investments in available-for-sale and trading securities, corporate personnel compensation expenses, and general and administrative expenses. Such expenses and income are not allocated to our operating division, as they relate to our general corporate activities.

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

	Three months ended May 31,		Nine months ended May 31,
	2011	2010	2011	2010
Revenues from external customers
Net patient service revenues
China Division	$—	$—	$—	$—
Corporate	—	—	—	—

Consolidated	$—	$—	$—	$—

Loss before taxes and discontinued operations
China Division	$(482,257)	$(318,283)	$(628,422)	$(1,694,295)
Corporate	(471,467)	(1,185,559)	(1,954,209)	(3,293,290)

Consolidated	$(953,724)	$(1,503,842)	$(2,582,631)	$(4,987,585)

	May 31,
	2011	2010
Total Assets
China Division	$21,954,831	$22,187,359
Corporate	37,809,067	39,394,267

Assets of continuing operations	59,763,898	61,581,626
Assets of discontinued operations	15,177,608	15,719,445

Consolidated	$74,941,506	$77,301,071

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended May 31, 2011. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2010.

Subsequent Event

On July 7, 2011 the Company, acting through its wholly owned subsidiary, Doctor’s Practice Management, Inc. (“DPM”), entered into a definitive Common Stock Purchase Agreement to acquire minority membership interests in CCM&D Consulting, L.L.C. (“CCM&D”) and GreenTree Administrators, L.L.C. (“GreenTree”). Additionally, DPM entered into a Management and Consulting Agreement with CCM&D for the establishment and operation of a series of medical clinics in the southern United States area. The principal of CCM&D, a clinic management company, and GreenTree, a third party administrator contracted by self-funded employees’ health care programs sponsored by employers, is Dr. Garry Craighead. CCM&D currently operates four clinics in Texas under the name Union Treatment Centers. The Company acquired a 15% and 40% membership interest in CCM&D and GreenTree, respectively. The Company purchased said interests with 125,000 shares of Dynacq Healthcare, Inc. common stock restricted pursuant to SEC Rule 144 as set forth in the Common Stock Purchase Agreement with CCM&D and GreenTree.

Pursuant to the Management and Consulting Agreement with CCM&D, DPM will furnish $250,000 in startup capital for each of a total of ten clinics during the next twelve months. The location and operating budget for each clinic will be subject to prior approval by DPM. Each clinic will be owned or leased by DPM, will be managed by CCM&D, and will bear the name Union Treatment Centers. CCM&D’s management fee will be 40% of the aggregate profits of the clinics, if any. The billing and collections for the clinics will be performed by CCM&D under the supervision of DPM. The Management and Consulting Agreement contains an initial term of one year, and is subject to renewal and to early termination.

Additionally, Dr. Garry Craighead became the Company’s Chief Development Officer upon execution of an Employment Agreement which granted Dr. Craighead an additional 125,000 shares of Dynacq common stock restricted pursuant to SEC Rule 144 as additional compensation. Further, under said Employment Agreement the Company granted Dr. Craighead an incentive stock option to purchase 1,500,000 shares of common stock of the Company pursuant to the Company’s Year 2000 Stock Incentive Plan, and the Company will pay Dr. Craighead an annual salary of $200,000. It will further grant Dr. Craighead an incentive stock option to purchase an additional 3,000,000 shares of common stock of the Company, upon shareholder approval. Both the Year 2011 Stock Incentive Plan and the grant of the incentive stock option to purchase an additional 3,000,000 shares have been approved by the Board of Directors and the Compensation Committee, but are subject to approval by the shareholders. The entire 4,500,000 stock option grants are performance awards attributable to his efforts. Specifically, 15,000 shares will vest based on the employee’s obtainment of each $1,000,000 of net collections for the Company, up to the maximum of 4,500,000 shares over five years.

The intention of the parties in entering into these transactions is to create an integrated healthcare system to provide efficient and cost-effective patient care, in accordance with the concept of an Accountable Care Organization.

Results of Operations

	Three Months Ended May 31, 2011			Three Months Ended May 31, 2010
	China Division	Corporate	Total	China Division	Corporate	Total
Net patient service revenue	$—	$—	$—	$—	$—	$—

Costs and expenses:
Compensation and benefits	509	699,800	700,309	37,500	984,101	1,021,601
Other operating expenses	524,584	419,722	944,306	354,899	370,230	725,129
Depreciation and amortization	28,888	13,621	42,509	27,689	21,453	49,142

Total costs and expenses	553,981	1,133,143	1,687,124	420,088	1,375,784	1,795,872

Operating loss	(553,981)	(1,133,143)	(1,687,124)	(420,088)	(1,375,784)	(1,795,872)

Other income (expense):
Rent and other income (expense)	22,572	288,181	310,753	(41,981)	(207,012)	(248,993)
Interest income	49,152	377,086	426,238	143,786	398,996	542,782
Interest expense	—	(3,591)	(3,591)	—	(1,759)	(1,759)

Total other income, net	71,724	661,676	733,400	101,805	190,225	292,030

Loss before income taxes from continuing operations	$(482,257)	$(471,467)	(953,724)	$(318,283)	$(1,185,559)	(1,503,842)

Benefit for income taxes			305,708			450,469

Loss from continuing operations			(648,016)			(1,053,373)
Discontinued operations, net of income taxes			(9,378,171)			(1,335,469)
Loss on disposal of discontinued operations, net of income taxes			—			—

Net loss			(10,026,187)			(2,388,842)
Less: Net loss attributable to noncontrolling interest			1,532			67,202

Net loss attributable to Dynacq Healthcare, Inc.			$(10,024,655)			$(2,321,640)

Operational statistics (Number of medical procedures) for discontinued operations in the U.S.:
Inpatient:
Bariatric			17			29
Orthopedic			3			61
Other			9			22

Total inpatient procedures			29			112

Outpatient:
Orthopedic			27			83
Other			198			221

Total outpatient procedures			225			304

Total procedures			254			416

Results of Operations (continued)

	Nine Months Ended May 31, 2011			Nine Months Ended May 31, 2010
	China Division	Corporate	Total	China Division	Corporate	Total
Net patient service revenue	$—	$—	$—	$—	$—	$—

Costs and expenses:
Compensation and benefits	58,341	2,047,553	2,105,894	112,500	2,897,877	3,010,377
Other operating expenses	1,433,683	1,413,725	2,847,408	1,616,120	1,461,890	3,078,010
Depreciation and amortization	85,925	57,458	143,383	80,705	42,838	123,543

Total costs and expenses	1,577,949	3,518,736	5,096,685	1,809,325	4,402,605	6,211,930

Operating loss	(1,577,949)	(3,518,736)	(5,096,685)	(1,809,325)	(4,402,605)	(6,211,930)

Other income (expense):
Rent and other income (expense)	800,963	459,048	1,260,011	(71,183)	(107,585)	(178,768)
Interest income	148,564	1,116,924	1,265,488	186,213	1,223,072	1,409,285
Interest expense	—	(11,445)	(11,445)	—	(6,172)	(6,172)

Total other income, net	949,527	1,564,527	2,514,054	115,030	1,109,315	1,224,345

Loss before income taxes from continuing operations	$(628,422)	$(1,954,209)	(2,582,631)	$(1,694,295)	$(3,293,290)	(4,987,585)

Benefit for income taxes			846,671			1,535,311

Loss from continuing operations			(1,735,960)			(3,452,274)
Discontinued operations, net of income taxes			(11,005,414)			(3,197,158)
Loss on disposal of discontinued operations, net of income taxes			(121,577)			—

Net loss			(12,862,951)			(6,649,432)
Less: Net loss attributable to noncontrolling interest			4,294			156,709

Net loss attributable to Dynacq Healthcare, Inc.			$(12,858,657)			$(6,492,723)

Operational statistics (Number of medical procedures) for discontinued operations in the U.S.:
Inpatient:
Bariatric			60			122
Orthopedic			23			237
Other			21			79

Total inpatient procedures			104			438

Outpatient:
Orthopedic			86			361
Other			597			800

Total outpatient procedures			683			1,161

Total procedures			787			1,599

Three Months Ended May 31, 2011 Compared to the Three Months Ended May 31, 2010

China Division

We have accounted for the operations of the Second People’s Hospital in Rui An, China as discontinued operations, and have reclassified prior period financial statements to exclude them from continuing operations.

Total costs and expenses increased by $133,893, from $420,088 for the quarter ended May 31, 2010 to $553,981 for the quarter ended May 31, 2011. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $36,991 due to reduction in staff.

•

Other operating expenses includes primarily administrative expenses for managing the various projects the Company is undertaking, related marketing expenses and rent for an apartment for the Chief Executive Officer in Hong Kong. Other operating expenses increased by $169,685, from $354,899 for the quarter ended May 31, 2010 to $524,584 for the quarter ended May 31, 2011. The Company has made the decision to not pursue the business of sale of artifacts, and wrote down its inventory by $127,771 in the quarter ended May 31, 2011. In addition, marketing expenses increased by $75,000, from $75,000 for the quarter ended May 31, 2010 to $150,000 for the quarter ended May 31, 2011.

Rent and other income (expense) of $22,572 and $(41,981) for the quarter ended May 31, 2011 and 2010, respectively, primarily relates to foreign currency exchange gains (losses).

Corporate Division

Compensation and benefits for the Corporate Division includes $78,369 and $112,879 of non-cash compensation expense for the quarter ended May 31, 2011 and 2010, respectively, related to employees’ incentive stock options granted in fiscal year 2007 and 2008. It also includes all corporate personnel compensation and benefits. The decrease of approximately 29% in 2011, compared to 2010, is due to a reduction in corporate staff as well as reduction in compensation to the Chief Executive Officer and the Chief Financial Officer of the Company for the fiscal quarter in 2011.

Other operating expenses includes various general and administrative expenses for day to day running of the Company, including professional fees such as legal expenses and audit expenses. The increase in other operating expenses of $49,492, from $370,230 for the quarter ended May 31, 2010 to $419,722 for the quarter ended May 31, 2011 relates to a general increase in administrative expenses.

Rent and other income of $288,181 for the quarter ended May 31, 2011 includes foreign currency exchange gains of $88,445 primarily on investments in Euro bonds, gains of $48,499 on short-term investments in the equity securities in Hong Kong and other miscellaneous income primarily related to its Baton Rouge facility, which was sold in 2007. Rent and other income (expense) of $(207,012) for the quarter ended May 31, 2010 primarily includes foreign currency exchange losses.

Interest income of $377,086 and $398,996 for the quarter ended May 31, 2011 and 2010, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

Investments in bonds, which were purchased at a cost of $9,135,146 during fiscal year 2009, have appreciated in fair value by an additional $15,856,186. Of that amount, $85,692 and $(212,527) in foreign currency exchange gains (losses) is included in rent and other income in the consolidated statements of operations for the quarter ended May 31, 2011 and 2010, respectively. Unrealized gains in these investments of $15,599,386 are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at May 31, 2011, net of taxes of $5,459,785.

The Company has invested in initial public offerings of equity securities on the Hong Kong Stock Exchange, and as of May 31, 2011, is holding these trading securities with a fair market value of $1,295,519. The cost of these securities was $1,415,664. Unrealized losses in these investments of $120,145 are included in rent and other income in the Consolidated Statements of Operations. The Company had a net gain of $48,499 on short-term investments in the equity securities in Hong Kong for the quarter ended May 31, 2011.

Discontinued Operations

China

Due to continued losses at the Second People’s Hospital, the Company has made the decision to terminate the management agreement as of February 28, 2011 with the Rui An City Department of Health, and is currently in negotiation with them to finalize the terms, including the effective date of termination. There is no operation at Second People’s Hospital due to this termination for the quarter ended May 31, 2011. The net loss for the quarter ended May 31, 2010 at the Second People’s Hospital was $47,286.

U.S. Hospitals

Through May 2011, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $3.7 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.7 million, not including prejudgment interest. The Company plans on appealing the orders requiring a refund to the carriers. The appeal of the refund orders will progress simultaneously to the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and will likely be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that voluntary payments refunded to the carriers will be recaptured.

Due to the uncertainties associated with these stop-loss fee dispute cases, the Company has booked a loss of $11,034,573 in contractual allowance, and $1,744,731 in interest expense during the quarter ended May 31, 2011.

Excluding the above mentioned stop-loss contractual allowance of $11,034,573, net patient service revenue decreased by $2,235,277, or 51%, from $4,344,388 to $2,109,111, and total surgical cases decreased by 39% from 416 cases for the quarter ended May 31, 2010 to 254 cases for the quarter ended May 31, 2011. The following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage decrease from quarter ended May 31, 2010 to quarter ended May 31, 2011
Facility	Net patient revenue	Cases
Pasadena	(20)%	(21)%
Garland	(85)	(65)
Overall	(51)	(39)

The decrease in net patient service revenue was due to an overall decrease in number of cases by 39% in the quarter ended May 31, 2011 compared to the quarter ended May 31, 2010. While the number of cases decreased by 39%, net patient service revenue decreased by 51%. The higher percentage decrease in net patient service revenue compared to the decrease in number of cases is primarily due to a decrease in gross billed charges by 61%, due to a change in the surgical mix of cases. There was a decrease of 74% in inpatient cases, which typically have higher average reimbursement per case compared to outpatient cases.

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

Total costs and expenses decreased by $2,578,291, or 41%, from $6,353,871 for the quarter ended May 31, 2010 to $3,775,580 for the quarter ended May 31, 2011. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $961,133, or 36%, primarily associated with reduction in workforce due to lower net patient service revenues.

•

Medical services and supplies expenses decreased by $697,758, or 55%, while the number of surgery cases decreased 39%. The percentage decrease in medical services and supplies was higher than the percentage decrease in the number of surgery cases due to a 74% decrease in inpatient cases, which typically require more medical services and supplies, and also due to a change in the surgical mix of cases.

•

Other operating expenses decreased by $696,761, or 32%. Marketing expenses, included in other operating expenses, decreased by $421,575, from $600,000 for the quarter ended May 31, 2010 to $178,425 for the quarter ended May 31, 2011. The decrease in marketing expenses and in other operating expenses was associated with lower net revenues.

•

Depreciation and amortization expenses decreased by $222,639 in 2011 compared to 2010. Our long-lived assets for discontinued operations of our U.S. facilities are measured at the lower of its carrying amount or fair value less cost to sell. We believe that the carrying value of the U.S. facilities at May 31, 2011 was less than the estimated fair value less cost to sell, and no adjustment to the carrying value of this long-lived asset was necessary during the quarter ended May 31, 2011. We ceased the depreciation of the property and equipment related to the U.S. facilities starting September 1, 2010.

Other income (expense) for the quarter ended May 31, 2011 of $(1,726,059) includes interest expense of $1,744,731 associated with the stop-loss cases discussed above.

The benefit for income taxes for the quarter ended May 31, 2011 and 2010 was 35.0%.

Nine Months Ended May 31, 2011 Compared to the Nine Months Ended May 31, 2010

China Division

We have accounted for the operations of the Second People’s Hospital in Rui An, China as discontinued operations, and have reclassified prior period financial statements to exclude them from continuing operations.

Total costs and expenses decreased by $231,376, from $1,809,325 for the nine months ended May 31, 2010 to $1,577,949 for the nine months ended May 31, 2011. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $54,159 due to reduction in staff.

•

Other operating expenses includes primarily administrative expenses for managing the various projects the Company is undertaking, related marketing expenses and rent for an apartment for the Chief Executive Officer in Hong Kong. Other operating expenses decreased by $182,437, from $1,616,120 for the nine months ended May 31, 2010 to $1,433,683 for the nine months ended May 31, 2011. Marketing expenses decreased by $225,000, from $675,000 for the nine months ended May 31, 2010 to $450,000 for the nine months ended May 31, 2011.

Rent and other income of $800,963 for the nine months ended May 31, 2011 includes a $720,696 refund received from the Rui An City Department of Health as part of the negotiation of termination of the assignment agreement to manage the Third People’s Hospital, and write-off of associated liabilities of $43,840. The decision to terminate the agreement was based on the continued delays in the construction of the hospital. Rent and other income (expense) for the nine months ended May 31, 2010 of $(71,183) primarily relates to foreign currency exchange losses.

Corporate Division

Compensation and benefits for the Corporate Division includes $82,620 and $338,637 of non-cash compensation expense for the nine months ended May 31, 2011 and 2010, respectively, related to employees’ incentive stock options granted in fiscal year 2007 and 2008. It also includes all corporate personnel compensation and benefits. The decrease of approximately 29% in 2011, compared to 2010, is due to the non-cash compensation expense true-up in 2011 based on forfeiture of incentive stock options, and due to a reduction in corporate staff as well as reduction in compensation to the Chief Executive Officer and the Chief Financial Officer of the Company for part of the period in 2011.

Other operating expenses includes various general and administrative expenses for day to day running of the Company, including professional fees such as legal expenses and audit expenses. The marginal decrease in other operating expenses of $48,165, from $1,461,890 for the nine months ended May 31, 2010 to $1,413,725 for the nine months ended May 31, 2011 relates to a general decrease in administrative expenses.

Rent and other income of $459,048 for the nine months ended May 31, 2011 includes foreign currency exchange gains of $256,311 primarily on investments in Euro bonds, a gain of $33,504 on short-term investments in the equity securities in Hong Kong and other miscellaneous income primarily related to its Baton Rouge facility, which was sold in 2007. Rent and other income (expense) of $(107,585) for the nine months ended May 31, 2010 includes foreign currency exchange losses of $364,219 primarily on investments in Euro bonds, partially offset by gains of $193,291 on short-term investments in the equity securities in Hong Kong.

Interest income of $1,116,924 and $1,223,072 for the nine months ended May 31, 2011 and 2010, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

Investments in bonds, which were purchased at a cost of $9,135,146 during fiscal year 2009, have appreciated in fair value by an additional $15,856,186. Of that amount, $250,017 and $(337,867) in foreign currency exchange gains (losses) is included in rent and other income in the consolidated statements of operations for the nine months ended May 31, 2011 and 2010, respectively. Unrealized gains in these investments of $15,599,386 are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at May 31, 2011, net of taxes of $5,459,785.

The Company has invested in initial public offerings of equity securities on the Hong Kong Stock Exchange, and as of May 31, 2011, is holding these trading securities with a fair market value of $1,295,519. The cost of these securities was $1,415,664. Unrealized losses in these investments of $120,145 are included in rent and other income in the Consolidated Statements of Operations. The Company had a net gain of $33,504 on short-term investments in the equity securities in Hong Kong for the nine months ended May 31, 2011.

Discontinued Operations

China

Due to continued losses at the Second People’s Hospital, the Company has made the decision to terminate the management agreement as of February 28, 2011 with the Rui An City Department of Health, and is currently in negotiation with them to finalize the terms, including the effective date of termination. The net loss at the Second People’s Hospital for the six months ended February 28, 2011, which is the termination date of the management agreement, was $240,201. The net loss for the nine months ended May 31, 2010 at the Second People’s Hospital was $152,268. The increase in loss during the current period is due to a reduction in revenues, and also due to write-down of fixed assets and inventory of $121,577, net of income taxes.

U.S. Hospitals

Through May 2011, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $3.7 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.7 million, not including prejudgment interest. The Company plans on appealing the orders requiring a refund to the carriers. The appeal of the refund orders will progress simultaneously to the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and will likely be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that voluntary payments refunded to the carriers will be recaptured.

Due to the uncertainties associated with these stop-loss fee dispute cases, the Company has booked a loss of $11,034,573 in contractual allowance, and $1,744,731 in interest expense during the quarter ended May 31, 2011.

Excluding the above mentioned stop-loss contractual allowance of $11,034,573, net patient service revenue decreased by $10,920,927, or 59%, from $18,456,714 to $7,535,787, and total surgical cases decreased by 51% from 1,599 cases for the nine months ended May 31, 2010 to 787 cases for the nine months ended May 31, 2011. The following are the percentage changes in net patient service revenues and number of cases at the hospital facilities:

	Percentage decrease from nine months ended May 31, 2010 to nine months ended May 31, 2011
Facility	Net patient revenue	Cases
Pasadena	(39)%	(41)%
Garland	(82)	(65)
Overall	(59)	(51)

The decrease in net patient service revenue was due to an overall decrease in number of cases by 51% in the nine months ended May 31, 2011 compared to the nine months ended May 31, 2010. While the number of cases decreased by 51%, net patient service revenue decreased by 59%. The higher percentage decrease in net patient service revenue compared to the decrease in the number of cases is primarily due to a decrease in gross billed charges by 69% due to a change in the surgical mix of cases. There was a decrease of 76% in inpatient cases, which typically have higher average reimbursement per case compared to outpatient cases.

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

Total costs and expenses decreased by $11,744,318, or 50%, from $23,269,947 for the nine months ended May 31, 2010 to $11,525,629 for the nine months ended May 31, 2011. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $2,971,287, or 36%, primarily associated with reduction in workforce due to lower net patient service revenues.

•

Medical services and supplies expenses decreased by $3,946,301, or 68%, while the number of surgery cases decreased 51%. The percentage decrease in medical services and supplies was higher than the percentage decrease in the number of surgery cases due to a 76% decrease in inpatient cases, which typically require more medical services and supplies, and also due to a change in the surgical mix of cases.

•

Other operating expenses decreased by $4,156,080, or 48%. Marketing expenses, included in other operating expenses, decreased by $2,942,435, from $3,300,000 for the nine months ended May 31, 2010 to $357,565 for the nine months ended May 31, 2011. The decrease in marketing expenses and in other operating expenses was associated with lower net revenues.

•

Depreciation and amortization expenses decreased by $670,650 in 2011 compared to 2010. Our long-lived assets for discontinued operations of our U.S. facilities are measured at the lower of its carrying amount or fair value less cost to sell. We believe that the carrying value of the U.S. facilities at May 31, 2011 was less than the estimated fair value less cost to sell, and no adjustment to the carrying value of this long-lived asset was necessary during the nine months ended May 31, 2011. We ceased the depreciation of the property and equipment related to the U.S. facilities starting September 1, 2010.

Other income (expense) for the quarter ended May 31, 2011 of $(1,711,095) includes interest expense of $1,744,731 associated with the stop-loss cases discussed above.

The benefit for income taxes for the nine months ended May 31, 2011 and 2010 was 34.9% and 34.6%, respectively.

Liquidity and Capital Resources

Our 2010 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Cash flow provided by operating activities for continuing activities was $807,518 during the nine months ended May 31, 2011, primarily due to net changes in income tax related accounts of $1,719,210 and decreases in accounts receivable of $1,271,784, partially offset by net loss before discontinued operations of $1,731,666 and decreases in accounts payable and accrued liabilities of $576,217.

In addition, cash flow used in operating activities from discontinued operations was $2,370,158 during the nine months ended May 31, 2011, primarily due to loss from operations.

Total cash flow used in operating activities for continuing and discontinued operations combined was $1,562,640 during the nine months ended May 31, 2011.

Cash flows from investing activities

Cash flow used in investing activities for continuing activities was $1,266,052 primarily due to the purchase of trading securities of $5,330,795 and related sales of $4,064,743. As of May 31, 2011, the Company is holding certain trading securities with a fair market value of $1,295,519. The cost of these securities was $1,415,664.

In addition, cash flow used in investing activities for discontinued operations was $109,183 towards purchase of equipment.

Total cash flow used in investing activities for continuing and discontinued operations combined was $1,375,235 during the nine months ended May 31, 2011.

Cash flows from financing activities

Cash flow used in financing activities for continuing activities was $3,490. In September 2010, the Company borrowed $65,000 as note payable from a financial institution at an interest rate of 6%. This note payable is to be repaid in 24 monthly installments and is secured by specific equipment purchased at our Pasadena facility. The Company has paid $20,834 during the nine months ended May 31, 2011 towards this note payable. In addition, the Company paid $47,656 towards a mortgage loan for the purchase of an apartment in Hong Kong.

In addition, cash flow used in financing activities for discontinued operations was $99,681 towards payments on capital leases of equipment.

Total cash flow used in financing activities for continuing and discontinued operations combined was $103,171 during the nine months ended May 31, 2011.

The Company had working capital of $26,098,417 as of May 31, 2011 and maintained a liquid position by a current ratio of approximately 2.3 to 1.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of May 31, 2011, our disclosure controls and procedures were effective.

There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our Texas facilities’ fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to “Revenue Recognition” – “Discontinued Operations – (U.S. Hospitals)” – “Contractual Allowance” within the Notes to Consolidated Financial Statements of this Form 10-Q for a detailed description of the MDR process and related pending litigation, which description is incorporated herein by reference. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 1A.	Risk Factors.

The Company’s Risk Factors as disclosed in its Form 10-K for the year ended August 31, 2010 have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Entry into a Material Definitive Agreement

On July 7, 2011 the Company, acting through its wholly owned subsidiary, Doctors Practice Management, Inc. (“DPM”), entered into a definitive Common Stock Purchase Agreement to acquire minority membership interests in CCM&D Consulting, L.L.C. (“CCM&D”) and GreenTree Administrators, L.L.C. (“GreenTree”). Additionally, DPM entered into a Management and Consulting Agreement with CCM&D for the establishment and operation of a series of medical clinics in the southern United States area. The principal of CCM&D, a clinic management company, and GreenTree, a third party administrator contracted by self-funded employees’ health care programs sponsored by employers, is Dr. Garry Craighead. CCM&D currently operates four clinics in Texas under the name Union Treatment Centers. The Company acquired a 15% and 40% membership interest in CCM&D and GreenTree, respectively. The Company purchased said interests with 125,000 shares of Dynacq Healthcare, Inc. common stock restricted pursuant to SEC Rule 144 as set forth in the Common Stock Purchase Agreement with CCM&D and GreenTree.

Pursuant to the Management and Consulting Agreement with CCM&D, DPM will furnish $250,000 in startup capital for each of a total of ten clinics during the next twelve months. The location and operating budget for each clinic will be subject to prior approval by DPM. Each clinic will be owned or leased by DPM, will be managed by CCM&D, and will bear the name Union Treatment Centers. CCM&D’s management fee will be 40% of the aggregate profits of the clinics, if any. The billing and collections for the clinics will be performed by CCM&D under the supervision of DPM. The Management and Consulting Agreement contains an initial term of one year, and is subject to renewal and to early termination.

Additionally, Dr. Garry Craighead became the Company’s Chief Development Officer upon execution of an Employment Agreement which granted Dr. Craighead an additional 125,000 shares of Dynacq common stock restricted pursuant to SEC Rule 144 as compensation. Further, under said Employment Agreement the Company granted Dr. Craighead an incentive stock option to purchase 1,500,000 shares of common stock of the Company pursuant to the Company’s Year 2000 Stock Incentive Plan, and the Company will pay Dr. Craighead an annual salary of $200,000. It will further grant Dr. Craighead an incentive stock option to purchase an additional 3,000,000 shares of common stock of the Company, upon shareholder approval. Both the Year 2011 Stock Incentive Plan and the grant of the incentive stock option to purchase an additional 3,000,000 shares have been approved by the Board of Directors and the Compensation Committee, but are subject to approval by the shareholders. The entire 4,500,000 stock option grants are performance awards attributable to his efforts. Specifically, 15,000 shares will vest based on the employee’s obtainment of each $1,000,000 of net collections for the Company, up to the maximum of 4,500,000 shares over five years.

The intention of the parties in entering into these transactions is to create an integrated healthcare system to provide efficient and cost-effective patient care, in accordance with the concept of an Accountable Care Organization.

Unregistered Sale of Equity Securities

As described above, on July 7, 2011, the Company issued to Dr. Craighead (i) 125,000 shares of common stock in consideration for the membership interests in CCM&D and GreenTree pursuant to the Common Stock Purchase Agreement and (ii) 125,000 shares of common stock and an incentive stock option to purchase 1,500,000 shares of common stock as compensation for his employment as Chief Development Officer, with an incentive stock option for an additional 3,000,000 shares to be issued to him upon shareholder approval. Both incentive stock options expire in five years, have an exercise price equal to the closing stock price of the Company on the date of grant and have a vesting schedule tied to Dr. Craighead’s job performance. Specifically, 15,000 shares will vest based on the employee’s obtainment of each $1,000,000 of net collections for the Company attributable to his efforts, up to the maximum of 4,500,000 shares over five years.

The Company issued the securities to Dr. Craighead under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuances of securities did not involve a “public offering” based upon the following factors: (i) the issuances of the securities were part of an isolated private transaction; (ii) a limited number of securities was issued to a single offeree; (iii) there was no public solicitation; (iv) the investment intent of the offeree; and (v) the restriction on transferability of the securities issued.

Item 6.	Exhibits.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
+Exhibit 10.1	Employment Agreement dated July 7, 2011 with Dr. Garry Craighead.

+Exhibit 10.2	Notice of Grant of Stock Option dated July 7, 2011 to Dr. Garry Craighead.

Exhibit 10.3	Common Stock Purchase Agreement dated July 7, 2011 to acquire minority membership interests in CCM&D Consulting, L.L.C., and GreenTree Administrators, L.L.C.

Exhibit 10.4	Management and Consulting Agreement dated July 7, 2011 with CCM&D Consulting, L.L.C.

Exhibit 15.1	Awareness Letter of Killman, Murrell & Company, P.C.

Exhibit 23.1	Consent of Killman, Murrell & Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNACQ HEALTHCARE, INC.

Date: July 13, 2011	By:	/s/ Chiu M. Chan
Chiu M. Chan
Chief Executive Officer
(duly authorized officer)

Date: July 13, 2011	By:	/s/ Philip S. Chan
Philip S. Chan
Chief Financial Officer
(principal financial and accounting officer)

INDEX OF EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
+Exhibit 10.1	Employment Agreement dated July 7, 2011 with Dr. Garry Craighead.

+Exhibit 10.2	Notice of Grant of Stock Option dated July 7, 2011 to Dr. Garry Craighead.

Exhibit 10.3	Common Stock Purchase Agreement dated July 7, 2011 to acquire minority membership interests in CCM&D Consulting, L.L.C., and GreenTree Administrators, L.L.C.

Exhibit 10.4	Management and Consulting Agreement dated July 7, 2011 with CCM&D Consulting, L.L.C.

Exhibit 15.1	Awareness Letter of Killman, Murrell & Company, P.C.

Exhibit 23.1	Consent of Killman, Murrell & Company, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.