Form 10-K
period 2011-08-31
DYNACQ HEALTHCARE INC
filed 2011-11-16
CIK 890908

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 000-21574

DYNACQ HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

Nevada	76-0375477
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4301 Vista Road, Pasadena, Texas	77504
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 378-2000

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	NASDAQ

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 28, 2011 was $10,459,733. As of November 4, 2011, the registrant had 14,426,960 shares of common stock outstanding.

Portions of the definitive proxy statement relating to the 2012 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission by December 28, 2011, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

General

Dynacq Healthcare, Inc., a Nevada corporation (the “Company”), is a holding company that through its subsidiaries in the United States develops and manages general acute care hospitals that principally provide specialized surgeries. The Company through its subsidiaries in China and Hong Kong also (1) provided healthcare management services to a hospital in China until February 28, 2011; and (2) invests in debt and equity securities, including short-term investments in initial public offerings and pre-initial public offerings. The Company through its United States subsidiaries owns two general acute care hospitals in Pasadena and Garland, Texas, and operated both of them for the entire fiscal year ended August 31, 2011. However, subsequent to the year-end, the Company closed the facility in Garland, Texas on September 30, 2011, and accordingly this business is classified as “Discontinued Operations” for the year ended August 31, 2011 (see Discontinued Operations below). The Company is currently composed of two divisions: U.S. and Corporate.

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

The Company, through its affiliates, owns or leases 100% of the real estate for and equipment in its facilities. The Company maintains a majority ownership and controlling interest in all of its operating entities. As of August 31, 2011, the Company owned the following percentages of its operating entities:

Pasadena facility	100.00%
Garland facility	98.25%

The Company had made the decision to sell its Garland facility as of August 31, 2010, and its operation was classified as discontinued operations for the year ended August 31, 2010. However, subsequent to the year ended August 31, 2011, the Company closed the Garland facility on September 30, 2011, and accordingly its operations for the year ended August 31, 2011 continue to be classified as “Discontinued Operations” (see Discontinued Operations below). The Company plans to either sell the Garland facility or pursue converting it into an ambulatory surgical center, if and when the Company can identify and generate a steady referral source for outpatient cases. The Company intended to sell its Pasadena facility also, and had it classified as discontinued operations, as of August 31, 2010. However, since a sale was not consummated during the 12-month period following the decision to sell, the operations of the Pasadena facility have been reclassified as continuing operations for the fiscal year ended August 31, 2011. The Pasadena facility also provides pain management services, sleep laboratory services, as well as minor emergency treatment services. The Company is continuing to revamp its operations at the Pasadena facility to become profitable again by modifying the business model and controlling expenses. However, there can be no assurance that we will be successful in turning the facility around.

On September 14, 2011, the Company terminated the employment of Dr. Garry Craighead as chief development officer. Accordingly, none of the stock options that the Company previously issued Dr. Craighead will vest. In connection with the termination of Dr. Craighead, the Company’s wholly owned subsidiary, Doctors Practice Management, Inc., terminated the Management and Consulting Agreement it had entered into with CCM&D Consulting, L.L.C. (“CCM&D”) for the establishment and operation of a series of medical clinics in the southern United States area. Further, the Company is currently attempting to rescind the Common Stock Purchase Agreement it previously entered into to acquire minority membership interests in CCM&D and GreenTree Administrators, L.L.C. (“GreenTree”).

Corporate Division

From March 1, 2009 to February 28, 2011, Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a wholly owned subsidiary of the Company provided healthcare management services to the Second People’s Hospital in Rui An, China. The Company organized Dynacq-Huai Bei in April 2008 under the laws of the People’s Republic of China. Dynacq-Huai Bei was responsible for funding any operating deficits, and was entitled to any operating profits, of that hospital during the management period. Due to continued losses at the Second People’s Hospital, the Company made the decision to terminate the management agreement with the Rui An City Department of Health, and is currently in negotiation with them to finalize the terms, including the effective date of termination. The Company ceased providing healthcare management services to the Second People’s Hospital as of February 28, 2011. The Company has written off the fixed assets and inventory balances as of February 28, 2011, and does not expect any further losses due to the termination of this management agreement related to the Second People’s Hospital. We have accounted for the operations of the Second People’s Hospital in Rui An, China as discontinued operations, and have reclassified prior period financial statements to exclude them from continuing operations.

Dynacq-Huai Bei and the Rui An City Department of Health had also previously entered into an agreement assigning to Dynacq-Huai Bei the right to manage the Third People’s Hospital in Rui An, which hospital is currently under construction. Dynacq-Huai Bei and the Rui An City Department of Health, in November 2010, mutually agreed to terminate this agreement, due to continued delays in the construction of the Third People’s Hospital. Accordingly, Dynacq-Huai Bei will not be managing the Third People’s Hospital.

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

The Company through its subsidiaries in China and Hong Kong is pursuing growth opportunities in which it will expand into various operations in the following markets to achieve geographic diversity and to take advantage of various potential opportunities, including but not limited to:

•	Pharmaceuticals and medical testing kits;

•	Healthcare services, including development of medical clinics; and

•	Senior housing complex with healthcare amenities.

The various growth opportunities in China and Hong Kong are in varying stages of development, and there is no assurance that any of them will come to fruition and/or be successful.

During the fiscal year ended August 31, 2009, the Company invested approximately $9.1 million of its available cash in marketable securities. During the quarter ended August 31, 2011, one of these marketable securities with a book cost of $700,000 was called for a gain of $1.3 million. As of August 31, 2011 and November 16, 2011, the balance of these securities is valued at approximately $18.7 million and $14.7 million, respectively. The Company intends to hold, or sell if market conditions change, and manage these investment securities until it is able to identify and fund other attractive opportunities in China. During the year ended August 31, 2011 and 2010, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had (losses) gains of $(364,721) and $193,291, respectively. The Company, through a subsidiary in Hong Kong, has expanded its investments in debt and equity securities in Europe and Asia and has engaged the services of an investment banker to recommend such investment opportunities. The Company’s primary investment focus will be on growth companies from mainland China. The Company anticipates making short-term investments in these entities through initial public offerings (held mostly through the Hong Kong Stock Exchange) and pre-initial public offerings.

Discontinued Operations

On September 29, 2011, the Board of Directors of the Company approved the closure of the Garland facility, included in our U.S. division, effective September 30, 2011. Prior to that, in August 2010, the Board of Directors of the Company had approved a plan to dispose of the Garland facility due to continued operating losses. The Garland facility had experienced decreases in net patient revenues and number of cases, generally attributable to the loss of physicians from our medical staff. The opening of a new hospital near our Garland facility has had a direct adverse impact on our ability to retain members of the medical staff at that facility and consequently on our patient volume. The Garland facility was operating at a loss, and the Board of Directors believes that ceasing operations of the facility at this time is in the Company’s best interest. We do not expect to incur any material costs associated with termination of employment of the affected employees beyond accrued obligations for salary and benefits. The Company has estimated a closing cost of $625,000. However, the ongoing losses incurred will be reduced due to the closing of the facility.

The Company had an independent appraisal done for both the hospitals, and based on each hospital’s valuation, expected sale proceeds, and expected cash flows has determined that there is no impairment charge required in connection with the foregoing disposal activities.

We have accounted for the operations of the Second People’s Hospital in Rui An, China as discontinued operations, and have reclassified prior period financial statements to exclude them from continuing operations. See detailed discussion above under “Corporate Division” related to Second People’s Hospital.

The Company has discontinued operations in the following subsidiaries, and subsequent to the year ended August 31, 2011, has either closed or is in the process of closing them:

•	Beijing Zhong Hen Yi Pi

•	Hangzhou Hu GangJing Investment Management Ltd.

•	Hangzhou Hu GangJing Medical Investment Ltd.

•	Hen De (Beijing) Art Development Ltd.

•	Hu Gang Jing (Hangzhou) Technology Co. Ltd.

•	Shanghai FengHan Enterprise Development Ltd.

•	Shanghai Hu Jing Investment Management Ltd.

•	Shanghai Run Tian Enterprise Ltd.

•	Wen Zhou Li Ji Hospital Investment Management Ltd.

Reorganization of Segments

The Industry Segment “U.S. Division” comprises of the Company’s Pasadena facility. In the prior year it was classified as discontinued operations in the consolidated financial statements. The Company at the present time has the U.S. Division and the Corporate Division. Certain previously reported financial information has been reclassified to conform to the current year’s presentation. The impact of such reclassification was not significant to the prior year’s overall presentation, except for (1) presenting the Pasadena facility as continuing operations under U.S. Division, which was presented in the prior year as discontinued operations, and (2) the presentation of the various subsidiaries (except for Dynacq Huai-Bei and Sino Bond, which are now shown as part of the Corporate

Division) in China as discontinued operations under the Corporate Division, which in the previous year was shown as part of continuing operations under the China Division.

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

U.S. Division

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

General acute care hospitals specializing in specific complex surgical procedures are designed with the goal of improving both physician and facility efficiency. The surgeries performed are primarily non-emergency procedures that are electively scheduled and, therefore, allow for efficiency available through block time/scheduling. Given the opportunity to utilize multiple operating rooms for pre-determined periods of time, the physicians are able to schedule their time more efficiently and, therefore, increase the number of procedures they can perform within a given amount of time. The facility receives the benefit of consistent staffing patterns and greater facility utilization. In addition, the Company believes that, due to the relatively small size of its facility, many physicians prefer to perform procedures in the Company’s facility because their patients prefer the comfort of a more personal atmosphere and the convenience of simplified admission and discharge procedures.

At August 31, 2011 and 2010, the Company owned, through its subsidiaries, a 100% and 97.65% partnership interest in the Pasadena facility operating entity, respectively. The Pasadena facility’s areas of practice include orthopedic and general surgery, such as spine and bariatric surgeries, various pain management modalities and other services. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment.

The Company is continuing to revamp its operations at the Pasadena facility to become profitable again by modifying the business model and controlling expenses. However, there can be no assurance that we will be successful in turning the facility around.

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

Corporate Division

Sino Bond is leading the Company’s marketing efforts in China and Asia and is an investment vehicle for the Company in China, Southeast Asia and Europe. It has engaged an investment banker to recommend investment opportunities and monitor the Company’s investments. The Company’s primary investment focus will be on growth companies from mainland China. The Company anticipates making short-term investments in these entities through initial public offerings (held mostly through the Hong Kong Stock Exchange) and pre-initial public offerings.

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

The Company is developing strategies to provide the Company’s healthcare marketing activities in China including but not limited to recruitment of physicians, multi-media advertising and enhancing the reputation of the Company’s healthcare services. The Company is also pursuing the development of medical clinics in China, which now can be opened without the necessity of having a local Chinese company as its joint venture partner.

The Company plans to market a cancer marker testing kit in China. The Company believes there are currently no cancer marker testing kits available in the China market. Over the last two years, the Company has been in contact with a medical scientist who has designed a testing kit. This testing kit is still being developed. The Company is currently trying to form a partnership with the designer of the testing kit, whereby it would assist in getting approval of the kit from the Chinese government, and upon approval, the Company would market the kit to the general public. The Company has already initiated contact with some prestigious hospitals in Shanghai to run clinical trials on the cancer marker testing kits. Management believes that these clinical trials are a necessary step in obtaining government approval. The Company has not yet entered into a marketing agreement or any formal arrangement with the designer of the testing kit.

Discontinued Operations

The Garland facility was closed effective September 30, 2011. At August 31, 2011 and 2010, the Company owned, through its subsidiaries, 98.25% of the partnership interests in the Garland facility operating entity. The areas of practice performed at this facility were orthopedic surgery, bariatric surgery, general surgery, plastic surgery, podiatry, gynecology, spine and pain management procedures. The Garland facility has been classified as discontinued operations. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment.

From March 1, 2009 to February 28, 2011, Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a wholly owned subsidiary of the Company provided healthcare management services to the Second People’s Hospital in Rui An, China. Dynacq-Huai Bei was responsible for funding any operating deficits, and was entitled to any operating profits, of that hospital during the management period. Due to continued losses at the Second People’s Hospital, the Company made the decision to terminate the management agreement with the Rui An City Department of Health, and is currently in negotiation with them to finalize the terms, including the effective date of termination. The Company ceased providing healthcare management services to the Second People’s Hospital as of February 28, 2011. The Company has written off the fixed assets and inventory balances as of February 28, 2011, and does not expect any further losses due to the termination of this management agreement related to the Second People’s Hospital.

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

The Pasadena facility is designated as a Bariatric Center of Excellence by the American Society for Bariatric Surgery (ASBS). The ASBS Center of Excellence designation recognizes surgical programs and surgeons who have demonstrated a track record of favorable short and long-term outcomes in bariatric surgery and have the resources to perform safe bariatric surgeries.

A three-year management support and marketing agreement was executed effective June 1, 2010 between Sino Bond and Kenkon Limited, a Hong Kong marketing company, to develop strategies to lead the Company’s healthcare marketing activities in China including but not limited to development of medical clinics, recruitment of physicians, multi-media advertising and enhancing the reputation of the Company’s healthcare services.

Competition

Presently, the Company operates in the greater Houston, Texas market. The Company competes with other providers, including major acute care hospitals. These entities may have various competitive advantages over the Company, including their community position, capital resources, physician partnerships and proximity to physician office buildings. The Company also encounters competition with other companies for strategic relationships with physicians.

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

Government Regulation

Overview

In the United States, all participants in the healthcare industry are required to comply with extensive government regulation at the federal, state and local levels. Under these laws and regulations, hospitals must meet requirements for licensure and qualify to participate in government programs, including Medicare and Medicaid. These requirements relate to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, hospital use, rate-setting, compliance with building codes and environmental protection laws, as well as patient confidentiality requirements. There are also extensive regulations governing a hospital’s participation in government programs and payment for services provided to program beneficiaries. These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Some of the laws applicable to us are subject to limited or evolving interpretations; therefore, a review of our operations by a court or law enforcement or regulatory authority may result in a determination that could have a material adverse effect on us. Providers that are found to have violated any of these laws and regulations may be excluded from participating in government healthcare programs, subjected to significant fines or penalties and/or required to repay amounts received from the government for previously billed patient services. Although we believe our policies, procedures and practices comply with governmental regulations, no assurance can be given that we will not be subjected to additional governmental inquiries or actions, or that we will not be faced with sanctions, fines or penalties if so subjected. Furthermore, the laws applicable to us may be amended or interpreted in a manner that could have a material adverse effect on us.

Texas Workers’ Compensation Systems

A significant amount of our net revenue results from Texas workers’ compensation claims. As such, we are subject to the rules and regulations of the Texas Department of Workers’ Compensation (“TDWC”). See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue Recognition – Contractual Allowance” for a description of the relevant rules and regulations of the TDWC.

Licensure, Certification and Accreditation

Our hospital is subject to state and local licensing regulations ranging from the adequacy of medical care to compliance with building codes and environmental protection laws. The failure to comply with these regulations could result in the suspension or revocation of a healthcare facility’s license. To assure continued compliance with these regulations, our facility is subject to periodic inspection by governmental and other authorities. Moreover, in order to participate in the Medicare and Medicaid programs, our hospital must comply with the applicable regulations of the United States Department of Health and Human Services (“DHHS”) relating to, among other things, equipment, personnel and standards of medical care, as well as comply with all applicable state and local laws and regulations. If a hospital fails to substantially comply with the numerous conditions of participation in the Medicare and Medicaid programs or performs certain prohibited acts, the hospital’s participation in the federal or state healthcare programs may be terminated, civil or criminal penalties may be imposed under certain provisions of the Social Security Act, or both.

We believe that our hospital is in substantial compliance with current applicable federal, state and local regulations and standards. However, the requirements for licensure and certification are subject to change. Consequently, in order for our hospital to remain licensed and certified, it may be necessary from time to time for us to make material changes in our facility, equipment, personnel and/or services.

Professional Licensure

Healthcare professionals at our hospital are required to be individually and currently licensed or certified under applicable state law and may be subject to numerous Medicare and Medicaid participation and reimbursement regulations. We take steps to ensure that all independent physicians and our employees and agents have the necessary licenses and certifications with their respective licensing agency. We believe that our employees and agents as well as all independent physicians on staff comply with all applicable state licensure laws.

Corporate Practice of Medicine and Fee-splitting

Some states, such as Texas, have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians. Some states, including Texas, also have adopted laws that prohibit direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of license, civil and criminal penalties, and rescission of the business arrangements. These laws vary from state to state, are often vague and in most states have seldom been interpreted by the courts or regulatory agencies. We have structured our arrangements with healthcare providers to avoid the exercise of any responsibility on behalf of the physicians utilizing our hospitals that could be construed as affecting the practice of medicine and to comply with all such applicable state laws. However, we cannot assure you that governmental officials charged with the responsibility for enforcing these laws will not assert that we, or the transactions in which we are involved, are in violation of these laws. These laws also may be interpreted by courts in a manner inconsistent with our interpretations.

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

We have a variety of financial relationships with physicians who refer patients to our hospital. Physicians may own interests in our hospital and may also own our stock. We also have medical directorship agreements with some physicians. Although we believe that our arrangements with physicians have been structured to comply with the current law and available interpretations, we cannot assure you that regulatory authorities will not determine that these arrangements violate the Anti-kickback Statute or other applicable laws. If our arrangements were found to violate the anti-kickback law, we could be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid or other governmental healthcare programs such as workers’ compensation programs. Exclusion from these programs could result in significant reductions in revenue and could have a material adverse effect on our business.

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

Although we monitor all aspects of our business, due to the complexity and continuously evolving nature of the law, we cannot give assurance that federal regulatory authorities will not determine that any of our arrangements with physicians violate the Stark law. Additionally, the Stark law may be amended in ways that we cannot predict at this time, including possible changes to the current physician ownership and compensation exceptions and we cannot predict whether any other law or amendment will be enacted or the effect they might have on us.

State Anti-kickback and Physician Self-Referral Laws

The state of Texas, in which we operate, has adopted anti-kickback laws, some of which apply more broadly to all payers, not just to federal healthcare programs. Many of these state laws do not have safe harbor regulations comparable to the federal Anti-kickback Statute and have only rarely been interpreted by the courts or other government agencies. Based on court and administrative interpretations of the federal Anti-kickback Statute, we believe that the Anti-kickback Statute prohibits payments only if they are intended to induce referrals. However, the laws in most states, including Texas, regarding kickbacks have been subjected to more limited judicial and regulatory interpretation than federal law. Therefore, we can give you no assurances that our activities will be found to be in compliance with these laws. Noncompliance with these laws could subject us to penalties and sanctions and could have a material adverse effect on us.

A number of states, including Texas, have enacted physician self-referral laws that are similar in purpose to the Stark law but which impose different restrictions. Some states, for example, only prohibit referrals when the physician’s financial relationship with a healthcare provider is based upon an investment interest. Other state laws apply only to a limited number of designated health services. Some states do not prohibit referrals, but require that a patient be informed of the financial relationship before the referral is made. We believe that our operations are in material compliance with the physician self-referral laws of the state of Texas, in which our hospital is located, however, it is possible that different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our hospital, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated one or more of these laws could have a material adverse effect on our business, financial condition or results of operations and our business reputation.

Other Fraud and Abuse Provisions

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of certain federal fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. HIPAA also added a prohibition against incentives intended to influence decisions by Medicare beneficiaries as to the provider from which they will receive services. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive 10% of the overpayments recovered or $1,000, whichever is less, for providing information on Medicare fraud and abuse that lead to the recovery of at least $100 of Medicare funds. HIPAA was followed by The Balanced Budget Act of 1997, which created additional fraud and abuse provisions, including civil penalties for contracting with an individual or entity that the provider knows or should know is excluded from a federal healthcare program.

The Social Security Act also imposes criminal and civil penalties for making false claims and statements to Medicare and Medicaid programs. False claims include, but are not limited to, billing for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement, billing for unnecessary goods and services, and cost report fraud. Criminal and civil penalties may be imposed for a number of other prohibited activities, including failure to return known overpayments, certain gainsharing arrangements, and offering remuneration to influence a Medicare or Medicaid beneficiary’s selection of a healthcare provider. Like the Anti-

kickback Statute, these provisions are very broad. Careful and accurate coding of claims for reimbursement, as well as accurately preparing cost reports, must be performed to avoid liability.

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

In 2009, a law known as the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) was enacted. It was aimed at increasing the use of EHRs by physicians and hospitals. Hospitals and physicians who are “meaningful users” of EHRs may receive higher reimbursement rates through the Medicare and Medicaid reimbursement systems. Other significant changes made by HITECH include allowing state Attorneys General to assist in the enforcement of HIPAA and imposing the full HIPAA liabilities of Covered Entities on Business Associates as well. Additionally, the HITECH Act puts in place numerous changes to patient access to their protected health information and their privacy rights. Currently, we are reviewing and will amend all of the HIPAA policies and procedures in place at our Pasadena facility to comply with the HITECH changes.

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

Emergency Medical Treatment and Labor Act

Our hospital is subject to the Emergency Medical Treatment and Labor Act (“EMTALA”). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s dedicated emergency department for treatment and, if the patient is suffering from an emergency medical condition, either to stabilize that condition or to make an appropriate transfer of the patient to a facility that can stabilize the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. CMS has issued final regulations and interpretive guidelines clarifying various requirements under EMTALA. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital.

Although we believe that our emergency care practices are in compliance with EMTALA requirements, we cannot assure that CMS or others will not assert that our facility is in violation or predict any modifications that CMS will implement in the future.

Utilization Review

Federal regulations require that admissions and utilization of facilities by Medicare and Medicaid patients must be reviewed in order to ensure efficient utilization of facilities and services. The law and regulations require Quality Improvement Organizations (“QIOs”) to review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of diagnosis related group classifications and the appropriateness of cases of extraordinary length of stay. QIOs may deny payment for services provided, assess fines and also have the authority to recommend to the Department of Health and Human Services that a provider that is in substantial non-compliance with the standards of the QIOs be excluded from participating in the Medicare program.

Audits

As with most all hospitals, we are subject to numerous types of federal and state audits to validate the accuracy of claims submitted to the Medicare and Medicaid programs. If these audits identify overpayments, we could be required to make a substantial repayment of prior years’ payments subject to various administrative appeal rights. The federal and state governments contract with third-party auditors, some on a contingency fee basis. We periodically undergo claims audits by both federal and state auditors. To date there have been no material overpayments identified. However, potential liability from future federal or state audits could potentially be substantial. Further, Medicare and Medicaid regulations also provide for withholding Medicare and Medicaid overpayments in certain circumstances, which could adversely affect out cash flow.

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

Employees

As of October 22, 2011, the Company employed approximately 100 full-time employees. In addition, the Company employed 37 part-time/flex employees, which represent approximately 20 full-time equivalent employees.

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

For the fiscal year ended August 31, 2011, approximately 91% of our gross revenues of our Pasadena facility were generated from 11 surgeons. For the fiscal year ended August 31, 2010, approximately 87% of our gross revenues of our Pasadena facility were generated from 8 surgeons. The loss of physicians who provide significant net patient revenues for the Company may adversely affect our results of operations.

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

We are dependent on the services of our chief executive officer.

The Company’s future success will depend upon its ability to retain the services of its chief executive officer. Our chief executive officer’s extensive experience and reputation in the healthcare industry in Texas is essential to the success of our domestic operations, and his vision and contacts in China are essential to the success of our operations in that country. The Company does not have a written employment agreement with our chief executive officer providing for specific terms of employment, and does not carry any key man life insurance. The Company’s loss of its chief executive officer, especially if the loss is without advance notice, could have a material adverse effect on the Company’s business, financial condition or results of operations.

We hold accounts with certain financial institutions that exceed the FDIC and SIPC insurance limits in the U.S. and with financial institutions overseas.

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash investments and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insurance limits in the U.S. and with financial institutions overseas. At August 31, 2011, the Company had cash balances in excess of the FDIC and SIPC limits in the U.S. and in financial institutions overseas of $21.9 million. The management believes that these financial institutions are of high quality and the risk of loss is minimal. However, we could have a material adverse effect on the Company’s business, financial condition or results of operations if any of these financial institutions were to fail and we were unable to recover our cash balances.

Because managing hospitals in China is new and differs from our experience in managing hospitals in the U.S., our efforts to obtain management contracts in that country may not be successful, and any other hospitals we may manage may not be profitable.

We have invested a substantial amount of funds and management resources into the development of our business in China. Although currently we no longer manage any hospitals in China, we are developing strategies to provide our healthcare marketing activities there, and we are pursuing the development of medical clinics in China. There is no reliable history of foreign participation in the operation of hospitals in China on which to base our prospects for success. Our experience in managing hospitals in the U.S. may not fully equip us to manage hospitals in China with different government regulation, reimbursement programs, physician relationships and billing systems. Specifically, the limitations placed by the Department of Health of each province on allowable charges by the province hospitals for medical prescriptions and procedures will limit our ability to increase revenues based on costs per prescription or procedure.

The agreement under which Dynacq-Huai Bei previously managed the Second People’s Hospital in Rui An provided for substantial investment of funds in capital expenditures for that hospital, the repayment of liabilities, and the loan of certain amounts to that hospital, which resulted in a net operating loss of approximately $376,000 in fiscal 2011 during the first six months the Company was managing the hospital, $288,000 in fiscal 2010 and $2.6 million for the nine months during which it was subject to the management agreement in fiscal 2009. Due to continued losses at the Second People’s Hospital, the Company made the decision to terminate the management agreement with the Rui An City Department of Health, and is currently in negotiation with them to finalize the terms, including the effective date of termination.

Without the recruitment of new surgeons and a significant increase in patient volume, and/or an increase in the local government’s established allowable charges for the sale of prescription medications and medical services, the Company’s opportunity to realize profits from the management of hospitals in China is limited. Although management agreements on additional hospitals may vary in their terms, there can be no assurances that additional management agreements will be undertaken or, if undertaken, that the terms of those agreements will allow the Company to realize profits from the management arrangement.

We have no experience in any industry other than the operation of hospitals and medical office buildings, so the proposed expansion into other industries may involve unforeseen difficulties with which we are unable to deal effectively.

We are expanding our business interests into areas other than the hospital industry in China. There can be no assurance that we will be able to identify attractive acquisition opportunities or acquire new businesses at a price and on terms that are attractive or that, once acquired, the businesses will operate profitably. Acquisitions could expose the Company to unforeseen liabilities or risks associated with entering new markets or businesses. Consequently, we might not be successful in integrating our acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention and resources. Even if we are successful in integrating our acquisitions into our existing operations, we may not derive the benefits that we expect from such acquisitions, which may result in the commitment of capital resources without the anticipated returns on such capital. Competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions. Because of our lack of experience in these new industries, we may encounter issues with which we are not equipped to deal effectively and which may materially adversely affect our investments in those businesses.

We could owe the local government in China for apportionment of a portion of income in terms of the contract for Second People’s Hospital.

The management agreement for the Second People’s Hospital required that 1% of the drug income, and drug income in excess of 40% of total sales, of the hospital be paid to the government. This requirement was designed to control the cost of drugs by discouraging the sale by the hospital of drugs purchased from other than approved drug vendors. However, the local government has not published a list of approved drug vendors and therefore has not enforced the payment provision since the inception of the original management agreement. The Company has been advised by a local attorney that enforcement of that provision is remote, so it has not accrued the amount that would be payable to the local government if this provision were enforced. If the government were to enforce this provision, Dynacq-Huai Bei could potentially owe approximately $1.6 million to the government for the period of time since inception of the original management contract on the hospital to February 28, 2011, the effective date of termination of the contract.

Our business could be adversely affected by foreign currency fluctuation.

Because we have total assets of approximately $29.2 million which are denominated in currency other than the U.S. dollar (USD), we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During fiscal 2011 and 2010, fluctuation in the Euro – Hong Kong dollar and USD – RMB exchange rate resulted in exchange gains (losses) of $302,000 and $(342,000), respectively, which are included in rent and other income in our consolidated statements of operations.

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

The risks associated with international expansion could adversely affect our ability to expand our business. Expansion of our operations into new markets entails substantial working capital and capital requirements associated with complying with a variety of foreign laws and regulations, complexities related to obtaining agreements from foreign governments and third parties, foreign taxes, and financial risks, such as those related to foreign currency fluctuations. International expansion will also be subject to general geopolitical risks, such as political and economic instability and changes in diplomatic relationships. In many market areas, other healthcare facilities and companies already have significant presence, the effect of which could be to make it more difficult for us to attract patients and recruit qualified physicians. There can be no assurances that we will be able to successfully manage hospitals that we may enter into contracts to manage. The failure to do so, including the failure to attract patients and to recruit qualified physicians to those facilities, could have a material adverse effect on our business, financial condition and results of operations.

Our investments in marketable securities in foreign markets are subject to a high degree of risk and differences in market conditions than those in the U.S.

We have significant unrealized gains on our investments in available-for-sale securities. Approximately 31% of our assets are currently represented by foreign investment securities, which are generally less liquid, more volatile and harder to value than U.S. securities. These foreign investments are subject to unique risks such as currency risk, political, social and economic risk, and foreign market and trading risk. Foreign investments may be affected by political, social or economic events occurring in a country where the bonds are invested, which could cause the investments in that country to experience gains or losses. Lack of public information and uniform auditing, accounting and financial reporting standards in foreign countries make disclosure of investment information different from that available from domestic issuers. The trading markets for these investments are significantly less active than U.S. markets and may have less governmental regulation and oversight. Because of these risks, and others, there can be no assurance that the Company’s investments in securities in foreign markets will retain or increase in value or can be liquidated at a price or time favorable to the Company.

Risks Associated with our Industry

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (collectively, the “2010 Health Care Legislation”) may have a significant impact on our existing and future joint ventures.

The 2010 Health Care Legislation includes significant revisions to the portion of the Social Security Act commonly known as the “Stark law,” which generally prohibits physicians from referring Medicare and Medicaid patients to providers of enumerated “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement. Such referrals are deemed to be “self-referrals” due to the physician’s financial relationship with the entity providing the designated health services. An exception to the general self-referral prohibition, commonly known as the “Whole Hospital Exception,” previously existed under the Stark law for physician ownership and/or investment in an entire hospital (rather than a subdivision of a hospital), provided that certain requirements were met. Under the 2010 Health Care Legislation, the availability of the Whole Hospital Exception will depend on physician ownership or investment in a new hospital entity and the existence of a provider agreement by December 31, 2010, provided certain other conditions are met. The 2010 Health Care Legislation also provides that the percentage of physician ownership or investment interests held in a new hospital entity by physician owners or investors cannot exceed the percentage that existed as of March 23, 2010, the date on which the legislation was enacted. The interplay of the dates under these two provisions of the 2010 Health Care Legislation and other related matters creates uncertainty that has not yet been clarified by regulation or other interpretive guidance. Moreover, under the 2010 Health Care Legislation, except in certain circumstances pursuant to an expansion exception process that has yet to be formally established, the number of operating rooms, procedure rooms and licensed beds in a hospital having physician ownership cannot be increased beyond the amount that existed on March 23, 2010. The provisions of the 2010 Health Care Legislation, that are described herein, could have a significant impact on our existing and future joint ventures.

If we fail to comply with the extensive laws and complex government regulations applicable to us, we could suffer penalties or be required to make significant changes to our operations.

The U.S. healthcare industry is highly regulated and must comply with extensive government regulation at the federal, state and local levels. Hospitals must meet requirements for licensure, certification to participate in government programs and accreditation. In addition, there are regulatory requirements related to areas such as adequacy and quality of medical care, relationships with physicians and other referral sources (Anti-kickback Statute and Stark law, for example), qualifications of medical and support personnel, billing for services, confidentiality of medical records, emergency care and compliance with building codes. While we believe that we are in substantial compliance with these extensive government laws and regulations, if we fail to comply with any of the laws or regulations we could be subject to criminal penalties and civil sanctions, and our facilities could lose their licenses and their ability to participate in federal and state healthcare programs. In addition, government laws and regulations, or the interpretation of such laws and regulations, may change. In that case, we may have to make changes in our facility, equipment, personnel, services or business structures so that our facility may remain licensed and qualified to participate in federal and state programs. If the rules governing reimbursement are revised or interpreted in a different manner or if a determination is made that we did not comply with these requirements, we could be subject to denials of payment or recoupment of payments already received for services provided to patients.

Specifically, the federal Anti-kickback Statute and the Stark law are very broad in scope, and many of their provisions have not been uniformly or definitively interpreted. See Business – Government Regulation for an in-depth description of those statutes. If the ownership distributions paid to physicians by our hospital is found to constitute prohibited payments made to physicians under the Anti-kickback Statute, physician self-referral or other fraud and abuse laws, our business may be adversely affected. Other companies within the healthcare industry continue to be the subject of federal and state investigations that could increase the risk that we may become subject to similar investigations in the future.

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

Our revenues may be negatively affected by a reduction in payments from third-party payers, a shift in the surgical mix, government cost controls and/or other circumstances over which we have no control.

We are dependent upon private and governmental third-party sources of payment for the services provided to patients in our hospital. The amount of payment our hospital receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including federal and state regulations and the cost containment and utilization decisions of third-party payers. The Company’s decision to participate in certain managed care contracts may not result in an increase in patient revenues if we are unable to obtain favorable managed care contracts, we are excluded from participation in a managed care contract, or the reimbursement rate for the procedure performed is too low.

Further, complicated reimbursement rules that are subject to interpretation may subject us to denials of payment for services provided or to recoupments of payments already received. We have no control over the number of patients that are referred to our hospital annually or whether such patients will be admitted as inpatients that typically have a higher reimbursement rate per procedure, or outpatients. Fixed fee schedules, capitation payment arrangements, exclusion from participation in managed care programs or other factors affecting payments for healthcare services over which we do not have control could also cause a reduction in our revenues.

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

Our hospital faces competition for patients from other hospitals and healthcare providers.

The healthcare business is highly competitive, and competition among hospitals and other healthcare providers for patients has intensified in recent years. Generally, other hospitals in the local communities served by most U.S. hospitals provide services similar to those offered by our hospital. In addition, the number of freestanding specialty hospitals and surgery and diagnostic centers in the geographic area in which we operate has increased significantly. As a result, our hospital operates in an increasingly competitive environment. Some of the hospitals that compete with our hospital are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Increasingly, we are facing competition by physician-owned freestanding surgery centers that compete for market share in high margin services and for quality physicians and personnel. If our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their healthcare facilities, we may experience a decline in patient volume.

Our hospital faces competition for staffing, which may increase our labor costs and reduce profitability.

Our operations are dependent on the effort, abilities and experience of the management and medical support personnel, such as nurses, pharmacists and lab technicians, as well as our physicians. We compete with other healthcare providers in recruiting and retaining qualified management and medical support personnel responsible for the day-to-day operations of our hospital. In the U.S. market, the availability of nurses and other medical support personnel has become a significant operating issue to healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs could have a material adverse effect on our results of operations.

Market Risks Related to Our Stock

A single stockholder controls a majority of our outstanding shares.

Our chairman and chief executive officer, Mr. Chiu Chan, beneficially owns an aggregate of approximately 58% of our issued and outstanding common stock as of August 31, 2011. As a majority stockholder, he is able to control all matters requiring stockholder approval, including the election and removal of any directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, he is in a position to control the management of our business and the appointment of executive officers as well as all management personnel. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control, or impeding a merger or consolidation, takeover or other business combination or sale of all or substantially all of our assets. Mr. Chiu Chan’s interests may conflict with those of other stockholders. In the event that he elects to sell significant amounts of shares of common stock in the future, such sales could depress the market price of our common stock, further increasing the volatility of our trading market.

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

In addition to approximately 85.6 million shares of common stock we have that are authorized to issue but are unissued, our board may issue up to 5 million shares of preferred stock which may have greater rights than our common stock, without seeking approval from holders of our common stock. In addition, we are obligated to issue an aggregate of approximately 2.2 million shares of common stock upon the exercise of options outstanding under our 2000 Incentive Plan. None of these options have an exercise price which is lower than the market price at August 31, 2011. The shares that could be issued upon exercise of the outstanding options represent approximately 15% of our currently outstanding shares of common stock. Additional shares are subject to options not yet granted under the Year 2011 Stock Incentive Plan, and we may grant additional options or warrants in the future to purchase shares of our common stock not under the plan. The exercise price of each option granted under our option plan is equal to the fair market value of the shares on the date of grant, although that price may be substantially less than the value per share on the date of exercise.

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

•

The Company leases, on a short term renewable basis, an apartment for approximately $17,000 per month in Hong Kong for our chief executive officer, who is continuing to make efforts to develop the Company’s operations in China.

•

In March 2010, the Company purchased an apartment in Hong Kong as an investment for $2,014,207. The Company obtained an 18-year mortgage loan of $1,245,775 from a financial institution, with a variable interest rate at the lower of 3-month Hang Seng Interbank Offered Rates plus 0.7% or 2.9% below the Hong Kong Dollar best lending rate quoted by the financial institution. The effective interest rate at August 31, 2011 was 0.98%.

•

As part of assets of discontinued operations, the Garland facility, including an approximately 90,000 square foot hospital, an approximately 27,000 square foot medical office building and approximately 22.7 acres of land in Garland, Texas, is owned by a wholly-owned subsidiary of the Company.

Item 3.	Legal Proceedings.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our

Texas facilities’ fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue Recognition for a detailed description of the medical dispute resolution (“MDR”) process and our accounts receivable. The Company cannot predict whether any future litigation or administrative proceeding to which it may become a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Nasdaq Global Market under the symbol “DYII”.

The following table sets forth the high and low bid prices of the common stock for the period from September 1, 2009 to August 31, 2011. These over-the-counter prices reflect inter-dealer prices, without retail mark-ups, mark-down or commissions, and may not necessarily represent actual transactions.

	Highs	Lows
FISCAL YEAR 2011
Fourth Quarter	$2.09	$1.60
Third Quarter	2.18	1.63
Second Quarter	2.55	1.84
First Quarter	2.58	1.90

FISCAL YEAR 2010
Fourth Quarter	$2.65	$2.01
Third Quarter	3.49	2.50
Second Quarter	4.12	2.81
First Quarter	3.75	3.10

As of November 4, 2011, there were approximately 385 record owners of the Company’s common stock. This number does not include stockholders who hold the Company’s securities in nominee accounts with broker-dealer firms or depository institutions.

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

Securities Authorized For Issuance under Equity Compensation Plans

The following table provides information as of August 31, 2011, with respect to the Company’s equity compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in first column)
Plans approved by shareholders	2,205,691	$2.41	15,000,000
Plans not approved by shareholders	—	—	—

Total	2,205,691	$2.41	15,000,000

Recent Sales of Unregistered Securities

On July 7, 2011, the Company issued an aggregate of 250,000 shares of its common stock to Dr. Garry Craighead. The Company issued 125,000 of the shares as consideration for Dr. Craighead’s employment as the Company’s chief development officer, and issued the other 125,000 as consideration for the acquisition of a 15% and 40% membership interest in CCM&D and GreenTree, respectively. The Company issued the common stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a single offeree; (iii) there was no public solicitation; (iv) the investment intent of the offeree; (v) the offeree represented he was an “accredited investor” and (vi) the restriction on transferability of the securities issued. The Company has sent a formal demand letter requesting that Dr. Craighead return all 250,000 shares back to the Company. This request is based on the termination of his employment as chief development officer on September 14, 2011 and the Company’s rescission of the Common Stock Purchase Agreement it previously entered into to acquire the minority membership interests in CCM&D and GreenTree.

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

Our operating results for all periods presented reflect operations of our Garland facility in the U.S. and all of our subsidiaries in China and Hong Kong, except for Dynacq Huai-Bei and Sino Bond, as discontinued operations.

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

The table below sets forth the percentage of our gross patient service revenue by financial class for our Pasadena facility for the fiscal years 2011 and 2010:

	2011	2010
Workers’ Compensation	26%	34%
Commercial	39%	32%
Medicare	17%	22%
Medicaid	1%	1%
Self-Pay	13%	9%
Other	4%	2%

Contractual Allowance

The Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received, up to 30 days after the end of the period, for the services performed and also estimating amounts collectible for the services performed within the last six months. The following table shows gross revenues and contractual allowances for our Pasadena facility for fiscal years 2011 and 2010:

	2011	2010
Gross billed charges	$22,138,821	$42,404,922
Contractual allowance(1)	24,116,028	30,203,286

Net revenue	$(1,977,207)	$12,201,636

Contractual allowance percentage(1)	109%	71%

(1)

The contractual allowance percentage, excluding the stop-loss fee dispute amount booked in the quarter ended May 31, 2011, which is discussed below, would have been 63% for the year ended August 31, 2011.

A significant amount of our net revenue results from Texas workers’ compensation claims, which are governed by the rules and regulations of the Texas Department of Workers’ Compensation (“TDWC”) and the workers’ compensation healthcare networks. If our hospital chooses to participate in a network, the amount of revenue that will be generated from workers’ compensation claims will be governed by the network contract.

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

A petition asking the Texas Supreme Court to review the Third Court of Appeals decision has been denied. Therefore, the Company is bound by the Third Court of Appeals decision. The Texas Supreme Court’s decision has further delayed final adjudication in these pending stop-loss cases. The uncertain outcome in these cases will depend on a very lengthy process. We anticipate further, lengthy litigation at the Travis County District Courts and the Texas Courts of Appeals. Because of this lengthy process and the uncertainty of recovery in these cases, collection of a material amount of funds in these pending stop-loss cases is not anticipated during the 2012 fiscal year.

Through August 2011, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $3.7 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. Subsequent to the year ended August 31, 2011, in September and October 2011, the Company has deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.7 million, not including prejudgment interest. The Company has appealed the judgments requiring a refund to the carriers. The appeal of the refund judgments will progress simultaneously to the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and will likely be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that voluntary payments refunded to the carriers will be recaptured.

Due to the uncertainties associated with these stop-loss fee dispute cases, the Company has recognized an increase of $10,254,990 in the contractual allowance at our Pasadena facility (and an additional $779,583 in the contractual allowance at our Garland facility, which is classified as discontinued operations), and $1,751,478 in interest expense at our Pasadena facility (and an additional interest expense of $132,339 at our Garland facility). The increase in the contractual allowance resulted in the $1,977,207 negative revenue for the Pasadena facility for the year ended August 31, 2011.

Claims regarding payment for hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and ultimately in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges. In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases, which have been appealed to the Travis County district courts, challenge the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling has been appealed to and was upheld by the Third Court of Appeals on August 26, 2010. The Texas Supreme Court denied a petition asking for review of the Third Court of Appeals decision. The unfavorable interpretation by the Texas Courts of Appeal in our lead case negatively affects the recovery of additional reimbursement, not only in the lead case, but in the remaining 178 pending cases. Consequently, the Company is bound by the Third Court of Appeals’ ruling that interprets the applicable statute and fee guideline to require that the amount that will be paid to a provider must not only be at a “fair and reasonable rate” but also must “ensure the quality of medical care” and “achieve effective cost control” and be the same or less than that charged to others with an equivalent standard of living. This ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided in 2001 and 2002 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008, when the Guidelines took effect. Since the Third Court of Appeals’ unfavorable ruling, collection, if any, in these cases depends on the Company’s ability to establish the criteria in this ruling. The Company anticipates that it will be given the opportunity to establish the criteria in several hundred cases currently pending at SOAH during the 2012 fiscal year.

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

Discontinued Operations

Revenue Recognition Policy

In China, the local government Department of Health establishes billing rates for a hospital’s sale of prescription medication and medical services. A majority of the services provided by Second People’s Hospital is to cash pay patients, who pay for the services in advance. For services provided under the local government’s social healthcare insurance program, we are generally paid at approximately 95% of billed charges two to three months after the date of service. The remaining 5% of billed charges is evaluated by the local government Department of Health on a semi-annual basis and may be paid to the hospital after that evaluation is complete. As of February 28, 2011, the Company made the decision to terminate the management agreement with the Rui An City Department of Health, and is currently in negotiation with them to finalize the terms, including the effective date of termination. The Company had bad debt expenses of $24,755 and $17,552 for the six months ended February 28, 2011 and the year ended August 31, 2010, respectively, related to denials under the social healthcare insurance program. Since the amount of bad debt expense is minimal, it has been included with Other Operating Expenses in the income statement.

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

Results of Operations

	Year Ended August 31, 2011			Year Ended August 31, 2010
	U.S. Division	Corporate	Total	U.S. Division	Corporate	Total
Net patient service revenue	$(1,977,207)	$—	$(1,977,207)	$12,201,636	$—	$12,201,636

Costs and expenses:
Compensation and benefits	4,272,368	3,146,329	7,418,697	5,214,839	3,681,941	8,896,780
Medical services and supplies	1,490,251	—	1,490,251	3,266,426	—	3,266,426
Other operating expenses	3,893,930	4,391,141	8,285,071	5,195,420	3,536,611	8,732,031
Depreciation and amortization	445,971	181,479	627,450	453,193	178,898	632,091

Total costs and expenses	10,102,520	7,718,949	17,821,469	14,129,878	7,397,450	21,527,328

Operating loss	(12,079,727)	(7,718,949)	(19,798,676)	(1,928,242)	(7,397,450)	(9,325,692)

Other income (expense):
Rent and other income	48,107	2,052,744	2,100,851	19,071	126,382	145,453
Interest income	—	1,343,667	1,343,667	—	1,762,433	1,762,433
Interest expense	(1,777,649)	(12,014)	(1,789,663)	(26,586)	(9,646)	(36,232)

Total other income (expense), net	(1,729,542)	3,384,397	1,654,855	(7,515)	1,879,169	1,871,654

Loss before income taxes from continuing operations	$(13,809,269)	$(4,334,552)	(18,143,821)	$(1,935,757)	$(5,518,281)	(7,454,038)

Benefit for income taxes			2,941,060			2,358,028

Loss from continuing operations			(15,202,761)			(5,096,010)
Discontinued operations, net of income taxes			(3,913,471)			(2,976,231)
Loss on disposal of discontinued operations, net of income taxes			(121,577)			—

Net loss			(19,237,809)			(8,072,241)
Less: Net loss attributable to noncontrolling interest			15,978			197,150

Net loss attributable to Dynacq Healthcare, Inc.			$(19,221,831)			$(7,875,091)

Operational statistics (Number of medical procedures) for Pasadena facility:
Inpatient:
Bariatric	73			86
Orthopedic	33			140
Other	28			57

Total inpatient procedures	134			283

Outpatient:
Orthopedic	87			186
Other	537			759

Total outpatient procedures	624			945

Total procedures	758			1,228

Comparison of the Fiscal Years Ended August 31, 2011 and August 31, 2010

U.S. Division

Through August 2011, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $3.7 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. Subsequent to the year ended August 31, 2011, in September and October 2011, the Company has deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.7 million, not including prejudgment interest. The Company has appealed the judgments requiring a refund to the carriers. The appeal of the refund judgments will progress simultaneously to the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and will likely be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that voluntary payments refunded to the carriers will be recaptured.

Due to the uncertainties associated with these stop-loss fee dispute cases, the Company recognized an increase of $10,254,990 in the contractual allowance at our Pasadena facility (and an additional $779,583 in the contractual allowance at our Garland facility, which is classified as discontinued operations), and $1,751,478 in interest expense at our Pasadena facility (and an additional interest expense of $132,339 at our Garland facility). The increase in the contractual allowance resulted in the $1,977,207 negative revenue for the Pasadena facility for the year ended August 31, 2011.

Excluding the above mentioned stop-loss contractual allowance of $10,254,990, net patient service revenue decreased by $3,923,853, or 32%, from $12,201,636 to $8,277,783, and total surgical cases decreased by 38% from 1,228 cases for the year ended August 31, 2010 to 758 cases for the year ended August 31, 2011. While the number of cases decreased by 38%, net patient service revenue decreased by 32%. The change in percentage decrease in net patient service revenue compared to the decrease in the number of cases is primarily due to a change in the surgical mix of cases. Decreases in net patient revenues and number of cases are generally attributable to the loss of physicians from our medical staff.

Total costs and expenses decreased by $4,027,358, or 29%, from $14,129,878 for the year ended August 31, 2010 to $10,102,520 for the year ended August 31, 2011. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $942,471, or 18%, primarily associated with reduction in workforce due to lower net patient service revenues.

•

Medical services and supplies expenses decreased by $1,776,175, or 54%, while the number of surgery cases decreased 38%. The percentage decrease in medical services and supplies was higher than the percentage decrease in the number of surgery cases due to a 53% decrease in inpatient cases, which typically require more medical services and supplies, and due to a change in the surgical mix of cases.

•

Other operating expenses decreased by $1,301,490, or 25%. Marketing expenses, included in other operating expenses, decreased by $976,000, from $1,738,000 for the year ended August 31, 2010 to $762,000 for the year ended August 31, 2011. The decrease in marketing expenses and in other operating expenses was associated with lower net revenues.

Other income (expense) for the year ended August 31, 2011 of $(1,729,542) includes interest expense of $1,777,649 primarily associated with the stop-loss cases discussed above.

Corporate Division

Compensation and benefits for the Corporate Division includes $276,463 and $377,875 of non-cash compensation expense for the year ended August 31, 2011 and 2010, respectively, related to employees’ incentive stock options granted in fiscal years 2007 and 2011. Compensation expense for 2011 also includes $232,500 towards stock awards made during the year. It also includes all corporate personnel compensation and benefits. The decrease of approximately 15% in 2011, compared to 2010, is due to the non-cash compensation expense true-up in 2011 based on forfeiture of incentive stock options, and due to a reduction in corporate staff as well as reduction in compensation to the chief executive officer and the chief financial officer of the Company for part of the period in 2011.

Other operating expenses includes primarily administrative expenses for managing the various projects the Company is undertaking in China and Hong Kong, related marketing expenses and rent for an apartment for our chief executive officer in Hong Kong. It also includes all the corporate personnel costs in the U.S. and other professional fees such as legal expenses and audit expenses. Other operating expenses increased by $854,530, from $3,536,611 for the year ended August 31, 2010 to $4,391,141 for the year ended August 31, 2011. The marketing cost in Hong Kong increased from $875,000 for the fiscal year ended August 31, 2010 to $1,650,000 for the year ended August 31, 2011. The expense for 2011 includes $1,050,000 for estimated marketing expenses to be incurred in fiscal years 2012 and 2013 based on a contract with Kenkon Limited, which expires in May 2013. The Company believes that the proposed businesses being pursued in China and Hong Kong will eventually be beneficial; however, due to no immediate project in an advanced stage, the Company has expensed the contractual obligation through the term of the contract as of August 31, 2011. Similarly, in fiscal year 2011, the Company has expensed the prepaid rent of $94,000 for the apartment in Hong Kong for its chief executive officer, and has also expensed in fiscal year 2011 $228,000 in administrative support services fees that are contractually obligated to be incurred in fiscal year 2012. Excluding these expenses booked in fiscal year 2011 that are to be incurred in fiscal years 2012 and 2013, other operating expenses decreased by $517,000, due to a decrease in the overall business activities of the Company.

Rent and other income increased by $1,926,362, from $126,382 for the year ended August 31, 2010 to $2,052,744 for the year ended August 31, 2011. Rent and other income for the year ended August 31, 2011 includes (a) a $720,696 refund received from the Rui An City Department of Health as part of the negotiation of termination of the assignment agreement to manage the Third People’s Hospital, and write-off of associated liabilities of $43,840 (the decision to terminate the agreement was based on the continued delays in the construction of the hospital), (b) a gain of $1.3 million on call of a bond which was part of its available-for-sale securities’ holdings with a book cost of $700,000, (c) foreign currency exchange gains of $302,000 primarily on investments in Euro bonds, and (d) a loss of $365,000 on short-term investments in the equity securities in Hong Kong. Rent and other income for the year ended August 31, 2010 includes (a) foreign currency exchange losses of $342,000 primarily on investments in Euro bonds, (b) a gain of $193,000 on short-term investments in the equity securities in Hong Kong, and (c) various other incomes totaling approximately $275,000.

Interest income of $1,343,667 and $1,762,433 for the year ended August 31, 2011 and 2010, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

During the fiscal year ended August 31, 2009, the Company invested approximately $9.1 million of its available cash in marketable securities. During the quarter ended August 31, 2011, one of these marketable securities with a book cost of $700,000 was called for a gain of $1.3 million. As of August 31, 2011 and November 16, 2011, the balance of these securities is valued at approximately $18.7 million and $14.7 million, respectively. Unrealized gains in these investments of $10.0 million are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at August 31, 2011, net of taxes of $3.5 million. The Company intends to hold, or sell if market conditions change, and manage these investment securities until it is able to identify and fund other attractive opportunities in China. During the year ended August 31, 2011 and 2010, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had (losses) gains of $(365,000) and $193,000, respectively. The Company, through a subsidiary in Hong Kong, has expanded its investments in debt and equity securities in Europe and Asia and has engaged the services of an investment banker to recommend such investment opportunities. The Company’s primary investment focus will be on growth companies from mainland China. The Company anticipates making short-term investments in these entities through initial public offerings (held mostly through the Hong Kong Stock Exchange) and pre-initial public offerings.

Discontinued Operations

Garland Facility (discontinued operations)

Due to the uncertainties associated with the stop-loss fee dispute cases discussed above, the Company recognized an increase of $779,583 in the contractual allowance, and an additional interest expense of $132,339, at our Garland facility.

Excluding the above mentioned stop-loss contractual allowance of $779,583, net patient service revenue decreased by $8,345,484, or 82%, from $10,211,522 to $1,866,038, and total surgical cases decreased by 63% from 796 cases for the year ended August 31, 2010 to 298 cases for the year ended August 31, 2011. While the number of cases decreased by 63%, net patient service revenue decreased by 82%. The higher percentage decrease in net patient service revenue compared to the decrease in the number of cases is primarily due to a 91% decrease in inpatient cases and due to a change in the surgical mix of cases. Decreases in net patient revenues and number of cases are generally attributable to the loss of physicians from our medical staff.

Total costs and expenses decreased by $8,173,063, or 57%, from $14,427,333 for the year ended August 31, 2010 to $6,254,270 for the year ended August 31, 2011. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $2,967,524, or 55%, primarily associated with reduction in workforce due to lower net patient service revenues.

•

Medical services and supplies expenses decreased by $2,766,277, or 78%, while the number of surgery cases decreased 63%. The percentage decrease in medical services and supplies was higher than the percentage decrease in the number of surgery cases due to a 91% decrease in inpatient cases, which typically require more medical services and supplies, and due to a change in the surgical mix of cases.

•

Other operating expenses decreased by $2,018,571, or 40%. Marketing expenses, included in other operating expenses, decreased by $1,440,000, from $1,565,000 for the year ended August 31, 2010 to $125,000 for the year ended August 31, 2011. The decrease in marketing expenses and in other operating expenses was associated with lower net revenues.

Other income (expense) for the year ended August 31, 2011 of $(129,505) includes interest expense of $136,509 primarily associated with the stop-loss cases discussed above.

Corporate (discontinued operations)

The Corporate Division revenue includes net patient service revenues from Second People’s Hospital in Rui An, China. Due to continued losses at the Second People’s Hospital, the Company made the decision to terminate the management agreement as of February 28, 2011 with the Rui An City Department of Health, and is currently in negotiation with them to finalize the terms, including the effective date of termination. The loss before income taxes at the Second People’s Hospital for the six months ended February 28, 2011, which is the termination date of the management agreement, was $375,890. The net loss for the year ended August 31, 2010 at the Second People’s Hospital was $287,776. The increase in loss during the current period is due to a reduction in revenues, and also due to write-down of fixed assets and inventory of $187,041.

The Corporate Division also includes other operating expenses the Company incurred at some of its subsidiaries in China while pursuing various projects. All of the Company’s foreign subsidiaries, except for Dynacq Huai-Bei and Sino Bond, have been reclassified as discontinued operations. The Company incurred $620,000 in other operating expenses at these subsidiaries in fiscal year 2011, which includes $260,000 write-down of inventory of artifacts, and various other set up costs and operating costs of these subsidiaries in 2011. In 2010, the other operating expenses incurred at these subsidiaries were $100,000.

The benefit for income taxes in fiscal 2011 and 2010 was 16.2% and 32.5%, respectively. The percentage benefit for income taxes in fiscal 2011 was lower due to the uncertainty of the Company’s ability to recognize the benefit from the net operating losses, and, therefore, the Company has recorded a full valuation allowance against the deferred tax assets.

Liquidity and Capital Resources

The Company maintained sufficient liquidity to meet its business needs in fiscal 2011. As of August 31, 2011, its principal source of liquidity was $25.5 million in cash and net accounts receivable, and $20.2 million in investments in trading securities and available-for-sale securities. The Company has approximately $24.3 million in cash as of August 31, 2011, the majority of which is deposited in national and international banks. The amounts at these financial institutions overseas do not have insurance protection and in the U.S. are substantially in excess of FDIC and Securities Investor Protection Corporation insurance limits; however, management believes that these financial institutions are of high quality and the risk of loss is minimal.

Cash flows from operating activities

Cash flow used in operating activities for continuing activities was $899,892 during fiscal year 2011, primarily due to a net loss before discontinued operations of $15,186,783, changes in income tax related accounts of $1,027,835, and a net gain on investments in securities of $935,279. These decreases were partially offset by decreases in accounts receivable of $1,106,783, depreciation and amortization expenses of $627,450, and net increases in accounts payable and accrued liabilities of $13,420,792. Due to the uncertainties associated with the stop-loss fee dispute cases, the Company recognized an increase of $10,254,990 in the contractual allowance and $1,751,478 in interest expense at our Pasadena facility. Subsequent to the year ended August 31, 2011, in September and October 2011, the Company has deposited $4.0 million as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds in these stop-loss fee dispute cases.

In addition, cash flow used in operating activities for discontinued operations was $3,168,703 during fiscal year 2011, primarily due to a net loss from discontinued operations of $4,035,048, partially offset by reduction in inventory of $417,386 at the Garland facility.

Total cash flow used in operating activities for continuing and discontinued operations combined was $4,068,595 during fiscal year 2011.

Cash flows from investing activities

Cash flow provided by investing activities for continuing activities was $148,379 primarily due to call of a bond which was part of investment available-for-sale security for $2.0 million, with a gain of $1.3 million. In addition, the Company purchased trading securities of $6,304,748 and made related sales on part of these securities of $4,460,659. As of August 31, 2011, the Company is holding certain trading securities with a fair market value of $1,471,644.

In addition, cash flow used in investing activities for discontinued operations was $104,385 towards purchase of equipment.

Total cash flow provided by investing activities for continuing and discontinued operations combined was $43,994 during fiscal year 2011.

Cash flows from financing activities

Cash flow used in financing activities for continuing activities was $212,878. In September 2010, the Company borrowed $65,000 as note payable from a financial institution at an interest rate of 6%. This note payable is to be repaid in 24 monthly installments and is secured by specific equipment purchased at our Pasadena facility. The Company has paid $28,850 during the year ended August 31, 2011 towards this note payable. In addition, the Company paid $63,709 towards a mortgage loan for the purchase of an apartment in Hong Kong. The Company also made payments of $86,969 on equipments purchased on capital lease for its Pasadena facility. During fiscal 2011, the Company purchased all the noncontrolling interests at its Pasadena facility for $98,350.

In addition, cash flow used in financing activities for discontinued operations was $43,112 towards payments on capital lease of equipment.

Total cash flow used in financing activities for continuing and discontinued operations combined was $255,990 during fiscal year 2011.

The Company had working capital of $15,694,018 as of August 31, 2011, and maintained a liquid position by a current ratio of approximately 1.7 to 1.

We believe we will be able to meet our ongoing liquidity and cash needs for fiscal year 2012 through the combination of available cash and cash flow from operations.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us.

Contractual Obligations and Commitments

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has booked, in fiscal year 2011, an increase of $12.9 million in the contractual allowance and related interest expense at our Pasadena and Garland facilities. For a detailed discussion of this, see Revenue Recognition Policy under Note 1 to the Consolidated Financial Statements. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $3.7 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. Subsequent to the year ended August 31, 2011, in September and October 2011, the Company has deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.7 million, not including prejudgment interest. The Company has appealed the judgments requiring a refund to the carriers. The appeal of the refund judgments will progress simultaneously to the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and will likely be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that voluntary payments refunded to the carriers will be recaptured.

Total rent and lease expenses paid by the Company for the fiscal years 2011 and 2010 were approximately $470,000 and $447,000, respectively. The Company’s total minimum rental commitments under noncancellable operating leases are approximately $160,000 in the next five fiscal years.

The Company has contracts with doctors to manage various areas of the Company’s hospital and other service agreements. Payments made under these agreements for the fiscal years ending August 31, 2011 and 2010 were

$1,296,000 and $1,305,000, respectively. The Company’s minimum commitments under these contracts are approximately $725,000, all of which is payable in fiscal year 2012.

The Company has administrative support services agreements with outside organizations for administrative support services. Payments made related to these agreements for fiscal years 2011 and 2010 were $433,000 and $342,000, respectively. The Company has a total commitment of approximately $332,000, all of which is to be incurred in the next two fiscal years related to these administrative support services agreements.

The Company, through its subsidiary, also had agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Pasadena facility. The facility received bariatric and orthopedic referrals from other sources, and the organizations referred clients to other area hospitals. Payments made related to these agreements for the fiscal years 2011 and 2010 were $762,000 and $1,738,000, respectively. The Company has since cancelled these agreements in the first quarter of fiscal year 2011, and does not have a commitment related to these agreements anymore, and markets on a month-to-month basis.

The Company has a note payable commitment for purchase of equipment for the Pasadena facility at an interest rate of 6%, secured by the said equipment of approximately $37,000, the majority of which is to be paid in fiscal year 2012.

The Company, through its subsidiary, also had agreements with outside organizations for management support and marketing agreements to develop strategies to lead the Company’s marketing activities in China and Southeast Asia, including but not limited to recruitment of physicians, multi-media advertising and enhancing the reputation of the Company’s healthcare services. Payments made related to these agreements for the fiscal years 2011 and 2010 were $600,000 and $875,000, respectively. The Company has a total commitment of approximately $1,050,000 to be incurred in the next two fiscal years related to these marketing agreements. The Company believes that the proposed businesses being pursued in China and Hong Kong will eventually be beneficial; however, due to no immediate project in an advanced stage, the Company has expensed the contractual obligation of $1,050,000 through the term of the contract as of August 31, 2011.

The Company has a note payable commitment of $75,000 per year for the next 16.5 years related to an apartment purchased in Hong Kong as an investment. The Company obtained an 18-year mortgage loan of $1,245,775 from a financial institution, with a variable interest rate at the lower of 3-month Hang Seng Interbank Offered Rates plus 0.7% or 2.9% below the Hong Kong Dollar best lending rate quoted by the financial institution. The effective interest rate at August 31, 2011 was 0.98%. The total amount to be paid as of August 31, 2011 is approximately $1.3 million.

The Company has purchased some equipment under capital leases, and has a total commitment to pay $316,000 under these leases, of which $113,000 is payable in fiscal year 2012, $113,000 in 2013 and $90,000 in 2014.

These commitments mentioned above total $16.8 million, of which $14.9 million is payable in fiscal year 2012, $679,000 in 2013, $177,000 in 2014, $83,000 in 2015, $81,000 in 2016, and approximately $874,000 is payable after five years.

Discontinued Operations

Total rent and lease expenses paid by the Company for its discontinued operations for the fiscal years 2011 and 2010 were approximately $225,000 and $255,000, respectively. The Company’s total minimum rental commitments under noncancellable operating leases are approximately $321,000.

The Company has contracts with doctors to manage various areas of the Company’s hospital and other service agreements. Payments made under these agreements for the fiscal years ending August 31, 2011 and 2010 were $668,000 and $1,207,000, respectively. The Company’s minimum commitments under these contracts are approximately $35,000, all of which is payable in fiscal year 2012.

The Company has administrative support services agreements with outside organizations for administrative support services. Payments made related to these agreements for fiscal years 2011 and 2010 were $210,000 and $249,000, respectively. The Company has a total commitment of approximately $103,000, all of which is to be incurred in fiscal year 2012, related to these administrative support services agreements.

The Company, through its subsidiary, also had agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Garland facility, before its closure in September 2011. The facility received bariatric and orthopedic referrals from other sources, and the organizations referred clients to other area hospitals. Payments made related to these agreements for the fiscal years 2011 and 2010 were $124,500 and $1,565,000, respectively. The Company has since cancelled these agreements in the first quarter of fiscal year 2011, and does not have a commitment related to these agreements anymore.

These commitments mentioned above for discontinued operations total $459,000.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Dynacq Healthcare, Inc. (the “Company”), as of August 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynacq Healthcare, Inc. at August 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ KWCO, P. C.

KWCO, P. C.

(Formerly Killman, Murrell & Company, P.C.)

Houston, Texas

November 16, 2011

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	August 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$24,315,160	$27,665,945
Accounts receivable, net of contractual allowances of approximately $188,513,000 and $211,401,000 at August 31, 2011 and 2010, respectively	1,192,279	2,299,062
Inventories	550,441	570,879
Trading securities	1,471,644	—
Interest receivable	192,366	354,461
Prepaid expenses	272,414	485,679
Income tax receivable	2,363,724	4,026,783
Assets of discontinued operations	6,909,527	7,616,518
Deferred tax assets	—	616,474

Total current assets	37,267,555	43,635,801
Investments available-for-sale	18,722,274	21,923,992
Investment in real estate, net	1,941,041	1,992,687
Property and equipment, net	7,168,864	7,882,067
Income tax receivable	868,249	868,249
Other assets	255,517	260,737

Total assets	$66,223,500	$76,563,533

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	August 31,
	2011	2010
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,346,720	$2,847,297
Accrued liabilities	18,430,553	4,424,660
Current portion of notes payable	97,918	62,289
Current portion of capital lease obligations	94,044	76,122
Liabilities of discontinued operations	604,302	689,232
Current taxes payable	—	3,000

Total current liabilities	21,573,537	8,102,600
Non-current liabilities:
Long-term portion of notes payable	1,093,961	1,157,150
Long-term portion of capital lease obligations	189,161	259,460
Deferred tax liabilities	—	3,961,237

Total liabilities	22,856,659	13,480,447

Commitments and contingencies
Equity:
Dynacq stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 14,426,960 and 14,176,960 shares issued at August 31, 2011 and 2010, respectively	14,427	14,177
Additional paid-in capital	9,780,837	9,039,624
Accumulated other comprehensive income	7,453,676	8,673,575
Retained earnings	26,054,284	45,276,115

Total Dynacq stockholders’ equity	43,303,224	63,003,491

Non-controlling interest	63,617	79,595

Total equity	43,366,841	63,083,086

Total liabilities and equity	$66,223,500	$76,563,533

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

	Year Ended August 31,
	2011	2010
Net patient service revenue	$(1,977,207)	$12,201,636

Costs and expenses:
Compensation and benefits	7,418,697	8,896,780
Medical services and supplies	1,490,251	3,266,426
Other operating expenses	8,285,071	8,732,031
Depreciation and amortization	627,450	632,091

Total costs and expenses	17,821,469	21,527,328

Operating loss	(19,798,676)	(9,325,692)

Other income (expense):
Rent and other income	2,100,851	145,453
Interest income	1,343,667	1,762,433
Interest expense	(1,789,663)	(36,232)

Total other income, net	1,654,855	1,871,654

Loss before income taxes from continuing operations	(18,143,821)	(7,454,038)
Benefit for income taxes	2,941,060	2,358,028

Loss from continuing operations	(15,202,761)	(5,096,010)
Discontinued operations, net of income taxes	(3,913,471)	(2,976,231)
Loss on disposal of discontinued operations, net of income taxes	(121,577)	—

Net loss	(19,237,809)	(8,072,241)
Less: Net loss attributable to noncontrolling interest	15,978	197,150

Net loss attributable to Dynacq Healthcare, Inc.	$(19,221,831)	$(7,875,091)

Basic and diluted loss per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(1.07)	$(0.34)
Discontinued operations, net of income taxes	(0.28)	(0.20)
Loss on disposal of discontinued operations, net of income taxes	(0.01)	—

Net loss attributable to Dynacq Healthcare, Inc.	$(1.36)	$(0.54)

Basic and diluted average common shares outstanding	14,196,191	14,603,323

Amounts attributable to Dynacq Healthcare, Inc.:
Loss from continuing operations	$(15,186,783)	$(4,898,860)
Discontinued operations, net of income taxes	(3,913,471)	(2,976,231)
Loss on disposal of discontinued operations, net of income taxes	(121,577)	—

Net loss attributable to Dynacq Healthcare, Inc.	$(19,221,831)	$(7,875,091)

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Foreign currency translation	Unrealized gains on securities	Retained Earnings	Total
Balance, August 31, 2009	15,815,120	15,815	489,672	(2,429,465)	14,800,062	347,527	5,950,381	53,151,206	71,835,526
Stock issued on exercise of employees’ stock options	35,875	36	—	—	89,652	—	—	—	89,688
Charge for granting stock options to employees	—	—	—	—	377,875	—	—	—	377,875
Income tax benefit for employees’ exercise of incentive stock options	—	—	—	—	9,000	—	—	—	9,000
Treasury shares acquired	—	—	1,184,363	(3,809,174)	—	—	—	—	(3,809,174)
Treasury shares cancelled	(1,674,035)	(1,674)	(1,674,035)	6,238,639	(6,236,965)	—	—	—	—
Foreign currency translation adjustment, net of taxes of $10,443	—	—	—	—	—	19,391	—	—	19,391
Unrealized gains on securities available-for-sale, net of taxes of $1,268,764	—	—	—	—	—	—	2,356,276	—	2,356,276
Net loss	—	—	—	—	—	—	—	(7,875,091)	(7,875,091)

Balance, August 31, 2010	14,176,960	14,177	—	—	9,039,624	366,918	8,306,657	45,276,115	63,003,491
Stock issued on acquisition and employee compensation	250,000	250	—	—	464,750	—	—	—	465,000
Charge for granting stock options to employees	—	—	—	—	276,463	—	—	—	276,463
Foreign currency translation adjustment, net of taxes of $315,465	—	—	—	—	—	585,864	—	—	585,864
Unrealized losses on securities available-for-sale, net of taxes of $(972,334)	—	—	—	—	—	—	(1,805,763)	—	(1,805,763)
Net loss	—	—	—	—	—	—	—	(19,221,831)	(19,221,831)

Balance, August 31, 2011	14,426,960	$14,427	—	$—	$9,780,837	$952,782	$6,500,894	$26,054,284	$43,303,224

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

	Year Ended August 31,
	2011	2010
Cash flows from operating activities
Net loss	$(19,221,831)	$(7,875,091)
Less loss from discontinued operations, net of income taxes	4,035,048	2,976,231

Net loss before discontinued operations	(15,186,783)	(4,898,860)
Adjustments to reconcile net loss before discontinued operations to net cash used in operating activities:
Depreciation and amortization	627,450	632,091
Loss on disposal of assets	172,174	—
Gain on call/sale of investments in securities	(935,279)	(193,291)
Deferred income taxes	(2,690,894)	93,337
Noncontrolling interest	(15,978)	(197,150)
Loss on buy back of noncontrolling interest	98,350	—
Charge for granting stock options to employees	276,463	377,875
Charge for stock award to employee	232,500	—
Write-off of investment in affiliates	232,500	—
Foreign currency exchange (gains) losses	(268,656)	273,271
Changes in operating assets and liabilities:
Accounts receivable	1,106,783	6,165,421
Inventories	20,438	40,653
Prepaid expenses	179,873	(78,338)
Interest receivable	162,095	(84,086)
Income taxes receivable	1,663,059	(4,026,783)
Other assets	5,221	(9,939)
Accounts payable	(500,576)	(162,052)
Accrued liabilities	13,921,368	(1,825,094)
Income taxes payable	—	(125,420)

Cash used in continuing activities	(899,892)	(4,018,365)
Cash used in discontinued activities	(3,168,703)	(2,295,579)

Net cash used in operating activities	(4,068,595)	(6,313,944)

Cash flows from investing activities
Purchase of real estate	—	(2,014,207)
Purchase of trading securities	(6,304,748)	(1,000,928)
Sale/call proceeds of trading and investment available-for-sale securities	6,460,659	1,194,166
Purchase of equipment	(7,532)	(47,147)

Cash provided by (used in) continuing activities	148,379	(1,868,116)
Cash used in discontinued activities	(104,385)	(561,630)

Net cash provided by (used in) investing activities	$43,994	$(2,429,746)

Continued.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended August 31,
	2011	2010
Cash flows from financing activities
Principal payments on notes payable	$(92,559)	$(277,467)
Proceeds from notes payable	65,000	1,245,775
Payments on capital lease	(86,969)	(70,215)
Proceeds from exercise of stock options	—	89,688
Purchase of treasury shares	—	(3,809,174)
Contributions from, purchases of and distributions to noncontrolling interest holders, net	(98,350)	32,500

Cash used in continuing activities	(212,878)	(2,788,893)
Cash provided by (used in) discontinued activities	(43,112)	32,700

Net cash used in financing activities	(255,990)	(2,756,193)

Effect of exchange rate changes on cash	929,806	52,863

Net decrease in cash and cash equivalents	(3,350,785)	(11,447,020)
Cash and cash equivalents at beginning of year	27,665,945	39,112,965

Cash and cash equivalents at end of year	$24,315,160	$27,665,945

Supplemental cash flow disclosures
Cash paid during year for:
Interest	$42,375	$40,814

Income taxes	$—	$406,153

Non-cash investing and financing activities:
Investments in bonds	$(2,778,096)	$3,625,040
Accumulated other comprehensive income	1,805,762	(2,356,276)
Deferred tax liabilities	972,334	(1,268,764)
Equipment from capital lease	34,592	43,112
Capital lease obligation	(34,592)	(43,112)
Common stock	—	1,674
Additional paid-in capital	—	6,236,965
Treasury stock	—	(6,238,639)

	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

August 31, 2011

1.	Significant Accounting Policies

Business and Organization

Dynacq Healthcare, Inc., a Nevada corporation (the “Company”), is a holding company that through its subsidiaries in the United States develops and manages general acute care hospitals that principally provide specialized surgeries. The Company through its subsidiaries in China and Hong Kong also (1) provided healthcare management services to a hospital in China until February 28, 2011; and (2) invests in debt and equity securities, including short-term investments in initial public offerings and pre-initial public offerings. The Company through its United States subsidiaries owns and operates two general acute care hospitals in Pasadena and Garland, Texas and operated both of them for the entire fiscal year ended August 31, 2011. However, subsequent to the year-end, the Company closed the facility in Garland, Texas on September 30, 2011, and accordingly this business is classified as “Discontinued Operations” for the year ended August 31, 2011 (see Note 3 – Discontinued Operations below). The Company is currently composed of two divisions: U.S. and Corporate.

The Company was incorporated under the laws of the State of Nevada in 1992. The Company was reincorporated in Delaware in November 2003 and reincorporated back in Nevada in August 2007.

U.S. Division

In the United States, the Company manages and operates one general acute care hospital that principally provides specialized surgeries such as bariatric, orthopedic and neuro-spine surgeries.

In May 1998, Vista Community Medical Center, L.L.C., a Texas limited liability company, was organized for the purpose of operating a hospital (the “Pasadena facility”). In June 2003, the Pasadena facility was converted to a limited liability partnership. As of August 31, 2011 and 2010, the Company through its subsidiaries had a 100% and 97.65%, respectively, ownership interest in the Pasadena facility. In August 2010, the Board of Directors of the Company approved a plan to dispose of the Pasadena facility. However, since a sale was not consummated during the 12-month period following the decision to sell, the operations of the Pasadena facility have been reclassified as continuing operations for the fiscal year ended August 31, 2011. The Company is continuing to revamp its operations at the Pasadena facility by modifying the business model and controlling expenses.

In July 2003, Vista Hospital of Dallas, LLP was organized for the purposes of acquiring and operating a surgical hospital in Garland, Texas (the “Garland facility”). As of August 31, 2011 and 2010, the Company had a 98.25% membership interest in the Garland facility. In August 2010, the Board of Directors of the Company approved a plan to dispose of the Garland facility. Subsequent to the year ended August 31, 2011, the Company closed the Garland facility on September 30, 2011, and accordingly, its operations for the year ended August 31, 2011 continue to be classified as discontinued operations.

Corporate Division

From March 1, 2009 to February 28, 2011, Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a wholly owned subsidiary of the Company provided healthcare management services to the Second People’s Hospital in Rui An, China. The Company organized Dynacq-Huai Bei in April 2008 under the laws of the People’s Republic of China. Dynacq-Huai Bei was responsible for funding any operating deficits, and is to be rewarded with any operating profits, of that hospital during the management period. Due to continued losses at the Second People’s Hospital, the Company made the decision to terminate the management agreement with the Rui An City Department of Health, and is currently in negotiation with them to finalize the terms, including the effective date of termination. The Company ceased providing healthcare management services to the Second People’s Hospital as of February 28, 2011. The Company has written off the fixed assets and inventory balances as of February 28, 2011, and does not expect any further losses due to the termination of this management agreement related to the Second People’s Hospital. We have accounted for the operations of the Second People’s Hospital in Rui An, China as discontinued operations, and have reclassified prior period financial statements to exclude them from continuing operations.

Dynacq-Huai Bei and the Rui An City Department of Health had also previously entered into an agreement assigning to Dynacq-Huai Bei the right to manage the Third People’s Hospital in Rui An, which hospital is currently under construction. Dynacq-Huai Bei and the Rui An City Department of Health, in November 2010, mutually agreed to terminate this agreement, due to continued delays in the construction of the Third People’s Hospital. Accordingly, Dynacq-Huai Bei will not be managing the Third People’s Hospital.

The Company has discontinued operations in the following subsidiaries, and subsequent to the year ended August 31, 2011, has either closed or is in the process of closing them:

•	Beijing Zhong Hen Yi Pi

•	Hangzhou Hu GangJing Investment Management Ltd.

•	Hangzhou Hu GangJing Medical Investment Ltd.

•	Hen De (Beijing) Art Development Ltd.

•	Hu Gang Jing (Hangzhou) Technology Co. Ltd.

•	Shanghai FengHan Enterprise Development Ltd.

•	Shanghai Hu Jing Investment Management Ltd.

•	Shanghai Run Tian Enterprise Ltd.

•	Wen Zhou Li Ji Hospital Investment Management Ltd.

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

During the fiscal year ended August 31, 2009, the Company invested approximately $9.1 million of its available cash in marketable securities. During the quarter ended August 31, 2011, one of these marketable securities with a book cost of $700,000 was called for a gain of $1.3 million. As of August 31, 2011 and November 16, 2011, the balance of these securities is valued at approximately $18.7 million and $14.7 million, respectively. The Company intends to hold, or sell if market conditions change, and manage these investment securities until it is able to identify and fund other attractive opportunities in China. During the year ended August 31, 2011 and 2010, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had (losses) gains of $(364,721) and $193,291, respectively. The Company, through a subsidiary in Hong Kong, has expanded its investments in debt and equity securities in Europe and Asia and has engaged the services of an investment banker to recommend such investment opportunities. The Company’s primary investment focus will be on growth companies from mainland China. The Company anticipates making short-term investments in these entities through initial public offerings (held mostly through the Hong Kong Stock Exchange) and pre-initial public offerings.

Reorganization of Segments and Reclassification

The Industry Segment “U.S. Division” comprises of the Company’s Pasadena facility. In the prior year it was classified as discontinued operations in the consolidated financial statements. The Company at the present time has the U.S. Division and the Corporate Division. Certain previously reported financial information has been reclassified to conform to the current year’s presentation. The impact of such reclassification was not significant to the prior year’s overall presentation, except for (1) presenting the Pasadena facility as continuing operations under U.S. Division, which was presented in the prior year as discontinued operations, and (2) the presentation of the various subsidiaries (except for Dynacq Huai-Bei and Sino Bond, which are now shown as part of the Corporate Division) in China as discontinued operations under the Corporate Division, which in the previous year was shown as part of continuing operations under the China Division.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for annual financial information and with the instructions to Form 10-K and Article 3 and 3-A of Regulation S-X. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, which were approximately $8.3 million and $9.0 million for the fiscal years 2011 and 2010, respectively.

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

Investments in Available-for-Sale and Trading Securities

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of August 31, 2011 and 2010, based on the quoted market prices as of that date. These investments are subject to default risk. The Company intends to hold these for a minimum period of an additional 12 months. Unrealized gains in the fair value are reported in accumulated other comprehensive income, net of related income tax effect. The Company regularly monitors its investment portfolio for any decline in fair value that is other than temporary and records any such impairment as an impairment loss.

The Company also invests in initial public offerings of equity securities on the Hong Kong Stock Exchange. These investments are classified as trading securities, and are carried at fair value as of August 31, 2011. These investments are subject to fluctuations in the market price. During the year ended August 31, 2011 and 2010, the Company had a net gain (loss) of $(364,721) and $193,291 in trading of these securities, respectively. This includes a loss of $488,203 and $-0- due to fair valuation of trading securities held as of August 31, 2011 and 2010, based on the quoted market price as of that date, respectively.

Investment in Real Estate and Note Payable

In March 2010, the Company purchased an apartment in Hong Kong as an investment for $2,014,207. This apartment was used as a security to obtain an 18-year mortgage loan of $1,245,775 from a financial institution, with a variable interest rate at the lower of 3-month Hang Seng Interbank Offered Rates plus 0.7% or 2.9% below the Hong Kong Dollar best lending rate quoted by the financial institution. The effective interest rate at August 31, 2011 was 0.98%. The Company has paid down $63,709 and $26,336 during the fiscal year ended August 31, 2011 and 2010, respectively, and the current and long-term portions of the note payable as of August 31, 2011 are $64,602 and $1,091,127, respectively. For the fiscal year ended August 31, 2011 and 2010, depreciation expense associated with the apartment was $51,646 and $21,519, respectively.

In September 2010, the Company borrowed $65,000 as note payable from a financial institution at an interest rate of 6%. This note payable is to be repaid in 24 monthly installments and is secured by specific equipment purchased at our Pasadena facility. The Company has paid down $28,850 during the year ended August 31, 2011, and the current and long-term portions of the note payable as of August 31, 2011 are $33,316 and $2,834, respectively.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360-10-05, “Impairment or Disposal of Long-Lived Assets”, the Company evaluates the carrying value of property, plant and equipment and definite-lived assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations. If an impairment exists, the net book values are reduced to fair values as warranted.

In August 2010, the Board of Directors of the Company approved a plan to dispose of the Pasadena and Garland facilities due to continued operating losses. Both facilities have experienced decreases in net patient revenues and number of cases, generally attributable to the loss of physicians from our medical staffs resulting in fewer elective surgeries. The opening of a new hospital near our Garland facility has had a direct adverse impact on our ability to retain members of the medical staff at that facility and consequently on our patient volume. Neither of these facilities is currently profitable, and the Board of Directors believed this plan of disposal was in the Company’s best interest.

Subsequent to the year ended August 31, 2011, the Company closed the Garland facility on September 30, 2011. The Company plans to either sell the Garland facility or pursue converting it into an ambulatory surgical center, if and when the Company can identify and generate a steady referral source for outpatient cases. The Company intended to sell its Pasadena facility also. However, since a sale was not consummated during the 12-month period following the decision to sell, the operations of the Pasadena facility have been reclassified as continuing operations for the fiscal year ended August 31, 2011. The Company is continuing to revamp its operations at the Pasadena facility to become profitable again by modifying the business model and controlling expenses. However, there can be no assurance that we will be successful in turning the facility around.

The Company had an independent appraisal done for both the hospitals, and based on each hospital’s valuation, expected sale proceeds, and expected cash flows has determined that there is no impairment charge required in connection with the foregoing operating and/or disposal activities.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2011, segregated among the appropriate levels within the fair value hierarchy:

	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	$—	$18,722,274	$—
Trading securities	1,471,644	—	—

The Company’s investments in Level 1 are in equity stocks at a cost of $1,967,570. The Company’s investments in Level 2 are in perpetual bonds traded on the European markets, at a cost of $8,435,146. The fair market value of these investments in Level 2 perpetual bonds as of November 16, 2011 is $14.7 million.

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

The table below sets forth the percentage of our gross patient service revenue by financial class for our Pasadena facility for the fiscal years 2011 and 2010:

	2011	2010
Workers’ Compensation	26%	34%
Commercial	39%	32%
Medicare	17%	22%
Medicaid	1%	1%
Self-Pay	13%	9%
Other	4%	2%

Contractual Allowance

The Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received, up to 30 days after the end of the period, for the services performed and also estimating amounts collectible for the services performed within the last six months. The following table shows gross revenues and contractual allowances for our Pasadena facility for fiscal years 2011 and 2010:

	2011	2010
Gross billed charges	$22,138,821	$42,404,922
Contractual allowance(1)	24,116,028	30,203,286

Net revenue	$(1,977,207)	$12,201,636

Contractual allowance percentage(1)	109%	71%

(1)

The contractual allowance percentage, excluding the stop-loss fee dispute amount booked in the quarter ended May 31, 2011, which is discussed below, would have been 63% for the year ended August 31, 2011.

A significant amount of our net revenue results from Texas workers’ compensation claims, which are governed by the rules and regulations of the Texas Department of Workers’ Compensation (“TDWC”) and the workers’ compensation healthcare networks. If our hospital chooses to participate in a network, the amount of revenue that will be generated from workers’ compensation claims will be governed by the network contract.

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

A petition asking the Texas Supreme Court to review the Third Court of Appeals decision has been denied. Therefore, the Company is bound by the Third Court of Appeals decision. The Texas Supreme Court’s decision has further delayed final adjudication in these pending stop-loss cases. The uncertain outcome in these cases will depend on a very lengthy process. We anticipate further, lengthy litigation at the Travis County District Courts and the Texas Courts of Appeals. Because of this lengthy process and the uncertainty of recovery in these cases, collection of a material amount of funds in these pending stop-loss cases is not anticipated during the 2012 fiscal year.

Through August 2011, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $3.7 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. Subsequent to the year ended August 31, 2011, in September and October 2011, the Company has deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.7 million, not including prejudgment interest. The Company has appealed the judgments requiring a refund to the carriers. The appeal of the refund judgments will progress simultaneously to the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and will likely be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that voluntary payments refunded to the carriers will be recaptured.

Due to the uncertainties associated with these stop-loss fee dispute cases, the Company recognized an increase of $10,254,990 in the contractual allowance at our Pasadena facility (and an additional loss of $779,583 in the contractual allowance at our Garland facility, which is classified as discontinued operations), and $1,751,478 in interest expense at our Pasadena facility (and an additional interest expense of $132,339 at our Garland facility). The increase in the contractual allowance resulted in the $1,977,207 negative revenue for the Pasadena facility for the year ended August 31, 2011.

Claims regarding payment for hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and ultimately in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges. In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases, which have been appealed to the Travis County district courts, challenge the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling has been appealed to and was upheld by the Third Court of Appeals on August 26, 2010. The Texas Supreme Court denied a petition asking for review of the Third Court of Appeals decision. The unfavorable interpretation by the Texas Courts of Appeal in our lead case negatively affects the recovery of additional reimbursement, not only in the lead case, but in the remaining 178 pending cases. Consequently, the Company is bound by the Third Court of Appeals’ ruling that interprets the applicable statute and fee guideline to require that the amount that will be paid to a provider must not only be at a “fair and reasonable rate” but also must “ensure the quality of medical care” and “achieve effective cost control” and be the same or less than that charged to others with an equivalent standard of living. This ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided in 2001 and 2002 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008, when the Guidelines took effect. Since the Third Court of Appeals’ unfavorable ruling, collection, if any, in these cases depends on the Company’s ability to establish the criteria in this ruling. The Company anticipates that it will be given the opportunity to establish the criteria in several hundred cases currently pending at SOAH during the 2012 fiscal year.

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

Discontinued Operations

Revenue Recognition Policy

In China, the local government Department of Health establishes billing rates for a hospital’s sale of prescription medication and medical services. A majority of the services provided by Second People’s Hospital is to cash pay patients, who pay for the services in advance. For services provided under the local government’s social healthcare insurance program, we are generally paid at approximately 95% of billed charges two to three months after the date of service. The remaining 5% of billed charges is evaluated by the local government Department of Health on a semi-annual basis and may be paid to the hospital after that evaluation is complete. As of February 28, 2011, the Company made the decision to terminate the management agreement with the Rui An City Department of Health, and is currently in negotiation with them to finalize the terms, including the effective date of termination. The Company had bad debt expenses of $24,755 and $17,552 for the six months ended February 28, 2011 and the year ended August 31, 2010, respectively, related to denials under the social healthcare insurance program. Since the amount of bad debt expense is minimal, it has been included with Other Operating Expenses in the income statement.

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. At each balance sheet date management reviews the accounts receivable for collectibility.

Stock Based Compensation

Under ASC Topic 718, Stock Compensation, the Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is based on estimated forfeiture rate, which is updated based on actual forfeitures as appropriate. This option pricing model requires the input of highly subjective assumptions, including the expected volatility of our common stock, pre-vesting forfeiture rate and an option’s expected life. The financial statements include amounts that are based on the Company’s best estimates and judgments.

Advertising Costs

Advertising and marketing costs in the amounts of $2,412,000 and $2,613,000 for the years ending August 31, 2011 and 2010, respectively, were expensed as incurred. The marketing cost for the year ended August 31, 2011 includes $1,050,000 for estimated marketing expenses to be incurred based on a contract with Kenkon Limited, which expires in May 2013. The Company believes that the proposed businesses being pursued in China and Hong Kong will eventually be beneficial; however, due to no immediate project in an advanced stage, the Company has expensed the contractual obligation through the term of the contract as of August 31, 2011. In addition, the Company had advertising and marketing costs in the amounts of $125,000 and $1,565,000 for the years ending August 31, 2011 and 2010, respectively, for its discontinued operations, which were also expensed as incurred.

Income Taxes

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax liabilities or assets are determined based on differences between the income tax basis and the financial reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. If the Company is uncertain about its ability to recognize benefit from net operating losses, it records a valuation allowance against deferred tax assets.

Noncontrolling Interest

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as noncontrolling interest. Noncontrolling interest reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 1.75% to 2.35% during the fiscal year ended August 31, 2011). During 2011, the Company purchased noncontrolling interests at an amount that was $98,350 more than the net book value of the noncontrolling interest liability on the date of purchase. The $98,350 loss has been included in Rent and Other Income in the accompanying consolidated statement of operations for the year ended August 31, 2011.

The following table sets forth the activity in the noncontrolling interest liability account for the fiscal years ending August 31, 2011 and 2010:

Balance August 31, 2009	$244,245
Loss allocated to noncontrolling interest holders	(197,150)
Capital contributions received from new noncontrolling interest holders	50,000
Distribution to noncontrolling interest holders	(17,500)

Balance August 31, 2010	79,595
Loss allocated to noncontrolling interest holders	(15,978)
Distribution to noncontrolling interest holders	(98,350)
Loss on purchase of noncontrolling interest	98,350

Balance August 31, 2011	$63,617

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

Recent Accounting Pronouncements

Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities: In July 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). The guidance provided in this ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. The Implementation of this standard has had no impact on our financial position or results of operations.

Presentation of Insurance Claims and Related Insurance Recoveries: In August 2010, the FASB issued ASU 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries,” which clarifies that a health care entity should not net insurance recoveries against a related claim liability. The guidance provided in this ASU is effective for the fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

Fair Value Measurements and Disclosures: The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2010-06, Fair Value Measurements and Disclosures about Fair Value Measurements. ASU 2010-06 affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements. This ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. ASU No. 2010-06 did not have a significant impact on our disclosures, and the disclosures related to the roll forward of activity in Level 3 fair value measurements will not have a significant impact on our disclosures.

Presentation of Comprehensive Income: In June 2011, the FASB amended its guidance governing the presentation of comprehensive income. The amended guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement referred to as the statement of comprehensive income or in two separate, but consecutive, statements. While the options for presenting other comprehensive income change under the guidance, other portions of the current guidance will not change. For public entities, these changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operation.

2.	Property and Equipment

At August 31, property and equipment consisted of the following:

	2011	2010
Land	$497,110	$497,110
Buildings and improvements	9,281,245	9,534,014
Equipment, furniture and fixtures	10,518,364	11,316,840

	20,296,719	21,347,964
Less accumulated depreciation and amortization	(13,127,855)	(13,465,897)

Net property and equipment	$7,168,864	$7,882,067

For the years ended August 31, 2011 and 2010, depreciation expense was $627,450 and $632,091, respectively.

3.	Discontinued Operations

Under ASC Topic 360-10-35, Property, Plant, and Equipment – Subsequent Measurement (formerly referred to as SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we classify assets to be disposed of as held for sale or, if appropriate, discontinued operations when they have received appropriate approvals to be disposed of by our management or Board of Directors. Cash flows from our discontinued businesses are reflected as discontinued operating, investing, and financing activities in our statement of cash flows. We had $6,909,527 of assets of discontinued operations and $604,302 of liabilities of discontinued operations as of August 31, 2011.

U.S. Division

The Company had made the decision to sell its Garland facility as of August 31, 2010, and its operation was classified as discontinued operations for the year ended August 31, 2010. However, subsequent to the year ended August 31, 2011, the Company closed the Garland facility on September 30, 2011, and accordingly its operations for the year ended August 31, 2011 continue to be classified as discontinued operations. The Company plans to either sell the Garland facility or pursue converting it into an ambulatory surgical center, if and when the Company can identify and generate a steady referral source for outpatient cases. The Company intended to sell its Pasadena facility also, and had it classified as discontinued operations, as of August 31, 2010. However, since a sale was not consummated during the 12-month period following the decision to sell, the operations of the Pasadena facility have been reclassified as continuing operations for the fiscal year ended August 31, 2011. The Company is continuing to revamp its operations at the Pasadena facility to become profitable again by modifying the business model and controlling expenses. However, there can be no assurance that we will be successful in turning the facility around.

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

Corporate Division

The Company’s operations at Second People’s Hospital and its various proposed businesses in China, including but not limited to sandstone mining, mined coal trading, natural gas stations and sale of artifacts have been classified as discontinued operations. The Company’s two foreign subsidiaries, Dynacq Huai-Bei and Sino Bond, are the only two companies that continue to be classified as continuing operations, and its other foreign subsidiaries have been reclassified as discontinued operations.

The following is a summary of financial information related to our discontinued operations for the years ended August 31, 2011 and 2010. We have reclassified prior period financial statements to exclude these businesses from continuing operations.

Discontinued Operations

	Year Ended August 31, 2011			Year Ended August 31, 2010
	U.S. Division	Corporate Division	Total	U.S. Division	Corporate Division	Total
Net patient service revenue	$1,086,455	$831,232	$1,917,687	$10,211,522	$2,067,785	$12,279,307

Costs and expenses:
Compensation and benefits	2,473,738	610,399	3,084,137	5,441,262	1,084,682	6,525,944
Medical services and supplies	773,448	406,452	1,179,900	3,539,725	1,079,197	4,618,922
Other operating expenses	3,007,084	770,472	3,777,556	5,025,655	367,458	5,393,113
Depreciation and amortization	—	31,353	31,353	420,691	29,285	449,976

Total costs and expenses	6,254,270	1,818,676	8,072,946	14,427,333	2,560,622	16,987,955

Operating loss	(5,167,815)	(987,444)	(6,155,259)	(4,215,811)	(492,837)	(4,708,648)
Other income (expense), net	(129,505)	279,785	150,280	8,725	145,361	154,086

Loss before income taxes	(5,297,320)	(707,659)	(6,004,979)	(4,207,086)	(347,476)	(4,554,562)
Benefit for income taxes	1,850,654	240,854	2,091,508	1,457,826	120,505	1,578,331

Loss on discontinued operations, net of taxes	(3,446,666)	(466,805)	(3,913,471)	(2,749,260)	(226,971)	(2,976,231)

Loss on disposal of discontinued assets	—	(187,041)	(187,041)	—	—	—
Benefit for income taxes	—	65,464	65,464	—	—	—

Loss on disposal of discontinued operations, net of taxes	—	(121,577)	(121,577)	—	—	—

Total loss on discontinued operations, net of taxes	$(3,446,666)	$(588,382)	$(4,035,048)	$(2,749,260)	$(226,971)	$(2,976,231)

	August 31, 2011			August 31, 2010
	U.S. Division	Corporate Division	Total	U.S. Division	Corporate Division	Total
Current assets	$260,020	$118,734	$378,754	$677,406	$415,265	$1,092,671
Property and equipment, net	6,530,773	—	6,530,773	6,429,277	94,570	6,523,847

Total assets	$6,790,793	$118,734	$6,909,527	$7,106,683	$509,835	$7,616,518

Current liabilities:
Accounts payable and accrued liabilities	$—	$604,302	$604,302	$—	$646,120	$646,120
Capital lease obligations	—	—	—	43,112	—	43,112

Total liabilities	$—	$604,302	$604,302	$43,112	$646,120	$689,232

4.	Notes payable

At August 31, notes payable consisted of the following:

	2011	2010
Note payable secured by the apartment purchased in Hong Kong as an investment for $2,014,207. The Company obtained an 18-year mortgage loan of $1,245,775 from a financial institution, with a variable interest rate at the lower of 3-month Hang Seng Interbank Offered Rates plus 0.7% or 2.9% below the Hong Kong Dollar best lending rate quoted by the financial institution. The effective interest rate at August 31, 2011 was 0.98%. The note is personally guaranteed by the Company’s chief executive officer.	$1,155,729	$1,219,439
Note payable for purchase of equipment for the Pasadena facility at an interest rate of 6%, secured by the said equipment.	36,150	—

Total	1,191,879	1,219,439
Less: Current portion	(97,918)	(62,289)

Long-term portion	$1,093,961	$1,157,150

Principal payments due on the note payable in fiscal years 2012, 2013, 2014, 2015, 2016 and thereafter are $97,918, $68,059, $65,854, $66,489, $67,130 and $826,429, respectively.

5.	Income Taxes

The provision (benefit) for income taxes consisted of the following:

	Year Ended August 31,
	2011	2010
Current tax (benefit) expense:
Federal	$(2,363,724)	$(2,373,534)
State	(3,000)	3,000

Total current	(2,366,724)	(2,370,534)

Deferred tax (benefit) expense:
Federal	(574,336)	12,506
State	—	—

Total deferred	(574,336)	12,506

Total income tax benefit	$(2,941,060)	$(2,358,028)

As of August 31, 2011 and 2010, income tax benefits of $-0- and $9,000, respectively, resulting from deductions relating to nonqualified stock option exercises and disqualifying dispositions of certain employee incentive stock options were recorded as increases in stockholders’ equity.

The components of the provision (benefit) for deferred income taxes at August 31 were as follows:

	2011	2010
Applicable to:
Net operating loss carryforward	$(3,461,388)	$—
Differences between revenues and expenses recognized for federal income tax and financial reporting purposes	(341,188)	40,115
Difference in method of computing depreciation for tax and financial reporting purposes	(42,535)	(27,609)
Valuation allowance	3,270,775	—

Deferred income tax expense (benefit)	$(574,336)	$12,506

Significant components of the Company’s deferred tax liabilities and assets were as follows at August 31, 2011:

	Current	Noncurrent
Deferred tax liabilities:
Depreciation	$—	$(131,353)
Exchange gains provision	—	(518,217)
Investment valuation	—	(3,500,481)
Deferred tax assets:
Net operating loss carryforward		5,612,964
Revenue and expense differences	350,986	—
Allowance for uncollectible accounts	656,884	—
Asset impairment	79,239	633,915
Other	—	86,738
Valuation allowance	(1,087,109)	(2,183,566)

Net deferred tax asset (liability)	$—	$—

Significant components of the Company’s deferred tax liabilities and assets were as follows at August 31, 2010:

	Current	Noncurrent
Deferred tax liabilities:
Depreciation	$—	$(39,775)
Exchange gains provision	—	(190,641)
Investment valuation	—	(4,472,815)
Deferred tax assets:
Revenue and expense differences	38,694	—
Allowance for uncollectible accounts	656,884	—
Asset impairment	79,239	713,155
Other	(158,343)	28,839

Net deferred tax asset (liability)	$616,474	$(3,961,237)

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to the uncertainty of the Company’s ability to recognize the benefit from the net operating losses, the Company has recorded a full valuation allowance against the deferred tax assets as at August 31, 2011. There was no valuation allowance recorded as of August 31, 2010.

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

A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income tax rate to income before income taxes and noncontrolling interests is as follows:

	Year Ended August 31,
	2011	2010
Benefit for income taxes computed using the statutory rate of 35%	$(6,350,337)	$(2,608,913)
State income taxes, net of federal benefit	(1,950)	1,170
Noncontrolling interest in loss of consolidated subsidiaries	5,592	69,003
Non-deductible expenses	134,860	171,712
Tax benefit of employees stock options exercise	—	9,000
Changes in valuation allowance	3,270,775	—

Benefit for income taxes	$(2,941,060)	$(2,358,028)

The Company files income tax returns in the U.S. federal and foreign jurisdictions. The U.S. Internal Revenue Service has closed examination of the Company’s income tax returns through fiscal year 2007. With regard to foreign tax jurisdictions, the Company has not been subjected to examination by tax authorities since it started its foreign operations.

6.	Related Party Transactions

The Company has retained Redwood Health Corporation (“Redwood”), to furnish physicians to provide in-house emergency medical coverage for its Pasadena facility during the weekend hours and weekday nights at an hourly rate of $75. The son of the Company’s chief executive officer is a physician and an affiliate of Redwood. The Company paid $434,100 and $438,300 for emergency room physician services to Redwood in fiscal 2011 and 2010, respectively. Management, as well as the Audit Committee that approved the agreement, believes that the hourly rate being paid is consistent with comparable in-house emergency medical coverage rates available in the area.

The Company leases 7,250 square feet of office space for its executive offices through December 1, 2011 for $6,525 per month. The lessor of the office space is Capital Bank, of which Mr. Earl Votaw, one of the Company’s directors until January 2010, was a director. Management believes that the lease rate being paid is consistent with comparable commercial rates available in the area.

Dr. Ping Chu, a director, has paid the Company $16,163 and $15,989 during fiscal years ended August 31, 2011 and 2010, respectively for rent and management fees. As of August 31, 2011 and 2010, the Company had accounts receivable from Dr. Chu of $46,381 and $52,798, respectively. Included in the accounts receivable balance were amounts applicable to Dr. Chu’s staffs’ payroll for which he reimburses the Company in the ordinary course of business.

Dr. Xiao Li, a director, until her resignation from the Board of Directors in September 2010, was paid $189,650 and $188,675 to provide in-house medical services to the emergency room patients at the Pasadena facility during the fiscal years ended August 31, 2011 and 2010, respectively. Management, as well as the Audit Committee that approved the agreement, believes that the rate being paid is consistent with comparable in-house emergency medical services available in the area.

During the fiscal year 2009, the Company retained Anesthesia Associates of Houston Metroplex to provide exclusive, continuous and uninterrupted anesthesiology services, including physicians and CRNAs, to the Pasadena facility for a monthly compensation of $5,000. The son of the Company’s chief executive officer is a physician and an affiliate of Anesthesia Associates of Houston Metroplex. The Company paid $60,000 for anesthesiology services to said organization in each of the fiscal years 2011 and 2010. Management, as well as the Board of Directors that approved the agreement, believes that the rate being paid is consistent with comparable in-house anesthesiology services rates available in the area. During the fiscal year 2009, the Company also retained Redwood to locate and recruit additional skilled anesthesiologists and CRNAs for its Pasadena facility for a monthly compensation of $20,000. The Company paid $240,000 for said recruitment services to Redwood in each of the fiscal years 2011 and 2010. Management, as well as the Board of Directors that approved the agreement, believes that the rate being paid is consistent with comparable rates for recruitment available in the area. The Company entered into these two agreements in order to replace the previous anesthesiology group, whose contract terminated at the end of fiscal 2009. The compensation which was being paid to the previous group was substantially the same as that being paid under the new contracts.

Discontinued Operations

The Company purchased $92,180 and $165,018 worth of artifacts as inventory for re-sale in China during the fiscal years 2011 and 2010, respectively. The entire purchase amount for both these years was paid by Mr. Chiu Chan, the Company’s chief executive officer. The amount payable to him of $242,301 and $165,108, as of August 31, 2011 and 2010, respectively, is included in Accrued Liabilities in the Consolidated Balance Sheet. The Audit Committee has since approved the purchases by Mr. Chan on behalf of the Company, and believes that these purchases have been made at the prevailing market rates.

7.	Stockholders’ Equity and Stock Option Plan

Preferred Stock

In January 1992, the board of directors approved an amendment to the Company’s Articles of Incorporation to authorize 5,000,000 shares of undesignated preferred stock, for which the board of directors is authorized to fix the designation, powers, preferences and rights. There are no shares of preferred stock issued or outstanding as of August 31, 2011.

Treasury Stock

On February 29, 2008 the Company’s Board of Directors authorized a program of repurchasing up to 2 million of its outstanding securities from time to time in open market transactions at prevailing prices on NASDAQ. The Company had repurchased 184,277 shares during the fiscal year 2010 at an average cost of $3.30 under this program. In addition, the Company purchased 1,000,086 shares as treasury stock in fiscal year 2010 in a privately negotiated transaction from three individual shareholders at $3.20 per share.

The treasury share balance of 489,672 at August 31, 2009 and the purchases of 1,184,363 treasury shares during fiscal 2010 were retired in fiscal 2010. The Company did not purchase any treasury shares in fiscal year 2011.

Stock Option Plans

Year 2011 Stock Incentive Plan

In August 2011, we mailed an Information Statement to all of our stockholders of record as of July 29, 2011. The Information Statement disclosed that our Board of Directors had approved, and the holders of a majority of the outstanding shares of our common stock had executed an Action by Written Consent of Stockholders in Lieu of a

Special Meeting (the “Written Consent”), approving the adoption of the Year 2011 Stock Incentive Plan (“2011 Plan”).

The purpose of the 2011 Plan is to strengthen the Company by providing an incentive to its employees, officers, consultants and directors and thereby encouraging them to devote their abilities and industry to the success of the Company’s business enterprise. It is intended that this purpose be achieved by extending to employees, officers, consultants and directors of the Company and its subsidiaries an added long-term incentive for high levels of performance and unusual efforts through the grant of incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance awards and restricted stock. The Company has reserved 15,000,000 shares of common stock for future issuance under the 2011 Plan. As of August 31, 2011, there has been no incentive stock option award under the 2011 Plan.

2000 Incentive Plan

The Company’s 2000 Incentive Plan (“2000 Plan”) provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the 2000 Plan. The 2000 Plan does not have a fixed termination date, provided that no incentive stock option can be granted subsequent to August 29, 2011. As of August 31, 2011, there remain 2,205,691 shares to be issued upon exercise of outstanding options, and no new stock option awards will be issued under the 2000 Plan.

The 2011 Plan and the 2000 Plan (the “Plans”) are administered by the Compensation Committee of the board of directors (the Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares, and all of the terms of the awards. The Company may at any time amend or terminate the Plans. However, no amendment that would impair the rights of any participant with respect to outstanding grants can be made without the participant’s prior consent. Stockholder approval of an amendment to the Plans is necessary only when required by applicable law or stock exchange rules.

On July 7, 2011, the Compensation Committee granted stock options to purchase an aggregate of 1.4 million shares under the 2000 Plan, with a weighted average exercise price of $1.89 to all full time employees with a minimum of one year of employment with the Company. These stock options will vest in annual installments of 25 percent beginning on the first anniversary date, and expire after ten years. Generally, options granted become exercisable in annual installments of 25% beginning on the first anniversary date, and expire after five to ten years. There were no equity-based compensation awards granted in fiscal 2010.

The following table summarizes the stock option activities for the year ended August 31, 2011 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1)
Outstanding, August 31, 2010	1,278	$3.52	$—	$—
Granted	1,354	1.89	1.12	—
Exercised	—	—	—	—
Expired or canceled	(426)	4.07	—	—

Outstanding, August 31, 2011	2,206	$2.41	—	$—

(1)

These amounts represent the difference between the exercise price and the closing price of Dynacq common stock on August 31, 2011 and 2010, as reported on the NASDAQ stock market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dynacq common stock on the date of exercise.

For the years ended August 31, 2011 and 2010, the Company received $-0- and $89,688, respectively, for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $-0- and $9,000 for the years ended August 31, 2011 and 2010, respectively.

For the years ended August 31, 2011 and 2010, stock-based compensation expense associated with the Company’s stock options was $276,463 and $377,875, respectively. The total unrecognized compensation expense for outstanding stock options as of August 31, 2011 was approximately $1,007,000, and will be recognized, in general, over 3.8 years. The weighted average number of years to recognize the compensation expense is two years.

The following summarizes information related to stock options outstanding at August 31, 2011 and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 1.86 – 2.05	1,322	9.9	$1.89	—	$—
$ 2.50 – 2.75	636	1.8	2.54	636	2.54
$ 4.90 – 4.96	248	3.1	4.90	248	4.90

Total	2,206	6.8	$2.41	884	$3.20

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for two fiscal years ended August 31, 2011:

	Year Ended August 31,
	2011	2010
Estimated fair value	$1.12	$—
Expected life (years)	4.1	—
Risk free interest rate	1.55%	—
Volatility	81%	—
Dividend yield	—	—

On July 7, 2011, a performance share award was granted by the Compensation Committee to an employee whereby the employee could have earned up to 1.5 million shares of the Company’s common stock if certain operating performance criteria were met. Due to termination of employment before any of the shares vested, this performance award was cancelled effective as of August 31, 2011. Such shares are not reflected in the above tables for stock option activities and stock options outstanding.

8.	Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering substantially all employees of the Company and provides for voluntary contributions by these employees, subject to certain limits. The plan was effective June 1, 2001. The Company makes discretionary contributions to the plan. The Company’s contributions for fiscal years 2011 and 2010 were $29,083 and $34,383, respectively. In addition, for its employees at its discontinued operations, the company contributed $11,981 and $30,909 for fiscal years 2011 and 2010, respectively.

9.	Net Income (Loss) Per Share

The following table presents the computation of basic and diluted loss per common share attributable to the Company:

	Year Ended August 31,
	2011	2010
Basic and diluted loss per common share:
Numerator:
Loss from continuing operations	$(15,202,761)	$(5,096,010)
Less: Net loss attributable to noncontrolling interest	15,978	197,150

Loss from continuing operations attributable to Dynacq Healthcare, Inc.	(15,186,783)	(4,898,860)
Discontinued operations, net of income taxes	(3,913,471)	(2,976,231)
Loss on disposal of discontinued operations, net of income taxes	(121,577)	—

Net loss attributable to Dynacq Healthcare, Inc.	$(19,221,831)	$(7,875,091)

Denominator:
Basic and diluted average common shares outstanding	14,196,191	14,603,323

Basic and diluted loss per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(1.07)	$(0.34)
Discontinued operations, net of income taxes	(0.28)	(0.20)
Loss on disposal of discontinued operations, net of income taxes	(0.01)	—

Net loss attributable to Dynacq Healthcare, Inc.	$(1.36)	$(0.54)

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net income (loss) per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to approximately 1,232,000 shares and 755,000 shares for the fiscal year ended August 31, 2011 and 2010, respectively.

10.	Comprehensive Loss and Accumulated Other Comprehensive Income

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive income (loss), but are excluded from net income (loss). Other comprehensive income (loss) amounts are recorded directly as an adjustment to stockholders’ equity, net of tax, and for the years ended August 31, 2011 and 2010 were as follows:

	2011	2010
Net loss	$(19,221,831)	$(7,875,091)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes of $315,465 and $10,443, respectively	585,864	19,391
Reclassification adjustment for gains included in net income, net of taxes of $455,000	845,000	—
Change in valuation of investment available-for-sale, net of taxes of $(1,427,334) and $1,268,764, respectively	(2,650,763)	2,356,276

Total other comprehensive loss, net of taxes	(20,441,730)	(5,499,424)
Comprehensive loss attributable to the noncontrolling interest	—	—

Comprehensive loss attributable to Dynacq Healthcare, Inc.	$(20,441,730)	$(5,499,424)

The components of accumulated other comprehensive income were as follows:

	August 31, 2011	August 31, 2010
Foreign currency translation adjustment, net of taxes of $518,217 and $202,752, respectively	$952,782	$366,918
Change in valuation of investment available-for-sale, net of taxes of $3,500,481 and $4,472,815, respectively	6,500,894	8,306,657

Total accumulated other comprehensive income, net of taxes of $4,018,698 and $4,675,567, respectively	$7,453,676	$8,673,575

11.	Accrued Liabilities

Accrued liabilities at August 31 is as follows:

	2011	2010
MDR stop-loss cases accrual, including accrued interest	$12,918,370	$—
Marketing fees liability	2,381,565	1,646,110
Payroll, bonus and related taxes	703,398	850,546
Noncontrolling interest in consolidated subsidiary buy-out liability	156,737	146,778
Property taxes	364,308	392,601
Medicare liability	400,000	400,000
Year-end accruals of expenses and other	1,506,175	988,625

Total accrued liabilities	$18,430,553	$4,424,660

12.	Commitments and Contingencies

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has recognized, in fiscal year 2011, an increase of $12.9 million in the contractual allowance and related interest expense at our Pasadena and Garland facilities. For a detailed discussion of this, see Revenue Recognition Policy under Note 1 to the Consolidated Financial Statements. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $3.7 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. Subsequent to the year ended August 31, 2011, in September and October 2011, the Company has deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.7 million, not including prejudgment interest. The Company has appealed the judgments requiring a refund to the carriers. The appeal of the refund judgments will progress simultaneously to the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and will likely be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that voluntary payments refunded to the carriers will be recaptured.

Total rent and lease expenses paid by the Company for the fiscal years 2011 and 2010 were approximately $470,000 and $447,000, respectively. The Company’s total minimum rental commitments under noncancellable operating leases are approximately $160,000 in the next five fiscal years.

The Company has contracts with doctors to manage various areas of the Company’s hospital and other service agreements. Payments made under these agreements for the fiscal years ending August 31, 2011 and 2010 were

$1,296,000 and $1,305,000, respectively. The Company’s minimum commitments under these contracts are approximately $725,000, all of which is payable in fiscal year 2012.

The Company has administrative support services agreements with outside organizations for administrative support services. Payments made related to these agreements for fiscal years 2011 and 2010 were $433,000 and $342,000, respectively. The Company has a total commitment of approximately $332,000, all of which is to be incurred in the next two fiscal years related to these administrative support services agreements.

The Company, through its subsidiary, also had agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Pasadena facility. The facility received bariatric and orthopedic referrals from other sources, and the organizations referred clients to other area hospitals. Payments made related to these agreements for the fiscal years 2011 and 2010 were $762,000 and $1,738,000, respectively. The Company has since cancelled these agreements in the first quarter of fiscal year 2011, and does not have a commitment related to these agreements anymore, and markets on a month-to-month basis.

The Company has a note payable commitment for purchase of equipment for the Pasadena facility at an interest rate of 6%, secured by the said equipment of approximately $37,000, the majority of which is to be paid in fiscal year 2012.

The Company, through its subsidiary, also had agreements with outside organizations for management support and marketing agreements to develop strategies to lead the Company’s marketing activities in China and Southeast Asia, including but not limited to recruitment of physicians, multi-media advertising and enhancing the reputation of the Company’s healthcare services. Payments made related to these agreements for the fiscal years 2011 and 2010 were $600,000 and $875,000, respectively. The Company has a total commitment of approximately $1,050,000 to be incurred in the next two fiscal years related to these marketing agreements. The Company believes that the proposed businesses being pursued in China and Hong Kong will eventually be beneficial; however, due to no immediate project in an advanced stage, the Company has expensed the contractual obligation of $1,050,000 through the term of the contract as of August 31, 2011.

The Company has a note payable commitment of $75,000 per year for the next 16.5 years related to an apartment purchased in Hong Kong as an investment. The Company obtained an 18-year mortgage loan of $1,245,775 from a financial institution, with a variable interest rate at the lower of 3-month Hang Seng Interbank Offered Rates plus 0.7% or 2.9% below the Hong Kong Dollar best lending rate quoted by the financial institution. The effective interest rate at August 31, 2011 was 0.98%. The total amount to be paid as of August 31, 2011 is approximately $1.3 million.

The Company has purchased some equipment under capital leases, and has a total commitment to pay $316,000 under these leases, of which $113,000 is payable in fiscal year 2012, $113,000 in 2013 and $90,000 in 2014.

These commitments mentioned above total $16.8 million, of which $14.9 million is payable in fiscal year 2012, $679,000 in 2013, $177,000 in 2014, $83,000 in 2015, $81,000 in 2016, and approximately $874,000 is payable after five years.

Discontinued Operations

Total rent and lease expenses paid by the Company for its discontinued operations for the fiscal years 2011 and 2010 were approximately $225,000 and $255,000, respectively. The Company’s total minimum rental commitments under noncancellable operating leases are approximately $321,000.

The Company has contracts with doctors to manage various areas of the Company’s hospital and other service agreements. Payments made under these agreements for the fiscal years ending August 31, 2011 and 2010 were $668,000 and $1,207,000, respectively. The Company’s minimum commitments under these contracts are approximately $35,000, all of which is payable in fiscal year 2012.

The Company has administrative support services agreements with outside organizations for administrative support services. Payments made related to these agreements for fiscal years 2011 and 2010 were $210,000 and $249,000, respectively. The Company has a total commitment of approximately $103,000, all of which is to be incurred in fiscal year 2012, related to these administrative support services agreements.

The Company, through its subsidiary, also had agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Garland facility, before its closure in September 2011. The facility received bariatric and orthopedic referrals from other sources, and the organizations referred clients to other area hospitals. Payments made related to these agreements for the fiscal years 2011 and 2010 were $124,500 and $1,565,000, respectively. The Company has since cancelled these agreements in the first quarter of fiscal year 2011, and does not have a commitment related to these agreements anymore.

These commitments mentioned above for discontinued operations total $459,000.

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

The management agreement for the Second People’s Hospital required that 1% of the drug income, and drug income in excess of 40% of total sales, of the hospital be paid to the government. This requirement was designed to control the cost of drugs by discouraging the sale by the hospital of drugs purchased from other than approved drug vendors. However, the local government has not published a list of approved drug vendors and therefore has not enforced the payment provision since the inception of the original management agreement. The Company has been advised by a local attorney that enforcement of that provision is remote, so it has not accrued the amount that would be payable to the local government if this provision were enforced. If the government were to enforce this provision, Dynacq-Huai Bei could potentially owe approximately $1.6 million to the government for the period of time since inception of the original management contract on the hospital to August 31, 2011.

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

13.	Concentrations of Credit Risk and Fair Value of Financial Instruments

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash investments and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insurance limits in the U.S. and in financial institutions overseas. The management believes that these financial institutions are of high quality and the risk of loss is minimal. At August 31, 2011, the Company had cash balances in excess of the FDIC and SIPC limits in the U.S. and in financial institutions overseas of $21.9 million.

As is customary in the healthcare business, the Company has accounts receivable from various third-party payers. The Company does not request collateral from its customers and continually monitors its exposure for credit losses and maintains allowances for anticipated losses. Gross receivables from third-party payers are normally in excess of 90% of the total receivables at any point in time. The mix of gross receivables from our facilities in the United States from self-pay patients and third-party payers at August 31, 2011 and 2010 is as follows:

	2011	2010
Workers’ compensation	1%	3%
Workers’ compensation subject to Medical Dispute Resolution process	85%	81%
Commercial	8%	7%
Medicare / Government	—%	2%
Self-pay	4%	5%
Other	2%	2%

	100%	100%

We had one third-party payer (customer) who represented 14% and 13% of our gross receivables as of August 31, 2011 and 2010, respectively. We had two third-party payers (customers) representing 17% and 10% of the Company’s gross revenue for the year ended August 31, 2011. We had two third-party payers (customers) representing 20% and 12% of the Company’s gross revenue for the year ended August 31, 2010.

With respect to our discontinued operations in the U.S., we had one third-party payer (customer) representing 31% of the Company’s gross revenue for the year ended August 31, 2011, and we had one third-party payer (customer) representing 28% of the Company’s gross revenue for the year ended August 31, 2010.

With respect to our discontinued operations in China, the majority of our gross receivables as at August 31, 2011 and 2010 are from the local government Department of Health. We had 10% and 15% of our gross revenues in China from the local government Department of revenue for the fiscal year ended August 31, 2011 and 2010, respectively.

The carrying amounts of cash and cash equivalents, current receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s short-term borrowings at August 31, 2011 and 2010 approximate their fair value.

14.	Industry Segments and Geographic Information

The Industry Segment “U.S. Division” comprises of the Company’s Pasadena facility. In the prior year it was classified as discontinued operations in the consolidated financial statements. The Company at the present time has the U.S. Division and the Corporate Division.

Certain previously reported financial information has been reclassified to conform to the current year’s presentation. The impact of such reclassification was not significant to the prior year’s overall presentation, except for (1) presenting the Pasadena facility as continuing operations under U.S. Division, which was presented in the prior year as discontinued operations, and (2) the presentation of the various subsidiaries (except for Dynacq Huai-Bei and Sino Bond, which are now shown as part of the Corporate Division) in China as discontinued operations under the Corporate Division, which in the previous year was shown as part of continuing operations under the China Division.

Corporate Division

The Company had made the decision to sell its Garland facility as of August 31, 2010, and its operation was classified as discontinued operations for the year ended August 31, 2011. However, subsequent to the year ended August 31, 2011, the Company closed the Garland facility on September 30, 2011, and accordingly its operations for the year ended August 31, 2011 continue to be classified as “Discontinued Operations” (see Discontinued Operations below). The Company plans to either sell the Garland facility or pursue converting it into an ambulatory surgical center, if and when the Company can identify and generate a steady referral source for outpatient cases. The Company intended to sell its Pasadena facility also, and had it classified as discontinued operations, as of August 31, 2010. However, since a sale was not consummated during the 12-month period following the decision to sell, the operations of the Pasadena facility have been reclassified as continuing operations for the fiscal year ended August 31, 2011. The Company is continuing to revamp its operations at the Pasadena facility to become profitable again by modifying the business model and controlling expenses. However, there can be no assurance that we will be successful in turning the facility around.

From March 1, 2009 to February 28, 2011, Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a wholly owned subsidiary of the Company provided healthcare management services to the Second People’s Hospital in Rui An, China. The Company organized Dynacq-Huai Bei in April 2008 under the laws of the People’s Republic of China. Dynacq-Huai Bei was responsible for funding any operating deficits, and was entitled to any operating profits, of that hospital during the management period. Due to continued losses at the Second People’s Hospital, the Company made the decision to terminate the management agreement with the Rui An City Department of Health, and is currently in negotiation with them to finalize the terms, including the effective date of termination. The Company ceased providing healthcare management services to the Second People’s Hospital as of February 28, 2011. The Company has written off the fixed assets and inventory balances as of February 28, 2011, and does not expect any further losses due to the termination of this management agreement related to the Second People’s Hospital. We have accounted for the operations of the Second People’s Hospital in Rui An, China as discontinued operations, and have reclassified prior period financial statements to exclude them from continuing operations.

Dynacq-Huai Bei and the Rui An City Department of Health had also previously entered into an agreement assigning to Dynacq-Huai Bei the right to manage the Third People’s Hospital in Rui An, which hospital is currently under construction. Dynacq-Huai Bei and the Rui An City Department of Health, in November 2010, mutually agreed to terminate this agreement, due to continued delays in the construction of the Third People’s Hospital. Accordingly, Dynacq-Huai Bei will not be managing the Third People’s Hospital.

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

The Company through its subsidiaries in China and Hong Kong is pursuing growth opportunities in which it will expand into various operations in the following markets to achieve geographic diversity and to take advantage of various potential opportunities, including but not limited to:

•	Pharmaceuticals and medical testing kits;

•	Healthcare services, including development of medical clinics; and

•	Senior housing complex with healthcare amenities.

The various growth opportunities in China and Hong Kong are in varying stages of development, and there is no assurance that any of them will come to fruition and/or be successful.

During the fiscal year ended August 31, 2009, the Company invested approximately $9.1 million of its available cash in marketable securities. During the quarter ended August 31, 2011, one of these marketable securities with a book cost of $700,000 was called for a gain of $1.3 million. As of August 31, 2011 and November 16, 2011, the balance of these securities is valued at approximately $18.7 million and $14.7 million, respectively. The Company intends to hold, or sell if market conditions change, and manage these investment securities until it is able to identify and fund other attractive opportunities in China. During the year ended August 31, 2011 and 2010, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had (losses) gains of $(364,721) and $193,291, respectively. The Company, through a subsidiary in Hong Kong, has expanded its investments in debt and equity securities in Europe and Asia and has engaged the services of an investment banker to recommend such investment opportunities. The Company’s primary investment focus will be on growth companies from mainland China. The Company anticipates making short-term investments in these entities through initial public offerings (held mostly through the Hong Kong Stock Exchange) and pre-initial public offerings.

Discontinued Operations

On September 29, 2011, the Board of Directors of the Company approved the closure of the Garland facility, included in our U.S. division, effective September 30, 2011. Prior to that, in August 2010, the Board of Directors of the Company had approved a plan to dispose of the Garland facility due to continued operating losses. The Garland facility had experienced decreases in net patient revenues and number of cases, generally attributable to the loss of physicians from our medical staff. The opening of a new hospital near our Garland facility has had a direct adverse impact on our ability to retain members of the medical staff at that facility and consequently on our patient volume. The Garland facility was operating at a loss, and the Board of Directors believes that ceasing operations of the facility at this time is in the Company’s best interest. We do not expect to incur any material costs associated with termination of employment of the affected employees beyond accrued obligations for salary and benefits. The Company has estimated a closing cost of $625,000. However, the ongoing losses incurred will be reduced due to the closing of the facility.

The Company had an independent appraisal done for both the hospitals, and based on each hospital’s valuation, expected sale proceeds, and expected cash flows has determined that there is no impairment charge required in connection with the foregoing disposal activities.

The Company has discontinued operations in the following subsidiaries, and subsequent to the year ended August 31, 2011, has either closed or is in the process of closing them:

•	Beijing Zhong Hen Yi Pi

•	Hangzhou Hu GangJing Investment Management Ltd.

•	Hangzhou Hu GangJing Medical Investment Ltd.

•	Hen De (Beijing) Art Development Ltd.

•	Hu Gang Jing (Hangzhou) Technology Co. Ltd.

•	Shanghai FengHan Enterprise Development Ltd.

•	Shanghai Hu Jing Investment Management Ltd.

•	Shanghai Run Tian Enterprise Ltd.

•	Wen Zhou Li Ji Hospital Investment Management Ltd.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Year Ended August 31,
	2011	2010
Revenues from external customers
Net patient service revenues
U.S. Division	$(1,977,207)	$12,201,636
Corporate	—	—

Consolidated	$(1,977,207)	$12,201,636

Loss before taxes and discontinued operations
U.S. Division	$(13,809,269)	$(1,935,757)
Corporate	(4,334,552)	(5,518,281)

Consolidated	$(18,143,821)	$(7,454,038)

	August 31,
	2011	2010
Total Assets
U.S. Division	$8,763,015	$10,010,278
Corporate	50,550,958	58,936,737

Assets of continuing operations	59,313,973	68,947,015
Assets of discontinued operations	6,909,527	7,616,518

Consolidated	$66,223,500	$76,563,533

15.	Subsequent Events

In September 2011, the Company terminated the employment contract with Dr. Garry Craighead, who was the chief development officer of the Company since July 7, 2011. The Company also cancelled the Management and Consulting Agreement with CCM&D Consulting, L.L.C. in September 2011.

In September 2011, the Company closed its Garland facility. The Company plans to either sell the Garland facility or pursue converting it into an ambulatory surgical center, if and when the Company can identify and generate a steady referral source for outpatient cases.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of August 31, 2011, our internal disclosure controls and procedures were effective.

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2012 annual meeting to be filed on or before December 29, 2011.

Item 11.	Executive Compensation.

The information required by this Item 11 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2012 annual meeting to be filed on or before December 29, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2012 annual meeting to be filed on or before December 29, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2012 annual meeting to be filed on or before December 29, 2011.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference from the Company’s Definitive Proxy Statement for our 2012 annual meeting to be filed on or before December 29, 2011.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 34 of this Report.

(a)(2) Financial Statement Schedule: Not required.

(b) Exhibits. The following exhibits are to be filed as part of the annual report:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 3.1	Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Form 10-K filed November 13, 2007.

Exhibit 3.2	Bylaws incorporated by reference to Exhibit 3.2 to the Form 10-K filed November 13, 2007.

+Exhibit 10.1	The Company’s Year 2000 Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company’s Definitive Proxy Statement on Schedule 14A filed August 9, 2000.

+Exhibit 10.2	The Company’s Year 2011 Stock Incentive Plan adopted on September 2, 2011, and incorporated by reference as Exhibit A from the Company’s Definitive Information Statement on Schedule 14C filed August 11, 2011.

Exhibit 10.3	Form of Indemnification Agreement with various officers and directors of the Company, incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2004.

Exhibit 10.4	Management Support and Marketing Agreement dated October 15, 2003 between the Company and Medical Multimedia Advertising, Inc. and Addendum thereto, incorporated by reference to Exhibit 10.12 to the Form 10-K for the fiscal year ended August 31, 2003.

*Exhibit 10.5	Rui An Second People’s Hospital Entrustment Management Contract dated August 13, 2005 between the Rui An Department of Health and Wen Zhou Li Ji Hospital Investment Management Company, Ltd. , incorporated by reference to Exhibit 10.8 to the Form 10-K for the fiscal year ended August 31, 2009.

*Exhibit 10.6	Share Transfer Agreement dated March 12, 2009 between the owners of Wen Zhou Li Ji Hospital Investment Management Company, Ltd and Shanghai Feng Han Enterprise Development Ltd., incorporated by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended August 31, 2009.

*Exhibit 10.7	Supplemental Share Transfer Agreement dated March 12, 2009 between the owners of Wen Zhou Li Ji Hospital Investment Management Company, Ltd and Shanghai Feng Han Enterprise Development Ltd., incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended August 31, 2009.

*Exhibit 10.8	Shareholder Agreement dated March 12, 2009 between Dynacq Huai Bei Healthcare, Inc. and the former owners and entrusted shareholders of Shanghai Feng Han Enterprise Development Ltd., incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2009.

Exhibit 10.9	Agreement to Assign Management dated April 28, 2008 between the Company and Rui An City Third People’s Hospital, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 25, 2008 and Form 8-K/A filed on November 6, 2008.

Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Exhibit 21.1	Listing of subsidiaries.

Exhibit 23.1	Consent of KWCO, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been redacted and the redacted portions have been separately filed with the SEC pursuant to a Request for Confidential Treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynacq Healthcare, Inc.

Date: November 16, 2011	By:	/s/ Chiu M. Chan
Chiu M. Chan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chiu M. Chan	Chairman of the Board, CEO and President	November 16, 2011
Chiu M. Chan
(Principal Executive Officer)

/s/ Philip S. Chan	Director, Vice President - Finance, CFO, and Treasurer	November 16, 2011
Philip S. Chan
(Principal Financial and Accounting Officer)

/s/ Stephen L. Huber	Director	November 16, 2011
Stephen L. Huber

/s/ Ping S. Chu	Director	November 16, 2011
Ping S. Chu

/s/ James G. Gerace	Director	November 16, 2011
James G. Gerace

EXHIBIT INDEX

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 3.1	Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Form 10-K filed November 13, 2007.

Exhibit 3.2	Bylaws incorporated by reference to Exhibit 3.2 to the Form 10-K filed November 13, 2007.

+Exhibit 10.1	The Company’s Year 2000 Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company’s Definitive Proxy Statement on Schedule 14A filed August 9, 2000.

+Exhibit 10.2	The Company’s Year 2011 Stock Incentive Plan adopted on September 2, 2011, and incorporated by reference as Exhibit A from the Company’s Definitive Information Statement on Schedule 14C filed August 11, 2011.

Exhibit 10.3	Form of Indemnification Agreement with various officers and directors of the Company, incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2004.

Exhibit 10.4	Management Support and Marketing Agreement dated October 15, 2003 between the Company and Medical Multimedia Advertising, Inc. and Addendum thereto, incorporated by reference to Exhibit 10.12 to the Form 10-K for the fiscal year ended August 31, 2003.

*Exhibit 10.5	Rui An Second People’s Hospital Entrustment Management Contract dated August 13, 2005 between the Rui An Department of Health and Wen Zhou Li Ji Hospital Investment Management Company, Ltd. , incorporated by reference to Exhibit 10.8 to the Form 10-K for the fiscal year ended August 31, 2009.

*Exhibit 10.6	Share Transfer Agreement dated March 12, 2009 between the owners of Wen Zhou Li Ji Hospital Investment Management Company, Ltd and Shanghai Feng Han Enterprise Development Ltd., incorporated by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended August 31, 2009.

*Exhibit 10.7	Supplemental Share Transfer Agreement dated March 12, 2009 between the owners of Wen Zhou Li Ji Hospital Investment Management Company, Ltd and Shanghai Feng Han Enterprise Development Ltd., incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended August 31, 2009.

*Exhibit 10.8	Shareholder Agreement dated March 12, 2009 between Dynacq Huai Bei Healthcare, Inc. and the former owners and entrusted shareholders of Shanghai Feng Han Enterprise Development Ltd., incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2009.

Exhibit 10.9	Agreement to Assign Management dated April 28, 2008 between the Company and Rui An City Third People’s Hospital, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 25, 2008 and Form 8-K/A filed on November 6, 2008.

Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Exhibit 21.1	Listing of subsidiaries.

Exhibit 23.1	Consent of KWCO, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been redacted and the redacted portions have been separately filed with the SEC pursuant to a Request for Confidential Treatment.