Form 10-Q
period 2011-11-30
DYNACQ HEALTHCARE INC
filed 2012-01-17
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 000-21574

DYNACQ HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

Nevada	76-0375477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4301 Vista Road Pasadena, Texas	77504
(Address of principal executive offices)	(Zip Code)

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

As of January 6, 2012, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 14,426,960.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors Dynacq Healthcare, Inc. Houston, Texas

We have reviewed the accompanying consolidated balance sheet of Dynacq Healthcare, Inc., as of November 30, 2011, and the related consolidated statements of operations and cash flows for the three-month periods ended November 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dynacq Healthcare, Inc., as of August 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated November 16, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KWCO, P.C.

KWCO, P.C.

Houston, Texas

January 17, 2012

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	November 30, 2011	August 31, 2011
	(Reviewed)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$18,563,488	$24,315,160
Accounts receivable, net of contractual allowances of approximately $187,007,000 and $188,513,000 at November 30, 2011 and August 31, 2011, respectively	974,143	1,192,279
Inventories	549,561	550,441
Trading securities	1,306,304	1,471,644
Interest receivable	241,358	192,366
Prepaid expenses	305,698	272,414
Income tax receivable	2,363,724	2,363,724
Assets of discontinued operations	6,748,300	6,909,527

Total current assets	31,052,576	37,267,555
Investments available-for-sale	14,570,523	18,722,274
Investment in real estate, net	1,928,129	1,941,041
Property and equipment, net	7,114,167	7,168,864
Income tax receivable	868,249	868,249
Deferred tax asset	1,511,195	—
Other assets	252,012	255,517

Total assets	$57,296,851	$66,223,500

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	November 30, 2011	August 31, 2011
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,198,023	$2,346,720
Accrued liabilities	14,185,572	18,430,553
Current portion of notes payable	129,706	97,918
Current portion of capital lease obligations	95,900	94,044
Liabilities of discontinued operations	615,598	604,302

Total current liabilities	17,224,799	21,573,537
Non-current liabilities:
Long-term portion of notes payable	1,151,156	1,093,961
Long-term portion of capital lease obligations	164,478	189,161

Total liabilities	18,540,433	22,856,659

Commitments and contingencies
Equity:
Dynacq stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 14,426,960 shares issued at November 30, 2011 and August 31, 2011	14,427	14,427
Additional paid-in capital	9,848,526	9,780,837
Accumulated other comprehensive income	4,647,171	7,453,676
Retained earnings	24,110,191	26,054,284

Total Dynacq stockholders’ equity	38,620,315	43,303,224

Non-controlling interest	136,103	63,617

Total equity	38,756,418	43,366,841

Total liabilities and equity	$57,296,851	$66,223,500

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Reviewed)

	Three months ended November 30,
	2011	2010
Net patient service revenue	$1,844,973	$2,449,815

Costs and expenses:
Compensation and benefits	1,677,369	1,998,948
Medical services and supplies	223,118	418,556
Other operating expenses	1,322,789	1,803,937
Depreciation and amortization	149,811	46,845

Total costs and expenses	3,373,087	4,268,286

Operating loss	(1,528,114)	(1,818,471)

Other income (expense):
Rent and other income	2,598	808,404
Interest income	267,898	386,690
Interest expense	(151,324)	(38,296)

Total other income, net	119,172	1,156,798

Loss before income taxes from continuing operations	(1,408,942)	(661,673)
Benefit for income taxes	—	173,649

Loss from continuing operations	(1,408,942)	(488,024)
Discontinued operations, net of income taxes	(562,666)	(669,651)

Net loss	(1,971,608)	(1,157,675)
Less: Net loss attributable to noncontrolling interest	27,515	1,035

Net loss attributable to Dynacq Healthcare, Inc.	$(1,944,093)	$(1,156,640)

Basic and diluted loss per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.10)	$(0.03)
Discontinued operations, net of income taxes	(0.04)	(0.05)

Net loss attributable to Dynacq Healthcare, Inc.	$(0.14)	$(0.08)

Basic and diluted average common shares outstanding	14,426,960	14,176,960

Amounts attributable to Dynacq Healthcare, Inc.:
Loss from continuing operations	$(1,381,427)	$(486,989)
Discontinued operations, net of income taxes	(562,666)	(669,651)

Net loss attributable to Dynacq Healthcare, Inc.	$(1,944,093)	$(1,156,640)

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Three months ended November 30,
	2011	2010
Cash flows from operating activities
Net loss	$(1,944,093)	$(1,156,640)
Less loss from discontinued operations, net of income taxes	562,666	669,651

Net loss before discontinued operations	(1,381,427)	(486,989)
Adjustments to reconcile net loss before discontinued operations to net cash provided by (used in) operating activities:
Depreciation and amortization	149,811	46,845
Loss on trading securities	165,592	84,579
Deferred income taxes	(567,328)	118,636
Noncontrolling interest	(27,515)	(1,035)
Charge for stock options to employees	67,689	107,214
Foreign currency exchange losses (gains)	176,907	(75,378)
Changes in operating assets and liabilities:
Accounts receivable	218,136	1,059,393
Interest receivable	(48,991)	(83,206)
Inventories	880	41,749
Prepaid expenses	(33,284)	136,589
Income taxes receivable	—	(649,646)
Other assets	3,394	4,045
Accounts payable	(148,697)	150,540
Accrued liabilities	(4,267,298)	(329,738)

Cash provided by (used in) continuing activities	(5,692,131)	123,598
Cash used in discontinued activities	(367,117)	(660,544)

Net cash used in operating activities	(6,059,248)	(536,946)

Cash flows from investing activities
Purchase of trading securities	—	(4,289,923)
Sales proceeds of trading securities	—	3,128,023
Purchase of equipment	(87,329)	(6,794)

Cash used in continuing activities	(87,329)	(1,168,694)
Cash used in discontinued activities	—	(103,079)

Net cash used in investing activities	(87,329)	(1,271,773)

Cash flows from financing activities
Proceeds from notes payable	116,339	65,000
Principal payments on notes payable	(27,356)	(20,866)
Payments on capital lease	(22,827)	(21,109)
Contributions from, and distributions to, noncontrolling interest, net	100,000	—

Cash provided by continuing activities	166,156	23,025
Cash used in discontinued activities	—	(11,524)

Net cash provided by financing activities	166,156	11,501

Effect of exchange rate changes on cash	228,749	295,725

Net decrease in cash and cash equivalents	(5,751,672)	(1,501,493)
Cash at beginning of period	24,315,160	27,665,945

Cash at end of period	$18,563,488	$26,164,452

Continued.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows (continued)

(Reviewed)

	Three months ended November 30,
	2011	2010
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$719,163	$11,765

Income taxes	$0	$0

Non cash investing and financing activities:
Investments available-for-sale	$4,151,751	$(32,148)
Accumulated other comprehensive income	(2,806,505)	20,896
Deferred tax liabilities	165,949	11,252
Deferred tax assets	(1,511,195)	—
Equipment from capital lease (discontinued operations)	—	34,592
Capital lease obligation (discontinued operations)	—	(34,592)

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

November 30, 2011

(reviewed)

General

Dynacq Healthcare, Inc., a Nevada corporation (the “Company”), is a holding company that through its subsidiaries in the United States develops and manages general acute care hospitals that principally provide specialized surgeries. The Company through its subsidiaries in China and Hong Kong also (1) provided healthcare management services to a hospital in China until February 28, 2011; and (2) invests in debt and equity securities, including short-term investments in initial public offerings and pre-initial public offerings. The Company through its United States subsidiaries (1) owns and operates one general acute care hospital in Pasadena, Texas, and (2) owns one general acute care hospital in Garland, Texas, which was closed on September 30, 2011, and accordingly this business is classified as “Discontinued Operations” for the quarter ended November 30, 2011 (see Note below on Discontinued Operations). The Company is currently composed of two divisions: U.S. and Corporate.

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $1.3 million and $1.9 million for the quarters ended November 30, 2011 and 2010, respectively. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2011. Operating results for the quarter ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

Reorganization of Segments and Reclassification

The Industry Segment “U.S. Division” comprises of the Company’s Pasadena facility. In the prior year it was classified as discontinued operations in the consolidated financial statements. The Company at the present time has the U.S. Division and the Corporate Division. Certain previously reported financial information has been reclassified to conform to the current year’s presentation. The impact of such reclassification was not significant to the prior year’s overall presentation, except for (1) presenting the Pasadena facility as continuing operations under U.S. Division, which was presented in the prior year as discontinued operations, and (2) the presentation of the various subsidiaries (except for Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”) and Sino Bond Inc. Limited (“Sino Bond”), which are now shown as part of the Corporate Division) in China as discontinued operations under the Corporate Division, which in the previous year was shown as part of continuing operations under the China Division.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Investments in Available-for-Sale and Trading Securities

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of November 30, 2011, based on the quoted market prices as of that date. These investments are subject to default risk. The Company intends to hold these for a minimum period of an additional

12 months. Unrealized gains in the fair value are reported in accumulated other comprehensive income, net of related income tax effect. The Company monitors its investment portfolio for any decline in fair value that is other than temporary and records any such impairment as an impairment loss.

The Company also invests in initial public offerings of equity securities on the Hong Kong Stock Exchange. These investments are classified as trading securities, and are carried at fair value as of November 30, 2011. These investments are subject to fluctuations in the market price. During the quarter ended November 30, 2011 and 2010, the Company had a net loss of $165,592 and $84,579 in trading of these securities, respectively. This includes a loss of $165,592 and $206,038 due to fair valuation of trading securities held as of November 30, 2011 and 2010, based on the quoted market price as of that date, respectively.

Investment in Real Estate and Notes Payable

In March 2010, the Company purchased an apartment in Hong Kong as an investment for $2,014,207. This apartment was used as a security to obtain an 18-year mortgage loan of $1,245,775 from a financial institution, with a variable interest rate at the lower of 3-month Hang Seng Interbank Offered Rates plus 0.7% or 2.9% below the Hong Kong Dollar best lending rate quoted by the financial institution. The effective interest rate at November 30, 2011 was 0.98%. The Company has paid down $16,074 and $15,725 during the fiscal quarter ended November 30, 2011 and 2010, respectively, and the current and long-term portions of the note payable as of November 30, 2011 are $64,653 and $1,075,002, respectively. For the fiscal quarter ended November 30, 2011 and 2010, depreciation expense associated with the apartment was $12,912 in each year.

In November 2011 and September 2010, the Company borrowed $116,339 and $65,000 as notes payable from a financial institution at an interest rate of 4.5% and 6%, which notes are to be repaid in 36 and 24 monthly installments, respectively, and are secured by specific equipments purchased at our Pasadena facility. The Company has paid down $11,282 during the fiscal quarter ended November 30, 2011, and the current and long-term portions of the notes payable as of November 30, 2011 are $65,053 and $76,154, respectively.

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

Discontinued Operations

Under ASC Topic 360-10-35, Property, Plant, and Equipment – Subsequent Measurement (formerly referred to as SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we classify assets to be disposed of as held for sale or, if appropriate, discontinued operations when they have received appropriate approvals to be disposed of by our management or Board of Directors. Cash flows from our discontinued businesses are reflected as discontinued operating, investing, and financing activities in our statement of cash flows. We had $6,748,300 of assets of discontinued operations and $615,598 of liabilities of discontinued operations as of November 30, 2011.

U.S. Division

The Company had made the decision to sell its Garland facility as of August 31, 2010, and its operation was classified as discontinued operations for the year ended August 31, 2010. However, the Company closed the Garland facility on September 30, 2011, and accordingly its operations for the fiscal year 2011 and the quarter ended November 30, 2011 continue to be classified as discontinued operations. The Company plans to either sell the

Garland facility or pursue converting it into an ambulatory surgical center, if and when the Company can identify and generate a steady referral source for outpatient cases. The Company intended to sell its Pasadena facility also, and had it classified as discontinued operations, as of August 31, 2010. However, since a sale was not consummated during the 12-month period following the decision to sell, the operations of the Pasadena facility have been reclassified as continuing operations for the fiscal year 2011 and the quarter ended November 30, 2011. The Company is continuing to revamp its operations at the Pasadena facility to become profitable again by modifying the business model and controlling expenses. However, there can be no assurance that we will be successful in turning the facility around.

The Company had an independent appraisal done for both the hospitals in October 2011, and based on each hospital’s valuation, expected sale proceeds, and expected cash flows has determined that there is no impairment charge required in connection with the foregoing disposal activities. Because we do not intend to sell the accounts receivable of hospitals in discontinued operations, the receivables are included in our accounts receivable in the accompanying Consolidated Balance Sheets.

Corporate Division

The Company’s operations at Second People’s Hospital and its various proposed businesses in China, including but not limited to sandstone mining, mined coal trading, natural gas stations and sale of artifacts have been classified as discontinued operations. The Company’s two foreign subsidiaries, Dynacq-Huai Bei and Sino Bond, are the only two companies that continue to be classified as continuing operations, and its other foreign subsidiaries have been reclassified as discontinued operations.

The following is a summary of financial information related to our discontinued operations for the quarter ended November 30, 2011 and 2010. We have reclassified prior period financial statements to exclude these businesses from continuing operations.

Discontinued Operations
	Three months ended November 30, 2011			Three months ended November 30, 2010
	U.S. Division	Corporate Division	Total	U.S. Division	Corporate Division	Total
Net patient service revenue	$224,876	$—	$224,876	$553,511	$491,322	$1,044,833

Costs and expenses:
Compensation and benefits	155,607	22,511	178,118	677,234	270,319	947,553
Medical services and supplies	220,971	—	220,971	225,728	275,645	501,373
Other operating expenses	337,944	98,493	436,437	621,604	125,624	747,228
Depreciation and amortization	—	5,175	5,175	—	10,426	10,426

Total costs and expenses	714,522	126,179	840,701	1,524,566	682,014	2,206,580

Operating loss	(489,646)	(126,179)	(615,825)	(971,055)	(190,692)	(1,161,747)
Other income (expense), net	(10,745)	63,904	53,159	51	134,684	134,735

Loss before income taxes	(500,391)	(62,275)	(562,666)	(971,004)	(56,008)	(1,027,012)
Benefit for income taxes	—	—	—	317,391	39,970	357,361

Total loss on discontinued operations, net of taxes	$(500,391)	$(62,275)	$(562,666)	$(653,613)	$(16,038)	$(669,651)

	November 30, 2011			August 31, 2011
	U.S. Division	Corporate Division	Total	U.S. Division	Corporate Division	Total
Current assets	$96,573	$120,954	$217,527	$260,020	$118,734	$378,754
Property and equipment, net	6,530,773	—	6,530,773	6,530,773	—	6,530,773

Total assets	$6,627,346	$120,954	$6,748,300	$6,790,793	$118,734	$6,909,527

Current liabilities:
Accounts payable and accrued liabilities	$—	$615,598	$615,598	$—	$604,302	$604,302

Total liabilities	$—	$615,598	$615,598	$—	$604,302	$604,302

Net Loss per Share

The following table presents the computation of basic and diluted loss per common share attributable to the Company:

	Three months ended November 30,
	2011	2010
Basic and diluted loss per common share:
Numerator:
Loss from continuing operations	$(1,408,942)	$(488,024)
Less: Net loss attributable to noncontrolling interest	27,515	1,035

Loss from continuing operations attributable to Dynacq Healthcare, Inc.	(1,381,427)	(486,989)
Discontinued operations, net of income taxes	(562,666)	(669,651)

Net loss attributable to Dynacq Healthcare, Inc.	$(1,944,093)	$(1,156,640)

Denominator:
Basic and diluted average common shares outstanding	14,426,960	14,176,960

Basic and diluted loss per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.10)	$(0.03)
Discontinued operations, net of income taxes	(0.04)	(0.05)

Net loss attributable to Dynacq Healthcare, Inc.	$(0.14)	$(0.08)

Basic net income (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net income (loss) per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to approximately 2,166,000 shares and 1,261,000 shares for the quarter ended November 30, 2011 and 2010, respectively.

Stock Based Compensation

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

On November 14, 2011, the Compensation Committee granted stock options to purchase an aggregate of 200,000 shares under the 2011 Plan, with a weighted average exercise price of $1.07 to two employees. These stock options will vest based on certain operating performance criteria, and expire after five years. As of November 30, 2011, there remain 14,800,000 shares which can be issued under the 2011 Plan after giving effect to shares issued.

2000 Incentive Plan

The Company’s 2000 Incentive Plan (“2000 Plan”) provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The 2000 Plan does not have a fixed termination date, provided that no incentive stock option can be granted subsequent to August 29, 2011. As of November 30, 2011, there remain 2,082,191 shares to be issued upon exercise of outstanding options, and no new stock options awards will be issued under the 2000 Plan.

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

The following table summarizes the stock option activities for the quarter ended November 30, 2011 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1)
Outstanding, August 31, 2011	2,206	$2.41	$—	$—
Granted	200	1.07	0.60	—
Exercised	—	—	—	—
Expired or canceled	(124)	2.06	—	—

Outstanding, November 30, 2011	2,282	$2.31	$—	$—

(1)

These amounts represent the difference between the exercise price and the closing price of Dynacq common stock on November 30, 2011 and August 31, 2011, as reported on the NASDAQ stock market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dynacq common stock on the date of exercise.

For the quarter ended November 30, 2011 and 2010, there were no stock options exercised.

The following summarizes information related to stock options outstanding as of November 30, 2011, and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 1.07	200	5.0	$1.07	—	$—
$ 1.86 – 2.05	1,221	9.6	1.89	—	—
$ 2.50 – 2.75	618	1.6	2.54	618	2.54
$ 4.90 – 4.96	243	2.9	4.90	243	4.90

Total	2,282	6.3	$2.31	861	$3.21

For the quarter ended November 30, 2011 and 2010, stock-based compensation expense associated with the Company’s stock options was $67,689 and $107,214, respectively. The total unrecognized compensation expense for outstanding stock options as of November 30, 2011 was $1,059,000, and will be recognized, in general, over 3.7 years. The weighted average time to recognize the compensation expense is 1.9 years.

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

The following table summarizes our financial assets and liabilities measured and reported in the Company’s statement of financial position at fair value on a recurring basis as of November 30, 2011, segregated among the appropriate levels within the fair value hierarchy:

	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	$—	$14,570,523	$—
Trading securities	1,306,304	—	—

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

Contractual Allowance

The Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received, up to 30 days after the end of the period, for the services performed and also estimating amounts collectible for the services performed within the last six months. The following table shows gross revenues and contractual allowances for the three months ended November 30, 2011 and 2010:

	2011	2010
Gross billed charges	$5,054,115	$5,970,468
Contractual allowance	3,209,142	3,520,653

Net revenue	$1,844,973	$2,449,815

Contractual allowance percentage	63%	59%

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

Through November 2011, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $3.7 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. In September and October 2011, the Company deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.7 million, not including prejudgment interest. The Company has appealed the judgments requiring a refund to the carriers. The appeal of the refund judgments will progress simultaneously to the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and will likely be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that voluntary payments refunded to the carriers will be recaptured.

Due to the uncertainties associated with these stop-loss fee dispute cases, in fiscal year 2011, the Company recognized an increase of $10,254,990 in the contractual allowance at our Pasadena facility (and an additional loss of $779,583 in the contractual allowance at our Garland facility, which is classified as discontinued operations), and $1,751,478 in interest expense at our Pasadena facility (and an additional interest expense of $132,339 at our Garland facility).

Claims regarding payment for hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and ultimately in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges. In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases, which were appealed to the Travis County district courts, challenged the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling was appealed to and was upheld by the Third Court of Appeals on August 26, 2010. The Texas Supreme Court denied a petition asking for review of the Third Court of Appeals decision. The unfavorable interpretation by the Texas Court of Appeal in our lead case negatively affects the recovery of additional reimbursement, not only in the lead case, but in the remaining 178 cases. Consequently, the Company is bound by the Third Court of Appeals’ ruling that interprets the applicable statute and fee guideline to require that the amount that will be paid to a provider must not only be at a “fair and reasonable rate” but also must “ensure the quality of medical care” and “achieve effective cost control” and be the same or less than that charged to others with an equivalent standard of living. This ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided in 2001 and 2002 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008, when the Guidelines took effect. Since the Third Court of Appeals’ unfavorable ruling, collection, if any, in these cases depends on the Company’s ability to establish the criteria in this ruling. The Company anticipates that it will be given the opportunity to establish the criteria in several hundred cases currently pending at SOAH during the 2012 fiscal year.

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

Discontinued Operations

Revenue Recognition Policy

In China, the local government Department of Health establishes billing rates for a hospital’s sale of prescription medication and medical services. A majority of the services provided by Second People’s Hospital is to cash pay patients, who pay for the services in advance. For services provided under the local government’s social healthcare insurance program, we are generally paid at approximately 95% of billed charges two to three months after the date of service. The remaining 5% of billed charges is evaluated by the local government Department of Health on a semi-annual basis and may be paid to the hospital after that evaluation is complete. As of February 28, 2011, the Company made the decision to terminate the management agreement with the Rui An City Department of Health, and is currently in negotiation with them to finalize the terms, including the effective date of termination. The Company had bad debt expenses of $-0- and $2,764 for the quarter ended November 30, 2011 and 2010, respectively, related to denials under the social healthcare insurance program. Since the amount of bad debt expense is minimal, it has been included with Other Operating Expenses in the income statement.

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. At each balance sheet date management reviews the accounts receivable for collectibility.

Noncontrolling Interest

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as noncontrolling interest. Noncontrolling interest reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interest ranged from 1.75% to 2.00% at November 30, 2011).

Comprehensive Loss and Accumulated Other Comprehensive Income

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive loss, but are excluded from net loss. Other comprehensive income (loss) amounts are recorded directly as an adjustment to stockholders’ equity, net of tax, and for the three months ended November 30, 2011 and 2010 were as follows:

	2011	2010
Net loss	$(1,944,093)	$(1,156,640)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes of $(3,098) and 97,534, respectively	(5,753)	191,171
Reclassification adjustment for foreign currency gains included in net income, net of taxes of $(116,990)	(217,267)	—
Change in valuation of investment available-for-sale, net of taxes of $(1,391,107) and $(11,252), respectively	(2,583,486)	(20,896)

Total other comprehensive loss, net of taxes	(4,750,599)	(986,365)
Comprehensive loss attributable to the noncontrolling interest	—	—

Comprehensive loss attributable to Dynacq Healthcare, Inc.	$(4,750,599)	$(986,365)

The components of accumulated other comprehensive income were as follows:

	November 30, 2011	August 31, 2011
Foreign currency translation adjustment, net of taxes of $398,129 and $518,217, respectively	$729,762	$952,782
Change in valuation of investment available-for-sale, net of taxes of $2,109,374 and $3,500,481, respectively	3,917,409	6,500,894

Total accumulated other comprehensive income, net of taxes of $2,507,503 and $4,018,698, respectively	$4,647,171	$7,453,676

Contingencies

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has recognized, in fiscal year 2011, an increase of $12.9 million in the contractual allowance and related interest expense at our Pasadena and Garland facilities. For a detailed discussion of this, see Revenue Recognition Policy under Notes to Consolidated Financial Statements. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $3.7 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. In September and October 2011, the Company deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.7 million, not including prejudgment interest. The Company has appealed the judgments requiring a refund to the carriers. The appeal of the refund judgments will progress simultaneously to the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and will likely be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that voluntary payments refunded to the carriers will be recaptured.

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

The management agreement for the Second People’s Hospital required that 1% of the drug income, and drug income in excess of 40% of total sales, of the hospital be paid to the government. This requirement was designed to control the cost of drugs by discouraging the sale by the hospital of drugs purchased from other than approved drug vendors. However, the local government has not published a list of approved drug vendors and therefore has not enforced the payment provision since the inception of the original management agreement. The Company has been advised by a local attorney that enforcement of that provision is remote, so it has not accrued the amount that would be payable to the local government if this provision were enforced. If the government were to enforce this provision, Dynacq-Huai-Bei could potentially owe approximately $1.6 million to the government for the period of time since inception of the original management contract on the hospital to November 30, 2011.

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

Certain previously reported financial information has been reclassified to conform to the current year’s presentation. The impact of such reclassification was not significant to the prior year’s overall presentation, except for (1) presenting the Pasadena facility as continuing operations under U.S. Division, which was presented in the prior year as discontinued operations, and (2) the presentation of the various subsidiaries (except for Dynacq-Huai Bei and Sino Bond, which are now shown as part of the Corporate Division) in China as discontinued operations under the Corporate Division, which in the previous year was shown as part of continuing operations under the China Division.

The Company had made the decision to sell its Garland facility as of August 31, 2010, and its operation was classified as discontinued operations for the year ended August 31, 2010. However, the Company closed the Garland facility on September 30, 2011, and accordingly its operations for the fiscal year 2011 and the quarter ended November 30, 2011 continue to be classified as “Discontinued Operations” (see Discontinued Operations below). The Company plans to either sell the Garland facility or pursue converting it into an ambulatory surgical center, if and when the Company can identify and generate a steady referral source for outpatient cases. The Company intended to sell its Pasadena facility also, and had it classified as discontinued operations, as of August 31, 2010.

However, since a sale was not consummated during the 12-month period following the decision to sell, the operations of the Pasadena facility have been reclassified as continuing operations for the fiscal year 2011 and the quarter ended November 30, 2011. The Company is continuing to revamp its operations at the Pasadena facility to become profitable again by modifying the business model and controlling expenses. However, there can be no assurance that we will be successful in turning the facility around.

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

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of November 30, 2011, based on the quoted market prices as of that date. As of November 30, 2011, these securities are valued at approximately $14.6 million. The Company intends to hold, or sell if market conditions change, and manage these investment securities until it is able to identify and fund other attractive opportunities in China. During the quarter ended November 30, 2011 and 2010, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had losses of $165,592 and $84,579, respectively. The Company, through a subsidiary in Hong Kong, has expanded its investments in debt and equity securities in Europe and Asia and has engaged the services of an investment banker to recommend such investment opportunities. The Company’s primary investment focus will be on growth companies from mainland China. The Company anticipates making short-term investments in these entities through initial public offerings (held mostly through the Hong Kong Stock Exchange) and pre-initial public offerings.

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

The Company had an independent appraisal done in October 2011 for both the hospitals, and based on each hospital’s valuation, expected sale proceeds, and expected cash flows has determined that there is no impairment charge required in connection with the foregoing disposal activities.

The Company has discontinued operations of all its foreign subsidiaries, except for Dynacq-HuaiBei and Sino Bond, and has either closed or is in the process of closing them.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended November 30,
	2011	2010
Revenues from external customers
Net patient service revenues
U.S. Division	$1,844,973	$2,449,815
Corporate	—	—

Consolidated	$1,844,973	$2,449,815

Income (loss) before taxes and discontinued operations
U.S. Division	$(404,649)	$79,705
Corporate	(1,004,293)	(741,378)

Consolidated	$(1,408,942)	$(661,673)

	November 30, 2011	August 31, 2011
Total Assets
U.S. Division	$8,770,151	$8,763,015
Corporate	41,778,400	50,550,958

Assets of continuing operations	50,548,551	59,313,973
Assets of discontinued operations	6,748,300	6,909,527

Consolidated	$57,296,851	$66,223,500

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Such forward-looking statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the risks and uncertainties described in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2011. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You must read the following discussion of the results of our business and our operations and financial condition in conjunction with our reviewed consolidated financial statements, including the notes, included in this quarterly report on Form 10-Q and our audited consolidated financial statements, including the notes, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended November 30, 2011. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2011.

Results of Operations

	Thee Months Ended November 30, 2011			Three Months Ended November 30, 2010
	U.S. Division	Corporate	Total	U.S. Division	Corporate	Total
Net patient service revenue	$1,844,973	$—	$1,844,973	$2,449,815	$—	$2,449,815

Costs and expenses:
Compensation and benefits	965,014	712,355	1,677,369	1,156,321	842,627	1,998,948
Medical services and supplies	223,118	—	223,118	418,556	—	418,556
Other operating expenses	813,236	509,553	1,322,789	799,038	1,004,899	1,803,937
Depreciation and amortization	109,432	40,379	149,811	—	46,845	46,845

Total costs and expenses	2,110,800	1,262,287	3,373,087	2,373,915	1,894,371	4,268,286

Operating income (loss)	(265,827)	(1,262,287)	(1,528,114)	75,900	(1,894,371)	(1,818,471)

Other income (expense):
Rent and other income	9,701	(7,103)	2,598	10,986	797,418	808,404
Interest income	—	267,898	267,898	—	386,690	386,690
Interest expense	(148,523)	(2,801)	(151,324)	(7,181)	(31,115)	(38,296)

Total other income, net	(138,822)	257,994	119,172	3,805	1,152,993	1,156,798

Income (loss) before income taxes from continuing operations	$(404,649)	$(1,004,293)	(1,408,942)	$79,705	$(741,378)	(661,673)

Benefit for income taxes			—			173,649

Loss from continuing operations			(1,408,942)			(488,024)
Discontinued operations, net of income taxes			(562,666)			(669,651)

Net loss			(1,971,608)			(1,157,675)
Less: Net loss attributable to noncontrolling interest			27,515			1,035

Net loss attributable to Dynacq Healthcare, Inc.			$(1,944,093)			$(1,156,640)

Operational statistics (Number of medical procedures) for Pasadena facility:
Inpatient:
Bariatric	17			19
Orthopedic	1			7
Other	31			4

Total inpatient procedures	49			30

Outpatient:
Orthopedic	25			24
Other	80			145

Total outpatient procedures	105			169

Total procedures	154			199

Three Months Ended November 30, 2011 Compared to the Three Months Ended November 30, 2010

U.S. Division

Through November 2011, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $3.7 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. In September and October 2011, the Company deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.7 million, not including prejudgment interest. The Company has appealed the judgments requiring a refund to the carriers. The appeal of the refund judgments will progress simultaneously to the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and will likely be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that voluntary payments refunded to the carriers will be recaptured.

Due to the uncertainties associated with these stop-loss fee dispute cases, in fiscal year 2011, the Company recognized an increase of $10,254,990 in the contractual allowance at our Pasadena facility (and an additional loss of $779,583 in the contractual allowance at our Garland facility, which is classified as discontinued operations), and $1,751,478 in interest expense at our Pasadena facility (and an additional interest expense of $132,339 at our Garland facility).

Net patient service revenue decreased by $604,842, or 25%, from $2,449,815 to $1,844,973, and total surgical cases decreased by 23% from 199 cases for the quarter ended November 30, 2010 to 154 cases for the quarter ended November 30, 2011. While the number of cases decreased by 23%, net patient service revenue decreased by 25%. The change in percentage decrease in net patient service revenue compared to the decrease in the number of cases is primarily due to a change in the surgical mix of cases. Decreases in net patient revenues and number of cases are generally attributable to the loss of physicians from our medical staff.

Total costs and expenses decreased by $263,115, or 11%, from $2,373,915 for the quarter ended November 30, 2010 to $2,110,800 for the quarter ended November 30, 2011. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $191,307, or 17%, primarily associated with reduction in workforce due to lower net patient service revenues.

•

Medical services and supplies expenses decreased by $195,438, or 47%, while the number of surgery cases decreased 23%. The percentage decrease in medical services and supplies was higher than the percentage decrease in the number of surgery cases due to a change in the surgical mix of cases.

•	Other operating expenses increased marginally by $14,198, or 2%. The Company is trying to revamp its Pasadena facility operations and thus has a marginal increase in its other operating expenses.

•

Depreciation and amortization expenses increased by $109,432 in 2011 compared to 2010. The Company had ceased depreciating property and equipment for its Pasadena facility in the prior year since it was classified as discontinued operations, and was being measured at the lower of its carrying amount or fair value less cost to sell. However, in the current year, the Pasadena facility’s operations are classified as continuing operations, and thus its property and equipment are being depreciated.

Other income (expense) for the quarter ended November 30, 2011 of $(138,822) includes interest expense of $148,523 primarily associated with the stop-loss cases discussed above.

Corporate Division

Compensation and benefits for the Corporate Division includes $67,689 and $107,214 of non-cash compensation expense for the quarter ended November 30, 2011 and 2010, respectively, related to employees’ incentive stock options granted in fiscal years 2007, 2011 and 2012. It also includes all corporate personnel compensation and benefits. The decrease of approximately 15% in 2011, compared to 2010, is primarily due to a reduction in corporate staff.

Other operating expenses includes primarily administrative expenses for managing the various projects the Company is undertaking in China and Hong Kong, related marketing expenses and rent for an apartment for our chief executive officer in Hong Kong. It also includes all the corporate personnel costs in the U.S. and other professional fees such as legal expenses and audit expenses. Other operating expenses decreased by $495,346, from $1,004,899 for the quarter ended November 30, 2010 to $509,553 for the quarter ended November 30, 2011. For the quarter ended November 30, 2011, the Company incurred the following costs: (1) marketing fees of $150,000, (2) rent of $49,863 for apartment for the Company’s chief executive officer in Hong Kong, and (3) administrative support services fees of $57,000. However, these expenses were accrued during the fiscal year ended August 31, 2011, and hence were not an expense for the quarter ended November 30, 2011. The Company had incurred and expensed similar costs for the quarter ended November 30, 2010. The Company believes that the proposed businesses being pursued in China and Hong Kong will eventually be beneficial; however, due to no immediate project in an advanced stage, the Company had expensed the contractual obligations through the term of the contracts as of August 31, 2011. The Company also incurred lower professional fees and other miscellaneous expenses by $153,000 primarily associated with lower net revenues.

Rent and other income (expense) decreased by $804,521, from $797,418 in other income, net, for the quarter ended November 30, 2010 to $(7,103) in other expense, net, for the quarter ended November 30, 2011. Rent and other income for the quarter ended November 30, 2011 includes (a) a $128,807 in foreign currency gains, (b) a loss of $165,592 due to fair valuation of trading securities as of November 30, 2011, and (c) miscellaneous other income of 29,682. Rent and other income for the quarter ended November 30, 2010 includes (a) a $720,696 refund received from the Rui An City Department of Health as part of the negotiation of termination of the assignment agreement to manage the Third People’s Hospital, and write-off of associated liabilities of $43,840 (the decision to terminate the agreement was based on the continued delays in the construction of the hospital), (b) a loss of $84,579 on short-term investments in the equity securities in Hong Kong, (c) foreign currency exchange gains of $101,514, primarily on investments in Euro bonds, and (d) miscellaneous other income of $15,947.

Interest income of $267,898 and $386,690 for the quarter ended November 30, 2011 and 2010, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of November 30, 2011, based on the quoted market prices as of that date. As of November 30, 2011, these securities are valued at approximately $14.6 million. Unrealized gains in these investments of $3.9 million are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at November 30, 2011, net of taxes of $2.1 million. The Company intends to hold, or sell if market conditions change, and manage these investment securities until it is able to identify and fund other attractive opportunities in China. During the quarter ended November 30, 2011 and 2010, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had losses of $165,592 and $84,579, respectively. The Company, through a subsidiary in Hong Kong, has expanded its investments in debt and equity securities in Europe and Asia and has engaged the services of an investment banker to recommend such investment opportunities. The Company’s primary investment focus will be on growth companies from mainland China. The Company anticipates making short-term investments in these entities through initial public offerings (held mostly through the Hong Kong Stock Exchange) and pre-initial public offerings.

For the quarter ended November 30, 2011, the Company did not recognize any tax benefits applicable to the operating loss. The balance sheet reflects an increase in the deferred tax asset of $1,511,195 due to a reduction in deferred tax liability related to the available for sale securities and their decline in value.

Discontinued Operations

Garland Facility (discontinued operations)

Due to the uncertainties associated with the stop-loss fee dispute cases discussed above, in fiscal year 2011, the Company recognized an increase of $779,583 in the contractual allowance, and an additional interest expense of $132,339, at our Garland facility.

The Company closed the Garland facility on September 30, 2011, and accordingly its operations for the fiscal year 2011 and the quarter ended November 30, 2011 continue to be classified as discontinued operations. The Company plans to either sell the Garland facility or pursue converting it into an ambulatory surgical center, if and when the Company can identify and generate a steady referral source for outpatient cases. Net patient service revenue decreased by $328,635, or 59%, from $553,511 to $224,876, due to the closure of the facility in the current fiscal quarter.

Total costs and expenses decreased by $810,044, or 53%, from $1,524,566 for the quarter ended November 30, 2010 to $714,522 for the quarter ended November 30, 2011, due to the closure of the facility in the current fiscal quarter.

Corporate (discontinued operations)

The Corporate Division revenue includes net patient service revenues from Second People’s Hospital in Rui An, China. Due to continued losses at the Second People’s Hospital, the Company made the decision to terminate the management agreement as of February 28, 2011 with the Rui An City Department of Health, and is currently in negotiation with them to finalize the terms, including the effective date of termination. The loss before income taxes at the Second People’s Hospital for the quarter ended November 30, 2010 was $24,941.

The Corporate Division also includes other operating expenses the Company incurred at certain of its subsidiaries in China while pursuing various projects. All of the Company’s foreign subsidiaries, except for Dynacq-Huai Bei and Sino Bond, have been reclassified as discontinued operations. The Company incurred $98,493 and $66,474 in other operating expenses at these subsidiaries during the quarter ended November 30, 2011 and 2010, respectively. Loss before income taxes in these subsidiaries was $62,275 and $31,067 for the quarter ended November 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

Our 2011 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Cash flow used in operating activities for continuing activities was $5,692,131 during the quarter ended November 30, 2011, primarily due to a net loss before discontinued operations of $1,381,427, net changes in income tax related accounts of $567,328 and decreases in accounts payable and accrued liabilities of $4,415,995, of which a decrease of $3,703,252 was due to cash deposits made by the Company into the registry of the court in order to stay execution of the judgments ordering refunds in the stop-loss fee dispute cases.

In addition, cash flow used in operating activities for discontinued operations was $367,117 during the quarter ended November 30, 201, primarily due to a net loss from discontinued operations of $562,666, partially offset by a reduction in inventories of $163,446.

Total cash flow used in operating activities for continuing and discontinued operations combined was $6,059,248 during the quarter ended November 30, 2011.

Cash flows from investing activities

Cash flow used in investing activities for continuing activities was $87,329 for purchase of equipment at the Pasadena facility.

Cash flows from financing activities

Cash flow provided by financing activities for continuing activities was $166,156. In November 2011, the Company borrowed $116,339 as note payable from a financial institution at an interest rate of 4.5%. This note payable is to be repaid in 36 monthly installments and is secured by specific equipment purchased at our Pasadena facility. The Company has paid $11,282 during the fiscal quarter ended November 30, 2011 towards notes payable for equipment purchased. In addition, the Company paid $16,074 towards a mortgage loan for the purchase of an apartment in Hong Kong. During the quarter ended November 30, 2011, the Company received contributions of $100,000 for sale of non-controlling interests in our Pasadena facility’s operations.

The Company had working capital of $13,827,777 as of November 30, 2011 and maintained a liquid position by a current ratio of approximately 1.8 to 1.

We believe we will be able to meet our ongoing liquidity and cash needs for fiscal year 2012 through the combination of available cash and cash flow from operations.

Recent Accounting Pronouncements

Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities: In July 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). The guidance provided in this ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. The Implementation of this standard has had no impact on our consolidated financial position or results of operations.

Presentation of Insurance Claims and Related Insurance Recoveries: In August 2010, the FASB issued ASU 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries,” which clarifies that a health care entity should not net insurance recoveries against a related claim liability. The guidance provided in this ASU is effective for the fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this standard has had no impact on our consolidated financial position or results of operations.

Fair Value Measurements and Disclosures: The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2010-06, Fair Value Measurements and Disclosures about Fair Value Measurements. ASU 2010-06 affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements. This ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. ASU No. 2010-06 did not have a significant impact on our disclosures, and the disclosures related to the roll forward of activity in Level 3 fair value measurements did not have an impact on our disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of November 30, 2011, our disclosure controls and procedures were effective.

There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our Texas facilities’ fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Revenue Recognition, as well as Business – Government Regulation – Texas Workers’ Compensation Systems in our Form 10-K for the fiscal year ended August 31, 2011, for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 1A. Risk Factors.

The Company’s Risk Factors as disclosed in its Form 10-K for the year ended August 31, 2011 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 15.1	Awareness Letter of KWCO, P.C.

Exhibit 23.1	Consent of KWCO, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Schema Document.

**101.CAL	XBRL Calculation Linkbase Document.

**101.LAB	XBRL Label Linkbase Document.

**101.PRE	XBRL Presentation Linkbase Document.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNACQ HEALTHCARE, INC.

Date: January 17, 2012	By:	/s/ Eric K. Chan
Eric K. Chan
Chief Executive Officer
(duly authorized officer)

Date: January 17, 2012	By:	/s/ Philip S. Chan
Philip S. Chan
Chief Financial Officer
(principal financial and accounting officer)

INDEX OF EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 15.1	Awareness Letter of KWCO, P.C.

Exhibit 23.1	Consent of KWCO, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Schema Document.

**101.CAL	XBRL Calculation Linkbase Document.

**101.LAB	XBRL Label Linkbase Document.

**101.PRE	XBRL Presentation Linkbase Document.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.