Form 10-Q
period 2012-02-29
DYNACQ HEALTHCARE INC
filed 2012-04-13
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-21574

DYNACQ HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

Nevada	76-0375477
(State or other jurisdiction of incorporation or organization)	( (I.R.S. Employer Identification No.)

4301 Vista Road Pasadena, Texas	77504
(Address of principal executive offices)	(Zip Code)

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

As of April 13, 2012, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 14,543,626.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have reviewed the accompanying consolidated balance sheet of Dynacq Healthcare, Inc. (the “Company”), as of February 29, 2012, and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended February 29, 2012 and February 28, 2011. These interim financial statements are the responsibility of the Company’s management.

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

/s/ KWCO, P.C.

KWCO, P.C.

Houston, Texas

April 13, 2012

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	February 29, 2012	August 31, 2011
	(Reviewed)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$15,842,467	$24,315,160
Accounts receivable, net of contractual allowances of approximately $187,059,000 and $188,513,000 at February 29, 2012 and August 31, 2011, respectively	500,824	1,192,279
Inventories	474,109	550,441
Trading securities	1,424,399	1,471,644
Interest receivable	178,874	192,366
Prepaid expenses	198,121	272,414
Income tax receivable	2,363,724	2,363,724
Assets of discontinued operations	6,651,726	6,909,527

Total current assets	27,634,244	37,267,555
Investments available-for-sale	18,281,129	18,722,274
Investment in real estate, net	1,915,218	1,941,041
Property and equipment, net	7,038,699	7,168,864
Income tax receivable	868,249	868,249
Deferred tax asset	612,216	—
Other assets	249,695	255,517

Total assets	$56,599,450	$66,223,500

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	February 29, 2012	August 31, 2011
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,974,753	$2,346,720
Accrued liabilities	13,691,664	18,430,553
Current portion of notes payable	121,543	97,918
Current portion of capital lease obligations	97,794	94,044
Liabilities of discontinued operations	615,598	604,302

Total current liabilities	16,501,352	21,573,537
Non-current liabilities:
Long-term portion of notes payable	1,125,903	1,093,961
Long-term portion of capital lease obligations	139,308	189,161

Total liabilities	17,766,563	22,856,659

Commitments and contingencies
Equity:
Dynacq stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 14,543,626 and 14,426,960 shares issued at February 29, 2012 and August 31, 2011	14,544	14,427
Additional paid-in capital	10,047,320	9,780,837
Accumulated other comprehensive income	6,326,320	7,453,676
Retained earnings	22,314,605	26,054,284

Total Dynacq stockholders’ equity	38,702,789	43,303,224

Non-controlling interest	130,098	63,617

Total equity	38,832,887	43,366,841

Total liabilities and equity	$56,599,450	$66,223,500

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Reviewed)

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net patient service revenue	$966,716	$1,688,813	$2,811,689	$4,138,628

Costs and expenses:
Compensation and benefits	2,019,312	1,604,895	3,696,681	3,603,843
Medical services and supplies	343,508	365,464	566,626	784,020
Other operating expenses	1,349,336	1,550,251	2,672,125	3,354,188
Depreciation and amortization	160,287	44,109	310,098	90,954

Total costs and expenses	3,872,443	3,564,719	7,245,530	7,833,005

Operating loss	(2,905,727)	(1,875,906)	(4,433,841)	(3,694,377)

Other income (expense):
Rent and other income	1,257,844	196,608	1,260,442	977,266
Interest income	338,305	353,763	606,203	740,453
Interest expense	(143,265)	(9,750)	(294,589)	(20,300)

Total other income, net	1,452,884	540,621	1,572,056	1,697,419

Loss before income taxes from continuing operations	(1,452,843)	(1,335,285)	(2,861,785)	(1,996,958)
Benefit for income taxes	—	493,030	—	666,679

Loss from continuing operations	(1,452,843)	(842,255)	(2,861,785)	(1,330,279)
Discontinued operations, net of income taxes	(169,547)	(715,258)	(732,213)	(1,384,909)
Loss on disposal of discontinued operations, net of income taxes	(229,201)	(121,577)	(229,201)	(121,577)

Net loss	(1,851,591)	(1,679,090)	(3,823,199)	(2,836,765)
Less: Net loss attributable to noncontrolling interest	56,005	1,728	83,520	2,763

Net loss attributable to Dynacq Healthcare, Inc.	$(1,795,586)	$(1,677,362)	$(3,739,679)	$(2,834,002)

Basic and diluted loss per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.10)	$(0.06)	$(0.19)	$(0.09)
Discontinued operations, net of income taxes	(0.01)	(0.05)	(0.05)	(0.10)
Loss on disposal of discontinued operations, net of income taxes	(0.02)	(0.01)	(0.02)	(0.01)

Net loss attributable to Dynacq Healthcare, Inc.	$(0.13)	$(0.12)	$(0.26)	$(0.20)

Basic and diluted average common shares outstanding	14,456,127	14,176,960	14,443,627	14,176,960

Amounts attributable to Dynacq Healthcare, Inc.:
Loss from continuing operations	$(1,396,838)	$(840,527)	$(2,778,265)	$(1,327,516)
Discontinued operations, net of income taxes	(169,547)	(715,258)	(732,213)	(1,384,909)
Loss on disposal of discontinued operations, net of income taxes	(229,201)	(121,577)	(229,201)	(121,577)

Net loss attributable to Dynacq Healthcare, Inc.	$(1,795,586)	$(1,677,362)	$(3,739,679)	$(2,834,002)

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Six months ended
	February 29, 2012	February 28, 2011
Cash flows from operating activities
Net loss	$(3,739,679)	$(2,834,002)
Less loss from discontinued operations, net of income taxes	961,414	1,506,486

Net loss before discontinued operations	(2,778,265)	(1,327,516)
Adjustments to reconcile net loss before discontinued operations to net cash used in operating activities:
Depreciation and amortization	310,098	90,954
Loss on trading securities	57,101	14,995
Deferred income taxes	(1,655,662)	272,534
Noncontrolling interest	(83,520)	(2,763)
Charge for stock options to employees	149,934	4,251
Charge for non-controlling interest sale and issuance of stock awards	166,666	—
Foreign currency exchange losses (gains)	152,435	(157,939)
Changes in operating assets and liabilities:
Accounts receivable	691,455	1,112,382
Interest receivable	13,493	110,183
Inventories	76,332	55,313
Prepaid expenses	74,293	290,635
Income taxes receivable	—	(1,710,119)
Other assets	5,316	29,979
Accounts payable	(371,967)	291,070
Accrued liabilities	(4,766,187)	(802,185)

Cash used in continuing activities	(7,958,478)	(1,728,226)
Cash used in discontinued activities	(696,218)	(1,239,848)

Net cash used in operating activities	(8,654,696)	(2,968,074)

Cash flows from investing activities
Purchase of trading securities	—	(4,909,498)
Sales proceeds of trading securities	—	3,494,738
Purchase of equipment	(157,753)	(6,794)

Cash used in continuing activities	(157,753)	(1,421,554)
Cash used in discontinued activities	—	(101,651)

Net cash used in investing activities	(157,753)	(1,523,205)

Cash flows from financing activities
Proceeds from notes payable	116,339	65,000
Principal payments on notes payable	(60,773)	(44,567)
Payments on capital lease	(46,103)	(42,635)
Contributions from, and distributions to, noncontrolling interest, net	100,000	—

Cash provided by (used in) continuing activities	109,463	(22,202)
Cash used in discontinued activities	—	(23,222)

Net cash provided by (used in) financing activities	109,463	(45,424)

Effect of exchange rate changes on cash	230,293	484,536

Net decrease in cash and cash equivalents	(8,472,693)	(4,052,167)
Cash at beginning of period	24,315,160	27,665,945

Cash at end of period	$15,842,467	$23,613,778

Continued.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows (continued)

(Reviewed)

	Six months ended
	February 29, 2012	February 28, 2011
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$728,788	$22,804

Income taxes	$0	$0

Non cash investing and financing activities:
Investments available-for-sale	$(278,855)	$1,024,427
Accumulated other comprehensive income	181,256	(665,877)
Deferred tax liabilities	97,599	(358,550)
Equipment from capital lease (discontinued operations)	—	34,592
Capital lease obligation (discontinued operations)	—	(34,592)

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

February 29, 2012

(reviewed)

General

Dynacq Healthcare, Inc., a Nevada corporation (the “Company”), is a holding company that through its subsidiaries in the United States develops and manages general acute care hospitals that principally provide specialized surgeries. The Company through its subsidiaries in China and Hong Kong also (1) provided healthcare management services to a hospital in China until February 28, 2011; and (2) invests in debt and equity securities, including short-term investments in initial public offerings and pre-initial public offerings. The Company through its United States subsidiaries (1) owns and operates one general acute care hospital in Pasadena, Texas, and (2) owns one general acute care hospital in Garland, Texas, which was closed on September 30, 2011, and accordingly this business is classified as “Discontinued Operations” for the six months ended February 29, 2012 and February 28, 2011 (see Note below on Discontinued Operations). The Company is currently composed of two divisions: U.S. and Corporate.

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $1.5 million and $1.3 million for the three months ended February 29, 2012 and February 28, 2011, respectively, and $2.8 million and $3.2 million for the six months ended February 29, 2012 and February 28, 2011, respectively. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2011. Operating results for the three and six months ended February 29, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

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

Investments in Available-for-Sale and Trading Securities

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of February 29, 2012, based on the quoted market prices as of that date. These investments are subject to default risk. The Company intends to hold these for a minimum period of an additional

12 months. Unrealized gains in the fair value are reported in accumulated other comprehensive income, net of related income tax effect. The Company monitors its investment portfolio for any decline in fair value that is other than temporary and records any such impairment as an impairment loss.

The Company also invests in initial public offerings of equity securities on the Hong Kong Stock Exchange. These investments are classified as trading securities, and are carried at fair value as of February 29, 2012. These investments are subject to fluctuations in the market price. During the six months ended February 29, 2012 and February 28, 2011, the Company had a net loss of $57,101 and $14,995 in trading of these securities, respectively.

Investment in Real Estate and Notes Payable

In March 2010, the Company purchased an apartment in Hong Kong as an investment for $2,014,207. This apartment was used as a security to obtain an 18-year mortgage loan of $1,245,775 from a financial institution, with a variable interest rate at the lower of 3-month Hang Seng Interbank Offered Rates plus 0.7% or 2.9% below the Hong Kong Dollar best lending rate quoted by the financial institution. The effective interest rate at February 29, 2012 was 1.1%. The Company has paid down $32,090 and $31,651 during the six months ended February 29, 2012 and February 28, 2011, respectively, and the current and long-term portions of the note payable as of February 29, 2012 are $64,319 and $1,059,320, respectively. Depreciation expense associated with the apartment was $12,912 in each year for the three months ended February 29, 2012 and February 28, 2011, and $25,824 in each year for the six months ended February 29, 2012 and February 28, 2011.

In November 2011 and September 2010, the Company borrowed $116,339 and $65,000 as notes payable from a financial institution at an interest rate of 4.5% and 6%, which notes are to be repaid in 36 and 24 monthly installments, respectively, and are secured by specific equipments purchased at our Pasadena facility. The Company has paid down $28,683 during the six months ended February 29, 2012, and the current and long-term portions of the notes payable as of February 29, 2012 are $57,224 and $66,583, respectively.

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

Discontinued Operations

Under ASC Topic 360-10-35, Property, Plant, and Equipment – Subsequent Measurement (formerly referred to as SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we classify assets to be disposed of as held for sale or, if appropriate, discontinued operations when they have received appropriate approvals to be disposed of by our management or Board of Directors. Cash flows from our discontinued businesses are reflected as discontinued operating, investing, and financing activities in our statement of cash flows. We had $6,651,726 of assets of discontinued operations and $615,598 of liabilities of discontinued operations as of February 29, 2012.

U.S. Division

The Company had made the decision to sell its Garland facility as of August 31, 2010, and its operation was classified as discontinued operations for the year ended August 31, 2010. However, the Company closed the Garland facility on September 30, 2011, and accordingly its operations for the fiscal years 2011 and 2012 continue to be classified as discontinued operations. The Company plans to either sell the Garland facility or pursue converting it into an ambulatory surgical center, if and when the Company can identify and generate a steady referral source for outpatient cases. The Company intended to sell its Pasadena facility also, and had it classified as discontinued operations, as of August 31, 2010. However, since a sale was not consummated during the 12-month period following the decision to sell, the operations of the Pasadena facility have been reclassified as continuing operations for the fiscal years 2011 and 2012. The Company is continuing to revamp its operations at the Pasadena facility by modifying the business model and controlling expenses. However, there can be no assurance that we will be successful in turning the facility around.

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

The following is a summary of financial information related to our discontinued operations for the three and six months ended February 29, 2012 and February 28, 2011. We have reclassified prior period financial statements to exclude these businesses from continuing operations.

Discontinued Operations

	Three months ended February 29, 2012			Three months ended February 28, 2011
	U.S. Division	Corporate Division	Total	U.S. Division	Corporate Division	Total
Net patient service revenue	$93,711	$—	$93,711	$734,538	$339,910	$1,074,448

Costs and expenses:
Compensation and benefits	11,196	—	11,196	657,684	285,781	943,465
Medical services and supplies	46,580	—	46,580	250,524	130,807	381,331
Other operating expenses	195,171	—	195,171	660,700	232,608	893,308
Depreciation and amortization	—	—	—	—	10,754	10,754

Total costs and expenses	252,947	—	252,947	1,568,908	659,950	2,228,858

Operating loss	(159,236)	—	(159,236)	(834,370)	(320,040)	(1,154,410)
Other income (expense), net	(10,311)	—	(10,311)	2,762	56,790	59,552

Loss before income taxes	(169,547)	—	(169,547)	(831,608)	(263,250)	(1,094,858)
Benefit for income taxes	—	—	—	267,827	111,773	379,600

Loss on discontinued operations, net of income taxes	(169,547)	—	(169,547)	(563,781)	(151,477)	(715,258)

Loss on disposal of discontinued assets	—	(229,201)	(229,201)	—	(187,041)	(187,041)
Benefit for income taxes	—	—	—	—	65,464	65,464

Loss on disposal of discontinued assets, net of income taxes	—	(229,201)	(229,201)	—	(121,577)	(121,577)

Total loss on discontinued operations, net of taxes	$(169,547)	$(229,201)	$(398,748)	$(563,781)	$(273,054)	$(836,835)

	Six months ended February 29, 2012			Six months ended February 28, 2011
	U.S. Division	Corporate Division	Total	U.S. Division	Corporate Division	Total
Net patient service revenue	$318,587	$—	$318,587	$1,288,049	$831,232	$2,119,281

Costs and expenses:
Compensation and benefits	166,803	22,511	189,314	1,334,918	556,100	1,891,018
Medical services and supplies	267,551	—	267,551	476,252	406,452	882,704
Other operating expenses	533,115	98,493	631,608	1,282,304	358,232	1,640,536
Depreciation and amortization	—	5,175	5,175	—	21,180	21,180

Total costs and expenses	967,469	126,179	1,093,648	3,093,474	1,341,964	4,435,438

Operating loss	(648,882)	(126,179)	(775,061)	(1,805,425)	(510,732)	(2,316,157)
Other income (expense), net	(21,056)	63,904	42,848	2,813	191,474	194,287

Loss before income taxes	(669,938)	(62,275)	(732,213)	(1,802,612)	(319,258)	(2,121,870)
Benefit for income taxes	—	—	—	585,218	151,743	736,961

Loss on discontinued operations, net of income taxes	(669,938)	(62,275)	(732,213)	(1,217,394)	(167,515)	(1,384,909)

Loss on disposal of discontinued assets	—	(229,201)	(229,201)	—	(187,041)	(187,041)
Benefit for income taxes	—	—	—	—	65,464	65,464

Loss on disposal of discontinued assets, net of income taxes	—	(229,201)	(229,201)	—	(121,577)	(121,577)

Total loss on discontinued operations, net of taxes	$(669,938)	$(291,476)	$(961,414)	$(1,217,394)	$(289,092)	$(1,506,486)

	February 29, 2012			August 31, 2011
	U.S. Division	Corporate Division	Total	U.S. Division	Corporate Division	Total
Current assets	$—	$120,954	$120,954	$260,020	$118,734	$378,754
Property and equipment, net	6,530,772	—	6,530,772	6,530,773	—	6,530,773

Total assets	$6,530,772	$120,954	$6,651,726	$6,790,793	$118,734	$6,909,527

Current liabilities:
Accounts payable and accrued liabilities	$—	$615,598	$615,598	$—	$604,302	$604,302

Total liabilities	$—	$615,598	$615,598	$—	$604,302	$604,302

Net Loss per Share

The following table presents the computation of basic and diluted loss per common share attributable to the Company:

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Basic and diluted loss per common share:
Numerator:
Loss from continuing operations	$(1,452,843)	$(842,255)	$(2,861,785)	$(1,330,279)
Less: Net loss attributable to noncontrolling interest	56,005	1,728	83,520	2,763

Loss from continuing operations attributable to Dynacq Healthcare, Inc.	(1,396,838)	(840,527)	(2,778,265)	(1,327,516)
Discontinued operations, net of income taxes	(169,547)	(715,258)	(732,213)	(1,384,909)
Loss on disposal of discontinued operations, net of income taxes	(229,201)	(121,577)	(229,201)	(121,577)

Net loss attributable to Dynacq Healthcare, Inc.	$(1,795,586)	$(1,677,362)	$(3,739,679)	$(2,834,002)

Denominator:
Basic and diluted average common shares outstanding	14,456,127	14,176,960	14,443,627	14,176,960

Basic and diluted loss per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.10)	$(0.06)	$(0.19)	$(0.09)
Discontinued operations, net of income taxes	(0.01)	(0.05)	(0.05)	(0.10)
Loss on disposal of discontinued operations, net of income taxes	(0.02)	(0.01)	(0.02)	(0.01)

Net loss attributable to Dynacq Healthcare, Inc.	$(0.13)	$(0.12)	$(0.26)	$(0.20)

Basic net income (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net income (loss) per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to approximately 2,367,000 shares and 1,139,000 shares for the six months ended February 29, 2012 and February 28, 2011, respectively.

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

On November 14, 2011, the Compensation Committee granted stock options to purchase an aggregate of 200,000 shares under the 2011 Plan, with a weighted average exercise price of $1.07 to two employees. These stock options will vest based on certain operating performance criteria, and expire after five years. The shares underlying these stock options are registered under the Securities Act of 1933 (the “Securities Act”).

On January 12, 2012, the Compensation Committee granted stock options to purchase 250,000 shares under the 2011 Plan, with an exercise price of $1.10 to the Company’s chief executive officer, Eric K. Chan. These stock options will vest in annual installments of 25 percent beginning on the first anniversary date, and expire after ten years. The shares underlying these stock options are registered under the Securities Act.

On February 6, 2012, the Compensation Committee granted stock options to purchase an aggregate of one million shares under the 2011 Plan, with a weighted average exercise price of $1.00 to various employees. These stock options will vest based on certain operating performance criteria, and expire after five years. The shares underlying these stock options are registered under the Securities Act.

As of February 29, 2012, there remain 13,650,000 shares which can be issued under the 2011 Plan after giving effect to shares issued.

2000 Incentive Plan

The Company’s 2000 Incentive Plan (“2000 Plan”) provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The 2000 Plan does not have a fixed termination date, provided that no incentive stock option can be granted subsequent to August 29, 2011. As of February 29, 2012, there remain 2,023,066 shares to be issued upon exercise of outstanding options, and no new stock options awards will be issued under the 2000 Plan.

The 2011 Plan and the 2000 Plan (the “Plans”) are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares, and all of the terms of the awards. The Company may at any time amend or terminate the 2011 Plan. However, no amendment that would impair the rights of any participant with respect to outstanding grants can be made without the participant’s prior consent. Stockholder approval of an amendment to the Plans is necessary only when required by applicable law or stock exchange rules.

Generally, options granted become exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after five to ten years.

The following table summarizes the stock option activities for the six months ended February 29, 2012 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1)
Outstanding, August 31, 2011	2,206	$2.41	$—	$—
Granted	1,450	1.03	0.52	—
Exercised	—	—	—	—
Expired or canceled	(283)	1.79	—	—

Outstanding, February 29, 2012	3,373	$1.87	$—	$—

(1)

These amounts represent the difference between the exercise price and the closing price of Dynacq common stock on February 29, 2012 and August 31, 2011, as reported on the NASDAQ stock market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dynacq common stock on the date of exercise.

For the six months ended February 29, 2012 and February 28, 2011, there were no stock options exercised.

The following summarizes information related to stock options outstanding as of February 29, 2012, and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 1.00 – 1.10	1,350	6.0	$1.03	—	$—
$ 1.86 – 2.05	1,200	9.4	1.89	—	—
$ 2.50 – 2.75	587	1.3	2.54	587	2.54
$ 4.90 – 4.96	236	2.6	4.90	236	4.90

Total	3,373	6.1	$1.87	823	$3.22

For the three months ended February 29, 2012 and February 28, 2011, stock-based compensation expense associated with the Company’s stock options was $82,244 and $(102,963), respectively. For the six months ended February 29, 2012 and February 28, 2011, stock-based compensation expense associated with the Company’s stock options was $149,934 and $4,251, respectively. The total unrecognized compensation expense for outstanding stock options as of February 29, 2012 was $1,464,000, and will be recognized, in general, over 3.8 years. The weighted average time to recognize the compensation expense is 1.9 years.

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

The following table summarizes our financial assets and liabilities measured and reported in the Company’s statement of financial position at fair value on a recurring basis as of February 29, 2012, segregated among the appropriate levels within the fair value hierarchy:

	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	$—	$18,281,129	$—
Trading securities	1,424,399	—	—

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

Contractual Allowance

The Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received, up to 30 days after the end of the period, for the services performed and also estimating amounts collectible for the services performed within the last six months. The following table shows gross revenues and contractual allowances for the three and six months ended February 29, 2012 and February 28, 2011:

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Gross billed charges	$3,692,503	$4,954,275	$8,746,618	$10,924,743
Contractual allowance	2,725,787	3,265,462	5,934,929	6,786,115

Net revenue	$966,716	$1,688,813	$2,811,689	$4,138,628

Contractual allowance percentage	74%	66%	68%	62%

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

Through February 2012, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $3.7 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. In September and October 2011, the Company deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.7 million, not including prejudgment interest. The Company has appealed the judgments requiring a refund to the carriers. The appeal of the refund judgments will progress simultaneously to the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and will likely be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that voluntary payments refunded to the carriers will be recaptured.

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

Discontinued Operations

Revenue Recognition Policy

In China, the local government Department of Health establishes billing rates for a hospital’s sale of prescription medication and medical services. A majority of the services provided by Second People’s Hospital is to cash pay patients, who pay for the services in advance. For services provided under the local government’s social healthcare insurance program, we are generally paid at approximately 95% of billed charges two to three months after the date of service. The remaining 5% of billed charges is evaluated by the local government Department of Health on a semi-annual basis and may be paid to the hospital after that evaluation is complete. As of February 28, 2011, the Company made the decision to terminate the management agreement with the Rui An City Department of Health, and is currently in negotiation with them to finalize the terms, including the effective date of termination. The Company had bad debt expenses of $-0- and $21,991 for the three months ended February 29, 2012 and February 28, 2011, respectively, and $-0- and $24,755 for the six months ended February 29, 2012 and February 28, 2011, respectively, related to denials under the social healthcare insurance program. Since the amount of bad debt expense is minimal, it has been included with Other Operating Expenses in the income statement.

Noncontrolling Interest

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as noncontrolling interest. Noncontrolling interest reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interest ranged from 1.75% to 3.00% at February 29, 2012).

Comprehensive Loss and Accumulated Other Comprehensive Income

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive loss, but are excluded from net loss. Other comprehensive income (loss) amounts are recorded directly as an adjustment to stockholders’ equity, net of tax, and for the three and six months ended February 29, 2012 and February 28, 2011 were as follows:

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net loss	$(1,795,586)	$(1,677,362)	$(3,739,679)	$(2,834,002)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes of $(10,246), $68,535, $(13,344) and $166,069, respectively	(19,029)	117,242	(24,782)	308,413
Reclassification adjustment for foreign currency gains included in net income, net of taxes of $(384,283), $-0-, $(501,273) and $-0-, respectively	(704,051)	—	(921,318)	—
Change in valuation of investment available-for-sale, net of taxes of $1,293,508, $369,802, $(97,599) and $358,550, respectively	2,402,230	686,773	(181,256)	665,877

Total other comprehensive loss, net of taxes	(116,436)	(873,347)	(4,867,035)	(1,859,712)
Comprehensive loss attributable to the noncontrolling interest	—	—	—	—

Comprehensive loss attributable to Dynacq Healthcare, Inc.	$(116,436)	$(873,347)	$(4,867,035)	$(1,859,712)

The components of accumulated other comprehensive income were as follows:

	February 29, 2012	August 31, 2011
Foreign currency translation adjustment, net of taxes of $3,600 and $518,217, respectively	$6,682	$952,782
Change in valuation of investment available-for-sale, net of taxes of $3,402,882 and $3,500,481, respectively	6,319,638	6,500,894

Total accumulated other comprehensive income, net of taxes of $3,406,482 and $4,018,698, respectively	$6,326,320	$7,453,676

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

The management agreement for the Second People’s Hospital required that 1% of the drug income, and drug income in excess of 40% of total sales, of the hospital be paid to the government. This requirement was designed to control the cost of drugs by discouraging the sale by the hospital of drugs purchased from other than approved drug vendors. However, the local government has not published a list of approved drug vendors and therefore has not enforced the payment provision since the inception of the original management agreement. The Company has been advised by a local attorney that enforcement of that provision is remote, so it has not accrued the amount that would be payable to the local government if this provision were enforced. If the government were to enforce this provision, Dynacq-Huai-Bei could potentially owe approximately $1.6 million to the government for the period of time since inception of the original management contract on the hospital to February 29, 2012.

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

The Company had made the decision to sell its Garland facility as of August 31, 2010, and its operation was classified as discontinued operations for the year ended August 31, 2010. However, the Company closed the Garland facility on September 30, 2011, and accordingly its operations for the fiscal years 2011 and 2012 continue to be classified as “Discontinued Operations” (see Discontinued Operations below). The Company plans to either sell the Garland facility or pursue converting it into an ambulatory surgical center, if and when the Company can identify and generate a steady referral source for outpatient cases. The Company intended to sell its Pasadena facility also, and had it classified as discontinued operations, as of August 31, 2010. However, since a sale was not consummated during the 12-month period following the decision to sell, the operations of the Pasadena facility have been reclassified as continuing operations for the fiscal years 2011 and 2012. The Company is continuing to revamp its operations at the Pasadena facility by modifying the business model and controlling expenses. However, there can be no assurance that we will be successful in turning the facility around.

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

The Company has also organized Sino Bond Inc. Limited, a Hong Kong corporation (“Sino Bond”) to hold and manage investments in Hong Kong. Sino Bond invests in debt and equity securities in Europe and Asia, including initial public offerings and pre-initial public offerings.

At the present time, the Company’s subsidiaries in China and Hong Kong are not pursuing any new line of business and/or projects.

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of February 29, 2012, based on the quoted market prices as of that date. As of February 29, 2012, these securities are valued at approximately $18.3 million. The Company intends to hold these for a minimum period of an additional 12 months. During the three months ended February 29, 2012 and February 28, 2011, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had gains of $108,491 and $69,584, respectively. During the six months ended February 29, 2012 and February 28, 2011, the trading in initial public offerings of equity securities on the Hong Kong Stock Exchange generated losses of $57,101 and $14,995, respectively. The Company, through a subsidiary in Hong Kong, has expanded its investments in debt and equity securities in Europe and Asia and has engaged the services of an investment banker to recommend such investment opportunities. The Company’s primary investment focus will be on growth companies from mainland China. The Company anticipates making short-term investments in these entities through initial public offerings (held mostly through the Hong Kong Stock Exchange) and pre-initial public offerings.

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

The Corporate Division includes interest and other income related to the investments in available-for-sale and trading securities, corporate personnel compensation expenses, and general and administrative expenses. Such expenses and income are not allocated to our operating division, as they relate to our general corporate activities.

We generally evaluate performance based on profit or loss from operations before income taxes and non-recurring charges and other criteria. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no transfers between segments.

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Revenues from external customers
Net patient service revenues
U.S. Division	$966,716	$1,688,813	$2,811,689	$4,138,628
Corporate	—	—	—	—

Consolidated	$966,716	$1,688,813	$2,811,689	$4,138,628

Income (loss) before taxes and discontinued operations
U.S. Division	$(1,584,878)	$(593,099)	$(1,989,527)	$(513,394)
Corporate	132,035	(742,186)	(872,258)	(1,483,564)

Consolidated	$(1,452,843)	$(1,335,285)	$(2,861,785)	$(1,996,958)

	February 29, 2012	August 31, 2011
Total Assets

U.S. Division	$8,416,886	$8,763,015
Corporate	41,530,838	50,550,958

Assets of continuing operations	49,947,724	59,313,973
Assets of discontinued operations	6,651,726	6,909,527

Consolidated	$56,599,450	$66,223,500

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

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the three months ended February 29, 2012. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2011.

Results of Operations

	Thee Months Ended February 29, 2012			Three Months Ended February 28, 2011
	U.S. Division	Corporate	Total	U.S. Division	Corporate	Total
Net patient service revenue	$966,716	$—	$966,716	$1,688,813	$—	$1,688,813

Costs and expenses:
Compensation and benefits	964,412	1,054,900	2,019,312	1,049,769	555,126	1,604,895
Medical services and supplies	343,508	—	343,508	365,464	—	365,464
Other operating expenses	990,283	359,053	1,349,336	887,927	662,324	1,550,251
Depreciation and amortization	115,206	45,081	160,287	—	44,109	44,109

Total costs and expenses	2,413,409	1,459,034	3,872,443	2,303,160	1,261,559	3,564,719

Operating loss	(1,446,693)	(1,459,034)	(2,905,727)	(614,347)	(1,261,559)	(1,875,906)

Other income (expense):
Rent and other income	2,110	1,255,734	1,257,844	28,013	168,595	196,608
Interest income	—	338,305	338,305	—	353,763	353,763
Interest expense	(140,295)	(2,970)	(143,265)	(6,765)	(2,985)	(9,750)

Total other income (expense), net	(138,185)	1,591,069	1,452,884	21,248	519,373	540,621

Income (loss) before income taxes from continuing operations	$(1,584,878)	$132,035	(1,452,843)	$(593,099)	$(742,186)	(1,335,285)

Benefit for income taxes			—			493,030

Loss from continuing operations			(1,452,843)			(842,255)
Discontinued operations, net of income taxes			(169,547)			(715,258)
Loss on disposal of discontinued operations, net of income taxes			(229,201)			(121,577)

Net loss			(1,851,591)			(1,679,090)
Less: Net loss attributable to noncontrolling interest			56,005			1,728

Net loss attributable to Dynacq Healthcare, Inc.			$(1,795,586)			$(1,677,362)

Operational statistics (Number of medical procedures) for Pasadena facility:
Inpatient:
Bariatric	13			17
Orthopedic	—			7
Other	14			4

Total inpatient procedures	27			28

Outpatient:
Orthopedic	28			19
Other	93			117

Total outpatient procedures	121			136

Total procedures	148			164

Results of Operations (continued)

	Six Months Ended February 29, 2012			Six Months Ended February 28, 2011
	U.S. Division	Corporate	Total	U.S. Division	Corporate	Total
Net patient service revenue	$2,811,689	$—	$2,811,689	$4,138,628	$—	$4,138,628

Costs and expenses:
Compensation and benefits	1,929,426	1,767,255	3,696,681	2,206,090	1,397,753	3,603,843
Medical services and supplies	566,626	—	566,626	784,020	—	784,020
Other operating expenses	1,803,519	868,606	2,672,125	1,686,965	1,667,223	3,354,188
Depreciation and amortization	224,638	85,460	310,098	—	90,954	90,954

Total costs and expenses	4,524,209	2,721,321	7,245,530	4,677,075	3,155,930	7,833,005

Operating loss	(1,712,520)	(2,721,321)	(4,433,841)	(538,447)	(3,155,930)	(3,694,377)

Other income (expense):
Rent and other income	11,811	1,248,631	1,260,442	38,999	938,267	977,266
Interest income	—	606,203	606,203	—	740,453	740,453
Interest expense	(288,818)	(5,771)	(294,589)	(13,946)	(6,354)	(20,300)

Total other income (expense), net	(277,007)	1,849,063	1,572,056	25,053	1,672,366	1,697,419

Loss before income taxes from continuing operations	$(1,989,527)	$(872,258)	(2,861,785)	$(513,394)	$(1,483,564)	(1,996,958)

Benefit for income taxes			—			666,679

Loss from continuing operations			(2,861,785)			(1,330,279)
Discontinued operations, net of income taxes			(732,213)			(1,384,909)
Loss on disposal of discontinued operations, net of income taxes			(229,201)			(121,577)

Net loss			(3,823,199)			(2,836,765)
Less: Net loss attributable to noncontrolling interest			83,520			2,763

Net loss attributable to Dynacq Healthcare, Inc.			$(3,739,679)			$(2,834,002)

Operational statistics (Number of medical procedures) for Pasadena facility:
Inpatient:
Bariatric	30			36
Orthopedic	1			14
Other	45			8

Total inpatient procedures	76			58

Outpatient:
Orthopedic	53			43
Other	173			262

Total outpatient procedures	226			305

Total procedures	302			363

Three Months Ended February 29, 2012 Compared to the Three Months Ended February 28, 2011

U.S. Division

Through February 29, 2012, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $3.7 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. In September and October 2011, the Company deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.7 million, not including prejudgment interest. The Company has appealed the judgments requiring a refund to the carriers. The appeal of the refund judgments will progress simultaneously to the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and will likely be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that voluntary payments refunded to the carriers will be recaptured.

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

Net patient service revenue decreased by $722,097, or 43%, from $1,688,813 to $966,716, and total surgical cases decreased by 10% from 164 cases for the three months ended February 28, 2011 to 148 cases for the three months ended February 29, 2012. While the number of cases decreased by 10%, net patient service revenue decreased by 43%. The change in percentage decrease in net patient service revenue compared to the decrease in the number of cases is primarily due to a change in the surgical mix of cases. Decreases in net patient revenues and number of cases are generally attributable to the loss of physicians from our medical staff.

Total costs and expenses increased by $110,249, or 5%, from $2,303,160 for the three months ended February 28, 2011 to $2,413,409 for the three months ended February 29, 2012. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $85,357, or 8%, primarily associated with reduction in workforce due to lower net patient service revenues.

•

Medical services and supplies expenses decreased by $21,956, or 6%, while the number of surgery cases decreased 10%. The percentage decrease in medical services and supplies was marginally lower than the percentage decrease in the number of surgery cases due to a change in the surgical mix of cases.

•

Other operating expenses increased by $102,356, or 12%. The Company is trying to revamp its Pasadena facility operations and thus has a marginal increase in its other operating expenses, including marketing and legal fees.

•

Depreciation and amortization expenses increased by $115,206 in 2012 compared to 2011. The Company had ceased depreciating property and equipment for its Pasadena facility in the prior year since it was classified as discontinued operations, and was being measured at the lower of its carrying amount or fair value less cost to sell. However, in the current year, the Pasadena facility’s operations are classified as continuing operations, and thus its property and equipment are being depreciated.

Other income (expense) for the three months ended February 29, 2012 of $(138,185) includes interest expense of $140,295 primarily associated with the stop-loss cases discussed above.

Corporate Division

Compensation and benefits includes all corporate personnel compensation and benefits, and it increased by $499,774, or 90%, in 2012, compared to 2011. The increase in compensation and benefits was due to the following reasons: (1) for the three months ended February 29, 2012, there was a non-cash compensation expense of $82,244, related to employees’ incentive stock options granted in fiscal years 2007, 2011 and 2012. However, for the three months ended February 28, 2011, due to the non-cash compensation expense true-up in 2011 based on forfeiture of incentive stock options, the expense was $(102,963), (2) during the current fiscal year, the Company issued 50,000 shares of its common stock to Dr. Kelly Larkin as consideration for Dr. Larkin’s employment as the Company’s marketing director, and took a compensation charge of $50,000 related to the issuance, (3) the Company has retained the services of Dr. Eric Chan, as its chief executive officer starting January 10, 2012, (4) the chief financial officer of the Company had a reduction in his compensation for part of the three months in 2011, whereas for the three months in 2012, the Compensation Committee reinstated his compensation to $200,000, effective February 1, 2012, and paid him a sum of $77,000, which equates to the prior reductions in his compensation from January 1, 2010 to January 31, 2012. The Committee recognized that he has been working above and beyond the norm to revive the Company’s business including actively working on several special projects and that he has further been instrumental in providing the continuity in management during the transition of the Company’s new chief executive officer, and (5) the Company continues to make efforts to increase its net patient service revenues and has hired various marketing personnel during the three months ended February 29, 2012.

Other operating expenses includes primarily administrative expenses for managing the various projects the Company was undertaking in China and Hong Kong, related marketing expenses and rent for an apartment for our chief executive officer in Hong Kong. The Company has made the decision to not pursue any new line of business and/or projects, and has also terminated the apartment lease. Other operating expenses also includes all the corporate general and administrative expenses in the U.S., including other professional fees such as legal expenses and audit expenses. Other operating expenses decreased by $303,271, from $662,324 for the three months ended February 28, 2011 to $359,053 for the three months ended February 29, 2012. For the three months ended February 28, 2011, the Company’s subsidiary in Hong Kong incurred the following costs: (1) marketing fees of $150,000, (2) rent of $33,242 for an apartment for the Company’s chief executive officer in Hong Kong, and (3) other administrative support services fees. These expenses were not incurred for the three months ended February 29, 2012. The Company also incurred lower professional fees and other miscellaneous expenses primarily associated with lower net revenues.

Rent and other income increased by $1,087,139, from $168,595 for the three months ended February 28, 2011 to $1,255,734 for the three months ended February 29, 2012. Rent and other income for the three months ended February 29, 2012 includes (1) a foreign currency gain of $1,088,333 realized due to the monies invested in China coming back to the U.S. The Company had invested in its foreign subsidiaries in China during the last few years, and due to a favorable change in exchange rates between the U.S. Dollar and the Chinese Yuan Renminbi, the Company had accumulated other comprehensive income of $1,088,333. This amount was realized as a gain during the three months ended February 29, 2012 upon the return of investments from the Company’s foreign subsidiaries in China, (2) a gain of $108,491 due to fair valuation of trading securities as of February 29, 2012, and (3) foreign currency exchange gains of $63,072. Rent and other income for the three months ended February 28, 2011 includes (1) foreign currency exchange gains of $77,362, primarily on investments in Euro bonds, and (3) a gain of $69,584 on short-term investments in trading securities in Hong Kong.

Interest income of $338,305 and $353,763 for the three months ended February 29, 2012 and February 28, 2011, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of February 29, 2012, based on the quoted market prices as of that date. As of February 29, 2012, these securities are valued at approximately $18.3 million. Unrealized gains in these investments of $6.3 million are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at February 29, 2012, net of taxes of $3.4 million. The Company intends to hold these for a minimum period of an additional 12 months. During the three months ended February 29, 2012 and February 28, 2011, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had gains of $108,491 and $69,584, respectively. The Company, through a subsidiary in Hong Kong, has expanded its investments in debt and equity securities in Europe and Asia and has engaged the services of an investment banker to recommend such investment opportunities. The Company’s primary investment focus will be on growth companies from mainland China. The Company anticipates making short-term investments in these entities through initial public offerings (held mostly through the Hong Kong Stock Exchange) and pre-initial public offerings.

For the three months ended February 29, 2012, the Company did not recognize any tax benefits applicable to the operating loss. The balance sheet reflects an increase in the deferred tax asset of $612,216 due to a reduction in deferred tax liability related to the foreign currency exchange gain realized.

Discontinued Operations

Garland Facility (discontinued operations)

Due to the uncertainties associated with the stop-loss fee dispute cases discussed above, in fiscal year 2011, the Company recognized an increase of $779,583 in the contractual allowance, and an additional interest expense of $132,339, at our Garland facility.

The Company closed the Garland facility on September 30, 2011, and accordingly its operations for the fiscal years 2011 and 2012 continue to be classified as discontinued operations. The Company plans to either sell the Garland facility or pursue converting it into an ambulatory surgical center, if and when the Company can identify and generate a steady referral source for outpatient cases. Net patient service revenue decreased by $640,827, from $734,538 to $93,711, due to the closure of the facility on September 30, 2011.

Total costs and expenses decreased by $1,315,961, from $1,568,908 for the three months ended February 28, 2011 to $252,947 for the three months ended February 29, 2012, due to the closure of the facility on September 30, 2011.

Corporate (discontinued operations)

The Corporate Division revenue includes net patient service revenues from Second People’s Hospital in Rui An, China. Due to continued losses at the Second People’s Hospital, the Company made the decision to terminate the management agreement as of February 28, 2011 with the Rui An City Department of Health, and is currently in negotiation with them to finalize the terms, including the effective date of termination. The loss before income taxes at the Second People’s Hospital for the three months ended February 28, 2011 was $343,612, which includes a loss before income taxes of $187,041 for disposal of the hospital.

The Corporate Division also includes other operating expenses the Company incurred at certain of its subsidiaries in China while pursuing various projects. All of the Company’s foreign subsidiaries, except for Dynacq-Huai Bei and Sino Bond, have been reclassified as discontinued operations. The Company incurred $-0- and $161,738 in total costs and expenses at these subsidiaries during the three months ended February 29, 2012 and February 28, 2011, respectively. Loss before income taxes in these subsidiaries was $-0- and $106,679 for the three months ended February 29, 2012 and February 28, 2011, respectively. In addition, loss on disposal of discontinued operations in China was $229,201 for the three months ended February 29, 2012.

Six Months Ended February 29, 2012 Compared to the Six Months Ended February 28, 2011

U.S. Division

Through February 29, 2012, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $3.7 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. In September and October 2011, the Company deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.7 million, not including prejudgment interest. The Company has appealed the judgments requiring a refund to the carriers. The appeal of the refund judgments will progress simultaneously to the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and will likely be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that voluntary payments refunded to the carriers will be recaptured.

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

Net patient service revenue decreased by $1,326,939, or 32%, from $4,138,628 to $2,811,689, and total surgical cases decreased by 17% from 363 cases for the six months ended February 28, 2011 to 302 cases for the six months ended February 29, 2012. While the number of cases decreased by 17%, net patient service revenue decreased by 32%. The change in percentage decrease in net patient service revenue compared to the decrease in the number of cases is primarily due to a change in the surgical mix of cases. Decreases in net patient revenues and number of cases are generally attributable to the loss of physicians from our medical staff.

Total costs and expenses decreased by $152,866, or 3%, from $4,677,075 for the six months ended February 28, 2011 to $4,524,209 for the six months ended February 29, 2012. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $276,664, or 13%, primarily associated with reduction in workforce due to lower net patient service revenues.

•

Medical services and supplies expenses decreased by $217,394, or 28%, while the number of surgery cases decreased 17%. The percentage decrease in medical services and supplies was higher than the percentage decrease in the number of surgery cases due to a change in the surgical mix of cases.

•

Other operating expenses increased by $116,554, or 7%. The Company is trying to revamp its Pasadena facility operations and thus has a marginal increase in its other operating expenses, including marketing and legal fees.

•

Depreciation and amortization expenses increased by $224,638 in 2012 compared to 2011. The Company had ceased depreciating property and equipment for its Pasadena facility in the prior year since it was classified as discontinued operations, and was being measured at the lower of its carrying amount or fair value less cost to sell. However, in the current year, the Pasadena facility’s operations are classified as continuing operations, and thus its property and equipment are being depreciated.

Other income (expense) for the six months ended February 29, 2012 of $(277,007) includes interest expense of $288,818 primarily associated with the stop-loss cases discussed above.

Corporate Division

Compensation and benefits includes all corporate personnel compensation and benefits, and it increased by $369,502, or 26%, in 2012, compared to 2011. The increase in compensation and benefits was due to the following reasons: (1) for the six months ended February 29, 2012, there was a non-cash compensation expense of $149,934, related to employees’ incentive stock options granted in fiscal years 2007, 2011 and 2012. However, for the six months ended February 28, 2011, due to the non-cash compensation expense true-up in 2011 based on forfeiture of incentive stock options, the expense was $4,251, (2) during the current fiscal year, the Company issued 50,000 shares of its common stock to Dr. Kelly Larkin as consideration for Dr. Larkin’s employment as the Company’s marketing director, and took a compensation charge of $50,000 related to the issuance, (3) the Company has retained the services of Dr. Eric Chan, as its chief executive officer starting January 10, 2012, (4) the chief financial officer of the Company had a reduction in his compensation for part of the six months in 2011, whereas for the six months in 2012, the Compensation Committee reinstated his compensation to $200,000, effective February 1, 2012, and paid him a sum of $77,000, which equates to the prior reductions in his compensation from January 1, 2010 to January 31, 2012. The Committee recognized that he has been working above and beyond the norm to revive the Company’s business including actively working on several special projects and that he has further been instrumental in providing the continuity in management during the transition of the Company’s new chief executive officer, and (5) the Company continues to make efforts to increase its net patient service revenues and has hired various marketing personnel during the six months ended February 29, 2012.

Other operating expenses includes primarily administrative expenses for managing the various projects the Company was undertaking in China and Hong Kong, related marketing expenses and rent for an apartment for our chief executive officer in Hong Kong. The Company has made the decision to not pursue any new line of business and/or projects, and has also terminated the apartment lease. Other operating expenses also includes all the corporate general and administrative expenses in the U.S., including other professional fees such as legal expenses and audit expenses. Other operating expenses decreased by $798,617, from $1,667,223 for the six months ended February 28, 2011 to $868,606 for the six months ended February 29, 2012. For the six months ended February 28, 2011, the Company’s subsidiary in Hong Kong incurred the following costs: (1) marketing fees of $300,000, (2) rent of $99,726 for an apartment for the Company’s chief executive officer in Hong Kong, and (3) other administrative support services fees. These expenses were not incurred for the six months ended February 29, 2012. The Company also incurred lower professional fees and other miscellaneous expenses primarily associated with lower net revenues.

Rent and other income increased by $310,364, from $938,267 for the six months ended February 28, 2011 to $1,248,631 for the six months ended February 29, 2012. Rent and other income for the six months ended February 29, 2012 includes (1) a foreign currency gain of $1,422,590 realized due to the monies invested in China coming back to the U.S. The Company had invested in its foreign subsidiaries in China during the last few years, and due to a favorable change in exchange rates between the U.S. Dollar and the Chinese Yuan Renminbi, the Company had accumulated other comprehensive income of $1,422,590. This amount was realized as a gain during the six months ended February 29, 2012 upon the return of investments from the Company’s foreign subsidiaries in China, (2) a loss of $57,101 due to fair valuation of trading securities as of February 29, 2012, and (3) foreign currency exchange losses of $144,078, primarily on investments in Euro bonds. Rent and other income for the six months ended February 28, 2011 includes (1) a $720,696 refund received from the Rui An City Department of Health as part of the negotiation of termination of the assignment agreement to manage the Third People’s Hospital, and write-off of associated liabilities of $43,840 (the decision to terminate the agreement was based on the continued delays in the construction of the hospital), (2) foreign currency exchange gains of $178,877, primarily on investments in Euro bonds, and (3) a loss of $14,995 on short-term investments in trading securities in Hong Kong.

Interest income of $606,203 and $740,453 for the six months ended February 29, 2012 and February 28, 2011, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of February 29, 2012, based on the quoted market prices as of that date. As of February 29, 2012, these securities are valued at approximately $18.3 million. Unrealized gains in these investments of $6.3 million are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at February 29, 2012, net of taxes of $3.4 million. The Company intends to hold these for a minimum period of an additional 12 months. During the six months ended February 29, 2012 and February 28, 2011, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had losses of $57,101 and $14,995, respectively. The Company, through a subsidiary in Hong Kong, has expanded its investments in debt and equity securities in Europe and Asia and has engaged the services of an investment banker to recommend such investment opportunities. The Company’s primary investment focus will be on growth companies from mainland China. The Company anticipates making short-term investments in these entities through initial public offerings (held mostly through the Hong Kong Stock Exchange) and pre-initial public offerings.

For the six months ended February 29, 2012, the Company did not recognize any tax benefits applicable to the operating loss. The balance sheet reflects an increase in the deferred tax asset of $612,216 due to a reduction in deferred tax liability related to the foreign currency exchange gain realized and a decline in value of the available-for-sale securities.

Discontinued Operations

Garland Facility (discontinued operations)

Due to the uncertainties associated with the stop-loss fee dispute cases discussed above, in fiscal year 2011, the Company recognized an increase of $779,583 in the contractual allowance, and an additional interest expense of $132,339, at our Garland facility.

The Company closed the Garland facility on September 30, 2011, and accordingly its operations for the fiscal years 2011 and 2012 continue to be classified as discontinued operations. The Company plans to either sell the Garland facility or pursue converting it into an ambulatory surgical center, if and when the Company can identify and generate a steady referral source for outpatient cases. Net patient service revenue decreased by $969,462, from $1,288,049 to $318,587, due to the closure of the facility on September 30, 2011.

Total costs and expenses decreased by $2,126,005, from $3,093,474 for the six months ended February 28, 2011 to $967,469 for the six months ended February 29, 2012, due to the closure of the facility on September 30, 2011.

Corporate (discontinued operations)

The Corporate Division revenue includes net patient service revenues from Second People’s Hospital in Rui An, China. Due to continued losses at the Second People’s Hospital, the Company made the decision to terminate the management agreement as of February 28, 2011 with the Rui An City Department of Health, and is currently in negotiation with them to finalize the terms, including the effective date of termination. The loss before income taxes at the Second People’s Hospital for the six months ended February 28, 2011 was $368,553.

The Corporate Division also includes other operating expenses the Company incurred at certain of its subsidiaries in China while pursuing various projects. All of the Company’s foreign subsidiaries, except for Dynacq-Huai Bei and Sino Bond, have been reclassified as discontinued operations. The Company incurred $126,179 and $233,131 in total costs and expenses at these subsidiaries during the six months ended February 29, 2012 and February 28, 2011, respectively. Loss before income taxes in these subsidiaries was $62,275 and $137,746 for the six months ended February 29, 2012 and February 28, 2011, respectively. In addition, loss on disposal of discontinued operations in China was $229,201 for the six months ended February 29, 2012.

Liquidity and Capital Resources

Our 2011 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flows from operating activities

Cash flow used in operating activities for continuing activities was $7,958,478 during the six months ended February 29, 2012, primarily due to a net loss before discontinued operations of $2,778,265, net changes in income tax related accounts of $1,655,662 and decreases in accounts payable and accrued liabilities of $5,138,154, of which a decrease of $3,703,252 was due to cash deposits made by the Company into the registry of the court in order to stay execution of the judgments ordering refunds in the stop-loss fee dispute cases. These decreases were partially offset by reduction in accounts receivable of $691,455, and depreciation and amortization of $310,098.

In addition, cash flow used in operating activities for discontinued operations was $696,218 during the six months ended February 29, 2012, primarily due to a net loss from discontinued operations of $961,414, partially offset by a reduction in inventories of $260,020.

Total cash flow used in operating activities for continuing and discontinued operations combined was $8,654,696 during the six months ended February 29, 2012.

Cash flows from investing activities

Cash flow used in investing activities for continuing activities was $157,753 for purchase of equipment at the Pasadena facility.

Cash flows from financing activities

Cash flow provided by financing activities for continuing activities was $109,463. In November 2011, the Company borrowed $116,339 as note payable from a financial institution at an interest rate of 4.5%. This note payable is to be repaid in 36 monthly installments and is secured by specific equipment purchased at our Pasadena facility. The Company has paid $28,683 during the six months ended February 29, 2012 towards notes payable for equipment purchased. In addition, the Company paid $32,090 towards a mortgage loan for the purchase of an apartment in Hong Kong. During the six months ended February 29, 2012, the Company received contributions of $100,000 for sale of non-controlling interests in our Pasadena facility’s operations.

The Company had working capital of $11,132,892 as of February 29, 2012 and maintained a liquid position by a current ratio of approximately 1.7 to 1.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of February 29, 2012, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 26, 2012, the Company issued 50,000 shares of its common stock to Dr. Kelly Larkin as consideration for Dr. Larkin’s employment as the Company’s marketing director.

On February 6, 2012, the Company entered into an Incentive Stock Grant Agreement (“Incentive Agreement”) with Eric G. Carter, whereby he is to be issued an aggregate of 300,000 shares of the Company’s common stock as consideration for securing organized, nationally recognized labor unions (“Union Partners”) as non-controlling interest partners in the Company’s Pasadena facility (“Partnership”). These shares are to be issued to Mr. Carter at the rate of 33,333 shares for every one of the first nine Union Partners that join the Partnership. As of February 29, 2012, since two Union Partners have joined the Partnership, Mr. Carter was issued an aggregate of 66,666 shares of the Company’s common stock. As an additional consideration, upon the execution of the Incentive Agreement, a Company affiliated with Mr. Carter was granted 1% non-controlling interest in the Pasadena facility.

The Company issued these shares to Dr. Larkin and Mr. Carter under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance did not involve a “public offering” based upon the following factors: (i) the issuance of the securities were isolated private transactions; (ii) a limited number of securities were issued to two offerees; (iii) there was no public solicitation; (iv) the investment intent of the offerees; (v) the offerees represented that they were an “accredited investor” and (vi) the restriction on transferability of the securities issued.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mining Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 15.1	Awareness Letter of KWCO, P.C.

Exhibit 23.1	Consent of KWCO, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Schema Document.

**101.CAL	XBRL Calculation Linkbase Document.

**101.LAB	XBRL Label Linkbase Document.

**101.PRE	XBRL Presentation Linkbase Document

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNACQ HEALTHCARE, INC.

Date: April 13, 2012	By:	/s/ Eric K. Chan
Eric K. Chan Chief Executive Officer (duly authorized officer)

Date: April 13, 2012	By:	/s/ Philip S. Chan
Philip S. Chan Chief Financial Officer (principal financial and accounting officer)

INDEX OF EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 15.1	Awareness Letter of KWCO, P.C.

Exhibit 23.1	Consent of KWCO, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Schema Document.

**101.CAL	XBRL Calculation Linkbase Document.

**101.LAB	XBRL Label Linkbase Document.

**101.PRE	XBRL Presentation Linkbase Document

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.