Form 10-Q
period 2012-05-31
DYNACQ HEALTHCARE INC
filed 2012-07-13
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

As of July 13, 2012, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 14,543,626.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have reviewed the accompanying consolidated balance sheet of Dynacq Healthcare, Inc. (the “Company”), as of May 31, 2012, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended May 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

/s/ KWCO, P.C.

KWCO, P.C.

Houston, Texas

July 13, 2012

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	May 31, 2012	August 31, 2011
	(Reviewed)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$12,758,429	$24,315,160
Accounts receivable, net of contractual allowances of approximately $188,615,000 and $188,513,000 at May 31, 2012 and August 31, 2011, respectively	455,778	1,192,279
Inventories	413,132	550,441
Trading securities	1,272,541	1,471,644
Interest receivable	232,417	192,366
Prepaid expenses	194,947	272,414
Income tax receivable	2,363,724	2,363,724
Assets of discontinued operations	6,580,101	6,909,527

Total current assets	24,271,069	37,267,555
Investments available-for-sale	15,501,936	18,722,274
Investment in real estate, net	1,902,306	1,941,041
Property and equipment, net	6,892,718	7,168,864
Income tax receivable	868,249	868,249
Deferred tax asset	1,529,856	—
Other assets	256,684	255,517

Total assets	$51,222,818	$66,223,500

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	May 31, 2012	August 31, 2011
	(Reviewed)	(Audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,861,632	$2,346,720
Accrued liabilities	13,723,607	18,430,553
Current portion of notes payable	113,646	97,918
Current portion of capital lease obligations	99,726	94,044
Liabilities of discontinued operations	615,598	604,302

Total current liabilities	16,414,209	21,573,537
Non-current liabilities:
Long-term portion of notes payable	1,100,173	1,093,961
Long-term portion of capital lease obligations	113,640	189,161

Total liabilities	17,628,022	22,856,659

Commitments and contingencies
Equity:
Dynacq stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 14,543,626 and 14,426,960 shares issued at May 31, 2012 and August 31, 2011	14,544	14,427
Additional paid-in capital	10,093,456	9,780,837
Accumulated other comprehensive income	4,622,133	7,453,676
Retained earnings	18,784,332	26,054,284

Total Dynacq stockholders’ equity	33,514,465	43,303,224

Non-controlling interest	80,331	63,617

Total equity	33,594,796	43,366,841

Total liabilities and equity	$51,222,818	$66,223,500

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Reviewed)

	Three months ended May 31,		Nine months ended May 31,
	2012	2011	2012	2011
Net patient service revenue	$920,662	$(8,472,172)	$3,732,351	$(4,333,544)

Costs and expenses:
Compensation and benefits	2,300,193	1,754,926	5,996,874	5,358,769
Medical services and supplies	460,642	366,479	1,027,268	1,150,499
Other operating expenses	1,109,737	1,677,564	3,781,862	5,031,752
Depreciation and amortization	160,317	37,456	470,415	128,410

Total costs and expenses	4,030,889	3,836,425	11,276,419	11,669,430

Operating loss	(3,110,227)	(12,308,597)	(7,544,068)	(16,002,974)

Other income (expense):
Rent and other income (expense)	(286,070)	335,539	974,372	1,312,805
Interest income	349,032	377,314	955,235	1,117,767
Interest expense	(144,134)	(1,631,414)	(438,723)	(1,651,714)

Total other income (expense), net	(81,172)	(918,561)	1,490,884	778,858

Loss before income taxes from continuing operations	(3,191,399)	(13,227,158)	(6,053,184)	(15,224,116)
Benefit for income taxes	—	4,601,332	—	5,268,011

Loss from continuing operations	(3,191,399)	(8,625,826)	(6,053,184)	(9,956,105)
Discontinued operations, net of income taxes	(388,641)	(1,400,360)	(1,120,854)	(2,785,269)
Loss on disposal of discontinued operations, net of income taxes	—	—	(229,201)	(121,577)

Net loss	(3,580,040)	(10,026,186)	(7,403,239)	(12,862,951)
Less: Net loss attributable to noncontrolling interest	49,767	1,531	133,287	4,294

Net loss attributable to Dynacq Healthcare, Inc.	$(3,530,273)	$(10,024,655)	$(7,269,952)	$(12,858,657)

Basic and diluted loss per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.22)	$(0.61)	$(0.41)	$(0.70)
Discontinued operations, net of income taxes	(0.03)	(0.10)	(0.08)	(0.20)
Loss on disposal of discontinued operations, net of income taxes	—	—	(0.02)	(0.01)

Net loss attributable to Dynacq Healthcare, Inc.	$(0.25)	$(0.71)	$(0.51)	$(0.91)

Basic and diluted average common shares outstanding	14,543,626	14,176,960	14,473,626	14,176,960

Amounts attributable to Dynacq Healthcare, Inc.:
Loss from continuing operations	$(3,141,632)	$(8,624,295)	$(5,919,897)	$(9,951,811)
Discontinued operations, net of income taxes	(388,641)	(1,400,360)	(1,120,854)	(2,785,269)
Loss on disposal of discontinued operations, net of income taxes	—	—	(229,201)	(121,577)

Net loss attributable to Dynacq Healthcare, Inc.	$(3,530,273)	$(10,024,655)	$(7,269,952)	$(12,858,657)

See accompanying notes.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Reviewed)

	Nine months ended May 31,
	2012	2011
Cash flows from operating activities
Net loss	$(7,269,952)	$(12,858,657)
Less loss from discontinued operations, net of income taxes	1,350,055	2,906,846

Net loss before discontinued operations	(5,919,897)	(9,951,811)
Adjustments to reconcile net loss before discontinued operations to net cash provided by (used in) operating activities:
Depreciation and amortization	470,415	128,410
Loss (gain) on trading securities	206,726	(33,504)
Deferred income taxes	(1,655,662)	(4,416,605)
Noncontrolling interest	(133,287)	(4,294)
Charge for stock options to employees	196,070	82,620
Charge for non-controlling interest sale and issuance of stock awards	166,666	—
Foreign currency exchange losses (gains)	309,759	(243,389)
Changes in operating assets and liabilities:
Accounts receivable	736,501	1,271,784
Interest receivable	(40,051)	(22,955)
Inventories	137,309	92,400
Prepaid expenses	77,467	113,353
Income taxes receivable	—	1,663,059
Other assets	(1,671)	12,721
Accounts payable	(485,088)	75,620
Accrued liabilities	(4,731,433)	11,841,880

Cash provided by (used in) continuing activities	(10,666,176)	609,289
Cash used in discontinued activities	(1,032,418)	(2,171,929)

Net cash used in operating activities	(11,698,594)	(1,562,640)

Cash flows from investing activities
Purchase of trading securities	—	(5,330,795)
Sales proceeds of trading securities	—	4,064,743
Purchase of equipment	(159,919)	(42,124)

Cash used in continuing activities	(159,919)	(1,308,176)
Cash provided by (used in) discontinued activities	14,000	(67,059)

Net cash used in investing activities	(145,919)	(1,375,235)

Cash flows from financing activities
Proceeds from notes payable	116,339	65,000
Principal payments on notes payable	(94,400)	(68,490)
Payments on capital lease	(69,839)	(29,994)
Contributions from, and distributions to, noncontrolling interest, net	100,000	—

Cash provided by (used in) continuing activities	52,100	(33,484)
Cash used in discontinued activities	—	(69,687)

Net cash provided by (used in) financing activities	52,100	(103,171)

Effect of exchange rate changes on cash	235,682	679,088

Net decrease in cash and cash equivalents	(11,556,731)	(2,361,958)
Cash at beginning of period	24,315,160	27,665,945

Cash at end of period	$12,758,429	$25,303,987

Continued.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows (continued)

(Reviewed)

	Nine months ended May 31,
	2012	2011
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$737,816	$32,974

Income taxes	$0	$0

Non cash investing and financing activities:
Investments available-for-sale	$(2,902,956)	$2,819,914
Accumulated other comprehensive income	1,886,921	(1,832,944)
Deferred tax liabilities	1,016,035	(986,970)
Equipment from capital lease (discontinued operations)	—	34,592
Capital lease obligation (discontinued operations)	—	(34,592)

See accompanying notes.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

May 31, 2012

(reviewed)

General

Dynacq Healthcare, Inc., a Nevada corporation (the “Company”), is a holding company that through its subsidiaries in the United States develops and manages general acute care hospitals that principally provide specialized surgeries. The Company through its subsidiaries in China and Hong Kong also (1) provided healthcare management services to a hospital in China until February 28, 2011; and (2) invests in debt and equity securities, including short-term investments in initial public offerings and pre-initial public offerings. The Company through its United States subsidiaries (1) owns and operates one general acute care hospital in Pasadena, Texas, and (2) owns one general acute care hospital in Garland, Texas, which was closed on September 30, 2011, and accordingly this business is classified as “Discontinued Operations” for the three and nine months ended May 31, 2012 and 2011 (see Note below on Discontinued Operations). The Company is currently composed of two divisions: U.S. and Corporate.

Basis of Presentation

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $1.5 million and $1.6 million for the three months ended May 31, 2012 and 2011, respectively, and $4.3 million and $4.8 million for the nine months ended May 31, 2012 and 2011, respectively. These reviewed financial statements should be read in conjunction with the audited financial statements at August 31, 2011. Operating results for the three and nine months ended May 31, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

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

Investments in Available-for-Sale and Trading Securities

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of May 31, 2012, based on the quoted market prices as of that date. These investments are subject to default risk. The Company intends to hold these for a minimum period of an additional 12 months. Unrealized gains in the fair value are reported in accumulated other comprehensive income, net of related income tax effect. The Company monitors its investment portfolio for any decline in fair value that is other than temporary and records any such impairment as an impairment loss.

The Company also invests in initial public offerings of equity securities on the Hong Kong Stock Exchange. These investments are classified as trading securities, and are carried at fair value as of May 31, 2012. These investments are subject to fluctuations in the market price. During the nine months ended May 31, 2012 and 2011, the Company had a net gain (loss) of $(206,726) and $33,504 in trading of these securities, respectively.

Investment in Real Estate and Notes Payable

In March 2010, the Company purchased an apartment in Hong Kong as an investment for $2,014,207. This apartment was used as a security to obtain an 18-year mortgage loan of $1,245,775 from a financial institution, with a variable interest rate at the lower of 3-month Hang Seng Interbank Offered Rates plus 0.7% or 2.9% below the Hong Kong Dollar best lending rate quoted by the financial institution. The effective interest rate at May 31, 2012 was 1.1%. The Company has paid down $48,085 and $47,657 during the nine months ended May 31, 2012 and 2011, respectively, and the current and long-term portions of the note payable as of May 31, 2012 are $64,385 and $1,043,258, respectively. Depreciation expense associated with the apartment was $12,912 in each year for the three months ended May 31, 2012 and 2011, and $38,735 in each year for the nine months ended May 31, 2012 and 2011.

In November 2011 and September 2010, the Company borrowed $116,339 and $65,000 as notes payable from a financial institution at an interest rate of 4.5% and 6%, which notes are to be repaid in 36 and 24 monthly installments, respectively, and are secured by specific equipments purchased at our Pasadena facility. The Company has paid down $46,315 during the nine months ended May 31, 2012, and the current and long-term portions of the notes payable as of May 31, 2012 are $49,261 and $56,914, respectively.

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

Discontinued Operations

Under ASC Topic 360-10-35, Property, Plant, and Equipment – Subsequent Measurement (formerly referred to as SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we classify assets to be disposed of as held for sale or, if appropriate, discontinued operations when they have received appropriate approvals to be disposed of by our management or Board of Directors. Cash flows from our discontinued businesses are reflected as discontinued operating, investing, and financing activities in our statement of cash flows. We had $6,580,101 of assets of discontinued operations and $615,598 of liabilities of discontinued operations as of May 31, 2012.

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

The following is a summary of financial information related to our discontinued operations for the three and nine months ended May 31, 2012 and 2011. We have reclassified prior period financial statements to exclude these businesses from continuing operations.

Discontinued Operations

	Three months ended May 31, 2012			Three months ended May 31, 2011
	U.S. Division	Corporate Division	Total	U.S. Division	Corporate Division	Total
Net patient service revenue	$24,887	$—	$24,887	$(453,291)	$—	$(453,291)

Costs and expenses:
Compensation and benefits	11,049	—	11,049	663,636	509	664,145
Medical services and supplies	—	—	—	201,884	—	201,884
Other operating expenses	338,388	—	338,388	536,330	218,868	755,198
Depreciation and amortization	—	—	—	—	5,053	5,053

Total costs and expenses	349,437	—	349,437	1,401,850	224,430	1,626,280

Operating loss	(324,550)	—	(324,550)	(1,855,141)	(224,430)	(2,079,571)
Other income (expense), net	(64,091)	—	(64,091)	(122,998)	48,902	(74,096)

Loss before income taxes	(388,641)	—	(388,641)	(1,978,139)	(175,528)	(2,153,667)
Benefit for income taxes	—	—	—	671,957	81,350	753,307

Loss on discontinued operations, net of income taxes	(388,641)	—	(388,641)	(1,306,182)	(94,178)	(1,400,360)

Loss on disposal of discontinued assets	—	—	—	—	—	—
Benefit for income taxes	—	—	—	—	—	—

Loss on disposal of discontinued assets, net of income taxes	—	—	—	—	—	—

Total loss on discontinued operations, net of taxes	$(388,641)	$—	$(388,641)	$(1,306,182)	$(94,178)	$(1,400,360)

	Nine months ended May 31, 2012			Nine months ended May 31, 2011
	U.S. Division	Corporate Division	Total	U.S. Division	Corporate Division	Total
Net patient service revenue	$343,474	$—	$343,474	$834,758	$831,232	$1,665,990

Costs and expenses:
Compensation and benefits	177,852	22,511	200,363	1,998,554	556,609	2,555,163
Medical services and supplies	267,551	—	267,551	678,135	406,452	1,084,587
Other operating expenses	871,503	98,493	969,996	1,818,635	577,100	2,395,735
Depreciation and amortization	—	5,175	5,175	—	26,233	26,233

Total costs and expenses	1,316,906	126,179	1,443,085	4,495,324	1,566,394	6,061,718

Operating loss	(973,432)	(126,179)	(1,099,611)	(3,660,566)	(735,162)	(4,395,728)
Other income (expense), net	(85,147)	63,904	(21,243)	(120,185)	240,376	120,191

Loss before income taxes	(1,058,579)	(62,275)	(1,120,854)	(3,780,751)	(494,786)	(4,275,537)
Benefit for income taxes	—	—	—	1,257,175	233,093	1,490,268

Loss on discontinued operations, net of income taxes	(1,058,579)	(62,275)	(1,120,854)	(2,523,576)	(261,693)	(2,785,269)

Loss on disposal of discontinued assets	—	(229,201)	(229,201)	—	(187,041)	(187,041)
Benefit for income taxes	—	—	—	—	65,464	65,464

Loss on disposal of discontinued assets, net of income taxes	—	(229,201)	(229,201)	—	(121,577)	(121,577)

Total loss on discontinued operations, net of taxes	$(1,058,579)	$(291,476)	$(1,350,055)	$(2,523,576)	$(383,270)	$(2,906,846)

	May 31, 2012			August 31, 2011
	U.S. Division	Corporate Division	Total	U.S. Division	Corporate Division	Total
Current assets	$—	$120,954	$120,954	$260,020	$118,734	$378,754
Property and equipment, net	6,459,147	—	6,459,147	6,530,773	—	6,530,773

Total assets	$6,459,147	$120,954	$6,580,101	$6,790,793	$118,734	$6,909,527

Current liabilities:
Accounts payable and accrued liabilities	$—	$615,598	$615,598	$—	$604,302	$604,302

Total liabilities	$—	$615,598	$615,598	$—	$604,302	$604,302

Net Loss per Share

The following table presents the computation of basic and diluted loss per common share attributable to the Company:

	Three months ended May 31,		Nine months ended May 31,
	2012	2011	2012	2011
Basic and diluted loss per common share:
Numerator:
Loss from continuing operations	$(3,191,399)	$(8,625,826)	$(6,053,184)	$(9,956,105)
Less: Net loss attributable to noncontrolling interest	49,767	1,531	133,287	4,294

Loss from continuing operations attributable to Dynacq Healthcare, Inc.	(3,141,632)	(8,624,295)	(5,919,897)	(9,951,811)
Discontinued operations, net of income taxes	(388,641)	(1,400,360)	(1,120,854)	(2,785,269)
Loss on disposal of discontinued operations, net of income taxes	—	—	(229,201)	(121,577)

Net loss attributable to Dynacq Healthcare, Inc.	$(3,530,273)	$(10,024,655)	$(7,269,952)	$(12,858,657)

Denominator:
Basic and diluted average common shares outstanding	14,543,626	14,176,960	14,473,626	14,176,960

Basic and diluted loss per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.22)	$(0.61)	$(0.41)	$(0.70)
Discontinued operations, net of income taxes	(0.03)	(0.10)	(0.08)	(0.20)
Loss on disposal of discontinued operations, net of income taxes	—	—	(0.02)	(0.01)

Net loss attributable to Dynacq Healthcare, Inc.	$(0.25)	$(0.71)	$(0.51)	$(0.91)

Basic net income (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net income (loss) per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to approximately 2,603,000 shares and 1,071,000 shares for the nine months ended May 31, 2012 and 2011, respectively.

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

As of May 31, 2012, there remain 1,150,000 shares to be issued upon exercise of outstanding options, and 13,850,000 shares which can be issued under the 2011 Plan after giving effect to shares issued and canceled.

2000 Incentive Plan

The Company’s 2000 Incentive Plan (“2000 Plan”) provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The 2000 Plan does not have a fixed termination date, provided that no incentive stock option can be granted subsequent to August 29, 2011. As of May 31, 2012, there remain 1,802,566 shares to be issued upon exercise of outstanding options, and no new stock options awards will be issued under the 2000 Plan.

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

The following table summarizes the stock option activities for the nine months ended May 31, 2012 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1)
Outstanding, August 31, 2011	2,206	$2.41	$—	$—
Granted	1,450	1.03	0.52	—
Exercised	—	—	—	—
Expired or canceled	(703)	1.67	—	—

Outstanding, May 31, 2012	2,953	$1.91	$—	$—

(1)

These amounts represent the difference between the exercise price and the closing price of Dynacq common stock on May 31, 2012 and August 31, 2011, as reported on the NASDAQ stock market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dynacq common stock on the date of exercise.

For the nine months ended May 31, 2012 and 2011, there were no stock options exercised.

The following summarizes information related to stock options outstanding as of May 31, 2012, and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 1.00 – 1.10	1,150	6.0	$1.03	—	$—
$ 1.86	994	9.1	1.86	—	—
$ 2.50 – 2.75	576	1.1	2.54	576	2.54
$ 4.90 – 4.96	233	2.4	4.90	233	4.90

Total	2,953	5.8	$1.91	809	$3.22

For the three months ended May 31, 2012 and 2011, stock-based compensation expense associated with the Company’s stock options was $46,136 and $78,369, respectively. For the nine months ended May 31, 2012 and 2011, stock-based compensation expense associated with the Company’s stock options was $196,070 and $82,620, respectively. The total unrecognized compensation expense for outstanding stock options as of May 31, 2012 was $1,126,000, and will be recognized, in general, over 3.5 years. The weighted average time to recognize the compensation expense is 1.8 years.

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

The following table summarizes our financial assets and liabilities measured and reported in the Company’s statement of financial position at fair value on a recurring basis as of May 31, 2012, segregated among the appropriate levels within the fair value hierarchy:

	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	$—	$15,501,936	$—
Trading securities	1,272,541	—	—

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

Contractual Allowance

The Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received, up to 30 days after the end of the period, for the services performed and also estimating amounts collectible for the services performed within the last six months. The following table shows gross revenues and contractual allowances for the three and nine months ended May 31, 2012 and 2011:

	Three months ended May 31,		Nine months ended May 31,
	2012	2011	2012	2011
Gross billed charges	$4,597,898	$5,267,354	$13,344,516	$16,192,097
Contractual allowance(1)	3,677,236	13,739,526	9,612,165	20,525,641

Net revenue	$920,662	$(8,472,172)	$3,732,351	$(4,333,544)

Contractual allowance percentage(1)	80%	261%	72%	127%

(1)

The contractual allowance percentage, excluding the stop-loss fee dispute amount booked in the quarter ended May 31, 2011, which is discussed below, would have been 66% and 63% for the three months and nine months ended May 31, 2011, respectively.

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

Through May 2012, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $3.7 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. In September and October 2011, the Company deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.7 million, not including prejudgment interest. The Company has appealed the judgments requiring a refund to the carriers. The appeal of the refund judgments will progress simultaneously to the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and will likely be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that voluntary payments refunded to the carriers will be recaptured.

Due to the uncertainties associated with these stop-loss fee dispute cases, in fiscal year 2011, the Company recognized an increase of $10,254,990 in the contractual allowance at our Pasadena facility (and an additional amount of $779,583 in the contractual allowance at our Garland facility, which is classified as discontinued operations), and $1,751,478 in interest expense at our Pasadena facility (and an additional interest expense of $132,339 at our Garland facility).

Claims regarding payment for hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and ultimately in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges. In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases, which were appealed to the Travis County district courts, challenged the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling was appealed to and was upheld by the Third Court of Appeals on August 26, 2010. The Texas Supreme Court denied a petition asking for review of the Third Court of Appeals decision. The unfavorable interpretation by the Texas Court of Appeal in our lead case negatively affects the recovery of additional reimbursement, not only in the lead case, but in the remaining 178 cases. Consequently, the Company is bound by the Third Court of Appeals’ ruling that interprets the applicable statute and fee guideline to require that the amount that will be paid to a provider must not only be at a “fair and reasonable rate” but also must “ensure the quality of medical care” and “achieve effective cost control” and be the same or less than that charged to others with an equivalent standard of living. This ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided in 2001 and 2002 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008, when the Guidelines took effect. Since the Third Court of Appeals’ unfavorable ruling, collection, if any, in these cases depends on the Company’s ability to establish the criteria in this ruling. The Company was given the opportunity to establish the criteria in approximately 80 cases, which were set for hearing on the merits from March through May 2012. Post-Trial briefing is ongoing in these cases, and the first decision is expected by July 31, 2012. Additionally, the Company will have the opportunity to continue to establish the criteria in several hundred cases currently pending at SOAH during the 2012 and 2013 fiscal years.

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

Discontinued Operations

Revenue Recognition Policy

In China, the local government Department of Health establishes billing rates for a hospital’s sale of prescription medication and medical services. A majority of the services provided by Second People’s Hospital is to cash pay patients, who pay for the services in advance. For services provided under the local government’s social healthcare insurance program, we are generally paid at approximately 95% of billed charges two to three months after the date of service. The remaining 5% of billed charges is evaluated by the local government Department of Health on a semi-annual basis and may be paid to the hospital after that evaluation is complete. As of February 28, 2011, the Company made the decision to terminate the management agreement with the Rui An City Department of Health, and is currently in negotiation with them to finalize the terms, including the effective date of termination. The Company incurred bad debt expenses of $24,755 in fiscal year 2011, prior to the termination of the management agreement on February 28, 2011, related to denials under the social healthcare insurance program. Since the amount of bad debt expense is minimal, it has been included with Other Operating Expenses in the income statement.

Noncontrolling Interest

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as noncontrolling interest. Noncontrolling interest reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interest ranged from 1.75% to 3.00% at May 31, 2012).

Comprehensive Loss and Accumulated Other Comprehensive Income

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive loss, but are excluded from net loss. Other comprehensive income (loss) amounts are recorded directly as an adjustment to stockholders’ equity, net of tax, and for the three and nine months ended May 31, 2012 and 2011 were as follows:

	Three months ended May 31,		Nine months ended May 31,
	2012	2011	2012	2011
Net loss	$(3,530,273)	$(10,024,655)	$(7,269,952)	$(12,858,657)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes of $795, $62,028, $(12,549) and $228,097, respectively	1,480	115,197	(23,302)	423,610
Reclassification adjustment for foreign currency gains included in net income, net of taxes of $-0-, $-0-, $(501,273) and $-0-, respectively	—	—	(921,318)	—
Change in valuation of investment available-for-sale, net of taxes of $(918,435), $628,420, $(1,016,034) and $986,970, respectively	(1,705,666)	1,167,067	(1,886,922)	1,832,944

Total other comprehensive loss, net of taxes	(5,234,459)	(8,742,391)	(10,101,494)	(10,602,103)
Comprehensive loss attributable to the noncontrolling interest	—	—	—	—

Comprehensive loss attributable to Dynacq Healthcare, Inc.	$(5,234,459)	$(8,742,391)	$(10,101,494)	$(10,602,103)

The components of accumulated other comprehensive income were as follows:

	May 31, 2012	August 31, 2011
Foreign currency translation adjustment, net of taxes of $4,395 and $518,217, respectively	$8,161	$952,782
Change in valuation of investment available-for-sale, net of taxes of $2,484,447 and $3,500,481, respectively	4,613,972	6,500,894

Total accumulated other comprehensive income, net of taxes of $2,488,842 and $4,018,698, respectively	$4,622,133	$7,453,676

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

The management agreement for the Second People’s Hospital required that 1% of the drug income, and drug income in excess of 40% of total sales, of the hospital be paid to the government. This requirement was designed to control the cost of drugs by discouraging the sale by the hospital of drugs purchased from other than approved drug vendors. However, the local government has not published a list of approved drug vendors and therefore has not enforced the payment provision since the inception of the original management agreement. The Company has been advised by a local attorney that enforcement of that provision is remote, so it has not accrued the amount that would be payable to the local government if this provision were enforced. If the government were to enforce this provision, Dynacq-Huai-Bei could potentially owe approximately $1.6 million to the government for the period of time since inception of the original management contract on the hospital to May 31, 2012.

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

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of May 31, 2012, based on the quoted market prices as of that date. As of May 31, 2012, these securities are valued at approximately $15.5 million. The Company intends to hold these for a minimum period of an additional 12 months. During the three months ended May 31, 2012 and 2011, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had gains (losses) of $(149,625) and $48,499, respectively. During the nine months ended May 31, 2012 and 2011, the trading in initial public offerings of equity securities on the Hong Kong Stock Exchange generated gains (losses) of $(206,726) and $33,504, respectively. The Company, through a subsidiary in Hong Kong, has expanded its investments in debt and equity securities in Europe and Asia and has engaged the services of an investment banker to recommend such investment opportunities. The Company’s primary investment focus will be on growth companies from mainland China. The Company anticipates making short-term investments in these entities through initial public offerings (held mostly through the Hong Kong Stock Exchange) and pre-initial public offerings.

Discontinued Operations

On September 29, 2011, the Board of Directors of the Company approved the closure of the Garland facility, included in our U.S. division, effective September 30, 2011. Prior to that, in August 2010, the Board of Directors of the Company had approved a plan to dispose of the Garland facility due to continued operating losses. The Garland facility had experienced decreases in net patient revenues and number of cases, generally attributable to the loss of physicians from our medical staff. The opening of a new hospital near our Garland facility has had a direct adverse impact on our ability to retain members of the medical staff at that facility and consequently on our patient volume. The Garland facility was operating at a loss, and the Board of Directors believes that ceasing operations of the facility at that time was in the Company’s best interest. The Company has estimated a closing cost of $625,000. However, the ongoing losses incurred will be reduced due to the closing of the facility.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three months ended May 31,		Nine months ended May 31,
	2012	2011	2012	2011
Revenues from external customers
Net patient service revenues
U.S. Division	$920,662	$(8,472,172)	$3,732,351	$(4,333,544)
Corporate	—	—	—	—

Consolidated	$920,662	$(8,472,172)	$3,732,351	$(4,333,544)

Loss before taxes and discontinued operations

U.S. Division	$(1,619,824)	$(12,469,388)	$(3,609,351)	$(12,982,781)
Corporate	(1,571,575)	(757,770)	(2,443,833)	(2,241,335)

Consolidated	$(3,191,399)	$(13,227,158)	$(6,053,184)	$(15,224,116)

	May 31, 2012	August 31, 2011
Total Assets
U.S. Division	$7,872,771	$8,763,015
Corporate	36,769,946	50,550,958

Assets of continuing operations	44,642,717	59,313,973
Assets of discontinued operations	6,580,101	6,909,527

Consolidated	$51,222,818	$66,223,500

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

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the three months ended May 31, 2012. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2011.

Results of Operations

	Thee Months Ended May 31, 2012			Three Months Ended May 31, 2011
	U.S. Division	Corporate	Total	U.S. Division	Corporate	Total
Net patient service revenue	$920,662	$—	$920,662	$(8,472,172)	$—	$(8,472,172)

Costs and expenses:
Compensation and benefits	1,115,666	1,184,527	2,300,193	1,055,127	699,799	1,754,926
Medical services and supplies	460,642	—	460,642	366,479	—	366,479
Other operating expenses	716,837	392,900	1,109,737	963,624	713,940	1,677,564
Depreciation and amortization	115,248	45,069	160,317	—	37,456	37,456

Total costs and expenses	2,408,393	1,622,496	4,030,889	2,385,230	1,451,195	3,836,425

Operating loss	(1,487,731)	(1,622,496)	(3,110,227)	(10,857,402)	(1,451,195)	(12,308,597)

Other income (expense):
Rent and other income	8,980	(295,050)	(286,070)	16,571	318,968	335,539
Interest income	—	349,032	349,032	—	377,314	377,314
Interest expense	(141,073)	(3,061)	(144,134)	(1,628,557)	(2,857)	(1,631,414)

Total other income (expense), net	(132,093)	50,921	(81,172)	(1,611,986)	693,425	(918,561)

Loss before income taxes from continuing operations	$(1,619,824)	$(1,571,575)	(3,191,399)	$(12,469,388)	$(757,770)	(13,227,158)

Benefit for income taxes			—			4,601,332

Loss from continuing operations			(3,191,399)			(8,625,826)
Discontinued operations, net of income taxes			(388,641)			(1,400,360)
Loss on disposal of discontinued operations, net of income taxes			—			—

Net loss			(3,580,040)			(10,026,186)
Less: Net loss attributable to noncontrolling interest			49,767			1,531

Net loss attributable to Dynacq Healthcare, Inc.			$(3,530,273)			$(10,024,655)

Operational statistics (Number of medical procedures) for Pasadena facility:
Inpatient:
Bariatric	20			17
Orthopedic	7			3
Other	6			3

Total inpatient procedures	33			23

Outpatient:
Orthopedic	17			19
Other	129			152

Total outpatient procedures	146			171

Total procedures	179			194

Results of Operations (continued)

	Nine Months Ended May 31, 2012			Nine Months Ended May 31, 2011
	U.S. Division	Corporate	Total	U.S. Division	Corporate	Total
Net patient service revenue	$3,732,351	$—	$3,732,351	$(4,333,544)	$—	$(4,333,544)

Costs and expenses:
Compensation and benefits	3,045,092	2,951,782	5,996,874	3,261,216	2,097,553	5,358,769
Medical services and supplies	1,027,268	—	1,027,268	1,150,499	—	1,150,499
Other operating expenses	2,520,356	1,261,506	3,781,862	2,650,589	2,381,163	5,031,752
Depreciation and amortization	339,886	130,529	470,415	—	128,410	128,410

Total costs and expenses	6,932,602	4,343,817	11,276,419	7,062,304	4,607,126	11,669,430

Operating loss	(3,200,251)	(4,343,817)	(7,544,068)	(11,395,848)	(4,607,126)	(16,002,974)

Other income (expense):
Rent and other income	20,791	953,581	974,372	55,569	1,257,236	1,312,805
Interest income	—	955,235	955,235	—	1,117,767	1,117,767
Interest expense	(429,891)	(8,832)	(438,723)	(1,642,502)	(9,212)	(1,651,714)

Total other income (expense), net	(409,100)	1,899,984	1,490,884	(1,586,933)	2,365,791	778,858

Loss before income taxes from continuing operations	$(3,609,351)	$(2,443,833)	(6,053,184)	$(12,982,781)	$(2,241,335)	(15,224,116)

Benefit for income taxes			—			5,268,011

Loss from continuing operations			(6,053,184)			(9,956,105)
Discontinued operations, net of income taxes			(1,120,854)			(2,785,269)
Loss on disposal of discontinued operations, net of income taxes			(229,201)			(121,577)

Net loss			(7,403,239)			(12,862,951)
Less: Net loss attributable to noncontrolling interest			133,287			4,294

Net loss attributable to Dynacq Healthcare, Inc.			$(7,269,952)			$(12,858,657)

Operational statistics (Number of medical procedures) for Pasadena facility:
Inpatient:
Bariatric	50			53
Orthopedic	8			17
Other	51			11

Total inpatient procedures	109			81

Outpatient:
Orthopedic	70			62
Other	302			414

Total outpatient procedures	372			476

Total procedures	481			557

Three Months Ended May 31, 2012 Compared to the Three Months Ended May 31, 2011

U.S. Division

Through May 31, 2012, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $3.7 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. In September and October 2011, the Company deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.7 million, not including prejudgment interest. The Company has appealed the judgments requiring a refund to the carriers. The appeal of the refund judgments will progress simultaneously to the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and will likely be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that voluntary payments refunded to the carriers will be recaptured.

Due to the uncertainties associated with these stop-loss fee dispute cases, in fiscal year 2011, the Company recognized an increase of $10,254,990 in the contractual allowance at our Pasadena facility (and an additional amount of $779,583 in the contractual allowance at our Garland facility, which is classified as discontinued operations), and $1,751,478 in interest expense at our Pasadena facility (and an additional interest expense of $132,339 at our Garland facility).

Excluding the above mentioned stop-loss contractual allowance of $10,254,990, net patient service revenue decreased by $862,156, or 48%, from $1,782,818 to $920,662, and total surgical cases decreased by 8% from 194 cases for the three months ended May 31, 2011 to 179 cases for the three months ended May 31, 2012. While the number of cases decreased by 8%, net patient service revenue decreased by 48%. The change in percentage decrease in net patient service revenue compared to the decrease in the number of cases is primarily due to a change in the surgical mix of cases. Decreases in net patient revenues and number of cases are generally attributable to the loss of physicians from our medical staff. Subsequent to the period ended May 31, 2012, a physician from our medical staff, who accounted for 30% and 14% of total gross billed charges for three months ended May 31, 2012 and 2011, respectively, is unable to continue his practice due to personal reasons. The Company is making efforts to find a replacement for this physician at the present time; however, there can be no assurance given that we will succeed in this process.

Total costs and expenses increased by $23,163, or 1%, from $2,385,230 for the three months ended May 31, 2011 to $2,408,393 for the three months ended May 31, 2012. The following discusses the various changes in costs and expenses:

•

Compensation and benefits increased by $60,539, or 6%, primarily due to increase in the Company’s self-funded health care costs of its employees, partially offset by a reduction in workforce due to lower net patient service revenues.

•

Medical services and supplies expenses increased by $94,163, or 26%, while the number of surgery cases decreased 8%. The increase in medical services and supplies was due to a change in the surgical mix of cases, and also due to write off of obsolete supplies.

•	Other operating expenses decreased by $246,787, or 26%, primarily associated with lower net patient service revenues.

•

Depreciation and amortization expenses increased by $115,248 in 2012 compared to 2011. The Company had ceased depreciating property and equipment for its Pasadena facility in the prior year since it was classified as discontinued operations, and was being measured at the lower of its carrying amount or fair value less cost to sell. However, in the current year, the Pasadena facility’s operations are classified as continuing operations, and thus its property and equipment are being depreciated.

Other expense for the three months ended May 31, 2012 and 2011 of $132,093 and $1,611,986, respectively, includes interest expense associated with the stop-loss cases discussed above.

Corporate Division

Compensation and benefits includes all corporate personnel compensation and benefits, and it increased by $484,728, or 69%, in 2012, compared to 2011. The increase in compensation and benefits was due to the following reasons: (1) the Company retained the services of Dr. Eric Chan, as its chief executive officer starting January 10, 2012, and (2) the Compensation Committee approved a bonus of $300,000 payable to the chief financial officer of the Company for his role in winding down the operations in Hong Kong; the Committee recognized that he has been working above and beyond the norm to revive the Company’s business including actively working on marketing and several special projects and that he has also been instrumental in providing continuity in management during the transition of the Company’s new chief executive officer, and (3) the Company continues to make efforts to increase its net patient service revenues and has hired additional marketing personnel during the three months ended May 31, 2012.

Other operating expenses include primarily administrative expenses for managing various projects the Company was undertaking in China and Hong Kong, related marketing expenses and rent for an apartment for our chief executive officer in Hong Kong. The Company has made the decision to not pursue any new line of business and/or projects, and has also terminated the apartment lease. Other operating expenses also includes all the corporate general and administrative expenses in the U.S., including other professional fees such as legal expenses and audit expenses. Other operating expenses decreased by $321,040, from $713,940 for the three months ended May 31, 2011 to $392,900 for the three months ended May 31, 2012. For the three months ended May 31, 2011, the Company’s subsidiary in Hong Kong incurred the following costs: (1) marketing fees of $150,000, (2) rent of $49,672 for an apartment for the Company’s chief executive officer in Hong Kong, and (3) other administrative support services fees. These expenses were not incurred for the three months ended May 31, 2012. The Company also incurred lower professional fees and other miscellaneous expenses primarily associated with lower net revenues.

Rent and other income (expense) decreased by $614,018, from $318,968 other income, net, for the three months ended May 31, 2011 to $(295,050) other expense, net, for the three months ended May 31, 2012. Rent and other income for the three months ended May 31, 2012 includes (1) foreign currency losses of $178,597, primarily on investments in Euro bonds, and (2) a loss of $149,625 on short-term investments in trading securities in Hong Kong. Rent and other income for the three months ended May 31, 2011 includes (1) foreign currency exchange gains of $178,877, primarily on investments in Euro bonds, (2) a gain of $48,499 on short-term investments in trading securities in Hong Kong, and (3) other miscellaneous income primarily related to its Baton Rouge facility, which was sold in 2007.

Interest income of $349,032 and $377,314 for the three months ended May 31, 2012 and 2011, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of May 31, 2012, based on the quoted market prices as of that date. As of May 31, 2012, these securities are valued at approximately $15.5 million. Unrealized gains in these investments of $4.6 million are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at May 31, 2012, net of taxes of $2.5 million. The Company intends to hold these for a minimum period of an additional 12 months. During the three months ended May 31, 2012 and 2011, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had gains (losses) of $(149,625) and $48,499, respectively. The Company, through a subsidiary in Hong Kong, has expanded its investments in debt and equity securities in Europe and Asia and has engaged the services of an investment banker to recommend such investment opportunities. The Company’s primary investment focus will be on growth companies from mainland China. The Company anticipates making short-term investments in these entities through initial public offerings (held mostly through the Hong Kong Stock Exchange) and pre-initial public offerings.

For the three months ended May 31, 2012, the Company did not recognize any tax benefits applicable to the operating loss. The balance sheet reflects an increase in the deferred tax asset of $1,529,856 due to a reduction in deferred tax liability related to the foreign currency exchange gain realized and a decline in value of the available-for-sale securities.

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

Total costs and expenses decreased by $1,052,413, from $1,401,850 for the three months ended May 31, 2011 to $349,437 for the three months ended May 31, 2012, due to the closure of the facility on September 30, 2011.

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

The Corporate Division also includes other operating expenses the Company incurred at certain of its subsidiaries in China while pursuing various projects. All of the Company’s foreign subsidiaries, except for Dynacq-Huai Bei and Sino Bond, have been reclassified as discontinued operations. The Company incurred $-0- and $224,430 in total costs and expenses at these subsidiaries during the three months ended May 31, 2012 and 2011, respectively. Loss before income taxes in these subsidiaries was $-0- and $175,528 for the three months ended May 31, 2012 and 2011, respectively.

Nine Months Ended May 31, 2012 Compared to the Nine Months Ended May 31, 2011

U.S. Division

Through May 31, 2012, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $3.7 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. In September and October 2011, the Company deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas.

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

Due to the uncertainties associated with these stop-loss fee dispute cases, in fiscal year 2011, the Company recognized an increase of $10,254,990 in the contractual allowance at our Pasadena facility (and an additional amount of $779,583 in the contractual allowance at our Garland facility, which is classified as discontinued operations), and $1,751,478 in interest expense at our Pasadena facility (and an additional interest expense of $132,339 at our Garland facility).

Excluding the above mentioned stop-loss contractual allowance of $10,254,990, net patient service revenue decreased by $2,189,095, or 37%, from $5,921,446 to $3,732,351, and total surgical cases decreased by 14% from 557 cases for the nine months ended May 31, 2011 to 481 cases for the nine months ended May 31, 2012. While the number of cases decreased by 14%, net patient service revenue decreased by 37%. The change in percentage decrease in net patient service revenue compared to the decrease in the number of cases is primarily due to a change in the surgical mix of cases. Decreases in net patient revenues and number of cases are generally attributable to the loss of physicians from our medical staff. Subsequent to the period ended May 31, 2012, a physician from our medical staff, who accounted for 25% and 5% of total gross billed charges for nine months ended May 31, 2012 and 2011, respectively, is unable to continue his practice due to personal reasons. The Company is making efforts to find a replacement for this physician at the present time; however, there can be no assurance given that we will succeed in this process.

Total costs and expenses decreased by $129,702, or 2%, from $7,062,304 for the nine months ended May 31, 2011 to $6,932,602 for the nine months ended May 31, 2012. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $216,124, or 7%, primarily associated with reduction in workforce due to lower net patient service revenues.

•

Medical services and supplies expenses decreased by $123,231, or 11%, while the number of surgery cases decreased 14%. The percentage decrease in medical services and supplies was lower than the percentage decrease in the number of surgery cases due to a change in the surgical mix of cases.

•	Other operating expenses decreased by $130,233, or 5%, primarily associated with lower net patient service revenues.

•

Depreciation and amortization expenses increased by $339,886 in 2012 compared to 2011. The Company had ceased depreciating property and equipment for its Pasadena facility in the prior year since it was classified as discontinued operations, and was being measured at the lower of its carrying amount or fair value less cost to sell. However, in the current year, the Pasadena facility’s operations are classified as continuing operations, and thus its property and equipment are being depreciated.

Other income (expense) includes interest expense, primarily associated with the stop-loss cases discussed above.

Corporate Division

Compensation and benefits includes all corporate personnel compensation and benefits, and it increased by $854,229, or 41%, in 2012, compared to 2011. The increase in compensation and benefits was due to the following reasons: (1) for the nine months ended May 31, 2012, there was a non-cash compensation expense of $196,070, related to employees’ incentive stock options granted in fiscal years 2007, 2011 and 2012. However, for the nine months ended May 31, 2011, due to the non-cash compensation expense true-up in 2011 based on forfeiture of incentive stock options, the expense was $82,620, (2) during the current fiscal year, the Company issued 50,000 shares of its common stock to Dr. Kelly Larkin as consideration for Dr. Larkin’s employment as the Company’s marketing director, and took a compensation charge of $50,000 related to the issuance, (3) the Company retained the services of Dr. Eric Chan, as its chief executive officer starting January 10, 2012, (4) the chief financial officer of the Company had a reduction in his compensation for part of the nine months in 2011, whereas for the nine months in 2012, the Compensation Committee reinstated his compensation to $200,000, effective February 1, 2012, and paid him a sum of $77,000, which equates to the prior reductions in his compensation from January 1, 2010 to January 31, 2012, (5) the Compensation Committee approved a bonus of $300,000 payable to the chief financial officer of the Company for his role in winding down the operations in Hong Kong; the Committee recognized that he has been working above and beyond the norm to revive the Company’s business including actively working on marketing and several special projects and that he has also been instrumental in providing continuity in management during the transition of the Company’s new chief executive officer, and (6) the Company continues to make efforts to increase its net patient service revenues and has hired additional marketing personnel during the nine months ended May 31, 2012. Subsequent to the quarter ended May 31, 2012, in July 2012, the employment agreement with Dr. Larkin was terminated.

Other operating expenses include primarily administrative expenses for managing various projects the Company was undertaking in China and Hong Kong, related marketing expenses and rent for an apartment for our chief executive officer in Hong Kong. The Company has made the decision to not pursue any new line of business and/or projects, and has also terminated the apartment lease. Other operating expenses also includes all the corporate general and administrative expenses in the U.S., including other professional fees such as legal expenses and audit expenses. Other operating expenses decreased by $1,119,657, from $2,381,163 for the nine months ended May 31, 2011 to $1,261,506 for the nine months ended May 31, 2012. For the nine months ended May 31, 2011, the Company’s subsidiary in Hong Kong incurred the following costs: (1) marketing fees of $450,000, (2) rent of $149,398 for an apartment for the Company’s chief executive officer in Hong Kong, and (3) other administrative support services fees. These expenses were not incurred for the nine months ended May 31, 2012. The Company also incurred lower professional fees and other miscellaneous expenses primarily associated with lower net revenues.

Rent and other income decreased by $303,655, from $1,257,236 for the nine months ended May 31, 2011 to $953,581 for the nine months ended May 31, 2012. Rent and other income for the nine months ended May 31, 2012 includes (1) a foreign currency gain of $1,422,590 realized due to the monies invested in China coming back to the U.S. The Company had invested in its foreign subsidiaries in China during the last few years, and due to a favorable change in exchange rates between the U.S. Dollar and the Chinese Yuan Renminbi, the Company had accumulated other comprehensive income of $1,422,590. This amount was realized as a gain during the nine months ended May 31, 2012 upon the return of investments from the Company’s foreign subsidiaries in China, (2) a loss of $206,726 due to fair valuation of trading securities as of May 31, 2012, and (3) foreign currency exchange losses of $356,670, primarily on investments in Euro bonds. Rent and other income for the nine months ended May 31, 2011 includes (1) a $720,696 refund received from the Rui An City Department of Health as part of the negotiation of termination of the assignment agreement to manage the Third People’s Hospital, and write-off of associated liabilities of $43,840 (the decision to terminate the agreement was based on the continued delays in the construction of the hospital), (2) foreign currency exchange gains of $285,134, primarily on investments in Euro bonds, and (3) a gain of $33,504 on short-term investments in trading securities in Hong Kong.

Interest income of $955,235 and $1,117,767 for the nine months ended May 31, 2012 and May 31, 2011, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of May 31, 2012, based on the quoted market prices as of that date. As of May 31, 2012, these securities are valued at approximately $15.5 million. Unrealized gains in these investments of $4.6 million are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at May 31, 2012, net of taxes of $2.5 million. The Company intends to hold these for a minimum period of an additional 12 months. During the nine months ended May 31, 2012 and 2011, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had gains (losses) of $(206,726) and $33,504, respectively. The Company, through a subsidiary in Hong Kong, has expanded its investments in debt and equity securities in Europe and Asia and has engaged the services of an investment banker to recommend such investment opportunities. The Company’s primary investment focus will be on growth companies from mainland China. The Company anticipates making short-term investments in these entities through initial public offerings (held mostly through the Hong Kong Stock Exchange) and pre-initial public offerings.

For the nine months ended May 31, 2012, the Company did not recognize any tax benefits applicable to the operating loss. The balance sheet reflects an increase in the deferred tax asset of $1,529,856 due to a reduction in deferred tax liability related to the foreign currency exchange gain realized and a decline in value of the available-for-sale securities.

Discontinued Operations

Garland Facility (discontinued operations)

Due to the uncertainties associated with the stop-loss fee dispute cases discussed above, in fiscal year 2011, the Company recognized an increase of $779,583 in the contractual allowance, and an additional interest expense of $132,339, at our Garland facility.

The Company closed the Garland facility on September 30, 2011, and accordingly its operations for the fiscal years 2011 and 2012 continue to be classified as discontinued operations. The Company plans to either sell the Garland facility or pursue converting it into an ambulatory surgical center, if and when the Company can identify and generate a steady referral source for outpatient cases. Net patient service revenue decreased by $491,284, from $834,758 to $343,474, due to the closure of the facility on September 30, 2011.

Total costs and expenses decreased by $3,178,418, from $4,495,324 for the nine months ended May 31, 2011 to $1,316,906 for the nine months ended May 31, 2012, due to the closure of the facility on September 30, 2011.

Corporate (discontinued operations)

The Corporate Division revenue includes net patient service revenues from Second People’s Hospital in Rui An, China. Due to continued losses at the Second People’s Hospital, the Company made the decision to terminate the management agreement as of February 28, 2011 with the Rui An City Department of Health, and is currently in negotiation with them to finalize the terms, including the effective date of termination. The loss before income taxes at the Second People’s Hospital for the nine months ended February 28, 2011 was $368,553.

The Corporate Division also includes other operating expenses the Company incurred at certain of its subsidiaries in China while pursuing various projects. All of the Company’s foreign subsidiaries, except for Dynacq-Huai Bei and Sino Bond, have been reclassified as discontinued operations. The Company incurred $126,179 and $457,561 in total costs and expenses at these subsidiaries during the nine months ended May 31, 2012 and 2011, respectively. Loss before income taxes in these subsidiaries was $62,275 and $313,274 for the nine months ended May 31, 2012 and 2011, respectively. In addition, loss on disposal of discontinued operations in China was $229,201 for the nine months ended May 31, 2012.

Liquidity and Capital Resources

Our 2011 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flows from operating activities

Cash flow used in operating activities for continuing activities was $10,666,176 during the nine months ended May 31, 2012, primarily due to a net loss before discontinued operations of $5,919,897, net changes in income tax related accounts of $1,655,662 and decreases in accounts payable and accrued liabilities of $5,216,521, of which a decrease of $3,703,252 was due to cash deposits made by the Company into the registry of the court in order to stay execution of the judgments ordering refunds in the stop-loss fee dispute cases. These decreases were partially offset by reduction in accounts receivable of $736,501, and depreciation and amortization of $470,415.

In addition, cash flow used in operating activities for discontinued operations was $1,032,418 during the nine months ended May 31, 2012, primarily due to a net loss from discontinued operations of $1,350,055, partially offset by a reduction in inventories of $260,020.

Total cash flow used in operating activities for continuing and discontinued operations combined was $11,698,594 during the nine months ended May 31, 2012.

Cash flows from investing activities

Cash flow used in investing activities for continuing activities was $159,919 for purchase of equipment at the Pasadena facility.

In addition, cash flow provided by investing activities for discontinued operations was $14,000 for sale of equipment at the Dallas facility.

Total cash flow used in investing activities for continuing and discontinued operations combined was $145,919 during the nine months ended May 31, 2012.

Cash flows from financing activities

Cash flow provided by financing activities for continuing activities was $52,100. In November 2011, the Company borrowed $116,339 as note payable from a financial institution at an interest rate of 4.5%. This note payable is to be repaid in 36 monthly installments and is secured by specific equipment purchased at our Pasadena facility. The Company has paid $46,315 during the nine months ended May 31, 2012 towards notes payable for equipment purchased. In addition, the Company paid $48,085 towards a mortgage loan for the purchase of an apartment in Hong Kong. During the nine months ended May 31, 2012, the Company received contributions of $100,000 for sale of non-controlling interests in our Pasadena facility’s operations.

The Company had working capital of $7,856,860 as of May 31, 2012 and maintained a liquid position by a current ratio of approximately 1.5 to 1.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of May 31, 2012, our disclosure controls and procedures were effective.

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

DYNACQ HEALTHCARE, INC.

Date: July 13, 2012	By:	/s/ Eric K. Chan
Eric K. Chan
Chief Executive Officer (duly authorized officer)

Date: July 13, 2012	By:	/s/ Philip S. Chan
Philip S. Chan
Chief Financial Officer (principal financial and accounting officer)

INDEX OF EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 15.1	Awareness Letter of KWCO, P.C.

Exhibit 23.1	Consent of KWCO, P.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Schema Document.

**101.CAL	XBRL Calculation Linkbase Document.

**101.LAB	XBRL Label Linkbase Document.

**101.PRE	XBRL Presentation Linkbase Document

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.