Form 10-K
period 2012-08-31
DYNACQ HEALTHCARE INC
filed 2013-03-22
CIK 890908

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2012

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

Common Stock, $0.001 Par Value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 29, 2012 was $4,840,684. As of March 19, 2013, the registrant had 14,543,626 shares of common stock outstanding.

1

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

General

Dynacq Healthcare, Inc., a Nevada corporation (the “Company”), is a holding company that through its subsidiaries in the United States develops and manages general acute care hospitals that principally provide specialized surgeries. The Company through its subsidiaries in China and Hong Kong also (1) provided healthcare management services to a hospital in China until February 28, 2011; and (2) invests in debt and equity securities, including short-term investments in initial public offerings and pre-initial public offerings. The Company through its United States subsidiaries (1) owns and operates one general acute care hospital in Pasadena, Texas, and (2) owns one general acute care hospital in Garland, Texas, which was closed on September 30, 2011, and accordingly this business is classified as “Discontinued Operations” for the year ended August 31, 2012 and 2011 (see Discontinued Operations below). The Company is currently composed of two divisions: U.S. and Corporate.

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

U.S. Division

The Company’s business strategy is to develop and operate general acute care hospitals designed to handle specialized surgeries such as bariatric, orthopedic and neuro-spine surgeries. The Company’s hospitals include operating rooms, pre- and post-operative space, intensive care units, nursing units and diagnostic facilities, as well as adjacent medical office buildings. These hospitals are the Surgery Specialty Hospitals of America – Southeast Houston Campus in Pasadena, Texas, near Houston (the “Pasadena facility”); and Vista Hospital of Dallas (the “Garland facility”).

Except for emergency room patients, surgeries at our facilities are typically pre-certified or pre-authorized by insurance carriers. The bulk of the surgeries are either covered by workers’ compensation insurance or by commercial insurers on an out-of-network health plan basis. The Company participates in a small number of managed care contracts.

The Company, through its affiliates, owns or leases 100% of the real estate for and equipment in its facilities. The Company maintains a majority ownership and controlling interest in all of its operating entities. As of August 31, 2012, the Company owned the following percentages of its operating entities:

Pasadena facility	99.00%
Garland facility	98.25%

The Company signed a commercial contract of sale on March 7, 2013 to sell its Garland facility. The sale is expected to close in May 2013. Based on the sales price, the Company has taken an impairment charge of approximately $1.1 million as of August 31, 2012. The Company closed the Garland facility on September 30, 2011, and accordingly its operations for the year ended August 31, 2012 and 2011 are classified as “Discontinued Operations” (see Discontinued Operations below). The Company intended to sell its Pasadena facility also, and had it classified as discontinued operations, as of August 31, 2010. However, since a sale was not consummated during the 12-month period following the decision to sell, the operations of the Pasadena facility had been reclassified as continuing operations for the fiscal year ended August 31, 2011. The Pasadena facility also provides pain management services, sleep laboratory services, as well as minor emergency treatment services. In recent years, the Pasadena facility has been operating at a substantial loss. The Company is attempting to revitalize the operations of the Pasadena facility through a number of avenues, including the possibility of expanding its business in more profitable areas of operation. The Company has engaged strategic consultants to assist with this process, and intends to evaluate a number of strategic alternatives. However, there can be no assurance that we will be successful in turning the facility around.

Corporate Division

From March 1, 2009 to February 28, 2011, Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a wholly owned subsidiary of the Company provided healthcare management services to the Second People’s Hospital in Rui An, China. The Company organized Dynacq-Huai Bei in April 2008 under the laws of the People’s Republic of China. Dynacq-Huai Bei was responsible for funding any operating deficits, and was entitled to any operating profits, of that hospital during the management period. Due to continued losses at the Second People’s Hospital, the Company terminated the management agreement with the Rui An City Department of Health. The Company ceased providing healthcare management services to the Second People’s Hospital as of February 28, 2011. The Company wrote off the fixed assets and inventory balances as of February 28, 2011, and does not expect any further losses due to the termination of this management agreement related to the Second People’s Hospital. We have accounted for the operations of Dynacq-Huai Bei and Second People’s Hospital in Rui An, China as discontinued operations.

Dynacq-Huai Bei and the Rui An City Department of Health had also previously entered into an agreement assigning to Dynacq-Huai Bei the right to manage the Third People’s Hospital in Rui An, which hospital is currently under construction. Dynacq-Huai Bei and the Rui An City Department of Health, in November 2010, mutually agreed to terminate this agreement due to continued delays in the construction of the Third People’s Hospital. Accordingly, Dynacq-Huai Bei will not manage the Third People’s Hospital.

The Company also organized Sino Bond Inc. Limited, a Hong Kong corporation (“Sino Bond”) to hold and manage investments in Hong Kong. Sino Bond invests in debt and equity securities in Europe and Asia, including initial public offerings and pre-initial public offerings.

The Company’s operations at Second People’s Hospital and its various proposed businesses in China, including but not limited to sandstone mining, mined coal trading, natural gas stations and sale of artifacts have been classified as discontinued operations. The Company’s foreign subsidiary, Sino Bond, is the only company classified as continuing operations in the Corporate Division, and its other foreign subsidiaries have been reclassified as discontinued operations.

During the fiscal year ended August 31, 2009, the Company invested approximately $9.1 million of its available cash in marketable securities. During the quarter ended August 31, 2011, one of these marketable securities with a book cost of $700,000 was called for a gain of $1.3 million. As of August 31, 2012, the balance of these securities is valued at approximately $16.8 million. The Company intends to hold these for a minimum period of additional 12 months, except for one particular security that was called subsequent to the year ended August 31, 2012. During the year ended August 31, 2012 and 2011, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had losses of $318,206 and $364,721, respectively.

RECENT DEVELOPMENTS

Internal Investigation

As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2012, we announced that, at the request of our Board of Directors (the “Board”), we commenced an internal investigation of our past business practices, potentially encompassing members of the Board, management and third persons, and related accounting matters (the “Investigation”).

The Investigation, which was performed by outside legal counsel and other outside consultants at the direction of the Board, was substantially completed on December 27, 2012. The Investigation included a review of a substantial number of Company documents and emails, as well as interviews with employees, members of the Board and other persons who were familiar with the facts surrounding the Investigation. The results of the Investigation, which were reported directly to the Board, revealed that the former Chief Financial Officer of the Company did not perform a significant review or independent analysis of transactions initiated by the former Chief Executive Officer. As a result, we believe that, for the five fiscal years ending on August 31, 2012, we did not maintain effective control over financial reporting due to the existence of a material weakness related to a failure of internal controls designed to limit the ability of management to override our system of internal controls. The results of the Investigation also revealed that the former Chief Financial Officer misrepresented certain information to our independent auditor, which we have also determined to be a material weakness in our internal control over financial reporting. We also identified the existence of a significant deficiency related to a lack of objectivity by our former executive officers with respect to accounting decisions.

Based on the results of the Investigation and recommendations made by our independent auditor regarding the foregoing material weaknesses and significant deficiencies in internal control over financial reporting, we are reviewing our internal control and compliance policies and procedures. We believe that no additional remediation efforts with respect to the material weaknesses and the significant deficiency as they relate to the former Chief Executive Officer and the former Chief Financial Officer are necessary, as the executives who occupied these offices during the events in question are no longer employed by us.

We have determined that our previously reported consolidated balance sheets for periods up to and including August 31, 2012 do not require any material adjustments and/or restatements in respect of the results of the Investigation. Further, the Investigation did not result in any material change to our previously reported net income or loss or financial position for the same periods. However, the Investigation, along with subsequent analysis performed by us and our auditors, did reveal that Company expenditures in the amount of approximately $7.8 million were authorized by former officers of the Company and paid to various third parties, and the results of the Investigation and the subsequent analysis performed by us and our auditors provided no evidence of a discernible benefit to the Company resulting from these expenditures. We have determined that the questionable nature of these expenditures may result in their reclassification in our financial statements, from operating costs and expenses to other expenses, depending on determinations that the Board may make in the future. We do not expect these reclassifications, even if they are made, to result in a material restatement of our financial statements. Please see note 16 to our consolidated financial statements for additional information.

Delisting of Common Stock from NASDAQ Global Markets

As discussed in our Current Report on Form 8-K filed with the SEC on October 11, 2012, and further discussed in our Current Reports on Form 8-K filed on each of September 28, 2012 and April 13, 2012, the NASDAQ Stock Market (“NASDAQ”) announced on October 10, 2012 that the Company’s common stock would be delisted from NASDAQ. Prior to being delisted, trading in the Company’s stock was halted by NASDAQ on August 9, 2012, and NASDAQ suspended the Company’s stock from trading on October 4, 2012. As discussed in the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2012, NASDAQ informed the Company that it would be subject to delisting upon a failure to regain compliance with (i) the $1.00 minimum bid price per share of its common stock pursuant to NASDAQ Listing Rule 5450(a)(1) for a period of at least ten consecutive business days ending on a date prior to October 9, 2012, and (ii) the minimum market value of its publicly held shares of at least

$5 million pursuant to NASDAQ Listing Rule 5450(b)(1)(C) for at least ten consecutive business days prior to October 9, 2012. Further, on September 25, 2012, the Company received notification from NASDAQ stating that the Company’s common stock will be delisted from NASDAQ effective at the opening of business on October 4, 2012. The delisting of the Company’s common stock was a result of the Company’s failure to make timely payment of certain listing fees, as required by NASDAQ Listing Rule 5250(f), in the amount of $5,000. In light of the prior NASDAQ notice described in further detail above, the Company concluded that no valid business purpose would be served by making payment of these fees. The Company did not request an appeal hearing regarding the delisting. As a result of the trading halt in effect at the time of the notice for the Company’s common stock and the failure of the minimum bid price to reach $1.00 per share for 10 consecutive business days after receipt of the NASDAQ letter and prior to the commencement of the trading halt, and in light of the fact that there were fewer than ten business days remaining before October 9, 2012, the Company did not believe that it would be able to regain compliance with the NASDAQ Listing Rules discussed above prior to October 9, 2012. As a result, the Company believed that it would have become subject to delisting for failure to comply with Listing Rule 5450(a)(1) on October 9, 2012, even if it had paid the listing fees in compliance with NASDAQ Listing Rule 5250(f) on or before October 4, 2012. A Form 25 was filed with the SEC on October 11, 2012, and the Company’s stock was effectively delisted ten days following this filing.

Changes in Officers and Directors

On May 17, 2012, Chiu M. Chan, the Chairman of our Board of Directors, passed away. His seat on the Board of Directors remains vacant while the Board considers whether to appoint a new director or permanently reduce the size of the Board to five members. As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2012, on January 10, 2012 the Board of Directors expanded the Board from five to six members and appointed Eric K. Chan, M.D. as a new member of the Board. Eric K. Chan is the son of Chiu M. Chan, who was incapacitated at the time by an unexpected illness. Eric K. Chan did not stand for election at the Annual Meeting of Shareholders held on February 15, 2012 and his term as director ended. At the conclusion of the Annual Meeting, the Board of Directors reappointed Eric K. Chan as a member of the Board. Eric K. Chan currently serves as our Chief Executive Officer and President. Dr. Chan is board certified in anesthesiology. He has been the sole owner of Redwood Health Corporation since March 2005, which furnishes physicians to provide in-house emergency medical coverage and recruits anesthesiologists and certified registered nurse anesthetists at hospitals, including the Company’s Pasadena facility. Dr. Chan has also been the sole owner of Anesthesia Associates of Houston Metroplex since August 2007, which provides anesthesiology services to hospitals, including the Company’s Pasadena facility. He was an Assistant Professor at Memorial Hermann Hospital, University of Texas at Houston from August 2007 to September 2008. Dr. Chan earned his M.B.A. in Health Organization Management and M.D. from Texas Tech University.

On August 8, 2012, the Board placed Mr. Philip Chan on paid administrative leave from his position as Chief Financial Officer of Dynacq. On November 28, 2012, Mr. Chan submitted to the Board his resignation from all positions at Dynacq and its affiliates, including his positions as Chief Financial Officer and Director of Dynacq. While Mr. Chan was on administrative leave, the Board appointed Hemant Khemka, the current Controller of Dynacq, to act as principal financial officer of Dynacq pending the results of the investigation. Mr. Khemka continues to act as principal financial officer of Dynacq.

As discussed in the Definitive Information Statement filed pursuant to Section 14(c) (the “Information Statement”) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on October 9, 2012, pursuant to an Action by Written Consent of Stockholders in lieu of a Special Meeting, stockholders of Dynacq holding more than two-thirds of the issued and outstanding shares of our common stock as of September 24, 2012 (the “Record Date”) approved the removal of Ping S. Chu, James G. Gerace and Stephen L. Huber from their positions as members of our Board, to be effective on October 30, 2012. On October 24, 2012, James G. Gerace resigned. On October 30, 2012, the stockholder approval became effective, and Messrs. Chu and Huber were removed.

The sole remaining member of our Board is Dr. Eric K. Chan, who also serves as our Chief Executive Officer and President. As a result of the stockholder action and recent resignations, our Board has five vacancies, including the vacancy left by Mr. Chiu M. Chan’s passing. We intend to seek qualified candidates to fill these Board vacancies, including some candidates that are deemed independent based on the independence standards of NASDAQ. There can be no assurance, however, that we will be able to fill any of these vacancies with new directors, independent or otherwise. In the interim, the sole remaining member of our Board will continue to fulfill the Board’s responsibilities. The following holders of 9,966,482 shares of our common stock, constituting 68.5% of our outstanding common stock on the Record Date, consented to the stockholder action: Estate of Chiu M. Chan (represented by the widow of Mr. Chan, Ella Y.T.C. Chan, the sole executrix of the estate); Ella Y.T.C. Chan; Chan Chang Chin Ying (the aunt of Dr. Eric K. Chan); Philip S. Chan; Dr. Eric K. Chan; Edward K. Chiu (no relation to any other stockholder consenting to the action); and Bert Chan (brother of Eric K. Chan and son of Ella Y.T.C. Chan). Please see the Information Statement for additional information.

Discontinued Operations

On September 29, 2011, the Board of Directors of the Company approved the closure of the Garland facility, included in our U.S. division, effective September 30, 2011. Prior to that, in August 2010, the Board of Directors of the Company approved a plan to dispose of the Garland facility due to continued operating losses. The Garland facility had experienced decreases in net patient revenues and number of cases, generally attributable to the loss of physicians from our medical staff. The opening of a new hospital near our Garland facility had a direct adverse impact on our ability to retain members of the medical staff at that facility and consequently on our patient volume. The Garland facility was operating at a loss, and the Board of Directors believed that ceasing operations of the facility at that time was in the Company’s best interest. We do not expect to incur any material costs associated with termination of employment of the affected employees beyond accrued obligations for salary and benefits. The Company had estimated a closing cost of $625,000.

The Company signed a commercial contract of sale on March 7, 2013, to sell the Garland facility. The sale is expected to close in May 2013. Based on the sales price, the Company has taken an impairment charge of approximately $1.1 million as of August 31, 2012.

We have accounted for the operations of the Second People’s Hospital in Rui An, China as discontinued operations. See detailed discussion above under “Corporate Division” related to Second People’s Hospital.

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

At August 31, 2012 and 2011, the Company owned, through its subsidiaries, a 99% and 100% partnership interest in the Pasadena facility operating entity, respectively. The Pasadena facility’s areas of practice include orthopedic and general surgery, such as spine and bariatric surgeries, various pain management modalities and other services. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment.

In recent years, the Pasadena facility has been operating at a substantial loss. The Company is attempting to revitalize the operations of the Pasadena facility through a number of avenues, including the possibility of expanding its business in more profitable areas of operation. The Company has engaged strategic consultants to assist with this process, and intends to evaluate a number of strategic alternatives. However, there can be no assurance that we will be successful in turning the facility around.

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

Corporate Division

Sino Bond is an investment vehicle for the Company in China, Southeast Asia and Europe. It has engaged an investment banker to recommend investment opportunities and monitor the Company’s investments. The Company anticipates making short-term investments in these entities through initial public offerings (held mostly through the Hong Kong Stock Exchange) and pre-initial public offerings.

Discontinued Operations

The Garland facility was closed effective September 30, 2011. At August 31, 2012 and 2011, the Company owned, through its subsidiaries, 98.25% of the partnership interests in the Garland facility operating entity. The areas of practice performed at this facility were orthopedic surgery, bariatric surgery, general surgery, plastic surgery, podiatry, gynecology, spine and pain management procedures. The Garland facility has been classified as discontinued operations. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment.

From March 1, 2009 to February 28, 2011, Dynacq-Huai Bei provided healthcare management services to the Second People’s Hospital in Rui An, China. Dynacq-Huai Bei was responsible for funding any operating deficits, and was entitled to any operating profits, of that hospital during the management period. Due to continued losses at the Second People’s Hospital, the Company terminated the management agreement with the Rui An City Department of Health. The Company ceased providing healthcare management services to the Second People’s Hospital as of February 28, 2011. The Company wrote off the fixed assets and inventory balances as of February 28, 2011, and does not expect any further losses due to the termination of this management agreement related to the Second People’s Hospital.

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

Texas Workers’ Compensation Systems

A significant amount of our net revenue results from Texas workers’ compensation claims. As such, we are subject to the rules and regulations of the Texas Department of Workers’ Compensation (“TDWC”). See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Revenue Recognition – Contractual Allowance” for a description of the relevant rules and regulations of the TDWC.

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

Stark Law

The federal physician self-referral statute is commonly known as the Stark law. This law prohibits physicians from referring Medicare and Medicaid patients who need “designated health services” (“DHS”) to entities with which the physician or an immediate family member has a financial relationship and prohibits the entities from billing Medicare or Medicaid for services ordered pursuant to a prohibited referral. Stark does, however, have a number of exceptions that permit financial relationships between physicians and entities providing DHS. However, the exception allowing physicians to invest in a hospital has been severely limited. See Risk Factors for on in-depth discussion of this change. Sanctions for violating the Stark law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil monetary penalties of up to $15,000 per prohibited service provided and exclusion from the Medicare and Medicaid programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme that has the principal purpose of assuring referrals and that, if directly made, would violate the Stark law.

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

The Federal False Claims Act and Similar State Laws

A factor affecting the healthcare industry today is the use of the FCA and, in particular, actions brought by individuals on the government’s behalf under the FCA’s “qui tam” or whistleblower provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government.

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

In 2009, a law known as the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) was enacted. It was aimed at increasing the use of EHRs by physicians and hospitals. Hospitals and physicians who are “meaningful users” of EHRs may receive higher reimbursement rates through the Medicare and Medicaid reimbursement systems. Other significant changes made by HITECH Act include allowing state Attorneys General to assist in the enforcement of HIPAA and imposing the full HIPAA liabilities of Covered Entities on Business Associates as well. Additionally, the HITECH Act puts in place numerous changes to patient access to their protected health information and their privacy rights. We continue to review and monitor the HIPAA policies and procedures in place at our Pasadena facility to comply with the HITECH Act changes.

The HITECH Act significantly increased penalties for violations of HIPAA. In the past, civil monetary penalties for HIPAA violations had been limited to $100 per violation, with a maximum of $25,000 for all violations of an identical requirement in a single year. With the HITECH Act, fines start at $100 per violation (maximum $25,000 per year) and go to $50,000 per violation ($1,500,000 per year). Also, the HITECH Act provides that HHS must develop a methodology by which victims of privacy violations may receive a share of penalties that are collected by the federal government. Finally, the HITECH Act provides that state attorneys general may bring a civil action to enjoin privacy or security violations or obtain damages on behalf of state residents for such violations. Violations of the HIPAA privacy standards can also result in tort liability claims, disciplinary proceedings, and even criminal prosecutions for deliberate disclosures that involve malicious intent or personal gain. Violations of a patient’s privacy may potentially result in tort liability claims.

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

Audits

As with most all hospitals, we are subject to numerous types of federal and state audits to validate the accuracy of claims submitted to the Medicare and Medicaid programs. If these audits identify overpayments, we could be required to make a substantial repayment of prior years’ payments subject to various administrative appeal rights. The federal and state governments contract with third-party auditors, some on a contingency fee basis. We periodically undergo claims audits by both federal and state auditors. To date there have been no material overpayments identified. However, potential liability from future federal or state audits could potentially be substantial. Further, Medicare and Medicaid regulations also provide for withholding Medicare and Medicaid overpayments in certain circumstances, which could adversely affect our cash flow.

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

Employees

As of March 9, 2013, the Company employed approximately 85 full-time employees. In addition, the Company employed 26 part-time/flex employees, which represent approximately 7 full-time equivalent employees.

Available Information

We file proxy statements and annual, quarterly and current reports with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any document that we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. You may also call the SEC at 1-800-SEC-0330 for information on the operation of the public reference room. Our SEC filings are also available to you free of charge at the SEC’s website at http://www.sec.gov. We also maintain a website at http://www.dynacq.com that includes links to our SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports are available on our website without charge as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Information contained on our website should not be considered part of this report.

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

Risks Related to our Business

We continue to incur substantial losses, and we have no current prospect of generating operating profits.

For the fiscal years ended August 31, 2012 and 2011, our business generated a net loss of approximately $12.2 million and $21.0 million, respectively. In recent years, our net patient revenues have declined, relative to historical levels, due to declines in patient referrals. While we continue to seek out additional sources of patient referrals, we have not been able to realize the substantial increase in patient referrals we require in order to generate the revenues needed to offset our operating losses. Our industry is highly competitive, and we have not been able to identify and execute any business plan that might result in an operating profit or even in decreased losses. We are currently evaluating strategic alternatives in an attempt to reverse our historical trend of operating losses, although there can be no assurance that we will be able to reverse this trend. If we are unable to generate positive net income on a consistent basis going forward, we may not be able to continue our operations.

Our cash reserves cannot continue to support the level of losses we have incurred in recent years.

As of August 31, 2012, we had approximately $30.8 million in net assets, including approximately $10.6 million in cash and cash equivalents, available for continuing operations. These reserves are being steadily depleted by our losses, which totaled approximately $33.2 million in our last two fiscal years. If we are unsuccessful in implementing an alternative business plan to increase revenues and improve performance, or are otherwise required to continue to use a substantial portion of our current assets in order to continue our day to day operations, then our continued operations will not be sustainable.

A significant percentage of our revenues are generated through relatively few physicians.

For the fiscal year ended August 31, 2012, approximately 90% of our gross revenues of our Pasadena facility were generated from 7 surgeons. For the fiscal year ended August 31, 2011, approximately 91% of our gross revenues of our Pasadena facility were generated from 11 surgeons. A physician from our medical staff, who accounted for 19% and 7% of gross revenues for the fiscal year ended August 31, 2012 and 2011, respectively, passed away in August 2012. The loss of this physician led to a reduction in our revenues and adversely affected our results of operations. The loss of other physicians who provide significant net patient revenues for the Company may adversely affect our results of operations.

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

As permitted under Nevada law and pursuant to our governing documents and indemnification agreements with certain of our officers and directors, we indemnify our directors and officers against monetary damages, including advancing expenses, to the fullest extent permitted by Nevada law. We do not carry director and officer liability insurance, so our assets are at risk in the event of successful claims against us or our officers and directors. Our assets may not be sufficient to satisfy judgments against us and our officers and directors in the event of such successful claims. In addition, our lack of director and officer liability insurance may adversely affect our ability to attract and retain highly qualified directors and officers in the future.

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

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash investments and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insurance limits in the U.S. and with financial institutions overseas. At August 31, 2012, the Company had cash balances in excess of the FDIC and SIPC limits in the U.S. and in financial institutions overseas of $8 million. Management believes that these financial institutions are of high quality and the risk of loss is minimal. However, if any of these financial institutions were to fail and we were unable to recover our cash balances, it could have a material adverse effect on the Company’s business, financial condition or results of operations.

Our business could be adversely affected by foreign currency fluctuation.

Because we have total assets of approximately $7.8 million which are denominated in currency other than the U.S. dollar (USD), we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During fiscal 2012 and 2011, fluctuation in the Euro – Hong Kong dollar and USD – RMB exchange rate resulted in exchange gains (losses) of $(309,000) and $302,000, respectively, which are included in rent and other income in our consolidated statements of operations. In fiscal year 2012, the Company also remitted funds back from China to the U.S., and reclassified foreign currency exchange gains of $1.4 million from accumulated other comprehensive income to rent and other income.

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

We have significant unrealized gains on our investments in available-for-sale securities. Approximately 40% of our assets as of August 31, 2012 are represented by foreign investment securities, which are generally less liquid, more volatile and harder to value than U.S. securities. These foreign investments are subject to unique risks such as currency risk, political, social and economic risk, and foreign market and trading risk. Foreign investments may be affected by political, social or economic events occurring in a country where the bonds are invested, which could cause the investments in that country to experience gains or losses. Lack of public information and uniform auditing, accounting and financial reporting standards in foreign countries make disclosure of investment information different from that available from domestic issuers. The trading markets for these investments are significantly less active than U.S. markets and may have less governmental regulation and oversight. Because of these risks, and others, there can be no assurance that the Company’s investments in securities in foreign markets will retain or increase in value or can be liquidated at a price or time favorable to the Company.

Risks Associated with our Industry

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (collectively, the “2010 Health Care Legislation”) may have a significant impact on our existing and future joint ventures.

The 2010 Health Care Legislation includes significant revisions to the portion of the Social Security Act commonly known as the “Stark law,” which generally prohibits physicians from referring Medicare and Medicaid patients to providers of enumerated “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement. Such referrals are deemed to be “self-referrals” due to the physician’s financial relationship with the entity providing the designated health services. An exception to the general self-referral prohibition, commonly known as the “Whole Hospital Exception,” previously existed under the Stark law for physician ownership and/or investment in an entire hospital (rather than a subdivision of a hospital), provided that certain requirements were met. Under the 2010 Health Care Legislation, the availability of the Whole Hospital Exception will depend on physician ownership or investment in a new hospital entity and the existence of a provider agreement by December 31, 2010, provided certain other conditions are met. The 2010 Health Care Legislation also provides that the percentage of physician ownership or investment interests held in a new hospital entity by physician owners or investors cannot exceed the percentage that existed as of

March 23, 2010, the date on which the legislation was enacted. Moreover, under the 2010 Health Care Legislation, except in certain circumstances, the number of operating rooms, procedure rooms and licensed beds in a hospital having physician ownership cannot be increased beyond the amount that existed on March 23, 2010. The provisions of the 2010 Health Care Legislation, that are described herein, could have a significant impact on our existing and future joint ventures.

Health care reform may have a significant effect on our existing and future operations.

The 2010 Health Care Legislation, as well as other health reform legislation, may have a significant impact on our existing and future operations and how and when such legislation will be implemented remains uncertain. The lack of consensus by legislators on how to reform the healthcare system and the emphasis on budgetary constraint and limitations on Medicare spending has created a great deal of regulatory uncertainty. Further, the development of Accountable Care Organizations may limit our ability to provide services to Medicare beneficiaries and other changes to the law implemented as part of health care reform could further restrict the care we are able to offer patients. The current economic climate as well as efforts to reduce healthcare costs could reduce the reimbursement we receive for the services we do provide and may adversely affect our business and results of operations.

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

Further, complicated reimbursement rules that are subject to interpretation may subject us to denials of payment for services provided or to recoupments of payments already received. We have no control over the number of patients that are referred to our hospital annually or whether such patients will be admitted as inpatients, which typically have a higher reimbursement rate per procedure, or outpatients. Fixed fee schedules, capitation payment arrangements, exclusion from participation in managed care programs or other factors affecting payments for healthcare services over which we do not have control could also cause a reduction in our revenues.

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

Market Risks Related to Our Stock

A single stockholder controls a majority of our outstanding shares, and a small group of stockholders controls a super-majority of our shares.

Mrs. Ella Chan, wife of our former chairman and chief executive officer, Mr. Chiu Chan, together with the estate of Mr. Chan, beneficially owns an aggregate of approximately 58% of our issued and outstanding common stock as of March 8, 2013. As a majority stockholder, she is able to control all matters requiring stockholder approval, including the election and removal of any directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Mrs. Chan is in a position to control the management of our business and the appointment of executive officers as well as all management personnel. As discussed in “Recent Developments – Changes in our Officers and Directors,” a group of stockholders controls approximately 68.5% of our outstanding common stock, which pursuant to the terms of our governing documents, constitutes a super-majority of our common stock, as of the date of this filing. This group has the ability to, among other things, remove members of our Board of Directors for cause or for no cause at all, as the group elected to do in October 2012. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control, or impeding a merger or consolidation, takeover or other business combination or sale of all or substantially all of our assets. Mrs. Chan’s interests or the interests of this group may conflict with those of other stockholders. In the event that Mrs. Chan or members of this group elect to sell significant amounts of shares of common stock in the future, such sales could depress the market price of our common stock, further increasing the volatility of our trading market.

We have no independent directors, and no separate board committees.

As of October 30, 2012, our Chief Executive Officer, Eric Chan, is the sole member of our Board of Directors. As a result, we no longer have any independent directors to evaluate our decisions, nor do we have any committees of our Board comprised of independent directors, including audit, nominating and compensation committees. Although we are not required by rules or regulations applicable to us to have independent directors or such committees, corporate governance measures such as the presence of independent directors and the establishment of committees comprised of independent directors may be beneficial to our stockholders. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by members of the Board who have a direct interest in the outcome. Although we anticipate seeking new independent directors in the future, there can be no assurance as to whether or when we will be successful in appointing any new directors. Moreover, while the inclusion of independent directors to our Board and the adoption of certain other corporate governance measures could benefit our stockholders, there can be no assurance that these measures would be effective even if independent directors are appointed to our Board and these governance measures are implemented.

NASDAQ delisted our common stock effective October 22, 2012, and prior to that had placed a trading halt since August 9, 2012, which is likely to affect your ability to sell shares of our common stock and the price you may receive for our common stock.

NASDAQ delisted the common stock of our Company effective October 22, 2012. Prior to that, trading in the Company’s stock was halted by NASDAQ since August 9, 2012. The Company’s common stock is eligible to trade in the “Grey Market.” Grey Market securities do not have bid or ask quotations in the OTC Link system or the OTCBB. Broker-dealers must report Grey Market trades to FINRA, so trade data is available on http://www.otcmarkets.com and other public sources. Generally, trading in the Grey Market is much more limited than trading on NASDAQ. As such, our being delisted from NASDAQ has severely decreased the liquidity of the shares of common stock that you own.

Historically, there was only limited trading activity in our securities, and we have had a relatively small public float compared to the number of our shares outstanding. Additionally, as a result of the recent delisting of our common stock from NASDAQ, the ability of stockholders to trade any shares has been severely impeded. Accordingly, we cannot predict the extent to which investors’ interest in our common stock will provide an active and liquid trading market. Due to our limited public float, we may be vulnerable to investors taking a “short position” in our common stock, which would likely have a depressing effect on the price of our common stock and add increased volatility to our trading market. Furthermore, we have been, and in the future may be subject to, class action lawsuits that further increase market volatility. The volatility of the market for our common stock could have a materially adverse effect on our business, results of operations and financial condition. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

Future issuance of additional shares of our stock could cause dilution of ownership interests and adversely affect our stock price.

In addition to approximately 85.5 million additional shares of common stock that we are authorized to issue, our board may issue up to 5 million shares of preferred stock which may have greater rights than our common stock, without seeking approval from holders of our common stock. In addition, we are obligated to issue an aggregate of approximately 2.8 million shares of common stock upon the exercise of options outstanding under our 2000 and 2011 Incentive Plan. None of these options have an exercise price which is lower than the market price at August 9, 2012, the last date of trading before trading halt by NASDAQ. The shares that could be issued upon exercise of the outstanding options represent approximately 19% of our currently outstanding shares of common stock. Additional shares are subject to options not yet granted under the Year 2011 Stock Incentive Plan, and we may grant additional options or warrants in the future to purchase shares of our common stock not under the plan. The exercise price of each option granted under our option plan is equal to the fair market value of the shares on the date of grant, although that price may be substantially less than the value per share on the date of exercise.

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

The Company or its subsidiaries own or lease the following properties:

- The Pasadena facility, the office building adjacent to such facility and the land upon which the facilities are located, are owned by a wholly-owned subsidiary of the Company, and are held free and clear of any encumbrances. The hospital is approximately 45,000 square feet, and the office building is approximately 36,000 square feet. This property belongs to the U.S. Division.

- In March 2010, the Company purchased an apartment in Hong Kong as an investment for $2,014,207. The Company obtained an 18-year mortgage loan of $1,245,775 from a financial institution, with a variable interest rate at the lower of 3-month Hang Seng Interbank Offered Rates plus 0.7% or 2.9% below the Hong Kong Dollar best lending rate quoted by the financial institution. The effective interest rate at August 31, 2012 was 1.12%. This property belongs to the Corporate Division. Subsequent to the year ended August 31, 2012, this apartment was sold for a gain of approximately $480,000.

- As part of assets of discontinued operations, the Garland facility, including an approximately 90,000 square foot hospital, an approximately 27,000 square foot medical office building and approximately 22.7 acres of land in Garland, Texas, is owned by a wholly-owned subsidiary of the Company, and is held free and clear of any encumbrances. This property belongs to the U.S. Division. The Company signed a commercial contract of sale on March 7, 2013 to sell its Garland facility. The sale is expected to close in May 2013.

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

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock traded on the NASDAQ Global Market under the symbol “DYII” until August 8, 2012. NASDAQ delisted the common stock of our Company effective October 22, 2012. Prior to that, trading in the Company’s stock was halted by NASDAQ since August 9, 2012. The Company’s common stock is eligible to trade in the “Grey Market.” Grey Market securities do not have bid or ask quotations in the OTC Link system or the OTCBB. Broker-dealers must report Grey Market trades to FINRA, so trade data is available on http://www.otcmarkets.com and other public sources.

The following table sets forth the high and low bid prices of the common stock for the period from September 1, 2010 to August 9, 2012. These over-the-counter prices reflect inter-dealer prices, without retail mark-ups, mark-down or commissions, and may not necessarily represent actual transactions.

	Highs	Lows
FISCAL YEAR 2012
Fourth Quarter (June 1, 2012 to August 9, 2012)	$1.05	$0.43
Third Quarter	1.05	0.54
Second Quarter	1.18	0.76
First Quarter	1.75	0.79
FISCAL YEAR 2011
Fourth Quarter	$2.09	$1.60
Third Quarter	2.18	1.63
Second Quarter	2.55	1.84
First Quarter	2.58	1.90

As of March 19, 2013, there were approximately 382 record owners of the Company’s common stock. This number does not include stockholders who hold the Company’s securities in nominee accounts with broker-dealer firms or depository institutions.

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

Securities Authorized For Issuance under Equity Compensation Plans

The following table provides information as of August 31, 2012, with respect to the Company’s equity compensation plans under which equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in first column)
Plan Category
Plans approved by shareholders	2,790,566	$1.92	13,950,000
Plans not approved by shareholders	—	—	—

Total	2,790,566	$1.92	13,950,000

Item 6.	Selected Financial Data.

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in Item 1A – Risk Factors.

Our operating results for all periods presented reflect operations of our Garland facility in the U.S. and all of our subsidiaries in China and Hong Kong, except for Sino Bond, as discontinued operations.

RECENT DEVELOPMENTS

Internal Investigation

As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2012, we announced that, at the request of our Board of Directors (the “Board”), we commenced an internal investigation of our past business practices, potentially encompassing members of the Board, management and third persons, and related accounting matters (the “Investigation”).

The Investigation, which was performed by outside legal counsel and other outside consultants at the direction of the Board, was substantially completed on December 27, 2012. The Investigation included a review of a substantial number of Company documents and emails, as well as interviews with employees, members of the Board and other persons who were familiar with the facts surrounding the Investigation. The results of the Investigation, which were reported directly to the Board, revealed that the former Chief Financial Officer of the Company did not perform a significant review or independent analysis of transactions initiated by the former Chief Executive Officer. As a result, we believe that, for the five fiscal years ending on August 31, 2012, we did not maintain effective control over financial reporting due to the existence of a material weakness related to a failure of internal controls designed to limit the ability of management to override our system of internal controls. The results of the Investigation also revealed that the former Chief Financial Officer misrepresented certain information to our independent auditor, which we have also determined to be a material weakness in our internal control over financial reporting. We also identified the existence of a significant deficiency related to a lack of objectivity by our former executive officers with respect to accounting decisions.

Based on the results of the Investigation and recommendations made by our independent auditor regarding the foregoing material weaknesses and significant deficiencies in internal control over financial reporting, we are reviewing our internal control and compliance policies and procedures. We believe that no additional remediation efforts with respect to the material weaknesses and the significant deficiency as they relate to the former Chief Executive Officer and the former Chief Financial Officer are necessary, as the executives who occupied these offices during the events in question are no longer employed by us.

We have determined that our previously reported consolidated balance sheets for periods up to and including August 31, 2012 do not require any material adjustments and/or restatements in respect of the results of the Investigation. Further, the Investigation did not result in any material change to our previously reported net income or loss or financial position for the same periods. However, the Investigation, along with subsequent analysis performed by us and our auditors, did reveal that Company expenditures in the amount of approximately $7.8 million were authorized by former officers of the Company and paid to various third parties, and the results of the Investigation and the subsequent analysis performed by us and our auditors provided no evidence of a discernible benefit to the Company resulting from these expenditures. We have determined that the questionable nature of these expenditures may result in their reclassification in our financial statements, from operating costs and expenses to other expenses, depending on determinations that the Board may make in the future. We do not expect these reclassifications, even if they are made, to result in a material restatement of our financial statements. Please see note 16 to our consolidated financial statements for additional information.

Delisting of Common Stock from NASDAQ Global Markets

As discussed in our Current Report on Form 8-K filed with the SEC on October 11, 2012, and further discussed in our Current Reports on Form 8-K filed on each of September 28, 2012 and April 13, 2012, the NASDAQ Stock Market (“NASDAQ”) announced on October 10, 2012 that the Company’s common stock would be delisted from NASDAQ. Prior to being delisted, trading in the Company’s stock was halted by NASDAQ on August 9, 2012, and NASDAQ suspended the Company’s stock from trading on October 4, 2012. As discussed in the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2012, NASDAQ informed the Company that it would be subject to delisting upon a failure to regain compliance with (i) the $1.00 minimum bid price per share of its common stock pursuant to NASDAQ Listing Rule 5450(a)(1) for a period of at least ten consecutive business days ending on a date prior to October 9, 2012, and (ii) the minimum market value of its publicly held shares of at least $5 million pursuant to NASDAQ Listing Rule 5450(b)(1)(C) for at least ten consecutive business days prior to October 9, 2012. Further, on September 25, 2012, the Company received notification from NASDAQ stating that the Company’s common stock will be delisted from NASDAQ effective at the opening of business on October 4, 2012. The delisting of the Company’s common stock was a result of the Company’s failure to make timely payment of certain listing fees, as required by NASDAQ Listing Rule 5250(f), in the amount of $5,000. In light of the prior NASDAQ notice described in further detail above, the Company concluded that no valid business purpose would be served by making payment of these fees. The Company did not request an appeal hearing regarding the delisting. As a result of the trading halt in effect at the time of the notice for the Company’s common stock and the failure of the minimum bid price to reach $1.00 per share for 10 consecutive business days after receipt of the NASDAQ letter and prior to the commencement of the trading halt, and in light of the fact that there were fewer than ten business days remaining before October 9, 2012, the Company did not believe that it would be able to regain compliance with the NASDAQ Listing Rules discussed above prior to October 9, 2012. As a result, the Company believed that it would have become subject to delisting for failure to comply with Listing Rule 5450(a)(1) on October 9, 2012, even if it had paid the listing fees in compliance with NASDAQ Listing Rule 5250(f) on or before October 4, 2012. A Form 25 was filed with the SEC on October 11, 2012, and the Company’s stock was effectively delisted ten days following this filing.

Changes in Officers and Directors

On May 17, 2012, Chiu M. Chan, the Chairman of our Board of Directors, passed away. His seat on the Board of Directors remains vacant while the Board considers whether to appoint a new director or permanently reduce the size of the Board to five members. As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2012, on January 10, 2012 the Board of Directors expanded the Board from five to six members and appointed Eric K. Chan, M.D. as a new member of the Board. Eric K. Chan is the son of Chiu M. Chan, who was incapacitated at the time by an unexpected illness. Eric K. Chan did not stand for election at the Annual Meeting of Shareholders held on February 15, 2012 and his term as director ended. At the conclusion of the Annual Meeting, the Board of Directors reappointed Eric K. Chan as a member of the Board. Eric K. Chan currently serves as our Chief Executive Officer and President. Dr. Chan is board certified in anesthesiology. He has been the sole owner of Redwood Health Corporation since March 2005, which furnishes physicians to provide in-house emergency medical coverage and recruits anesthesiologists and certified registered nurse anesthetists at hospitals, including the Company’s Pasadena facility. Dr. Chan has also been the sole owner of Anesthesia Associates of Houston Metroplex since August 2007, which provides anesthesiology services to hospitals, including the Company’s Pasadena facility. He was an Assistant Professor at Memorial Hermann Hospital, University of Texas at Houston from August 2007 to September 2008. Dr. Chan earned his M.B.A. in Health Organization Management and M.D. from Texas Tech University.

On August 8, 2012, the Board placed Mr. Philip Chan on paid administrative leave from his position as Chief Financial Officer of Dynacq. On November 28, 2012, Mr. Chan submitted to the Board his resignation from all positions at Dynacq and its affiliates, including his positions as Chief Financial Officer and Director of Dynacq. While Mr. Chan was on administrative leave, the Board appointed Hemant Khemka, the current Controller of Dynacq, to act as principal financial officer of Dynacq pending the results of the investigation. Mr. Khemka continues to act as principal financial officer of Dynacq.

As discussed in the Definitive Information Statement filed pursuant to Section 14(c) (the “Information Statement”) of the Securities Exchange Act of 1934, as amended (the “Exchange Act””) on October 9, 2012, pursuant to an Action by Written Consent of Stockholders in lieu of a Special Meeting, stockholders of Dynacq holding more than two-thirds of the issued and outstanding shares of our common stock as of September 24, 2012 (the “Record Date”) approved the removal of Ping S. Chu, James G. Gerace and Stephen L. Huber from their positions as members of our Board, to be effective on October 30, 2012. On October 24, 2012, James G. Gerace resigned. On October 30, 2012, the stockholder approval became effective, and Messrs. Chu and Huber were removed.

The sole remaining member of our Board is Dr. Eric K. Chan, who also serves as our Chief Executive Officer and President. As a result of the stockholder action and recent resignations, our Board has five vacancies, including the vacancy left by Mr. Chiu M. Chan’s passing. We intend to seek qualified candidates to fill these Board vacancies, including some candidates that are deemed independent based on the independence standards of NASDAQ. There can be no assurance, however, that we will be able to fill any of these vacancies with new directors, independent or otherwise. In the interim, the sole remaining member of our Board will continue to fulfill the Board’s responsibilities. The following holders of 9,966,482 shares of our common stock, constituting 68.5% of our outstanding common stock on the Record Date, consented to the stockholder action: Estate of Chiu M. Chan (represented by the widow of Mr. Chan, Ella Y.T.C. Chan, the sole executrix of the estate); Ella Y.T.C. Chan; Chan Chang Chin Ying (the aunt of Dr. Eric K. Chan); Philip S. Chan; Dr. Eric K. Chan; Edward K. Chiu (no relation to any other stockholder consenting to the action); and Bert Chan (brother of Eric K. Chan and son of Ella Y.T.C. Chan). Please see the Information Statement for additional information.

Restatement of Financial Statements for Fiscal Year 2011 Due to Change in Benefit for Income Tax Amount

We restated our financial statements for the fiscal year ended August 31, 2011, which produced adjustments to previously reported amounts. These adjustments are described in Note 15 to the consolidated financial statements included in this annual report on Form 10-K. The restatement did not change our previously reported net revenue or cash flow from operating activities. It reduced the benefit for income taxes and stockholders’ equity. Due to the restatements, investors should not rely on the Company’s previously issued financial statements for the fiscal year ended August 31, 2011.

Critical Accounting Policies and Estimates

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to the management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the significant assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to it at the time the estimates were made. The significant accounting policies are described in the Company’s financial statements (see Note 1 in Notes to the Consolidated Financial Statements). Of these policies, management believes the following ones may involve a comparatively higher degree of judgment and complexity. We have discussed the development and selection of the critical accounting policies and related disclosures with the Board of Directors.

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

The table below sets forth the percentage of our gross patient service revenue by financial class for our Pasadena facility for the fiscal years 2012 and 2011:

	2012	2011
Workers’ Compensation	11%	26%
Commercial	40%	39%
Medicare	28%	17%
Medicaid	1%	1%
Self-Pay	16%	13%
Other	4%	4%

Contractual Allowance

The Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received, up to 30 days after the end of the period, for the services performed and also estimating amounts collectible for the services performed within the last six months. The following table shows gross revenues and contractual allowances for our Pasadena facility for fiscal years 2012 and 2011:

	2012	2011
Gross billed charges	$19,619,903	$22,138,821
Contractual allowance(1)	14,088,670	24,116,028

Net revenue	$5,531,233	$(1,977,207)

Contractual allowance percentage(1)	72%	109%

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

A petition asking the Texas Supreme Court to review the Third Court of Appeals decision has been denied. Therefore, the Company is bound by the Third Court of Appeals decision. The Texas Supreme Court’s decision has further delayed final adjudication in these pending stop-loss cases. The uncertain outcome in these cases will depend on a very lengthy process. We anticipate further, lengthy litigation at the Travis County District Courts and the Texas Courts of Appeals. Because of this lengthy process and the uncertainty of recovery in these cases, collection of a material amount of funds in these pending stop-loss cases is not anticipated during the 2013 fiscal year.

Through August 2012, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $3.7 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. In fiscal year 2011, the Company deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. Additionally, the Company has deposited $204,000 in September 2012 for another year’s interest in order to continue to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.7 million, not including prejudgment interest. The Company has appealed the judgments requiring a refund to the carriers. The briefs of the parties have been filed with the court of appeals and the Company is now waiting for the court of appeals to act on the appeals. While the appeals are pending, the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive will continue. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and may be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured.

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

Claims regarding payment for ambulatory surgical center and hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and possibly in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges. In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases, which have been appealed to the Travis County district courts, challenge the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling was appealed to and was upheld by the Third Court of Appeals on August 26, 2010. The Texas Supreme Court denied a petition asking for review of the Third Court of Appeals decision. The unfavorable interpretation by the Texas Courts of Appeal in our lead case negatively affects the recovery of additional reimbursement, not only in the lead case, but in the remaining 178 pending cases. Consequently, the Company is bound by the Third Court of Appeals’ ruling that interprets the applicable statute and fee guideline to require that the amount that will be paid to a provider must not only be at a “fair and reasonable rate” but also must “ensure the quality of medical care” and “achieve effective cost control” and be the same or less than that charged to others with an equivalent standard of living. This ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided from 2001 through 2004 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008, when the Guidelines took effect. Since the Third Court of Appeals’ unfavorable ruling, collection, if any, in these cases depends on the Company’s ability to establish the criteria in this ruling. The Company was given the opportunity to establish the criteria in approximately 80 cases, which were set for hearing on the merits from March through May 2012 and was unsuccessful. Additionally, the Company will have the opportunity to continue to establish the criteria in several thousand cases currently pending at SOAH during the 2013 fiscal year.

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

Surgeries are typically not scheduled unless they are pre-authorized by insurance carrier for medical necessity, with the exception of Medicare, Medicaid and self-pay surgeries. After the surgery, the Company’s automated computer system generates a statement of billed charges to the third-party payer. At that time, the Company also requests payment from patients for any remaining amounts that are the responsibility of the patient. In cases where a commercial insurance payers’ pre-approval is not approved subsequently, those accounts receivable may be classified to self-pay. Historically, such classifications have not been significant.

Discontinued Operations

Revenue Recognition Policy

In China, the local government Department of Health establishes billing rates for a hospital’s sale of prescription medication and medical services. A majority of the services provided by Second People’s Hospital is to cash pay patients, who pay for the services in advance. For services provided under the local government’s social healthcare insurance program, we are generally paid at approximately 95% of billed charges two to three months after the date of service. The remaining 5% of billed charges is evaluated by the local government Department of Health on a semi-annual basis and may be paid to the hospital after that evaluation is complete. As of February 28, 2011, the Company terminated the management agreement with the Rui An City Department of Health. The Company had bad debt expenses of $24,755 for the six months ended February 28, 2011, related to denials under the social healthcare insurance program. Since the amount of bad debt expense is minimal, it has been included with Other Operating Expenses in the income statement.

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

Results of Operations

	Year Ended August 31, 2012			Year Ended August 31, 2011
	U.S. Division	Corporate	Total	U.S. Division	Corporate	Total
Net patient service revenue	$5,531,233	$—	$5,531,233	$(1,977,207)	$—	$(1,977,207)

Costs and expenses:
Compensation and benefits	3,850,678	3,326,103	7,176,781	4,272,368	3,146,329	7,418,697
Medical services and supplies	1,557,792	—	1,557,792	1,490,251	—	1,490,251
Other operating expenses	3,158,835	1,240,448	4,399,283	3,893,930	4,271,391	8,165,321
Depreciation and amortization	454,808	95,835	550,643	445,971	122,098	568,069

Total costs and expenses	9,022,113	4,662,386	13,684,499	10,102,520	7,539,818	17,642,338

Operating loss	(3,490,880)	(4,662,386)	(8,153,266)	(12,079,727)	(7,539,818)	(19,619,545)

Other income (expense):
Rent and other income	28,620	933,161	961,781	48,107	1,272,185	1,320,292
Interest income	—	1,225,910	1,225,910	—	1,343,091	1,343,091
Interest expense	(578,478)	(11,917)	(590,395)	(1,777,649)	(12,014)	(1,789,663)

Total other income (expense), net	(549,858)	2,147,154	1,597,296	(1,729,542)	2,603,262	873,720

Loss before income taxes from continuing operations	$(4,040,738)	$(2,515,232)	(6,555,970)	$(13,809,269)	$(4,936,556)	(18,745,825)

(Provision) benefit for income taxes			(4,018,699)			1,357,468

Loss from continuing operations			(10,574,669)			(17,388,357)
Discontinued operations, net of income taxes			(1,394,984)			(3,522,169)
Loss on disposal of discontinued operations, net of income taxes			(229,201)			(121,577)

Net loss			(12,198,854)			(21,032,103)
Less: Net loss attributable to noncontrolling interest			47,358			15,978

Net loss attributable to Dynacq Healthcare, Inc.			$(12,151,496)			$(21,016,125)

Operational statistics (Number of medical procedures) for Pasadena facility:
Inpatient:
Bariatric	68			73
Orthopedic	12			33
Other	64			28

Total inpatient procedures	144			134

Outpatient:
Orthopedic	112			87
Other	446			537

Total outpatient procedures	558			624

Total procedures	702			758

Comparison of the Fiscal Years Ended August 31, 2012 and August 31, 2011

U.S. Division

Through August 2012, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $3.7 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. In fiscal year 2011, the Company deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. Additionally, the Company has deposited $204,000 in September 2012 for another year’s interest in order to continue to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.7 million, not including prejudgment interest. The Company has appealed the judgments requiring a refund to the carriers. The briefs of the parties have been filed with the court of appeals and the Company is now waiting for the court of appeals to act on the appeals. While the appeals are pending, the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive will continue. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and may be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured.

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

Excluding the above mentioned stop-loss contractual allowance of $10,254,990, net patient service revenue decreased by $2,746,550, or 33%, from $8,277,783 to $5,531,233, and total surgical cases decreased by 7% from 758 cases for the year ended August 31, 2011 to 702 cases for the year ended August 31, 2012. While the number of cases decreased by 7%, net patient service revenue decreased by 33%. The change in percentage decrease in net patient service revenue compared to the decrease in the number of cases is primarily due to a change in the surgical mix of cases. Decreases in net patient revenues and number of cases are generally attributable to the loss of physicians from our medical staff. In the fourth quarter of fiscal year 2012, a physician from our medical staff, who accounted for 19% and 7% of total gross billed charges for fiscal year 2012 and 2011, respectively, passed away. The Company is making efforts to find a replacement for this physician at the present time; however, there can be no assurance given that we will succeed in this process.

Total costs and expenses decreased by $1,080,407, or 11%, from $10,102,520 for the year ended August 31, 2011 to $9,022,113 for the year ended August 31, 2012. The following discusses the various changes in costs and expenses:

•

Compensation and benefits decreased by $421,690, or 10%, primarily associated with reduction in workforce due to lower net patient service revenues, partially offset by increase in the Company’s self-funded health care cost of its employees.

•

Medical services and supplies expenses increased marginally by $67,541, or 5%, while the number of surgery cases decreased 7%. The increase in medical services and supplies was due to a change in the surgical mix of cases, and also due to write-off of obsolete supplies.

•	Other operating expenses decreased by $735,095, or 19%, primarily associated with lower net patient service revenues.

Other income (expense) for the year ended August 31, 2012 and 2011 of $(549,858) and $(1,729,542) includes interest expense associated with the stop-loss cases discussed above.

Corporate Division

Compensation and benefits for the Corporate Division includes all corporate personnel compensation and benefits, and it increased by $179,774, or 6%, in 2012, compared to 2011. The increase in compensation and benefits was due to the following reasons: (1) during the current fiscal year, the Company issued 50,000 shares of its common stock to Dr. Kelly Larkin as consideration for Dr. Larkin’s employment as the Company’s marketing director, and took a compensation charge of $50,000 related to the issuance, (2) the Company retained the services of Dr. Eric Chan, as its chief executive officer starting January 10, 2012, (3) the former chief financial officer of the Company had a reduction in his compensation for part of fiscal 2011, whereas for fiscal 2012, the Compensation Committee reinstated his compensation to $200,000, effective February 1, 2012, and paid him a sum of $77,000, which equates to the prior reductions in his compensation from January 1, 2010 to January 31, 2012, and (4) the Company continues to make efforts to increase its net patient service revenues and has hired additional marketing personnel during fiscal 2012. In July 2012, the employment agreement with Dr. Larkin was terminated. Partially offsetting these increases in 2012, we had a compensation expense in 2011 of $232,500 towards stock awards made during that year.

Other operating expenses includes primarily administrative expenses for managing the various projects the Company is undertaking in China and Hong Kong, related marketing expenses and rent for an apartment for our former chief executive officer in Hong Kong. The Company has made the decision to not pursue any new line of business and/or projects, and has also terminated the apartment lease. Other operating expenses also include all the corporate general and administrative expenses in the U.S. including other professional fees such as legal expenses and audit expenses. Other operating expenses decreased by $3,030,943, from $4,271,391 for the year ended August 31, 2011 to $1,240,448 for the year ended August 31, 2012. The Company incurred the following costs in fiscal 2011, with no corresponding expenses in fiscal 2012: (1) marketing cost in Hong Kong of $1,650,000, which included $1,050,000 for estimated marketing expenses that were supposed to be incurred in fiscal years 2012 and 2013 based on a contract with Kenkon Limited, which expires in May 2013 (The Company believed that the proposed businesses being pursued in China and Hong Kong would eventually be beneficial; however, due to no immediate project in an advanced stage, the Company had expensed the contractual obligation through the entire term of the contract as of August 31, 2011); (2) rental expense of $292,967 for the apartment in Hong Kong for its former chief executive officer, and (3) $476,000 in administrative support services fees. In fiscal year 2012, the Company reversed $870,000 of marketing costs and $88,000 of administrative support service fees that were expensed and accrued for in fiscal year 2011, since the amounts were determined to be not payable. The Company had incurred lower other operating expenses through the third quarter of fiscal year 2012, compared to same period in fiscal 2011, primarily associated with lower net revenues. However, due to the internal investigation discussed above, the Company has incurred legal, accounting and other professional fees associated with this review of approximately $560,000 through August 31, 2012. The Company continues to incur significant amounts of fees related to this investigation in the first two quarters of fiscal 2013, and may continue to do so for the remainder of fiscal year 2013.

Rent and other income decreased by $339,024, from $1,272,185 for the year ended August 31, 2011 to $933,161 for the year ended August 31, 2012. Rent and other income for the year ended August 31, 2012 includes (1) a foreign currency gain of $1,422,590 realized due to the monies invested in China coming back to the U.S. (The Company had invested in its foreign subsidiaries in China during the last few years, and due to a favorable change in exchange rates between the U.S. Dollar and the Chinese Yuan Renminbi, the Company had accumulated other comprehensive income of $1,422,590. This amount was realized as a gain during fiscal year 2012 upon the return of investments from the Company’s foreign subsidiaries in China); (2) a loss of $318,206 on trading securities, including losses due to fair valuation of trading securities as of August 31, 2012, and (3) foreign currency exchange losses of $337,953, primarily on investments in Euro bonds. Rent and other income for the year ended August 31, 2011 includes (1) a gain of $1.3 million on call of a bond which was part of its available-for-sale securities’ holdings with a book cost of $700,000, (2) foreign currency exchange gains of $302,000 primarily on investments in Euro bonds, and (3) a loss of $365,000 on short-term investments in the equity securities in Hong Kong.

Interest income of $1,225,910 and $1,343,091 for the year ended August 31, 2012 and 2011, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

During the fiscal year ended August 31, 2009, the Company invested approximately $9.1 million of its available cash in marketable securities. During the quarter ended August 31, 2011, one of these marketable securities with a book cost of $700,000 was called for a gain of $1.3 million. As of August 31, 2012, the balance of these securities is valued at approximately $16.8 million. Unrealized gains in these investments of $5.5 million are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at August 31, 2012, net of taxes of $2.9 million. The Company intends to hold these for a minimum period of an additional 12 months, except for one particular security that was called subsequent to the year ended August 31, 2012. During the year ended August 31, 2012 and 2011, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had losses of $318,000 and $365,000, respectively.

Discontinued Operations

Garland Facility (discontinued operations)

Due to the uncertainties associated with the stop-loss fee dispute cases discussed above, in fiscal year 2011, the Company recognized an increase of $779,583 in the contractual allowance, and an additional interest expense of $132,339, at our Garland facility.

The Company closed the Garland facility on September 30, 2011, and accordingly its operations for the fiscal years 2011 and 2012 continue to be classified as discontinued operations. The Company signed a commercial contract of sale on March 7, 2013 to sell its Garland facility. The sale is expected to close in May 2013. Net patient service revenue for the year ended August 31, 2012 was $397,278, primarily due to receipts on old accounts receivable that were written off earlier per the Company’s revenue recognition policy. Excluding the above mentioned stop-loss contractual allowance of $779,583, net patient service revenue for the year ended August 31, 2011 was $1,866,038.

Total costs and expenses decreased from $6,254,270 for the year ended August 31, 2011 to $2,432,816 for the year ended August 31, 2012, due to the closure of the facility on September 30, 2011. The Company has taken an impairment charge of $1,058,056 as of August 31, 2012 based on the contract sales price of the facility.

Corporate (discontinued operations)

The Corporate Division revenue includes net patient service revenues from Second People’s Hospital in Rui An, China. Due to continued losses at the Second People’s Hospital, the Company terminated the management agreement as of February 28, 2011 with the Rui An City Department of Health. The loss before income taxes at the Second People’s Hospital for the six months ended February 28, 2011, which is the termination date of the management agreement, was $375,890. This loss amount of $375,890 includes a $187,041 loss before taxes on disposition of the Second People’s Hospital.

The Corporate Division also includes other operating expenses the Company incurred at certain of its subsidiaries in China while pursuing various projects. All of the Company’s foreign subsidiaries, except for Sino Bond, have been reclassified as discontinued operations. The Company incurred $(258,151) and $881,637 in total costs and expenses at these subsidiaries during the fiscal year ended August 31, 2012 and 2011, respectively. The negative expense in 2012 is the result of reversal of expenses accrued in prior years. The expenses in fiscal year 2011 include $260,000 write-down of inventory of artifacts, and various other set up costs and operating costs of these subsidiaries. Other income in fiscal year 2011 includes a $720,696 refund received from the Rui An City

Department of Health as part of the negotiation of termination of the assignment agreement to manage the Third People’s Hospital, and write-off of associated liabilities of $43,840 (the decision to terminate the agreement was based on the continued delays in the construction of the hospital). Income before income taxes in these subsidiaries was $106,680 and $83,193 for the fiscal year ended August 31, 2012 and 2011, respectively.

The Company had a provision for income taxes in fiscal year 2012, and the benefit for income taxes for fiscal year 2011 was lower than the statutory federal rate, due to the uncertainty of the Company’s ability to recognize the benefit from the net operating losses. The Company has recorded a full valuation allowance against the deferred tax asset. The estimated income tax refund as at August 31, 2011 was overstated by $1,794,294. The restated income tax receivable as of August 31, 2011 is $569,430.

Liquidity and Capital Resources

The Company maintained sufficient liquidity to meet its business needs in fiscal 2012. As of August 31, 2012, its principal source of liquidity was $11.4 million in cash and net accounts receivable, and $18.1 million in investments in trading securities and available-for-sale securities. The Company has approximately $10.6 million in cash as of August 31, 2012, the majority of which is deposited in national and international banks. The amounts at these financial institutions overseas do not have insurance protection and in the U.S. are substantially in excess of FDIC and Securities Investor Protection Corporation insurance limits; however, management believes that these financial institutions are of high quality and the risk of loss is minimal.

Cash flows from operating activities

Cash flow used in operating activities for continuing activities was $12,947,715 during fiscal year 2012, primarily due to a net loss before discontinued operations of $10,527,311 and decreases in accounts payable and accrued liabilities of $6,709,647, of which a decrease of $3,703,252 was due to cash deposits made by the Company into the registry of the court in order to stay execution of the judgments ordering refunds in the stop-loss fee dispute cases. These decreases were partially offset by changes in income tax related accounts of $2,358,623, decreases in accounts receivable of $394,315, and depreciation and amortization expenses of $550,643.

In addition, cash flow used in operating activities for discontinued operations was $748,076 during fiscal year 2012, primarily due to a net loss from discontinued operations of $1,624,185, partially offset by an impairment charge of $1,058,056 for the Garland facility.

Total cash flow used in operating activities for continuing and discontinued operations combined was $13,695,791 during fiscal year 2012.

Cash flows from investing activities

Cash flow used in investing activities for continuing activities was $225,173, primarily due to purchase of equipment of $159,919, purchase of trading securities of $211,248, offset by related sales on part of these securities of $94,669. Subsequent to the year ended August 31, 2012, one of the available-for-sale securities the Company was holding was called. The sales proceeds of this security was $2.7 million, with a gain of $2.2 million. Additionally, the Company sold the apartment in Hong Kong subsequent to the year ended August 31, 2012, for net proceeds, after paying off the related $1.1 million note payable, of $1.3 million. The gain on the sale of this apartment was approximately $480,000.

In addition, cash flow provided by investing activities for discontinued operations was $14,000 towards sale of equipment.

Total cash flow used in investing activities for continuing and discontinued operations combined was $211,173 during fiscal year 2012.

Cash flows from financing activities

Cash flow used in financing activities for continuing activities was $6,001. In November 2011, the Company borrowed $116,339 as note payable from a financial institution at an interest rate of 4.5%. This note payable is to be repaid in 36 monthly installments and is secured by specific equipment purchased at our Pasadena facility. The Company has paid $64,182 during the fiscal year ended August 31, 2012 towards notes payable for equipment purchased. In addition, the Company paid $64,114 towards a mortgage loan for the purchase of an apartment in Hong Kong. The Company also made payments of $94,044 on equipment purchased on capital leases for its Pasadena facility. During the fiscal year ended August 31, 2012, the Company received contributions of $100,000 for sale of non-controlling interests in our Pasadena facility’s operations. Subsequent to the year ended August 31, 2012, the Company sold the apartment in Hong Kong, and as mentioned above, paid off the related note payable of $1.1 million.

Total cash flow used in financing activities was $6,001 during fiscal year 2012.

The Company had working capital of $5,444,841 as of August 31, 2012, and maintained a liquid position by a current ratio of approximately 1.4 to 1.

We believe we will be able to meet our ongoing liquidity and cash needs for fiscal year 2013 through the combination of available cash and cash flow from operations.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us.

Contractual Obligations and Commitments

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has booked, in fiscal year 2011, an increase of $12.9 million in the contractual allowance and related interest expense at our Pasadena and Garland facilities. For a detailed discussion of this, see Revenue Recognition Policy under Note 1 to the Consolidated Financial Statements. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $3.7 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. In fiscal year 2011, the Company deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. Additionally, the Company has deposited $204,000 in September 2012 for another year’s interest in order to continue to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.7 million, not including prejudgment interest. The Company has appealed the judgments requiring a refund to the carriers. The briefs of the parties have been filed with the court of appeals and the Company is now waiting for the court of appeals to act on the appeals. While the appeals are pending, the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive will continue. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and may be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured.

Total rent and lease expenses paid by the Company for the fiscal years 2012 and 2011 were approximately $127,000 and $470,000, respectively. The Company’s total minimum rental commitments under noncancellable operating leases are approximately $63,000 in the next five fiscal years.

The Company has contracts with doctors to manage various areas of the Company’s hospital and other service agreements. Payments made under these agreements for the fiscal years ending August 31, 2012 and 2011 were $1,190,000 and $1,296,000, respectively. The Company’s minimum commitments under these contracts are approximately $712,000, all of which is payable in fiscal year 2013.

The Company has administrative support services agreements with outside organizations for administrative support services. Payments made related to these agreements for fiscal years 2012 and 2011 were $266,000 and $433,000, respectively. The Company has a total commitment of approximately $259,000, all of which is to be incurred in fiscal year 2013 related to these administrative support services agreements.

The Company, through its subsidiary, also had agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Pasadena facility. The facility received bariatric and orthopedic referrals from other sources, and the organizations referred clients to other area hospitals. The Company had cancelled these agreements in the first quarter of fiscal year 2011, and does not have a commitment related to these agreements anymore, and markets on a month-to-month basis. These marketing expenses for the fiscal years 2012 and 2011 were $162,000 and $762,000, respectively.

The Company has a note payable commitment for purchase of equipment for the Pasadena facility at an interest rate of 4.5% and 6%, secured by the said equipment of approximately $88,000, of which $41,000 is payable in 2013, $40,000 in 2014 and $7,000 in 2015.

The Company has a note payable commitment of $75,000 per year for the next 15.5 years related to an apartment purchased in Hong Kong as an investment. The Company obtained an 18-year mortgage loan of $1,245,775 from a financial institution, with a variable interest rate at the lower of 3-month Hang Seng Interbank Offered Rates plus 0.7% or 2.9% below the Hong Kong Dollar best lending rate quoted by the financial institution. The effective interest rate at August 31, 2011 was 1.12%. The total amount payable in fiscal years 2013, 2014, 2015, 2016, 2017 and thereafter are $65,000, $65,000, $66,000, $67,000, $67,000 and $762,000, respectively. Subsequent to the year ended August 31, 2012, the Company sold the apartment in Hong Kong, as well as paid off the related note payable.

The Company has purchased some equipment under capital leases, and has a total commitment to pay $203,000 under these leases, of which $113,000 is payable in fiscal year 2013 and $90,000 in 2014.

These commitments mentioned above total $12.4 million, of which $11.1 million is payable in fiscal year 2013, $219,000 in 2014, $91,000 in 2015, $82,000 in 2016, $76,000 in 2017, and approximately $807,000 is payable after five years.

Discontinued Operations

Total rent and lease expenses paid by the Company for its discontinued operations for the fiscal years 2012 and 2011 were approximately $117,000 and $225,000, respectively. The Company’s total minimum rental commitments under noncancellable operating leases are approximately $139,000.

The Company had contracts with doctors to manage various areas of the Company’s hospital and other service agreements. Payments made under these agreements for the fiscal years ended August 31, 2012 and 2011 were $-0- and $668,000, respectively.

The Company had administrative support services agreements with outside organizations for administrative support services. Payments made related to these agreements for fiscal years 2012 and 2011 were $110,000 and $210,000, respectively. The Company has a total commitment of approximately $64,000, all of which is to be incurred in fiscal year 2013, related to these administrative support services agreements.

The Company, through its subsidiary, also had agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Garland facility, before its closure in September 2011. The facility received bariatric and orthopedic referrals from other sources, and the organizations referred clients to other area hospitals. The Company had since cancelled these agreements in the first quarter of fiscal year 2011, and does not have a commitment related to these agreements anymore. These marketing expenses for the fiscal years 2012 and 2011 were $-0- and $124,500, respectively.

These commitments mentioned above for discontinued operations total $203,000.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Dynacq Healthcare, Inc. (the “Company”), as of August 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 15 to the consolidated financial statements, certain errors in the estimated income tax receivable and benefit for income taxes as of August 31, 2011, were discovered by management of the Company during the current year. Accordingly, amounts reported for income tax receivable and benefit for income taxes have been restated in the August 31, 2011 consolidated financial statements now presented, and an adjustment has been made to retained earnings as of August 31, 2011, to correct the errors. Our opinion is not modified with respect to that matter.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynacq Healthcare, Inc. at August 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ KWCO, PC

KWCO, PC

Houston, Texas

March 22, 2013

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	August 31,
	2012	2011
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$10,638,217	$24,315,160
Accounts receivable, net of contractual allowances of approximately $187,478,000 and $188,513,000 at August 31, 2012 and 2011, respectively	797,964	1,192,279
Inventories	408,961	550,441
Trading securities	1,280,518	1,471,644
Interest receivable	167,229	192,366
Prepaid expenses	423,659	272,414
Income tax receivable	569,430	569,430
Assets of discontinued operations	5,401,092	6,909,527

Total current assets	19,687,070	35,473,261
Investments available-for-sale	16,828,886	18,722,274
Investment in real estate, net	1,889,395	1,941,041
Property and equipment, net	6,655,820	7,168,864
Income tax receivable	868,249	868,249
Other assets	255,876	255,517

Total assets	$46,185,296	$64,429,206

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	August 31,
	2012	2011
		(Restated)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,271,436	$2,346,720
Accrued liabilities	11,763,362	18,430,553
Current portion of notes payable	105,735	97,918
Current portion of capital lease obligations	101,696	94,044
Liabilities of discontinued operations	—	604,302

Total current liabilities	14,242,229	21,573,537
Non-current liabilities:
Long-term portion of notes payable	1,074,187	1,093,961
Long-term portion of capital lease obligations	87,465	189,161

Total liabilities	15,403,881	22,856,659

Commitments and contingencies
Equity:
Dynacq stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 14,543,626 and 14,426,960 shares issued at August 31, 2012 and 2011, respectively	14,544	14,427
Additional paid-in capital	10,172,794	9,780,837
Accumulated other comprehensive income	8,419,324	7,453,676
Retained earnings	12,108,494	24,259,990

Total Dynacq stockholders’ equity	30,715,156	41,508,930

Non-controlling interest	66,259	63,617

Total equity	30,781,415	41,572,547

Total liabilities and equity	$46,185,296	$64,429,206

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

	Year Ended August 31,
	2012	2011
		(Restated)
Net patient service revenue	$5,531,233	$(1,977,207)

Costs and expenses:
Compensation and benefits	7,176,781	7,418,697
Medical services and supplies	1,557,792	1,490,251
Other operating expenses	4,399,283	8,165,321
Depreciation and amortization	550,643	568,069

Total costs and expenses	13,684,499	17,642,338

Operating loss	(8,153,266)	(19,619,545)

Other income (expense):
Rent and other income	961,781	1,320,292
Interest income	1,225,910	1,343,091
Interest expense	(590,395)	(1,789,663)

Total other income, net	1,597,296	873,720

Loss before income taxes from continuing operations	(6,555,970)	(18,745,825)
(Provision) benefit for income taxes	(4,018,699)	1,357,468

Loss from continuing operations	(10,574,669)	(17,388,357)
Discontinued operations, net of income taxes	(1,394,984)	(3,522,169)
Loss on disposal of discontinued operations, net of income taxes	(229,201)	(121,577)

Net loss	(12,198,854)	(21,032,103)
Less: Net loss attributable to noncontrolling interest	47,358	15,978

Net loss attributable to Dynacq Healthcare, Inc.	$(12,151,496)	$(21,016,125)

Basic and diluted loss per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.73)	$(1.22)
Discontinued operations, net of income taxes	(0.10)	(0.25)
Loss on disposal of discontinued operations, net of income taxes	(0.02)	(0.01)

Net loss attributable to Dynacq Healthcare, Inc.	$(0.85)	$(1.48)

Basic and diluted average common shares outstanding	14,489,780	14,196,191

Amounts attributable to Dynacq Healthcare, Inc.:
Loss from continuing operations	$(10,527,311)	$(17,372,379)
Discontinued operations, net of income taxes	(1,394,984)	(3,522,169)
Loss on disposal of discontinued operations, net of income taxes	(229,201)	(121,577)

Net loss attributable to Dynacq Healthcare, Inc.	$(12,151,496)	$(21,016,125)

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-In Capital	Foreign currency translation	Unrealized gains (losses) on securities	Retained Earnings	Total
Balance, August 31, 2010	14,176,960	$14,177	$9,039,624	$366,918	$8,306,657	$45,276,115	$63,003,491
Stock issued on acquisition and employee compensation	250,000	250	464,750	—	—	—	465,000
Charge for granting stock options to employees	—	—	276,463	—	—	—	276,463
Foreign currency translation adjustment, net of taxes of $315,465	—	—	—	585,864	—	—	585,864
Unrealized losses on securities available-for-sale, net of taxes of $(972,334)	—	—	—	—	(1,805,763)	—	(1,805,763)
Net loss (Restated)	—	—	—	—	—	(21,016,125)	(21,016,125)

Balance, August 31, 2011 (Restated)	14,426,960	14,427	9,780,837	952,782	6,500,894	24,259,990	41,508,930
Stock issued for non-controlling interest sale and employee compensation	116,666	117	116,549	—	—	—	116,666
Charge for granting stock options to employees	—	—	275,408	—	—	—	275,408
Reclassification adjustment for foreign currency gains included in net income, net of taxes of $(501,273)				(921,318)			(921,318)
Foreign currency translation adjustment, net of taxes of $(12,530)	—	—	—	(23,268)	—	—	(23,268)
Unrealized gains on securities available-for-sale, net of taxes of $($3,500,481)	—	—	—	—	1,910,234	—	1,910,234
Net loss	—	—	—	—	—	(12,151,496)	(12,151,496)

Balance, August 31, 2012	14,543,626	$14,544	$10,172,794	$8,196	$8,411,128	$12,108,494	$30,715,156

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

	Year Ended August 31,
	2012	2011
		(Restated)
Cash flows from operating activities
Net loss	$(12,151,496)	$(21,016,125)
Less loss from discontinued operations, net of income taxes	1,624,185	3,643,746

Net loss before discontinued operations	(10,527,311)	(17,372,379)
Adjustments to reconcile net loss before discontinued operations to net cash used in operating activities:
Depreciation and amortization	550,643	568,069
(Gain) loss on disposal of assets	(34,392)	172,174
Loss (gain) on call/sale of investments in bonds and securities	317,206	(935,279)
Deferred income taxes	2,358,623	(2,690,894)
Noncontrolling interest	(47,358)	(15,978)
Loss on buy back of noncontrolling interest	—	98,350
Charge for stock options to employees	275,408	276,463
Charge for non-controlling interest sale and issuance of stock awards	166,666	232,500
Write-off of investment in affiliates	—	232,500
Foreign currency exchange (gains) losses	293,640	(268,656)
Changes in operating assets and liabilities:
Accounts receivable	394,315	1,106,783
Inventories	141,480	20,438
Prepaid expenses	(151,245)	179,873
Interest receivable	25,137	162,095
Income taxes receivable	—	3,457,353
Other assets	(880)	5,221
Accounts payable	(75,284)	(500,576)
Accrued liabilities	(6,634,363)	13,921,368

Cash used in continuing activities	(12,947,715)	(1,350,575)
Cash used in discontinued activities	(748,076)	(2,718,020)

Net cash used in operating activities	(13,695,791)	(4,068,595)

Cash flows from investing activities
Purchase of trading securities	(211,248)	(6,304,748)
Sale/call proceeds of trading and investment in available-for-sale securities	94,669	6,460,659
Sale of equipment	51,325	—
Purchase of equipment	(159,919)	(7,532)

Cash provided by (used in) continuing activities	(225,173)	148,379
Cash provided by (used in) discontinued activities	14,000	(104,385)

Net cash provided by (used in) investing activities	$(211,173)	$43,994

Continued.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended August 31,
	2012	2011
		(Restated)
Cash flows from financing activities
Principal payments on notes payable	$(128,296)	$(92,559)
Proceeds from notes payable	116,339	65,000
Payments on capital lease	(94,044)	(86,969)
Contributions from, purchases of and distributions to noncontrolling interest holders, net	100,000	(98,350)

Cash used in continuing activities	(6,001)	(212,878)
Cash used in discontinued activities	—	(43,112)

Net cash used in financing activities	(6,001)	(255,990)

Effect of exchange rate changes on cash	236,022	929,806

Net decrease in cash and cash equivalents	(13,676,943)	(3,350,785)
Cash and cash equivalents at beginning of year	24,315,160	27,665,945

Cash and cash equivalents at end of year	$10,638,217	$24,315,160

Supplemental cash flow disclosures
Cash paid during year for:
Interest	$751,082	$42,375

Income taxes	$—	$—

Non-cash investing and financing activities:
Investments in bonds	$(1,590,247)	$(2,778,096)
Accumulated other comprehensive income	(1,910,234)	1,805,762
Deferred tax liabilities	3,500,481	972,334
Equipment from capital lease	—	34,592
Capital lease obligation	—	(34,592)

	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

August 31, 2012

1. Significant Accounting Policies

Business and Organization

Dynacq Healthcare, Inc., a Nevada corporation (the “Company”), is a holding company that through its subsidiaries in the United States develops and manages general acute care hospitals that principally provide specialized surgeries. The Company through its subsidiaries in China and Hong Kong also (1) provided healthcare management services to a hospital in China until February 28, 2011; and (2) invests in debt and equity securities, including short-term investments in initial public offerings and pre-initial public offerings. The Company through its United States subsidiaries (1) owns and operates one general acute care hospital in Pasadena, Texas and (2) owns one general acute care hospital in Garland, Texas, which was closed on September 30, 2011, and accordingly this business is classified as “Discontinued Operations” for the year ended August 31, 2012 and 2011 (see Note 3 — Discontinued Operations below). The Company is currently composed of two divisions: U.S. and Corporate.

The Company was incorporated under the laws of the State of Nevada in 1992. The Company was reincorporated in Delaware in November 2003 and reincorporated back in Nevada in August 2007.

U.S. Division

In the United States, the Company manages and operates one general acute care hospital that principally provides specialized surgeries such as bariatric, orthopedic and neuro-spine surgeries.

In May 1998, Vista Community Medical Center, L.L.C., a Texas limited liability company, was organized for the purpose of operating a hospital (the “Pasadena facility”). In June 2003, the Pasadena facility was converted to a limited liability partnership. As of August 31, 2012 and 2011, the Company through its subsidiaries had a 99% and 100%, respectively, ownership interest in the Pasadena facility.

In July 2003, Vista Hospital of Dallas, LLP was organized for the purposes of acquiring and operating a surgical hospital in Garland, Texas (the “Garland facility”). As of August 31, 2012 and 2011, the Company had a 98.25% membership interest in the Garland facility. In August 2010, the Board of Directors of the Company approved a plan to dispose of the Garland facility. The Company closed the Garland facility on September 30, 2011, and accordingly, its operations for the year ended August 31, 2012 and 2011 continue to be classified as discontinued operations.

Corporate Division

From March 1, 2009 to February 28, 2011, Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a wholly owned subsidiary of the Company provided healthcare management services to the Second People’s Hospital in Rui An, China. The Company organized Dynacq-Huai Bei in April 2008 under the laws of the People’s Republic of China. Dynacq-Huai Bei was responsible for funding any operating deficits, and is to be rewarded with any operating profits, of that hospital during the management period. Due to continued losses at the Second People’s Hospital, the Company terminated the management agreement with the Rui An City Department of Health. The Company ceased providing healthcare management services to the Second People’s Hospital as of February 28, 2011. The Company wrote off the fixed assets and inventory balances as of February 28, 2011, and does not expect any further losses due to the termination of this management agreement related to the Second People’s Hospital. We have accounted for the operations of Dynacq-Huai Bei and Second People’s Hospital in Rui An, China as discontinued operations.

Dynacq-Huai Bei and the Rui An City Department of Health had also previously entered into an agreement assigning to Dynacq-Huai Bei the right to manage the Third People’s Hospital in Rui An, which hospital is currently under construction. Dynacq-Huai Bei and the Rui An City Department of Health, in November 2010, mutually agreed to terminate this agreement due to continued delays in the construction of the Third People’s Hospital. Accordingly, Dynacq-Huai Bei will not manage the Third People’s Hospital.

The Company also organized Sino Bond Inc. Limited, a Hong Kong corporation (“Sino Bond”) to hold and manage investments in Hong Kong. Sino Bond invests in debt and equity securities in Europe and Asia, including initial public offerings and pre-initial public offerings.

During the fiscal year ended August 31, 2009, the Company invested approximately $9.1 million of its available cash in marketable securities. During the quarter ended August 31, 2011, one of these marketable securities with a book cost of $700,000 was called for a gain of $1.3 million. As of August 31, 2012, the balance of these securities is valued at approximately $16.8 million. The Company intends to hold these for a minimum period of an additional 12 months, except for one particular security that was called subsequent to the year ended August 31, 2012. During the year ended August 31, 2012 and 2011, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had losses of $318,206 and $364,721, respectively.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for annual financial information and with the instructions to Form 10-K and Article 3 and 3-A of Regulation S-X. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, which were approximately $5.9 million and $8.3 million for the fiscal years 2012 and 2011, respectively.

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

Investments in Available-for-Sale and Trading Securities

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of August 31, 2012 and 2011, based on the quoted market prices as of that date. These investments are subject to default risk. The Company intends to hold these for a minimum period of an additional 12 months. Unrealized gains in the fair value are reported in accumulated other comprehensive income, net of related income tax effect. The Company regularly monitors its investment portfolio for any decline in fair value that is other than temporary and records any such impairment as an impairment loss. The determination on the gain or loss on the sale of any security is specific identification method.

The Company also invests in initial public offerings of equity securities on the Hong Kong Stock Exchange. These investments are classified as trading securities, and are carried at fair value as of August 31, 2012. These investments are subject to fluctuations in the market price. During the year ended August 31, 2012 and 2011, the Company had a net loss of $318,206 and $364,721 in trading of these securities, respectively.

Investment in Real Estate and Note Payable

In March 2010, the Company purchased an apartment in Hong Kong as an investment for $2,014,207. This apartment was used as a security to obtain an 18-year mortgage loan of $1,245,775 from a financial institution, with a variable interest rate at the lower of 3-month Hang Seng Interbank Offered Rates plus 0.7% or 2.9% below the Hong Kong Dollar best lending rate quoted by the financial institution. The effective interest rate at August 31, 2012 was 1.12%. The Company has paid down $64,114 and $63,709 during the fiscal year ended August 31, 2012 and 2011, respectively, and the current and long-term portions of the note payable as of August 31, 2012 are $64,558 and $1,027,057, respectively. For the fiscal year ended August 31, 2012 and 2011, depreciation expense associated with the apartment was $51,646 in each year. Subsequent to the year ended August 31, 2012, this apartment was sold for a gain of approximately $480,000.

In November 2011 and September 2010, the Company borrowed $116,339 and $65,000 as notes payable from a financial institution at an interest rate of 4.5% and 6%, which notes are to be repaid in 36 and 24 monthly installments, respectively, and are secured by specific equipments purchased at our Pasadena facility. The Company has paid down $64,182 and $28,850 during the year ended August 31, 2012 and 2011, respectively, and the current and long-term portions of the notes payable as of August 31, 2012 are $47,129 and $41,178, respectively.

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

In August 2010, the Board of Directors of the Company approved a plan to dispose of the Pasadena and Garland facilities due to continued operating losses. Both facilities have experienced decreases in net patient revenues and number of cases, generally attributable to the loss of physicians from our medical staffs resulting in fewer elective surgeries. The opening of a new hospital near our Garland facility had a direct adverse impact on our ability to retain members of the medical staff at that facility and consequently on our patient volume. Neither of these facilities is currently profitable, and the Board of Directors believed this plan of disposal was in the Company’s best interest.

The Company closed the Garland facility on September 30, 2011. The Company signed a commercial contract of sale on March 7, 2013 to sell its Garland facility. The sale is expected to close in May 2013. Based on the sales price, the Company has taken an impairment charge of approximately $1.1 million as of August 31, 2012. This facility belongs to the U.S. Division.

The Company obtained an independent appraisal for the Pasadena facility in October 2012, and based on the hospital’s valuation, expected sale proceeds, and expected cash flows, has determined that there is no impairment charge required in connection with the foregoing operating and/or disposal activities.

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

On September 1, 2008, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures” (formerly referred to as SFAS 157) for our financial assets and liabilities. Management uses the fair value hierarchy of ASC Topic 820, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value. ASC Topic 820 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2012, segregated among the appropriate levels within the fair value hierarchy:

	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	$—	$16,828,886	$—
Trading securities	1,280,518	—	—

The Company’s investments in Level 1 are in equity stocks at a cost of $2,047,390. The Company’s investments in Level 2 are in perpetual bonds traded on the European markets, at a cost of $8,435,146.

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

The table below sets forth the percentage of our gross patient service revenue by financial class for our Pasadena facility for the fiscal years 2012 and 2011:

	2012	2011
Workers’ Compensation	11%	26%
Commercial	40%	39%
Medicare	28%	17%
Medicaid	1%	1%
Self-Pay	16%	13%
Other	4%	4%

Contractual Allowance

The Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received, up to 30 days after the end of the period, for the services performed and also estimating amounts collectible for the services performed within the last six months. The following table shows gross revenues and contractual allowances for our Pasadena facility for fiscal years 2012 and 2011:

	2012	2011
Gross billed charges	$19,619,903	$22,138,821
Contractual allowance(1)	14,088,670	24,116,028

Net revenue	$5,531,233	$(1,977,207)

Contractual allowance percentage(1)	72%	109%

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

A petition asking the Texas Supreme Court to review the Third Court of Appeals decision has been denied. Therefore, the Company is bound by the Third Court of Appeals decision. The Texas Supreme Court’s decision has further delayed final adjudication in these pending stop-loss cases. The uncertain outcome in these cases will depend on a very lengthy process. We anticipate further, lengthy litigation at the Travis County District Courts and the Texas Courts of Appeals. Because of this lengthy process and the uncertainty of recovery in these cases, collection of a material amount of funds in these pending stop-loss cases is not anticipated during the 2013 fiscal year.

Through August 2012, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $3.7 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. In fiscal year 2011, the Company deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. Additionally, the Company has deposited $204,000 in September 2012 for another year’s interest in order to continue to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.7 million, not including prejudgment interest. The Company has appealed the judgments requiring a refund to the carriers. The briefs of the parties have been filed with the court of appeals and the Company is now waiting for the court of appeals to act on the appeals. While the appeals are pending, the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive will continue. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and may be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured.

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

Claims regarding payment for ambulatory surgical center and hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and possibly in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges. In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases, which have been appealed to the Travis County district courts, challenge the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling was appealed to and was upheld by the Third Court of Appeals on August 26, 2010. The Texas Supreme Court denied a petition asking for review of the Third Court of Appeals decision. The unfavorable interpretation by the Texas Courts of Appeal in our lead case negatively affects the recovery of additional reimbursement, not only in the lead case, but in the remaining 178 pending cases. Consequently, the Company is bound by the Third Court of Appeals’ ruling that interprets the applicable statute and fee guideline to require that the amount that will be paid to a provider must not only be at a “fair and reasonable rate” but also must “ensure the quality of medical care” and “achieve effective cost control” and be the same or less than that charged to others with an equivalent standard of living. This ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided from 2001 through 2004 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008, when the Guidelines took effect. Since the Third Court of Appeals’ unfavorable ruling, collection, if any, in these cases depends on the Company’s ability to establish the criteria in this ruling. The Company was given the opportunity to establish the criteria in approximately 80 cases, which were set for hearing on the merits from March through May 2012 and was unsuccessful. Additionally, the Company will have the opportunity to continue to establish the criteria in several thousand cases currently pending at SOAH during the 2013 fiscal year.

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

Surgeries are typically not scheduled unless they are pre-authorized by insurance carrier for medical necessity, with the exception of Medicare, Medicaid and self-pay surgeries. After the surgery, the Company’s automated computer system generates a statement of billed charges to the third-party payer. At that time, the Company also requests payment from patients for any remaining amounts that are the responsibility of the patient. In cases where a commercial insurance payers’ pre-approval is not approved subsequently, those accounts receivable may be classified to self-pay. Historically, such classifications have not been significant.

Discontinued Operations

Revenue Recognition Policy

In China, the local government Department of Health establishes billing rates for a hospital’s sale of prescription medication and medical services. A majority of the services provided by Second People’s Hospital is to cash pay patients, who pay for the services in advance. For services provided under the local government’s social healthcare insurance program, we are generally paid at approximately 95% of billed charges two to three months after the date of service. The remaining 5% of billed charges is evaluated by the local government Department of Health on a semi-annual basis and may be paid to the hospital after that evaluation is complete. As of February 28, 2011, the Company terminated the management agreement with the Rui An City Department of Health. The Company had bad debt expenses of $24,755 for the six months ended February 28, 2011, related to denials under the social healthcare insurance program. Since the amount of bad debt expense is minimal, it has been included with Other Operating Expenses in the income statement.

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

Advertising Costs

Advertising and marketing costs in the amounts of $162,000 and $2,412,000 for the years ending August 31, 2012 and 2011, respectively, were expensed as incurred. The marketing cost for the year ended August 31, 2011 included $1,050,000 for estimated marketing expenses that were supposed to be incurred in fiscal years 2012 and 2013 based on a contract with Kenkon Limited, which expires in May 2013 (The Company believed that the proposed businesses being pursued in China and Hong Kong would eventually be beneficial; however, due to no immediate project in an advanced stage, the Company had expensed the contractual obligation through the entire term of the contract as of August 31, 2011). In fiscal year 2012, the Company reversed $870,000 of marketing costs that were expensed and accrued for in fiscal year 2011, since the amounts were determined to be not payable. In addition, the Company had advertising and marketing costs in the amounts of $-0- and $125,000 for the years ending August 31, 2012 and 2011, respectively, for its discontinued operations, which were also expensed as incurred.

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

Noncontrolling Interest

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as noncontrolling interest. Noncontrolling interest reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 1% to 1.75% during the fiscal year ended August 31, 2012). During 2011, the Company purchased noncontrolling interests at an amount that was $98,350 more than the net book value of the noncontrolling interest liability on the date of purchase. The $98,350 loss has been included in Rent and Other Income in the accompanying consolidated statement of operations for the year ended August 31, 2011.

The following table sets forth the activity in the noncontrolling interest liability account for the fiscal years ending August 31, 2012 and 2011:

Balance August 31, 2010	$79,595
Loss allocated to noncontrolling interest holders	(15,978)
Distribution to noncontrolling interest holders	(98,350)
Loss on purchase of noncontrolling interest	98,350

Balance August 31, 2011	63,617
Loss allocated to noncontrolling interest holders	(47,358)
Capital contributions from / distributions to new noncontrolling interest holders, net	50,000

Balance August 31, 2012	$66,259

Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share has been calculated to give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants in years in which the Company has income.

Foreign Currency Translation

The functional currency of the Company as a whole is the U.S. Dollar. The Company has designated the Chinese Yuan Renminbi as the functional currency for Dynacq-Huai Bei in mainland China, and the U.S. Dollar for Sino Bond in Hong Kong. Assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Income and expense are translated at average exchange rates prevailing during the period. The effects of foreign currency translation adjustments are included as a component of Accumulated Other Comprehensive Income within stockholders’ equity.

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

2. Property and Equipment

At August 31, property and equipment consisted of the following:

	2012	2011
Land	$497,110	$497,110
Buildings and improvements	8,989,115	9,281,245
Equipment, furniture and fixtures	10,058,232	10,518,364

	19,544,457	20,296,719
Less accumulated depreciation and amortization	(12,888,637)	(13,127,855)

Net property and equipment	$6,655,820	$7,168,864

For the years ended August 31, 2012 and 2011, depreciation expense was $550,643 and $568,069, respectively.

3. Discontinued Operations

Under ASC Topic 360-10-35, Property, Plant, and Equipment – Subsequent Measurement (formerly referred to as SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we classify assets to be disposed of as held for sale or, if appropriate, discontinued operations when they have received appropriate approvals to be disposed of by our management or Board of Directors. Cash flows from our discontinued businesses are reflected as discontinued operating, investing, and financing activities in our statement of cash flows. We had $5,401,092 of assets of discontinued operations and $-0- of liabilities of discontinued operations as of August 31, 2012.

U.S. Division

The Company had made the decision to sell its Garland facility as of August 31, 2010, and its operation was classified as discontinued operations for the year ended August 31, 2010. However, the Company closed the Garland facility on September 30, 2011, and accordingly its operations for the years ended August 31, 2012 and 2011 continue to be classified as discontinued operations. The Company signed a commercial contract of sale on March 7, 2013 to sell its Garland facility. The sale is expected to close in May 2013. Based on the sales price, the Company has taken an impairment charge of approximately $1.1 million as of August 31, 2012.

The Company obtained an independent appraisal for both the hospitals in October 2012, and based on each hospital’s valuation, expected sale proceeds, and expected cash flows, has determined that there is no impairment charge required in connection with the foregoing disposal activities. Because we do not intend to sell the accounts receivable of hospitals in discontinued operations, the receivables are included in our accounts receivable in the accompanying Consolidated Balance Sheets.

Corporate Division

The Company’s operations at Second People’s Hospital and its various proposed businesses in China, including but not limited to sandstone mining, mined coal trading, natural gas stations and sale of artifacts have been classified as discontinued operations. The Company’s foreign subsidiary, Sino Bond, is the only company classified as continuing operations in the Corporate Division, and its other foreign subsidiaries have been reclassified as discontinued operations.

The following is a summary of financial information related to our discontinued operations for the years ended August 31, 2012 and 2011.

Discontinued Operations

	Year Ended August 31, 2012			Year Ended August 31, 2011
	U.S. Division	Corporate Division	Total	U.S. Division	Corporate Division	Total
Net patient service revenue	$397,278	$—	$397,278	$1,086,455	$831,232	$1,917,687

Costs and expenses:
Compensation and benefits	181,693	22,644	204,337	2,473,738	610,399	3,084,137
Medical services and supplies	235,977	—	235,977	773,448	406,452	1,179,900
Other operating expenses	957,090	(363,148)	593,942	3,007,084	890,222	3,897,306
Asset impairment charge	1,058,056	—	1,058,056	—	—	—
Depreciation and amortization	—	82,353	82,353	—	90,734	90,734

Total costs and expenses	2,432,816	(258,151)	2,174,665	6,254,270	1,997,807	8,252,077

Operating income (loss)	(2,035,538)	258,151	(1,777,387)	(5,167,815)	(1,166,575)	(6,334,390)
Other income (expense), net	304,673	77,730	382,403	(129,505)	1,060,920	931,415

Income (loss) before income taxes	(1,730,865)	335,881	(1,394,984)	(5,297,320)	(105,655)	(5,402,975)
Benefit for income taxes	—	—	—	1,850,654	30,152	1,880,806

Income (loss) on discontinued operations, net of taxes	(1,730,865)	335,881	(1,394,984)	(3,446,666)	(75,503)	(3,522,169)

Loss on disposal of discontinued assets	—	(229,201)	(229,201)	—	(187,041)	(187,041)
Benefit for income taxes	—	—	—	—	65,464	65,464

Loss on disposal of discontinued operations, net of taxes	—	(229,201)	(229,201)	—	(121,577)	(121,577)

Total income (loss) on discontinued operations, net of taxes	$(1,730,865)	$106,680	$(1,624,185)	$(3,446,666)	$(197,080)	$(3,643,746)

	August 31, 2012			August 31, 2011
	U.S. Division	Corporate Division	Total	U.S. Division	Corporate Division	Total
Current assets	$—	$—	$—	$260,020	$118,734	$378,754
Property and equipment, net	5,401,092	—	5,401,092	6,530,773	—	6,530,773

Total assets	$5,401,092	$—	$5,401,092	$6,790,793	$118,734	$6,909,527

Current liabilities:
Accounts payable and accrued liabilities	$—	$—	$—	$—	$604,302	$604,302

Total liabilities	$—	$—	$—	$—	$604,302	$604,302

4. Notes payable

At August 31, notes payable consisted of the following:

	2012	2011
Note payable secured by the apartment purchased in Hong Kong as an investment for $2,014,207. The Company obtained an 18-year mortgage loan of $1,245,775 from a financial institution, with a variable interest rate at the lower of 3-month Hang Seng Interbank Offered Rates plus 0.7% or 2.9% below the Hong Kong Dollar best lending rate quoted by the financial institution. The effective interest rate at August 31, 2012 was 1.12%. Subsequent to the year ended August 31, 2012, the apartment was sold, and the related note payable was also paid off.	$1,091,615	$1,155,729
Notes payable for $116,339 and $65,000 for purchases of equipment for the Pasadena facility at an interest rate of 4.5% and 6%, secured by the said equipment.	88,307	36,150

Total	1,179,922	1,191,879
Less: Current portion	(105,735)	(97,918)

Long-term portion	$1,074,187	$1,093,961

Principal payments due on the note payable in fiscal years 2013, 2014, 2015, 2016, 2017 and thereafter are $105,735, $105,529, $72,872, $66,729, $67,470 and $761,587, respectively.

5. Income Taxes

The provision (benefit) for income taxes consisted of the following:

	Year Ended August 31,
	2012	2011
		(Restated)
Current tax (benefit) expense:
Federal	$—	$(569,430)
State	—	(3,000)

Total current	—	(572,430)

Deferred tax (benefit) expense:
Federal	4,018,699	(785,038)
State	—	—

Total deferred	4,018,699	(785,038)

Total income tax (benefit) expense	$4,018,699	$(1,357,468)

As of August 31, 2012 there was an income tax expense of $4,018,699. The Company had anticipated collecting significant amounts of money from the MDR cases, which were fully reserved, to offset some of the prior years’ losses but has not been successful as yet. In addition, the Company in fiscal year 2012 continued to have operating losses. The Company believes that the likelihood of realizing future tax benefit for the deferred tax assets is low, and hence increased the valuation allowance to write-off the deferred tax assets. As of August 31, 2011, the Company had an income tax benefit of $1,146,766. Please refer to note 15 of these Consolidated Financial Statements for a discussion of the restated income tax receivable as at August 31, 2011.

The components of the provision (benefit) for deferred income taxes at August 31 were as follows:

	2012	2011
		Restated
Applicable to:
Net operating loss carryforward	$(4,941,754)	$(5,466,384)
Differences between revenues and expenses recognized for federal income tax and financial reporting purposes	2,172,058	(341,188)
Difference in method of computing depreciation for tax and financial reporting purposes	49,061	(42,535)
Valuation allowance	6,739,334	5,065,069

Deferred income tax expense (benefit)	$4,018,699	$(785,038)

Significant components of the Company’s deferred tax liabilities and assets were as follows at August 31, 2012:

	Current	Noncurrent
Deferred tax liabilities:
Depreciation	$—	$(180,415)
Deferred tax assets:
Net operating loss carryforward	—	7,827,575
Revenue and expense differences	54,664	3,342,010
Allowance for uncollectible accounts	513,456	—
Asset impairment	370,320	—
Other	(166,758)	43,551
Valuation allowance	(771,682)	(11,032,721)

Net deferred tax asset (liability)	$—	$—

Significant components of the Company’s deferred tax liabilities and assets were as follows at August 31, 2011:

	Current	Noncurrent
		(Restated)
Deferred tax liabilities:
Depreciation	$—	$(131,353)
Exchange gains provision	—	(518,217)
Investment valuation	—	(3,500,481)
Deferred tax assets:
Net operating loss carryforward		2,885,821
Revenue and expense differences	350,986	4,521,437
Allowance for uncollectible accounts	656,884	—
Asset impairment	79,239	633,915
Other	—	86,838
Valuation allowance	(1,087,109)	(3,977,960)

Net deferred tax asset (liability)	$—	$—

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to the uncertainty of the Company’s ability to recognize the benefit from the net operating losses, the Company has recorded a full valuation allowance against the deferred tax assets as at August 31, 2012.

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

A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income tax rate to income before income taxes and noncontrolling interests is as follows:

	Year Ended August 31,
	2012	2011
		(Restated)
Benefit for income taxes computed using the statutory rate of 35%	$(2,294,590)	$(6,561,039)
State income taxes, net of federal benefit	—	(1,950)
Noncontrolling interest in loss of consolidated subsidiaries	16,575	5,592
Non-deductible expenses	(442,620)	134,860
Changes in valuation allowance	6,739,334	5,065,069

Expense (benefit) for income taxes	$4,018,699	$(1,357,468)

The Company files income tax returns in the U.S. federal and foreign jurisdictions. The U.S. Internal Revenue Service has closed examination of the Company’s income tax returns through fiscal year 2007. With regard to foreign tax jurisdictions, the Company has not been subjected to examination by tax authorities since it started its foreign operations.

6. Related Party Transactions

The Company has retained Redwood Health Corporation (“Redwood”), to furnish physicians to provide in-house emergency medical coverage for its Pasadena facility during the weekend hours and weekday nights at an hourly rate of $75. The Company’s chief executive officer is a physician and an affiliate of Redwood. The Company paid $421,725 and $434,100 for emergency room physician services to Redwood in fiscal 2012 and 2011, respectively. Management, as well as the Audit Committee that approved the agreement, believes that the hourly rate being paid is consistent with comparable in-house emergency medical coverage rates available in the area.

Dr. Ping Chu, a director of the Company until October 30, 2012, has paid the Company $14,938 and $16,163 during fiscal years ended August 31, 2012 and 2011, respectively for rent and management fees. As of August 31, 2012 and 2011, the Company had accounts receivable from Dr. Chu of $46,848 and $46,381, respectively. Included in the accounts receivable balance were amounts applicable to Dr. Chu’s staffs’ payroll for which he reimburses the Company in the ordinary course of business.

During the fiscal year 2009, the Company retained Anesthesia Associates of Houston Metroplex to provide exclusive, continuous and uninterrupted anesthesiology services, including physicians and CRNAs, to the Pasadena facility for a monthly compensation of $5,000. The Company’s chief executive officer is a physician and an affiliate of Anesthesia Associates of Houston Metroplex. The Company paid $60,000 for anesthesiology services to said organization in each of the fiscal years 2012 and 2011. Management, as well as the Board of Directors that approved the agreement, believes that the rate being paid is consistent with comparable in-house anesthesiology services rates available in the area. During the fiscal year 2009, the Company also retained Redwood to locate and recruit additional skilled anesthesiologists and CRNAs for its Pasadena facility for a monthly compensation of $20,000. The Company paid $240,000 for said recruitment services to Redwood in each of the fiscal years 2012 and 2011. Management, as well as the Board of Directors that approved the agreement, believes that the rate being paid is consistent with comparable rates for recruitment available in the area. The Company entered into these two agreements in order to replace the previous anesthesiology group, whose contract terminated at the end of fiscal 2009. The compensation which was being paid to the previous group was substantially the same as that being paid under the new contracts.

Discontinued Operations

The Company purchased $92,180 worth of artifacts as inventory for re-sale in China during fiscal year 2011. The purchase amount was paid by Mr. Chiu Chan, the Company’s former chief executive officer. The amount payable to his estate of $270,468 and $242,301, as of August 31, 2012 and 2011, respectively, is included in Accrued Liabilities in the Consolidated Balance Sheet. The Audit Committee had since approved the purchases by Mr. Chan on behalf of the Company, and believed that these purchases have been made at the prevailing market rates.

7. Stockholders’ Equity and Stock Option Plan

Preferred Stock

In January 1992, the board of directors approved an amendment to the Company’s Articles of Incorporation to authorize 5,000,000 shares of undesignated preferred stock, for which the board of directors is authorized to fix the designation, powers, preferences and rights. There are no shares of preferred stock issued or outstanding as of August 31, 2012.

Treasury Stock

The Company did not purchase any treasury shares in fiscal years 2012 and 2011.

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

As of August 31, 2012, there remain 1,050,000 shares to be issued upon exercise of outstanding options, and 13,950,000 shares which can be issued under the 2011 Plan after giving effect to shares issued and canceled.

2000 Incentive Plan

The Company’s 2000 Incentive Plan (“2000 Plan”) provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the 2000 Plan. The 2000 Plan does not have a fixed termination date, provided that no incentive stock option can be granted subsequent to August 29, 2011. As of August 31, 2012, there remain 1,740,566 shares to be issued upon exercise of outstanding options, and no new stock option awards will be issued under the 2000 Plan.

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

The 2011 Plan and the 2000 Plan (the “Plans”) are administered by the Compensation Committee of the board of directors. The Compensation Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares, and all of the terms of the awards. Currently, however, we do not have a Compensation Committee, and accordingly, the Board of Directors, of which our chief executive officer is the sole member, will administer the Plans until such time as a Compensation Committee is established. The Company may at any time amend or terminate the 2011 Plan. However, no amendment that would impair the rights of any participant with respect to outstanding grants can be made without the participant’s prior consent. Stockholder approval of an amendment to the Plans is necessary only when required by applicable law or stock exchange rules.

The following table summarizes the stock option activities for the year ended August 31, 2012 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1)
Outstanding, August 31, 2011	2,206	$2.41	$—	$—
Granted	1,450	1.03	0.52	—
Exercised	—	—	—	—
Expired or canceled	(865)	1.68	—	—

Outstanding, August 31, 2012	2,791	$1.92	—	$—

(1)

These amounts represent the difference between the exercise price and the closing price of Dynacq common stock on August 9, 2012 and August 31, 2011, as reported on the NASDAQ stock market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dynacq common stock on the date of exercise.

For the years ended August 31, 2012 and 2011, the Company did not have any stock options exercised.

For the years ended August 31, 2012 and 2011, stock-based compensation expense associated with the Company’s stock options and stock grants was $325,408 and $276,463, respectively. The total unrecognized compensation expense for outstanding stock options as of August 31, 2012 was approximately $1,043,000, and will be recognized, in general, over 3.2 years. The weighted average number of years to recognize the compensation expense is 1.7 years.

The following summarizes information related to stock options outstanding at August 31, 2012 and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$1.00 – 1.10	1,050	5.8	$1.03	—	$—
$1.86	957	8.9	1.86	239	1.86
$2.50 – 2.75	569	0.8	2.54	569	2.54
$4.90	215	2.3	4.90	215	4.90

Total	2,791	5.6	$1.92	1,023	$2.88

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for two fiscal years ended August 31, 2012:

	Year Ended August 31,
	2012	2011
Estimated fair value	$0.52	$1.12
Expected life (years)	4.1	4.1
Risk free interest rate	0.79%	1.55%
Volatility	78%	81%
Dividend yield	—	—

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

8. Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering substantially all employees of the Company and provides for voluntary contributions by these employees, subject to certain limits. The plan was effective June 1, 2001. The Company makes discretionary contributions to the plan. The Company’s contributions for fiscal years 2012 and 2011 were $32,322 and $29,083, respectively. In addition, for its employees at its discontinued operations, the company contributed $1,821 and $11,981 for fiscal years 2012 and 2011, respectively.

9. Net Income (Loss) Per Share

The following table presents the computation of basic and diluted loss per common share attributable to the Company:

	Year Ended August 31,
	2012	2011
		(Restated)
Basic and diluted loss per common share:
Numerator:
Loss from continuing operations	$(10,574,669)	$(17,388,357)
Less: Net loss attributable to noncontrolling interest	47,358	15,978

Loss from continuing operations attributable to Dynacq Healthcare, Inc.	(10,527,311)	(17,372,379)
Discontinued operations, net of income taxes	(1,394,984)	(3,522,169)
Loss on disposal of discontinued operations, net of income taxes	(229,201)	(121,577)

Net loss attributable to Dynacq Healthcare, Inc.	$(12,151,496)	$(21,016,125)

Denominator:
Basic and diluted average common shares outstanding	14,489,780	14,196,191

Basic and diluted loss per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.73)	$(1.22)
Discontinued operations, net of income taxes	(0.10)	(0.25)
Loss on disposal of discontinued operations, net of income taxes	(0.02)	(0.01)

Net loss attributable to Dynacq Healthcare, Inc.	$(0.85)	$(1.48)

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net income (loss) per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to approximately 2,653,000 shares and 1,232,000 shares for the fiscal year ended August 31, 2012 and 2011, respectively.

10. Comprehensive Loss and Accumulated Other Comprehensive Income

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive income (loss), but are excluded from net income (loss). Other comprehensive income (loss) amounts are recorded directly as an adjustment to stockholders’ equity, net of tax, and for the years ended August 31, 2012 and 2011 were as follows:

	2012	2011
		(Restated)
Net loss	$(12,151,496)	$(21,016,125)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes of $(12,530) and $315,465, respectively	(23,268)	585,864
Reclassification adjustment for foreign currency gains included in net income, net of taxes of $(501,273) and $-0-, respectively	(921,318)	—
Change in valuation of investment available-for-sale, net of taxes of $(3,500,481) and $(1,427,334), respectively	1,910,234	(2,650,763)
Reclassification adjustment for gains on call of investment available-for-sale included in net income, net of taxes of $-0- and $455,000, respectively	—	845,000

Total other comprehensive loss, net of taxes	(11,185,848)	(22,236,024)
Comprehensive loss attributable to the noncontrolling interest	—	—

Comprehensive loss attributable to Dynacq Healthcare, Inc.	$(11,185,848)	$(22,236,024)

The components of accumulated other comprehensive income were as follows:

	August 31, 2012	August 31, 2011
Foreign currency translation adjustment, net of taxes of $4,414 and $518,217, respectively	$8,196	$952,782
Change in valuation of investment available-for-sale, net of taxes of $-0- and $3,500,481, respectively	8,411,128	6,500,894

Total accumulated other comprehensive income, net of taxes of $4,414 and $4,018,698, respectively	$8,419,324	$7,453,676

11. Accrued Liabilities

Accrued liabilities at August 31 is as follows:

	2012	2011
MDR stop-loss cases accrual, including accrued interest	$9,548,602	$12,918,370
Marketing fees liability	300,000	2,381,565
Payroll and related taxes	389,713	703,398
Noncontrolling interest in consolidated subsidiary buy-out liability	106,937	156,737
Property taxes	339,527	364,308
Medicare liability	—	400,000
Year-end accruals of expenses and other	1,078,583	1,506,175

Total accrued liabilities	$11,763,362	$18,430,553

12. Commitments and Contingencies

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has recognized, in fiscal year 2011, an increase of $12.9 million in the contractual allowance and related interest expense at our Pasadena and Garland facilities. For a detailed discussion of this, see Revenue Recognition Policy under Note 1 to the Consolidated Financial Statements. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $3.7 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. In fiscal year 2011, the Company deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. Additionally, the Company has deposited $204,000 in September 2012 for another year’s interest in order to continue to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.7 million, not including prejudgment interest. The Company has appealed the judgments requiring a refund to the carriers. The briefs of the parties have been filed with the court of appeals and the Company is now waiting for the court of appeals to act on the appeals. While the appeals are pending, the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive will continue. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and may be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured.

Total rent and lease expenses paid by the Company for the fiscal years 2012 and 2011 were approximately $127,000 and $470,000, respectively. The Company’s total minimum rental commitments under noncancellable operating leases are approximately $63,000 in the next five fiscal years.

The Company has contracts with doctors to manage various areas of the Company’s hospital and other service agreements. Payments made under these agreements for the fiscal years ending August 31, 2012 and 2011 were $1,190,000 and $1,296,000, respectively. The Company’s minimum commitments under these contracts are approximately $712,000, all of which is payable in fiscal year 2013.

The Company has administrative support services agreements with outside organizations for administrative support services. Payments made related to these agreements for fiscal years 2012 and 2011 were $266,000 and $433,000, respectively. The Company has a total commitment of approximately $259,000, all of which is to be incurred in fiscal year 2013 related to these administrative support services agreements.

The Company, through its subsidiary, also had agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Pasadena facility. The facility received bariatric and orthopedic referrals from other sources, and the organizations referred clients to other area hospitals. The Company had cancelled these agreements in the first quarter of fiscal year 2011, and does not have a commitment related to these agreements anymore, and markets on a month-to-month basis. These marketing expenses for the fiscal years 2012 and 2011 were $162,000 and $762,000, respectively.

The Company has notes payable commitment for purchases of equipment for the Pasadena facility at an interest rate of 4.5% and 6%, secured by the said equipment of approximately $88,000, of which $41,000 is payable in 2013, $40,000 in 2014 and $7,000 in 2015.

The Company has a note payable related to an apartment purchased in Hong Kong as an investment. The Company obtained an 18-year mortgage loan of $1,245,775 from a financial institution, with a variable interest rate at the lower of 3-month Hang Seng Interbank Offered Rates plus 0.7% or 2.9% below the Hong Kong Dollar best lending rate quoted by the financial institution. The effective interest rate at August 31, 2012 was 1.12%. The total amount payable in fiscal years 2013, 2014, 2015, 2016, 2017 and thereafter are $65,000, $65,000, $66,000, $67,000, $67,000 and $762,000, respectively. Subsequent to the year ended August 31, 2012, the Company sold the apartment in Hong Kong, as well as paid off the related note payable.

The Company has purchased some equipment under capital leases, and has a total commitment to pay $203,000 under these leases, of which $113,000 is payable in fiscal year 2013, and $90,000 in 2014.

These commitments mentioned above total $12.4 million, of which $11.1 million is payable in fiscal year 2013, $219,000 in 2014, $91,000 in 2015, $82,000 in 2016, $76,000 in 2017, and approximately $807,000 is payable after five years.

Discontinued Operations

Total rent and lease expenses paid by the Company for its discontinued operations for the fiscal years 2012 and 2011 were approximately $117,000 and $225,000, respectively. The Company’s total minimum rental commitments under noncancellable operating leases are approximately $139,000.

The Company had contracts with doctors to manage various areas of the Company’s hospital and other service agreements. Payments made under these agreements for the fiscal years ended August 31, 2012 and 2011 were $-0-and $668,000, respectively.

The Company had administrative support services agreements with outside organizations for administrative support services. Payments made related to these agreements for fiscal years 2012 and 2011 were $110,000 and $210,000, respectively. The Company has a total commitment of approximately $64,000, all of which is to be incurred in fiscal year 2013, related to these administrative support services agreements.

The Company, through its subsidiary, also had agreements with outside organizations that offer marketing, pre-authorization and follow up support services to prospective bariatric and orthopedic patients in areas serviced by the Garland facility, before its closure in September 2011. The facility received bariatric and orthopedic referrals from other sources, and the organizations referred clients to other area hospitals. The Company had since cancelled these agreements in the first quarter of fiscal year 2011, and does not have a commitment related to these agreements anymore. These marketing expenses for the fiscal years 2012 and 2011 were $-0- and $124,500, respectively.

These commitments mentioned above for discontinued operations total $203,000.

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

13. Concentrations of Credit Risk and Fair Value of Financial Instruments

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash investments and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insurance limits in the U.S. and in financial institutions overseas. The management believes that these financial institutions are of high quality and the risk of loss is minimal. At August 31, 2012, the Company had cash balances in excess of the FDIC and SIPC limits in the U.S. and in financial institutions overseas of $8 million.

As is customary in the healthcare business, the Company has accounts receivable from various third-party payers. The Company does not request collateral from its customers and continually monitors its exposure for credit losses and maintains allowances for anticipated losses. Gross receivables from third-party payers are normally in excess of 90% of the total receivables at any point in time. The mix of gross receivables from our facilities in the United States from self-pay patients and third-party payers at August 31, 2012 and 2011 is as follows:

	2012	2011
Workers’ compensation	1%	1%
Workers’ compensation subject to Medical Dispute Resolution process	84%	85%
Commercial	9%	8%
Medicare / Government	1%	—%
Self-pay	4%	4%
Other	1%	2%

	100%	100%

We had one third-party payer (customer) who represented 14% of our gross receivables as of August 31, 2012 and 2011. We had one third-party payers (customers) representing 10% of the Company’s gross revenue for the year ended August 31, 2012. We had two third-party payers (customers) representing 17% and 10% of the Company’s gross revenue for the year ended August 31, 2011.

With respect to our discontinued operations in the U.S., we had one third-party payer (customer) representing 31% of the Company’s gross revenue for the year ended August 31, 2011.

With respect to our discontinued operations in China, the majority of our gross receivables as at August 31, 2012 and 2011 are from the local government Department of Health. We had 10% of our gross revenues in China from the local government Department of revenue for the fiscal year ended August 31, 2011.

The carrying amounts of cash and cash equivalents, current receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s short-term borrowings at August 31, 2012 and 2011 approximate their fair value.

14. Industry Segments and Geographic Information

The Industry Segment “U.S. Division” comprises of the Company’s Pasadena facility. The Company at the present time has the U.S. Division and the Corporate Division.

Certain previously reported financial information has been reclassified to conform to the current year’s presentation.

Corporate Division

The Company signed a commercial contract of sale on March 7, 2013 to sell its Garland facility. The sale is expected to close in May 2013. Based on the sales price, the Company has taken an impairment charge of approximately $1.1 million as of August 31, 2012. The Company closed the Garland facility on September 30, 2011, and accordingly its operations for the year ended August 31, 2012 and 2011 are classified as “Discontinued Operations” (see Discontinued Operations below).

From March 1, 2009 to February 28, 2011, Dynacq Huai Bei Healthcare, Inc. (“Dynacq-Huai Bei”), a wholly owned subsidiary of the Company provided healthcare management services to the Second People’s Hospital in Rui An, China. The Company organized Dynacq-Huai Bei in April 2008 under the laws of the People’s Republic of China. Dynacq-Huai Bei was responsible for funding any operating deficits, and was entitled to any operating profits, of that hospital during the management period. Due to continued losses at the Second People’s Hospital, the Company terminated the management agreement with the Rui An City Department of Health. The Company ceased providing healthcare management services to the Second People’s Hospital as of February 28, 2011. The Company wrote off the fixed assets and inventory balances as of February 28, 2011, and does not expect any further losses due to the termination of this management agreement related to the Second People’s Hospital. We have accounted for the operations of Dynacq-Huai Bei and Second People’s Hospital in Rui An, China as discontinued operations, and have reclassified prior period financial statements to exclude them from continuing operations.

Dynacq-Huai Bei and the Rui An City Department of Health had also previously entered into an agreement assigning to Dynacq-Huai Bei the right to manage the Third People’s Hospital in Rui An, which hospital is currently under construction. Dynacq-Huai Bei and the Rui An City Department of Health, in November 2010, mutually agreed to terminate this agreement due to continued delays in the construction of the Third People’s Hospital. Accordingly, Dynacq-Huai Bei will not manage the Third People’s Hospital.

The Company also organized Sino Bond Inc. Limited, a Hong Kong corporation (“Sino Bond”) to hold and manage investments in Hong Kong. Sino Bond invests in debt and equity securities in Europe and Asia, including initial public offerings and pre-initial public offerings.

During the fiscal year ended August 31, 2009, the Company invested approximately $9.1 million of its available cash in marketable securities. During the quarter ended August 31, 2011, one of these marketable securities with a book cost of $700,000 was called for a gain of $1.3 million. As of August 31, 2012, the balance of these securities is valued at approximately $16.8 million, except for one particular security that was called subsequent to the year ended August 31, 2012. The Company intends to hold these for a minimum period of an additional 12 months. During the year ended August 31, 2012 and 2011, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had losses of $318,206 and $364,721, respectively.

Discontinued Operations

On September 29, 2011, the Board of Directors of the Company approved the closure of the Garland facility, included in our U.S. division, effective September 30, 2011. Prior to that, in August 2010, the Board of Directors of the Company approved a plan to dispose of the Garland facility due to continued operating losses. The Garland facility had experienced decreases in net patient revenues and number of cases, generally attributable to the loss of physicians from our medical staff. The opening of a new hospital near our Garland facility had a direct adverse impact on our ability to retain members of the medical staff at that facility and consequently on our patient volume. The Garland facility was operating at a loss, and the Board of Directors believed that ceasing operations of the facility at that time was in the Company’s best interest. We do not expect to incur any material costs associated with termination of employment of the affected employees beyond accrued obligations for salary and benefits. The Company has estimated a closing cost of $625,000. The Company signed a commercial contract of sale on March 7, 2013 to sell its Garland facility. The sale is expected to close in May 2013. Based on the sales price, the Company has taken an impairment charge of approximately $1.1 million as of August 31, 2012.

The Company obtained an independent appraisal for the Pasadena facility in October 2012, and based on the hospital’s valuation, expected sale proceeds, and expected cash flows, has determined that there is no impairment charge required in connection with the foregoing operating and/or disposal activities.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Year Ended August 31,
	2012	2011
Revenues from external customers
Net patient service revenues
U.S. Division	$5,531,233	$(1,977,207)
Corporate	—	—

Consolidated	$5,531,233	$(1,977,207)

Loss before taxes and discontinued operations
U.S. Division	$(4,040,738)	$(13,809,269)
Corporate	(2,515,232)	(4,936,556)

Consolidated	$(6,555,970)	$(18,745,825)

	August 31,
	2012	2011
		(Restated)
Total Assets
U.S. Division	$8,072,893	$8,763,015
Corporate	32,711,311	48,756,664

Assets of continuing operations	40,784,204	57,519,679
Assets of discontinued operations	5,401,092	6,909,527

Consolidated	$46,185,296	$64,429,206

15. Restatement

The estimated income tax refund for the year ended August 31, 2011 was overstated by $1,794,294. The following summarizes the restated amounts:

	As Reported(1)	Difference	As Restated
Balance Sheet
Income tax receivable	$2,363,724	$(1,794,294)	$569,430
Total current assets	37,267,555	(1,794,294)	35,473,261
Total assets	66,223,500	(1,794,294)	64,429,206
Retained earnings	26,054,284	(1,794,294)	24,259,990
Total Dynacq stockholders’ equity	43,303,224	(1,794,294)	41,508,930
Total equity	43,366,841	(1,794,294)	41,572,547
Total liabilities and equity	66,223,500	(1,794,294)	64,429,206
Statement of Operations
Benefit for income taxes	3,151,762	(1,794,294)	1,357,468
Loss from continuing operation	(15,594,063)	(1,794,294)	(17,388,357)
Net loss	(19,237,809)	(1,794,294)	(21,032,103)
Net loss attributable to Dynacq Healthcare, Inc.	(19,221,831)	(1,794,294)	(21,016,125)
Basic and diluted loss per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	(1.10)	(0.13)	(1.22)
Net loss attributable to Dynacq Healthcare, Inc.	(1.36)	(0.13)	(1.48)
Statement of Cash Flows
Net loss	(19,221,831)	(1,794,294)	(21,016,125)
Income tax receivable	1,663,059	1,794,294	3,457,353

(1)	The amounts are stated after reclassification of certain discontinued operations.

16. Subsequent Events

Internal Investigation

As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2012, we announced that, at the request of our Board of Directors (the “Board”), we had commenced an internal investigation of our past business practices, potentially encompassing members of the Board, management and third persons, and related accounting matters (the “Investigation”).

The Investigation, which was performed by outside legal counsel and other outside consultants at the direction of the Board, was substantially completed on December 27, 2012 at a cost of approximately $2 million. The Investigation included a review of a substantial number of Company documents and emails, as well as interviews with employees, members of the Board and other persons who were familiar with the facts surrounding the Investigation. The results of the Investigation, which were reported directly to the Board, revealed that the former Chief Financial Officer of the Company did not perform a significant review or independent analysis of transactions initiated by the former Chief Executive Officer. As a result, we believe that, for the five fiscal years ending on August 31, 2012, we did not maintain effective control over financial reporting due to the existence of a material weakness related to a failure of internal controls designed to limit the ability of management to override our system of internal controls. The results of the Investigation also revealed that the former Chief Financial Officer misrepresented certain information to our independent auditor, which we have also determined to be a material weakness in our internal control over financial reporting. We also identified the existence of a significant deficiency related to a lack of objectivity by our former executive officers with respect to accounting decisions.

Based on the results of the Investigation and recommendations made by our independent auditor regarding the foregoing material weaknesses and significant deficiencies in internal control over financial reporting, we are reviewing our internal control and compliance policies and procedures. We believe that no additional remediation efforts with respect to the material weaknesses and the significant deficiency as they relate to the former Chief Executive Officer and the former Chief Financial Officer are necessary, as the executives who occupied these offices during the events in question are no longer employed by us.

We have determined that our previously reported consolidated balance sheets for periods up to and including August 31, 2012 do not require any material adjustments and/or restatements in respect of the results of the Investigation. Further, the Investigation did not result in any material change to our previously reported net income or loss or financial position for the same periods. However, the Investigation, along with subsequent analysis performed by us and our auditors did reveal that Company expenditures in the amount of approximately $7.8 million were authorized by former officers of the Company and paid to various third parties, and the results of the Investigation and the subsequent analysis performed by us and our auditors provided no evidence of a discernible benefit to the Company resulting from these expenditures. The following table summarizes the statement of operations classification of these amounts for each of the years ended August 31, 2012 and 2011 and in aggregate for the years ended August 31, 2001 to 2010:

	Years Ended August 31,			Aggregate For Years Ended August 31, 2001
	2012		2011	to 2010	Total
Compensation and benefits
Non-executive employee salaries	$3,526		$45,838	$1,097,894	$1,147,258
Other operating expenses
Professional fees	(56,000	)(1)	380,000	1,324,000	1,648,000
Marketing expenses	(820,000	)(1)	1,700,000	2,575,000	3,455,000
Rent expenses	—		292,967	939,512	1,232,479
Abandoned cash	267,729		—	—	267,729

Total	$(604,745	)(1)	$2,418,805	$5,936,406	$7,750,466

(1)	The negative expense in 2012 is the result of the reversal of expenses accrued in 2011.

We have determined that the questionable nature of these expenditures may result in their reclassification in our financial statements, from operating costs and expenses to other expenses, depending on determinations that the Board may make in the future. We do not expect these reclassifications, even if they are made, to result in a material restatement of our financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2012, our disclosure controls and procedures were not effective. This conclusion is based on the material weaknesses and significant deficiencies in internal control over financial reporting described below, which may compromise our ability to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation under the framework in Internal Controls – Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was not effective.

As previously disclosed in our Current Report on Form 8-K dated August 8, 2012, we announced that, at the request of our Board of Directors (the “Board”), we commenced an internal investigation of our past business practices, potentially encompassing members of the Board, management and third persons, and related accounting matters (the “Investigation”).

The Investigation, which was performed by outside legal counsel and other outside consultants at the direction of the Board, was substantially completed on December 27, 2012. The Investigation included a review of a substantial number of Company documents and emails, as well as interviews with employees, members of the Board and other persons who were familiar with the facts surrounding the Investigation. The results of the Investigation, which were reported directly to the Board, revealed that the former Chief Financial Officer of the Company did not perform a significant review or independent analysis of transactions initiated by the former Chief Executive Officer. As a result, we believe that, for the five fiscal years ending on August 31, 2012, we did not maintain effective control over financial reporting due to the existence of a material weakness related to a failure of internal controls designed to limit the ability of management to override our system of internal controls. The results of the Investigation also revealed that the former Chief Financial Officer misrepresented certain information to our independent auditor, which we have also determined to be a material weakness in our internal control over financial reporting. We also identified the existence of a significant deficiency related to a lack of objectivity by our former executive officers with respect to accounting decisions.

Based on the results of the Investigation and recommendations made by our independent auditor regarding the foregoing material weaknesses and significant deficiencies in internal control over financial reporting, we are reviewing our internal control and compliance policies and procedures. We believe that no additional remediation efforts with respect to the material weaknesses and the significant deficiency as they relate to the former Chief Executive Officer and the former Chief Financial Officer are necessary, as the executives who occupied these offices during the events in question are no longer employed by us.

We have determined that our previously reported consolidated balance sheets for periods up to and including August 31, 2012 do not require any material adjustments and/or restatements in respect of the results of the Investigation. Further, the Investigation did not result in any material change to our previously reported net income or loss or financial position for the same periods. However, the Investigation, along with subsequent analysis performed by us and our auditors, did reveal that Company expenditures in the amount of approximately $7.8 million were authorized by former officers of the Company and paid to various third parties, and the results of the Investigation and the subsequent analysis performed by us and our auditors provided no evidence of a discernible benefit to the Company resulting from these expenditures. We have determined that the questionable nature of these expenditures may result in their reclassification in our financial statements, from operating costs and expenses to other expenses, depending on determinations that the Board may make in the future. We do not expect these reclassifications, even if they are made, to result in a material restatement of our financial statements. Please see note 16 to our consolidated financial statements for more information about the expenditures.

Changes in Internal Control over Financial Reporting

As described above, based on the results of the Investigation and recommendations made by our independent auditor regarding the foregoing material weaknesses and significant deficiencies in internal control over financial reporting, we are reviewing our internal control and compliance policies and procedures. As of the date of this report, the review process is not complete. During November and December of 2012, we implemented two changes to our internal control and compliance policies and procedures; specifically, for all accounts payable disbursements, both our Chief Executive Officer and Corporate Controller sign all check requests, and for all payroll changes (including new hires, terminations and pay rate changes), both our Chief Executive Officer and Corporate Controller sign the approval form for such payroll changes. We believe these two changes to our internal control and compliance policies and procedures are reasonably likely to materially affect our internal control over financial reporting. Our purpose in implementing these changes is to improve the effectiveness of our internal control over financial reporting, and we will continue to monitor the effects of these two changes to determine if this result is achieved.

Additionally, we believe that the departure of our former Chief Financial Officer on August 8, 2012 (the Board placed Philip Chan on paid administrative leave from his position as Chief Financial Officer on August 8, 2012, and on November 28, 2012, he submitted his resignation) and the departure of our former Chief Executive Officer (Chiu M. Chan became incapacitated by an unexpected illness in January 2012 and subsequently passed away in May 2012) may be deemed a change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and/or executive officers and their ages as of March 22, 2013, are shown below.

Name	Age	Position
Eric K. Chan	34	Director, Chief Executive Officer and President
Hemant Khemka	47	Interim Principal Financial Officer

Eric K. Chan has served as a board member, Chief Executive Officer and President since January 2012. Dr. Chan is board certified in anesthesiology. He has been the sole owner of Redwood Health Corporation since March 2005, which furnishes physicians to provide in-house emergency medical coverage and recruits anesthesiologists and certified registered nurse anesthetists at hospitals, including the Company’s Pasadena facility. Dr. Chan has also been the sole owner of Anesthesia Associates of Houston Metroplex since August 2007, which provides anesthesiology services to hospitals, including the Company’s Pasadena facility. He was an Assistant Professor at Memorial Hermann Hospital, University of Texas at Houston from August 2007 to September 2008. Dr. Chan earned his M.B.A. in Health Organization Management and M.D. from Texas Tech University.

Hemant Khemka has served as interim principal financial officer since August 2012, as Corporate Controller since July 2004 and was our assistant controller since April 2003. Mr. Khemka earned advanced accounting degrees from the University of Calcutta, a Masters degree in Business Administration and is a Certified Public Accountant in the state of Texas. Prior to his employment with Dynacq, Mr. Khemka had previous corporate and outside accounting experience with Ernst & Young LLP and El Paso Corporation.

Independence and “Controlled Company” Disclosure

Mrs. Ella Chan, wife of our former chairman and chief executive officer, Mr. Chiu Chan, together with the estate of Mr. Chan, beneficially owns an aggregate of approximately 58% of our issued and outstanding common stock as of August 31, 2012. As a majority stockholder, she is able to control all matters requiring stockholder approval, including the election and removal of any directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Mrs. Chan is in a position to control the management of our business and the appointment of executive officers as well as all management personnel. As discussed in the Information Statement filed on October 9, 2012 with the SEC, a group of stockholders controls approximately 68.5% of our outstanding common stock, which pursuant to the terms of our governing documents, constitutes a super-majority of our common stock, as of the date of this filing. This group has the ability to, among other things, remove members of our Board of Directors for cause or for no cause at all, as the group elected to do in October 2012.

The Board of Directors has thus determined that the Company is a “controlled company” within the meaning of Listing Rule 5615(c)(1) for the NASDAQ Stock Market. As a “controlled company,” the Company is exempt from certain listing standards of NASDAQ and is thus not required to have (i) a board of directors comprised of a majority of independent directors; (ii) compensation of the executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iii) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors. The Company’s stock was delisted from NASDAQ in October 2012.

The sole remaining member of our Board is Dr. Eric K. Chan, who also serves as our Chief Executive Officer and President. Our Board currently has five vacancies. We intend to seek qualified candidates to fill these vacancies, including some candidates that are deemed independent based on the independence standards of NASDAQ. There can be no assurance, however, that we will be able to fill any of these vacancies with new directors, independent or otherwise. In the interim, the sole remaining member of our Board will continue to fulfill the Board’s responsibilities.

Audit Committee and Audit Committee Financial Expert

The Company at present does not have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company’s Board of Directors is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Board of Directors has determined that its sole member, Dr. Eric Chan, is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, the Board of Directors believes that its member has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have. The Board has not, however, determined that Dr. Chan should be deemed a financial expert. The absence of a financial expert on the Board is attributable to the recent removals and resignations of certain Board members, as described under the “Recent Developments” subsection of Item 1 of this report. We anticipate seeking qualified candidates to fill the vacancies in the Board, including a financial expert. There can be no assurance, however, that we will be able to fill any of the Board vacancies with new directors, including a financial expert.

Procedures for Contacting Directors

Shareholders who wish to communicate with the Board of Directors, or with any individual director, may send such communication in writing addressed to the Board of Directors, or to an individual director, at 4301 Vista Road, Pasadena, Texas 77504. All communications received from shareholders are sent directly to Board members.

Indemnification of our Directors and Officers against Certain Liabilities and Director and Officer Liability Insurance

As permitted under Nevada law and pursuant to our governing documents and indemnification agreements with certain of our officers and directors, we indemnify our directors and officers against monetary damages, including advancing expenses, to the fullest extent permitted by Nevada law.

We do not carry director and officer liability insurance.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended August 31, 2012, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended August 31, 2012, with the exception of Ella Y.T.C. Chan, who was late in filing a Form 3.

Code of Conduct

The Company has adopted a Code of Conduct that applies to all of its directors, officers and employees. The Code of Conduct is reasonably designed to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other communications made by the Company, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Conduct to appropriate persons identified in the Code of Conduct, and (v) accountability for adherence to the Code of Conduct. The Code of Conduct is available on the Company’s website at www.dynacq.com. Amendments to the Code of Conduct and any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules will be disclosed on the Company’s website at www.dynacq.com.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officers, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is reasonably designed to help maintain the Company’s standards of business conduct and ensure compliance with legal requirements, specifically, but not limited to, Section 406 of the Sarbanes-Oxley Act of 2002 and SEC rules promulgated thereunder. The Code is also designed to deter wrongdoing and promote ethical conduct, and full, fair, accurate, timely, and understandable disclosure of financial information in the periodic reports of the Company. The Code of Ethics is available on the Company’s website at www.dynacq.com. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on the Company’s website at www.dynacq.com.

Item 11.	Executive Compensation.

Named Executive Officers

The Company’s executive officers are Eric K. Chan, Chief Executive Officer, President, and the sole board member, and Hemant Khemka, interim principal financial officer and Corporate Controller. Throughout this report, these individuals are sometimes referred to collectively as the “Named Executive Officers.”

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers, including former executive officers, for the past two fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Eric K. Chan, (3)	2012	224,861	—		22,162	3,829	250,852
Chief Executive Officer
Hemant Khemka,	2012	161,510	—		16,228	4,590	182,328
Corporate Controller	2011	156,751	—		9,062	4,018	169,831
Chiu M. Chan, (4)	2012	367,493	—		—	8,463	375,956
Chief Executive Officer	2011	630,000	—		39,237	17,197	686,434
Philip S. Chan, (5)	2012	189,996	—	(6)	49,875	7,388	247,259
Chief Financial Officer	2011	160,000	—		40,189	6,427	206,616

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal years ended August 31, 2012 and 2011, in accordance with ASC Topic 718, without taking into account an estimate of forfeitures of stock option grants. These stock options were awarded to the Named Executive Officers in fiscal years 2007, 2011 and 2012.
(2)	Represents amounts paid by the Company for life insurance premium, employer’s contribution to the Company’s 401(k) plan and club membership fees.
(3)	Eric K. Chan joined the Company in January 2012 as its Chief Executive Officer.
(4)	Chiu M. Chan passed away in May 2012.
(5)	Philip S. Chan resigned in November 2012. Mr. Chan had a reduction in his compensation for part of fiscal 2011, whereas for fiscal 2012, the Compensation Committee reinstated his compensation to $200,000, effective February 1, 2012, and paid him a sum of $77,000, which equates to the prior reductions in his compensation from January 1, 2010 to January 31, 2012.
(6)	The Compensation Committee previously approved a bonus of $450,000 payable to Mr. Philip Chan, of which $300,000 would have been payable during the year ended August 31, 2012 and $150,000 would have been payable subsequent to the fiscal year. Prior to any payment, the Board determined that a bonus to Mr. Chan was not warranted based on additional information it obtained, and thus the Company has not paid or accrued the bonus amounts.

The Company provides competitive base salaries and bonuses to its executives. The Company does not target any specific proportion of total compensation in setting base salary and bonus compensation.

Grants of Plan Based Awards

There were no non-equity incentive plan awards to the Named Executive Officers in fiscal year 2012. The following table sets forth certain information concerning grants of awards to the Named Executive Officers pursuant to the Company’s equity incentive plans in the fiscal year ended August 31, 2012.

					All Other Stock Awards: Number	All Other Stock Awards:	Exercise or Base	Grant Date
	Grant	Estimated Future Payouts Under Equity Incentive Plan Awards			of Shares of Stock	Number of Securities Underlying	Price of Option Awards	Fair Value of Stock Option
Name	date	Threshold	Target	Maximum	or units	Options(1)	($/share)	Awards(2)
Eric K. Chan	01/12/12	—	—	—	—	250,000	$1.10	$132,970

(1)	All options to purchase shares of Dynacq’s common stock granted under Dynacq’s 2011 Stock Incentive Plan. Each grant vests 25% over the first four years from the date of grant.
(2)	Represents the grant date fair value computed in accordance with ASC Topic 718.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by the Named Executive Officers as of August 31, 2012.

	Option Awards
	Number of Securities Underlying Unexercised Options			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable		Options	Price	Date
Eric K. Chan	62,500	187,500	(1)	—	$1.10	01/12/22
Hemant Khemka	50,000	—		—	$4.90	12/16/14
	40,000	—		—	$2.50	06/22/13
	24,625	73,875	(2)	—	$1.86	07/07/21

(1)	Of the 187,500 stock options granted to Mr. Eric K. Chan, 62,500 stock options will vest on each of January 12, 2014, 2015 and 2016.
(2)	Of the 73,875 stock options granted to Mr. Hemant Khemka, 24,625 stock options will vest on each of July 7, 2013, 2014 and 2015.

Option Exercises

No stock options were exercised by any of the Named Executive Officers in the fiscal year ended August 31, 2012.

Potential Payments upon Termination or Change-in-Control

The Named Executive Officers do not have employment agreements with the Company and both are employed on an “at will” basis. The Company does not have arrangements with any of its Named Executive Officers providing for additional benefits or payments in connection with a termination of employment, change in job responsibility or change-in-control. Grants of stock options to all employees eligible to receive such grants under the Company’s

2000 Incentive Plan vest immediately in the event of a change in control; therefore, no separate disclosure is presented herein with respect to the acceleration of stock options held by the Named Executive Officers upon a change of control under the terms of this stock option plan. Grants of stock options to all employees eligible to receive grants under the Company’s Year 2011 Stock Incentive Plan do not have a provision for immediate vesting in the event of a change in control.

Risk Assessment of the Company’s Compensation Policies

The Company’s compensation programs are discretionary, balanced and focused on the long term. Goals and objectives of the Company’s compensation programs reflect a balanced mix of quantitative and qualitative performance measures to avoid excessive weight on a single performance measure. The Company’s approach to compensation practices and policies applicable to employees throughout the Company is consistent with that followed for its executives and, accordingly, the Company believes that its compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Pension Benefits

There were no pension benefit plans in effect in fiscal year 2012.

Frequency of Say-on-Pay Advisory Vote

As reported in our current report on Form 8-K filed with the SEC on February 17, 2011, at the Annual Meeting of the Shareholders of Dynacq Healthcare, Inc. held on February 15, 2011, we allowed shareholders to vote, on an advisory basis, whether advisory votes on executive compensation should occur every one, two or three years. The greatest number of votes cast (9,351,823) by shareholders were voted in favor of holding future advisory votes on executive officer compensation every three years. In light of this result, our Board of Directors has decided that future advisory votes on named executive officer compensation will be held every three years until the next shareholder advisory vote on the frequency of such votes, which in accordance with applicable regulations, will occur no later than our Annual Meeting in 2017.

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to the Company’s non-employee directors for their service during the fiscal year ended August 31, 2012. The non-employee directors were paid a monthly fee for their position as directors. Mr. James G. Gerace was paid a higher monthly fee than the other directors due to his position as the chairman of the audit committee. As discussed in the Information Statement filed with the SEC on October 9, 2012, pursuant to an Action by Written Consent of Stockholders in lieu of a Special Meeting, stockholders of Dynacq holding more than two-thirds of the issued and outstanding shares of our common stock as of September 24, 2012 approved the removal of Ping S. Chu, James G. Gerace and Stephen L. Huber from their positions as members of our Board. The stockholder action took effect on October 30, 2012.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Ping S. Chu	$49,000	—	$49,000
James G. Gerace	$67,000	—	$67,000
Stephen L. Huber	$49,000	—	$49,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 19, 2013, information with respect to shares beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (b) each of our directors and the named executive officers named in the Summary Compensation Table above, and (c) all current directors and executive officers as a group.

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

Beneficial Owner(1)	Number Of Shares		Percent Of Class(2)
Ella Y.T.C. Chan(3)	8,498,320	(4)	58.03%
Estate of Chiu M. Chan(3)	6,888,115	(5)	47.04%
Eric K. Chan	262,311	(6)	1.80%
Hemant Khemka	114,625	(7)	*
All directors and executive officers as a group (2 persons)	376,936	(8)	2.56%

(1)	The address for each named person is 4301 Vista Road, Pasadena, Texas 77504.
(2)	Based on 14,543,626 shares outstanding as of March 19, 2013.
(3)

The estate of Chiu M. Chan is represented by his widow, Ella Y.T.C. Chan, the sole executrix of the estate. Since Mrs. Chan has voting power with respect to 58% of the Company’s outstanding common stock, either as an individual or as the sole executrix of the estate of Chiu M. Chan, she controls the outcome of any matter requiring the vote of a majority of the outstanding shares to approve.

(4)

Includes 1,610,205 shares Ella Y.T.C. Chan owns directly and 6,888,115 shares (including 100,000 shares underlying options, which are currently exercisable) she beneficially owns indirectly through the estate of Chiu M. Chan.

(5)	Includes 100,000 shares underlying options, which are currently exercisable.
(6)	Includes 62,500 shares underlying options, which are currently exercisable.
(7)	Includes 114,625 shares underlying options, which are currently exercisable.
(8)	Includes 177,125 shares underlying options, which are currently exercisable.
*	Indicates ownership of less than 1%.

Securities Authorized For Issuance under Equity Compensation Plans

The following table provides information as of March 8, 2013, with respect to the Company’s equity compensation plans under which equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in first column)
Plan Category
Plans approved by shareholders	1,656,566	$2.32	14,750,000
Plans not approved by shareholders	—	—	—

Total	1,656,566	$2.32	14,750,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Six immediate family members (four uncles and two aunts) of the Company’s chief executive officer, Mr. Eric Chan, received an aggregate of $363,369 and $377,872 in compensation as employees of the Company or its subsidiaries in fiscal years 2012 and 2011, respectively. These family members were also related to Mr. Chiu Chan, the Company’s former chief executive officer.

Two immediate family members (a sister and a sister-in-law) of the Company’s former chief financial officer, Mr. Philip Chan, received an aggregate of $133,288 in compensation as employees of the Company or its subsidiaries in each of the fiscal years 2012 and 2011.

The Company has retained Redwood Health Corporation (“Redwood”), to furnish physicians to provide in-house emergency medical coverage for its Pasadena facility during the weekend hours and weekday nights at an hourly rate of $75. The Company’s chief executive officer is a physician and an affiliate of Redwood. The Company paid $421,725 and $434,100 for emergency room physician services to Redwood in fiscal 2012 and 2011, respectively. Management, as well as the Audit Committee that approved the agreement, believes that the hourly rate being paid is consistent with comparable in-house emergency medical coverage rates available in the area.

Dr. Ping Chu, a director of the Company until October 30, 2012, has paid the Company $14,938 and $16,163 during fiscal years ended August 31, 2012 and 2011, respectively for rent and management fees. As of August 31, 2012 and 2011, the Company had accounts receivable from Dr. Chu of $46,848 and $46,381, respectively. Included in the accounts receivable balance were amounts applicable to Dr. Chu’s staffs’ payroll for which he reimburses the Company in the ordinary course of business.

During the fiscal year 2009, the Company retained Anesthesia Associates of Houston Metroplex to provide exclusive, continuous and uninterrupted anesthesiology services, including physicians and CRNAs, to the Pasadena facility for a monthly compensation of $5,000. The Company’s chief executive officer is a physician and an affiliate of Anesthesia Associates of Houston Metroplex. The Company paid $60,000 for anesthesiology services to said organization in each of the fiscal years 2012 and 2011. Management, as well as the Board of Directors that approved the agreement, believes that the rate being paid is consistent with comparable in-house anesthesiology services rates available in the area. During the fiscal year 2009, the Company also retained Redwood to locate and recruit additional skilled anesthesiologists and CRNAs for its Pasadena facility for a monthly compensation of $20,000. The Company paid $240,000 for said recruitment services to Redwood in each of the fiscal years 2012 and 2011. Management, as well as the Board of Directors that approved the agreement, believes that the rate being paid is consistent with comparable rates for recruitment available in the area. The Company entered into these two agreements in order to replace the previous anesthesiology group, whose contract terminated at the end of fiscal 2009. The compensation which was being paid to the previous group was substantially the same as that being paid under the new contracts.

The Company purchased $92,180 worth of artifacts as inventory for re-sale in China during fiscal year 2011. The purchase amount was paid by Mr. Chiu Chan, the Company’s former chief executive officer. The amount payable to his estate of $270,468 and $242,301, as of August 31, 2012 and 2011, respectively, is included in Accrued Liabilities in the Consolidated Balance Sheet. The Audit Committee had since approved the purchases by Mr. Chan on behalf of the Company, and believed that these purchases have been made at the prevailing market rates.

Director Independence

The sole remaining member of our Board is Dr. Eric K. Chan, who also serves as our Chief Executive Officer and President, and is not independent. Our Board currently has five vacancies. We intend to seek qualified candidates to fill these vacancies, including some candidates that are deemed independent based on the independence standards of NASDAQ. There can be no assurance, however, that we will be able to fill any of these vacancies with new directors, independent or otherwise. In the interim, the sole remaining member of our Board will continue to fulfill the Board’s responsibilities.

Item 14.	Principal Accounting Fees and Services.

General

The following table presents fees for professional services rendered by KWCO, PC (“KWCO”), independent registered public accounting firm for the audit of the Company’s annual financial statements, fees for audit-related services, tax services and all other services.

	2012	2011
Audit Fees	$376,435	$342,650
Audit Related Fees	28,814	14,000
Tax–Related Fees	25,300	21,070
All Other Fees	—	—

Audit Fees

Audit Fees represents the aggregate fees billed for professional services rendered by KWCO for the audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Audit Related Fees represents the aggregate fees billed for professional services rendered by KWCO for the audit of the Company’s 401(k) plan.

Tax-Related Fees

Tax-Related Fees represents the aggregate fees billed for professional services rendered by KWCO for income tax return preparation and tax compliance.

All Other Fees

All Other Fees represents the aggregate fees billed for professional services other than the services reported above.

Audit Committee Pre-Approval Policies and Procedures

All audit and non-audit services performed by the independent certified public accountants are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee’s charter provides that the Audit Committee may delegate to any of its members the authority to pre-approve any services performed by the independent certified public accountants, provided that such approval is presented to the Audit Committee at its next scheduled meeting. All of the audit-related, tax and all other services described above were pre-approved by the full Audit Committee, before the removal of its members from the Board in October 2012.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 37 of this Report.

(a)(2) Financial Statement Schedule: Not required.

(b) Exhibits. The following exhibits are to be filed as part of the annual report:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 3.1	Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Form 10-K filed November 13, 2007.

Exhibit 3.2	Bylaws incorporated by reference to Exhibit 3.2 to the Form 10-K filed November 13, 2007.

+Exhibit 10.1	The Company’s Year 2000 Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company’s Definitive Proxy Statement on Schedule 14A filed August 9, 2000.

+Exhibit 10.2	The Company’s Year 2011 Stock Incentive Plan adopted on September 2, 2011, and incorporated by reference as Exhibit A from the Company’s Definitive Information Statement on Schedule 14C filed August 11, 2011.

Exhibit 10.3	Form of Indemnification Agreement with various officers and directors of the Company, incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2004.

Exhibit 10.4	Commercial Contract of Sale dated March 7, 2013 for the sale of the Garland facility, incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed March 15, 2013.

Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Exhibit 21.1	Listing of subsidiaries.

Exhibit 23.1	Consent of KWCO, PC.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Corporate Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Corporate Controller Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

The Company is in the process of preparing the Interactive Data Files required to be submitted with this report pursuant to Rule 405 of Registration ST. The Company anticipates filing the Interactive Data Files by amendment to this report upon their completion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynacq Healthcare, Inc.

Date: March 22, 2013	By:	/s/ Eric K. Chan
Eric K. Chan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric K. Chan Eric K. Chan (Principal Executive Officer)	Director, CEO and President	March 22, 2013

/s/ Hemant Khemka Hemant Khemka (Interim Principal Financial and Accounting Officer)	Corporate Controller	March 22, 2013

EXHIBIT INDEX

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 3.1	Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Form 10-K filed November 13, 2007.

Exhibit 3.2	Bylaws incorporated by reference to Exhibit 3.2 to the Form 10-K filed November 13, 2007.

+Exhibit 10.1	The Company’s Year 2000 Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company’s Definitive Proxy Statement on Schedule 14A filed August 9, 2000.

+Exhibit 10.2	The Company’s Year 2011 Stock Incentive Plan adopted on September 2, 2011, and incorporated by reference as Exhibit A from the Company’s Definitive Information Statement on Schedule 14C filed August 11, 2011.

Exhibit 10.3	Form of Indemnification Agreement with various officers and directors of the Company, incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2004.

Exhibit 10.4	Commercial Contract of Sale dated March 7, 2013 for the sale of the Garland facility, incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed March 15, 2013.

Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Exhibit 21.1	Listing of subsidiaries.

Exhibit 23.1	Consent of KWCO, PC.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Corporate Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Corporate Controller Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

The Company is in the process of preparing the Interactive Data Files required to be submitted with this report pursuant to Rule 405 of Registration ST. The Company anticipates filing the Interactive Data Files by amendment to this report upon their completion.