Form 10-K/A
period 2012-08-31
DYNACQ HEALTHCARE INC
filed 2013-03-29
CIK 890908

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

4301 Vista Road, Pasadena, Texas 77504

(Address of Principal Executive Offices)(Zip Code)

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

Explanatory Note

The purpose of this amendment on Form 10-K/A to Dynacq Healthcare, Inc.’s annual report on Form 10-K for the year ended August 31, 2012, filed with the Securities and Exchange Commission on March 22, 2013 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 37 of this Report.

(a)(2) Financial Statement Schedule: Not required.

(b) Exhibits. The following exhibits are to be filed as part of the annual report:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

*Exhibit 3.1	Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Form 10-K filed November 13, 2007.

*Exhibit 3.2	Bylaws incorporated by reference to Exhibit 3.2 to the Form 10-K filed November 13, 2007.

*+Exhibit 10.1	The Company’s Year 2000 Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company’s Definitive Proxy Statement on Schedule 14A filed August 9, 2000.

*+Exhibit 10.2	The Company’s Year 2011 Stock Incentive Plan adopted on September 2, 2011, and incorporated by reference as Exhibit A from the Company’s Definitive Information Statement on Schedule 14C filed August 11, 2011.

*Exhibit 10.3	Form of Indemnification Agreement with various officers and directors of the Company, incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2004.

*Exhibit 10.4	Commercial Contract of Sale dated March 7, 2013 for the sale of the Garland facility, incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed March 15, 2013.

*Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

*Exhibit 21.1	Listing of subsidiaries.

*Exhibit 23.1	Consent of KWCO, PC.

*Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 31.2	Certification of Corporate Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 32.2	Certification of Corporate Controller Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Schema Document.

**101.CAL	XBRL Calculation Linkbase Document.

**101.DEF	XBRL Definition Linkbase Document.

**101.LAB	XBRL Label Linkbase Document.

**101.PRE	XBRL Presentation Linkbase Document.

+	Management contract or compensatory plan or arrangement.
*	This exhibit was previously included in the annual report on Form 10-K for the year ended August 31, 2012, filed with the Securities and Exchange Commission on March 22, 2013.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynacq Healthcare, Inc.

Date: March 29, 2013	By:	/s/ Eric K. Chan
Eric K. Chan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric K. Chan Eric K. Chan (Principal Executive Officer)	Director, CEO and President	March 29, 2013

/s/ Hemant Khemka Hemant Khemka (Interim Principal Financial and Accounting Officer)	Corporate Controller	March 29, 2013