Form 10-Q
period 2012-11-30
DYNACQ HEALTHCARE INC
filed 2013-05-29
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

As of May 28, 2013, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 14,543,626.

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	November 30, 2012	August 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,776,714	$10,638,217
Accounts receivable, net of allowances of approximately $186,120,000 and $187,478,000 at November 30, 2012 and August 31, 2012, respectively	716,565	797,964
Inventories	312,291	408,961
Trading securities	1,339,903	1,280,518
Interest receivable	196,443	167,229
Prepaid expenses	352,224	423,659
Income tax receivable	569,430	569,430
Assets of discontinued operations	5,401,092	5,401,092

Total current assets	20,664,662	19,687,070
Investments available-for-sale	15,445,968	16,828,886
Investment in real estate, net	—	1,889,395
Property and equipment, net	6,537,169	6,655,820
Income tax receivable	868,249	868,249
Other assets	206,189	255,876

Total assets	$43,722,237	$46,185,296

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	November 30, 2012	August 31, 2012
	(Unaudited)
Liabilities and equity
Current liabilities:
Accounts payable	$1,699,886	$2,271,436
Accrued liabilities	11,627,849	11,763,362
Current portion of notes payable	38,903	105,735
Current portion of capital lease obligations	100,533	101,696

Total current liabilities	13,467,171	14,242,229
Non-current liabilities:
Long-term portion of notes payable	40,282	1,074,187
Long-term portion of capital lease obligations	63,945	87,465

Total liabilities	13,571,398	15,403,881

Commitments and contingencies
Equity:
Dynacq stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 14,543,626 shares issued at November 30, 2012 and August 31, 2012	14,544	14,544
Additional paid-in capital	10,139,247	10,172,794
Accumulated other comprehensive income	7,410,633	8,419,324
Retained earnings	12,522,954	12,108,494

Total Dynacq stockholders’ equity	30,087,378	30,715,156

Non-controlling interest	63,461	66,259

Total equity	30,150,839	30,781,415

Total liabilities and equity	$43,722,237	$46,185,296

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended November 30,
	2012	2011
Net patient service revenue	$1,518,027	$1,844,973

Costs and expenses:
Compensation and benefits	1,388,824	1,677,369
Medical services and supplies	395,540	223,118
Other operating expenses	2,572,251	1,277,243
Depreciation and amortization	123,752	134,519

Total costs and expenses	4,480,367	3,312,249

Operating loss	(2,962,340)	(1,467,276)

Other income (expense):
Rent and other income	2,969,091	7,397
Interest income	304,814	267,726
Interest expense	(141,261)	(151,324)

Total other income, net	3,132,644	123,799

Income (loss) before income taxes from continuing operations	170,304	(1,343,477)
Provision (benefit) for income taxes	—	—

Income (loss) from continuing operations	170,304	(1,343,477)
Discontinued operations, net of income taxes	241,358	(628,131)

Net income (loss)	411,662	(1,971,608)
Less: Net loss attributable to noncontrolling interest	2,798	27,515

Net income (loss) attributable to Dynacq Healthcare, Inc.	$414,460	$(1,944,093)

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Dynacq Healthcare, Inc.	$0.01	$(0.09)
Discontinued operations, net of income taxes	0.02	(0.04)

Net income (loss) attributable to Dynacq Healthcare, Inc.	$0.03	$(0.13)

Basic and diluted average common shares outstanding	14,543,626	14,426,960

Amounts attributable to Dynacq Healthcare, Inc.:
Income (loss) from continuing operations	$173,102	$(1,315,962)
Discontinued operations, net of income taxes	241,358	(628,131)

Net income (loss) attributable to Dynacq Healthcare, Inc.	$414,460	$(1,944,093)

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended November 30,
	2012	2011
Net income (loss)	$411,662	$(1,971,608)

Other comprehensive loss, net of taxes:
Net change in foreign currency translation adjustment, net of taxes of $(4,414) and $(120,088), respectively	(8,196)	(223,020)
Net change in fair value of available-for-sale securities, net of taxes of $-0- and $(1,391,107), respectively	(1,000,495)	(2,583,486)

Other comprehensive loss	(1,008,691)	(2,806,506)

Comprehensive loss	(597,029)	(4,778,114)
Less comprehensive loss attributable to noncontrolling interest	2,798	27,515

Comprehensive loss attributable to Dynacq Healthcare, Inc.	$(594,231)	$(4,750,599)

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended November 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$414,460	$(1,944,093)
Less (income) loss from discontinued operations, net of income taxes	(241,358)	628,131

Net income (loss) before discontinued operations	173,102	(1,315,962)
Adjustments to reconcile net income (loss) before discontinued operations to net cash from operating activities:
Depreciation and amortization	123,752	134,519
(Gain) loss on sale of investments available-for-sale and trading securities	(2,257,878)	165,592
Gain on sale of investment in real estate	(480,108)	—
Deferred income taxes	—	(567,328)
Noncontrolling interest	(2,798)	(27,515)
Stock based compensation	(33,547)	67,689
Foreign currency exchange (gains) losses	(77,099)	176,907
Changes in operating assets and liabilities:
Accounts receivable	81,399	218,136
Interest receivable	(29,214)	(48,991)
Inventories	96,670	880
Prepaid expenses	71,435	(33,284)
Other assets	49,688	3,394
Accounts payable	(571,550)	(148,697)
Accrued liabilities	(135,513)	(4,263,093)

Cash from continuing activities	(2,991,661)	(5,637,753)
Cash from discontinued activities	241,358	(421,495)

Net cash from operating activities	(2,750,303)	(6,059,248)

Cash flows from investing activities
Sale proceeds of investments available-for-sale	2,650,000	—
Sales proceeds of investment in real estate	2,365,017	—
Purchase of equipment	(797)	(87,329)

Cash from continuing activities	5,014,220	(87,329)
Cash from discontinued activities	—	—

Net cash from investing activities	5,014,220	(87,329)

Cash flows from financing activities
Proceeds from notes payable	—	116,339
Principal payments on notes payable	(1,100,737)	(27,356)
Payments on capital lease	(24,683)	(22,827)
Contributions from, and distributions to, noncontrolling interest, net	—	100,000

Cash from continuing activities	(1,125,420)	166,156
Cash from discontinued activities	—	—

Net cash from financing activities	(1,125,420)	166,156

Effect of exchange rate changes on cash	—	228,749

Net change in cash and cash equivalents	1,138,497	(5,751,672)
Cash at beginning of period	10,638,217	24,315,160

Cash at end of period	$11,776,714	$18,563,488

Continued.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three months ended November 30,
	2012	2011
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$201,608	$719,163

Income taxes	$0	$0

Non cash investing and financing activities:
Unrealized change in fair value of available-for-sale securities	$1,000,495	$(2,583,486)

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

November 30, 2012

(Unaudited)

General

Dynacq Healthcare, Inc., a Nevada corporation (the “Company”), is a holding company that through its subsidiaries in the United States develops and manages general acute care hospitals that principally provide specialized surgeries. The Company through its United States subsidiaries (1) owns and operates one general acute care hospital in Pasadena, Texas, and (2) owns one general acute care hospital in Garland, Texas, which was closed on September 30, 2011, and accordingly this business is classified as “Discontinued Operations” for the quarter ended November 30, 2012 and 2011 (see Note below on Discontinued Operations). The Company through its subsidiary in Hong Kong also invests in debt and equity securities, including short-term investments in initial public offerings and pre-initial public offerings.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $2.4 million and $1.2 million for the quarters ended November 30, 2012 and 2011, respectively. These financial statements should be read in conjunction with the audited financial statements as of August 31, 2012. Operating results for the quarter ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013.

Reclassification

Certain previously reported financial information has been reclassified to conform to the current period’s presentation. The impact of such reclassification was not significant to the prior period’s overall presentation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Investments in Available-for-Sale and Trading Securities

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of November 30, 2012 and August 31, 2012, based on other observable inputs and market data as of that date. These investments are subject to default risk. Unrealized gains in the fair value are reported in accumulated other comprehensive income, net of related income tax effect. The Company regularly monitors its investment portfolio for any decline in fair value that is other than temporary and records any such impairment as an impairment loss. The determination on the gain or loss on the sale of any security is specific identification method.

The Company also invests in initial public offerings of equity securities on the Hong Kong Stock Exchange. These investments are classified as trading securities, and are carried at fair value as of November 30, 2012 and August 31, 2012. These investments are subject to fluctuations in the market price. During the quarters ended November 30, 2012 and 2011, the Company had a net gain (loss) of $58,378 and $(165,592), respectively, in these securities.

Investment in Real Estate and Notes Payable

In October 2012, the Company sold the apartment in Hong Kong, which was purchased in March 2010 as an investment in real estate. The net proceeds from the sale of the apartment were $1,273,403, after repayment of the associated note payable, and the gain on the sale was $480,108. For the fiscal quarters ended November 30, 2012 and 2011, depreciation expense associated with the apartment was $4,304 and $12,912, respectively.

In November 2011 and September 2010, the Company borrowed $116,339 and $65,000 as notes payable from a financial institution at an interest rate of 4.5% and 6%, which notes are to be repaid in 36 and 24 monthly installments, respectively, and are secured by specific equipment purchased at our Pasadena facility. The $65,000 note payable was fully repaid during the quarter ended November 30, 2012. The Company paid down $9,122 during the fiscal quarter ended November 30, 2012, and the current and long-term portions of the notes payable as of November 30, 2012 are $38,903 and $40,282, respectively.

Inventories

Inventories, consisting primarily of medical supplies, are stated at the lower of cost or market, with cost determined by use of the average cost method.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant of the Company’s estimates is the determination of revenue to recognize for the services the Company provides and the determination of the contractual allowance and an allowance for doubtful accounts. See “Revenue Recognition” below for further discussion. Actual results could differ materially from those estimates used in the preparation of these financial statements.

Discontinued Operations

Under ASC Topic 360-10-35, Property, Plant, and Equipment – Subsequent Measurement, the Company classifies assets to be disposed of as held for sale or, if appropriate, discontinued operations when appropriate approvals for the disposal are made by management or the Board of Directors. Cash flows from discontinued businesses are reflected as discontinued operating, investing, and financing activities in statement of cash flows.

The Company had $5,401,092 of assets of discontinued operations and no liabilities of discontinued operations as of November 30, 2012 associated with its Garland facility, which closed on September 30, 2011. The Company signed a commercial contract of sale on March 7, 2013 to sell its Garland facility. The sale is expected to close in June 2013. Based on the sales price, the Company took an impairment charge of approximately $1.1 million during the quarter ended August 31, 2012.

The Company’s operations in China were classified as discontinued operations, and exited completely in August 2012.

The following is a summary of financial information related to our discontinued operations for the quarters ended November 30, 2012 and 2011:

Discontinued Operations

	Three months ended November 30, 2012			Three months ended November 30, 2011
	Garland Facility	China Operations	Total	Garland Facility	China Operations	Total
Net patient service revenue	$210,825	$—	$210,825	$224,876	$—	$224,876

Costs and expenses:
Compensation and benefits	16,282	—	16,282	155,607	22,511	178,118
Medical services and supplies	(8,179)	—	(8,179)	220,971	—	220,971
Other operating expenses	(7,813)	—	(7,813)	337,944	144,039	481,983
Depreciation and amortization	—	—	—	—	20,467	20,467

Total costs and expenses	290	—	290	714,522	187,017	901,539

Operating income (loss)	210,535	—	210,535	(489,646)	(187,017)	(676,663)
Other income (expense), net	30,823	—	30,823	(10,745)	59,277	48,532

Income (loss) before income taxes	241,358	—	241,358	(500,391)	(127,740)	(628,131)
Provision (benefit) for income taxes	—	—	—	—	—	—

Total income (loss) on discontinued operations, net of taxes	$241,358	$—	$241,358	$(500,391)	$(127,740)	$(628,131)

	November 30, 2012			August 31, 2012
	Garland Facility	China Operations	Total	Garland Facility	China Operations	Total
Current assets	$—	$—	$—	$—	$—	$—
Property and equipment, net	5,401,092	—	5,401,092	5,401,092	—	5,401,092

Total assets	$5,401,092	$—	$5,401,092	$5,401,092	$—	$5,401,092

Current liabilities:
Accounts payable and accrued liabilities	$—	$—	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—	$—	$—

Net Income (Loss) per Share

The following table presents the computation of basic and diluted income (loss) per common share attributable to the Company:

	Three months ended November 30,
	2012	2011
Basic and diluted income (loss) per common share:
Numerator:
Income (loss) from continuing operations	$170,304	$(1,343,477)
Less: Net loss attributable to noncontrolling interest	2,798	27,515

Income (loss) from continuing operations attributable to Dynacq Healthcare, Inc.	173,102	(1,315,962)
Discontinued operations, net of income taxes	241,358	(628,131)

Net income (loss) attributable to Dynacq Healthcare, Inc.	$414,460	$(1,944,093)

Denominator:
Basic and diluted average common shares outstanding	14,543,626	14,426,960

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Dynacq Healthcare, Inc.	$0.01	$(0.09)
Discontinued operations, net of income taxes	0.02	(0.04)

Net income (loss) attributable to Dynacq Healthcare, Inc.	$0.03	$(0.13)

Basic net income (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net income (loss) per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to approximately 2,310,000 shares and 2,166,000 shares for the quarters ended November 30, 2012 and 2011, respectively.

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

The purpose of the 2011 Plan is to strengthen the Company by providing an incentive to its employees, officers, consultants and directors and encouraging them to devote their abilities and industry to the success of the Company’s business enterprise. It is intended that this purpose be achieved by extending to employees, officers, consultants and directors of the Company and its subsidiaries an added long-term incentive for high levels of performance and unusual efforts through the grant of incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance awards and restricted stock. The Company has reserved 15,000,000 shares of common stock for issuance under the 2011 Plan.

On November 14, 2011, the Compensation Committee granted stock options to purchase an aggregate of 200,000 shares under the 2011 Plan, with a weighted average exercise price of $1.07 to two employees. These stock options were canceled before vesting.

On January 12, 2012, the Compensation Committee granted stock options to purchase 250,000 shares under the 2011 Plan, with an exercise price of $1.10 to the Company’s chief executive officer, Eric K. Chan. These stock options vest in annual installments of 25 percent beginning on the first anniversary date, and expire after ten years. The shares underlying these stock options are registered under the Securities Act.

On February 6, 2012, the Compensation Committee granted stock options to purchase an aggregate of one million shares under the 2011 Plan, with a weighted average exercise price of $1.00 to various employees. Of these grants, 900,000 stock options were canceled before vesting as of November 30, 2012, and the remaining 100,000 stock options also were canceled before vesting during the quarter ended February 28, 2013.

As of November 30, 2012, there remain 350,000 shares to be issued upon exercise of outstanding options, and 14,650,000 shares which can be issued under the 2011 Plan after giving effect to shares issued and canceled.

2000 Incentive Plan

The Company’s 2000 Incentive Plan (“2000 Plan”) provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the 2000 Plan. The 2000 Plan does not have a fixed termination date, provided that no incentive stock option can be granted subsequent to August 29, 2011. As of November 30, 2012, there remain 1,579,566 shares to be issued upon exercise of outstanding options, and no new stock options awards will be issued under the 2000 Plan.

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

The following table summarizes the stock option activities for the quarter ended November 30, 2012 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, August 31, 2012	2,791	$1.92	$—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired or canceled	(861)	1.20	—	—

Outstanding, November 30, 2012	1,930	$2.25	$—	$—

For the quarters ended November 30, 2012 and 2011, there were no stock options exercised.

The following summarizes information related to stock options outstanding as of November 30, 2012, and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$1.00 – 1.10	350	7.8	$1.07	—	$—
$1.86	811	8.6	1.86	236	1.86
$2.50 – 2.75	560	0.6	2.54	560	2.54
$4.90	209	2.0	4.90	209	4.90

Total	1,930	5.4	$2.31	1,005	$2.87

For the quarters ended November 30, 2012 and 2011, stock-based compensation expense associated with the Company’s stock options was $(33,547) and $67,689, respectively. The total unrecognized compensation expense for outstanding stock options as of November 30, 2012 was $552,000, and will be recognized, in general, over 2.8 years. The weighted average time to recognize the compensation expense is 1.4 years.

Fair Value of Financial Instruments

On September 1, 2008, the Company adopted ASC Topic 820, Fair Value Measurements and Disclosures for our financial assets and liabilities. Management uses the fair value hierarchy of ASC Topic 820, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, accounts receivable and accrued liabilities approximate fair value. ASC Topic 820 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

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

The following table summarizes our financial assets and liabilities measured and reported in the Company’s statement of financial position at fair value on a recurring basis as of November 30, 2012, segregated among the appropriate levels within the fair value hierarchy:

	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	$—	$15,445,968	$—
Trading securities	1,339,903	—	—

The Company’s investments in Level 1 are in equity stocks at a cost of $2,047,390. The Company’s investments in Level 2 are in perpetual bonds traded on the European markets, at a cost of $7,984,646.

Foreign Currency Translation

The functional currency of the Company as a whole, including Sino Bond in Hong Kong, is the U.S. Dollar. The Company had designated the Chinese Yuan Renminbi as the functional currency for its subsidiaries in mainland China in prior years. Assets and liabilities were translated into U.S. dollars using current exchange rates as of the balance sheet date. Income and expense were translated at average exchange rates prevailing during the period. The effects of foreign currency translation adjustments were included as a component of Accumulated Other Comprehensive Income within Stockholders’ Equity.

Revenue Recognition

The Company’s revenue recognition policy is significant because net patient service revenue is a primary component of its results of operations. Revenue is recognized as services are delivered. The determination of the amount of revenue to be recognized in connection with the Company’s services is subject to significant judgments and estimates, which are discussed below.

The Company has established billing rates for its medical services which it bills as gross revenue as services are delivered. Gross billed revenues are then reduced by the Company’s estimate of the discount (contractual allowance) to arrive at net patient service revenues. Net patient service revenues may not represent amounts ultimately collected. The Company adjusts current period revenue for differences in estimated revenue recorded in prior periods and actual cash collections.

Contractual Allowance

The Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received, up to 30 days after the end of the period, for the services performed and also estimating amounts collectible for the services performed within the last six months. The following table shows gross revenues and contractual allowances for the three months ended November 30, 2012 and 2011:

	2012	2011
Gross billed charges	$4,647,003	$5,054,115
Contractual allowance	3,128,976	3,209,142

Net revenue	$1,518,027	$1,844,973

Contractual allowance percentage	67%	63%

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

Should we disagree with the amount of reimbursement provided by a third-party payer, we are required to pursue the MDR process at the TDWC to request proper reimbursement for services. From January 2007 to November 2008, the Company had been successful in its pursuit of collections regarding the stop-loss cases pending before the State Office of Administrative Hearings (“SOAH”), receiving positive rulings in over 90% of its claims presented for administrative determination. The 2007 district court decision upholding our interpretation of the statute as applied to the stop-loss claims was appealed by certain insurance carriers, and on November 13, 2008 the Third Court of Appeals determined that in order for a hospital to be reimbursed at 75% of its usual and customary audited charges for an inpatient admission, the hospital must not only bill at least $40,000, but also show that the admission involved unusually costly and unusually extensive services. Procedurally, the decision means that each case where a carrier raised an issue regarding whether the services provided were unusually costly or unusually extensive would be remanded to either SOAH or MDR for a case-by-case determination of whether the services provided meet these standards. As a result of the Third Court of Appeals opinion, any stop-loss cases pending at SOAH have been remanded to the TDWC since these cases have not been reviewed or decided by the two-prong standard decided by the Third Court of Appeals. The SOAH Administrative Law judges determined that the most appropriate location for these cases is the TDWC, pending a final, non-appealable decision.

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

Through November 2012, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $4.0 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. In fiscal year 2011, the Company deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. Additionally, the Company has deposited $198,000 in September 2012 for another year’s interest in order to continue to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.8 million, not including prejudgment interest. As of November 30, 2012, the Company has accrued this amount of $7.8 million, and an additional amount of $1.8 million in interest payable, as accrued liabilities. The Company has appealed the judgments requiring a refund to the carriers. The briefs of the parties have been filed with the court of appeals and oral argument has been held, and the Company is now waiting for the court of appeals to act on the appeals. While the appeals are pending, the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive will continue. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and may be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in many of the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured.

Claims regarding payment for ambulatory surgical center and hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and ultimately in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges. In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases, which were appealed to the Travis County district courts, challenged the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling was appealed to and was upheld by the Third Court of Appeals on August 26, 2010. The Texas Supreme Court denied a petition asking for review of the Third Court of Appeals decision. The unfavorable interpretation by the Texas Court of Appeal in our lead case negatively affects the recovery of additional reimbursement, not only in the lead case, but in the remaining 178 cases. Consequently, the Company is bound by the Third Court of Appeals’ ruling that interprets the applicable statute and fee guideline to require that the amount that will be paid to a provider must not only be at a “fair and reasonable rate” but also must “ensure the quality of medical care” and “achieve effective cost control” and be the same or less than that charged to others with an equivalent standard of living. This ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided from 2001 to 2004 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008, when the Guidelines took effect. Since the Third Court of Appeals’ unfavorable ruling, collection, if any, in these cases depends on the Company’s ability to establish the criteria in this ruling. The Company was given the opportunity to establish the criteria in approximately 80 cases, which were set for hearing on the merits from March through May 2012 and was unsuccessful. Additionally, the Company will have the opportunity to continue to establish the criteria in several thousand cases currently pending at SOAH during the 2013 fiscal year.

Due to the uncertainties regarding the accounts receivable in the MDR process, the 2008 and 2010 Third Court of Appeals’ opinions and our legal counsel’s advice that settlements with insurance carriers had virtually stopped, the Company had fully reserved all accounts receivable related to the MDR process as of August 31, 2008. Currently the Company has resumed settlement negotiations with insurance carriers for ambulatory surgical center and hospital outpatient cases. Any monies collected for these MDR accounts receivable is being recorded as current period’s net patient service revenues.

Accounts Receivable

Accounts receivable represent net receivables for services provided by the Company. At each balance sheet date management reviews the accounts receivable for collectibility and provides full allowance reserves for any accounts receivable deemed uncollectible.

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

Noncontrolling Interest

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as noncontrolling interest. Noncontrolling interest reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interest ranged from 1% to 1.75% at November 30, 2012).

Other Comprehensive Income (Loss)

The following table presents information about items reclassified out of accumulated other comprehensive income (loss) by component for the quarter ended November 30, 2012 (net of tax):

	Change in Foreign Currency Translation Adjustment	Change in Fair Value of Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of August 31, 2012	$8,196	$8,411,128	$8,419,324

Other comprehensive income before reclassifications	—	1,199,005	1,199,005
Amounts reclassified from accumulated other comprehensive income	(8,196)	(2,199,500)	(2,207,696)

Net current-period other comprehensive loss	(8,196)	(1,000,495)	(1,008,691)

Balance as of November 30, 2012	$—	$7,410,633	$7,410,633

The following table presents a subtotal for each significant reclassification to net income out of accumulated other comprehensive income (loss) and the line item affected in the consolidated statement of operations during the quarter ended November 30, 2012:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Gain on foreign currency translation adjustment	$12,610	Rent and other income
Tax provision	(4,414)	Accrued liabilities

	$8,196

Gain on call of available for sale securities	$2,199,500	Rent and other income
Tax provision	—

	$2,199,500

Contingencies

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company recognized, in fiscal year 2011, an increase of $12.9 million in the contractual allowance and related interest expense at our Pasadena and Garland facilities. For a detailed discussion of this, see Revenue Recognition Policy under Notes to Consolidated Financial Statements. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $4.0 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. In fiscal year 2011, the Company deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.8 million, not including prejudgment interest. As of November 30, 2012, the Company has accrued this amount of $7.8 million, and an additional amount of $1.8 million in interest payable, as accrued liabilities. The Company has appealed the judgments requiring a refund to the carriers. The briefs of the parties have been filed with the court of appeals and oral argument has been held, and the Company is now waiting for the court of appeals to act on the appeals. While the appeals are pending, the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive will continue. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and may be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in many of the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured.

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

Recent Accounting Pronouncements

In June 2011, the FASB amended its guidance governing the presentation of comprehensive income. The amended guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement referred to as the statement of comprehensive income or in two separate, but consecutive, statements. While the options for presenting other comprehensive income change under the guidance, other portions of the current guidance will not change. For public entities, these changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this standard on September 1, 2012, and it did not have a material impact on our consolidated financial position or results of operations.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2013-02, which requires additional disclosures on the effect of significant reclassifications out of accumulated other comprehensive income. The ASU requires a company that reports other comprehensive income to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional details about those amounts. This ASU is effective for fiscal years beginning after December 15, 2012, and was adopted early by us on September 1, 2012. As it only requires additional disclosure, the adoption of this ASU had no impact on our consolidated financial position or results of operations.

Industry Segments and Geographic Information

The Industry Segment “U.S. Division” comprises of the Company’s Pasadena facility. The Company at the present time has the U.S. Division and the Corporate Division.

Certain previously reported financial information has been reclassified to conform to the current period’s presentation.

Corporate Division

The Company signed a commercial contract of sale on March 7, 2013 to sell its Garland facility. The sale is expected to close in June 2013. Based on the sales price, the Company took an impairment charge of approximately $1.1 million during the quarter ended August 31, 2012. The Company closed the Garland facility on September 30, 2011, and accordingly its operations are classified as discontinued operations.

The Company has discontinued operations of all its foreign subsidiaries, except for Sino Bond. We have accounted for the operations of our subsidiary in China, Dynacq Huai Bei Healthcare, Inc., as discontinued operations, and have reclassified prior period financial statements to exclude them from continuing operations.

The Company organized Sino Bond Inc. Limited, a Hong Kong corporation (“Sino Bond”) to hold and manage investments in Hong Kong. Sino Bond invests in debt and equity securities in Europe and Asia, including initial public offerings and pre-initial public offerings.

The Company invests in various marketable securities. During the quarter ended November 30, 2012, one particular security was called on which the Company had a gain of approximately $2.2 million. As of November 30, 2012, the balance of these securities is valued at approximately $15.4 million. During the quarters ended November 30, 2012 and 2011, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had a net gain (loss) of $58,378 and $(165,592), respectively.

The Corporate Division includes interest and other income related to its investments in securities, corporate personnel compensation expenses, and general and administrative expenses. Such expenses and income are not allocated to our operating division, as they relate to our general corporate activities.

We generally evaluate performance based on profit or loss from operations before income taxes and non-recurring charges and other criteria. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no transfers between segments.

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended November 30,
	2012	2011
Revenues from external customers
Net patient service revenues
U.S. Division	$1,518,027	$1,844,973
Corporate	—	—

Consolidated	$1,518,027	$1,844,973

Income (loss) before taxes and discontinued operations
U.S. Division	$(700,508)	$(404,649)
Corporate	870,812	(938,828)

Consolidated	$170,304	$(1,343,477)

	November 30, 2012	August 31, 2012
Total Assets
U.S. Division	$8,271,100	$8,072,893
Corporate	30,050,045	32,711,311

Assets of continuing operations	38,321,145	40,784,204
Assets of discontinued operations	5,401,092	5,401,092

Consolidated	$43,722,237	$46,185,296

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Such forward-looking statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the risks and uncertainties described in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2012. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You must read the following discussion of the results of our business and our operations and financial condition in conjunction with our consolidated financial statements, including the notes, included in this quarterly report on Form 10-Q and our audited consolidated financial statements, including the notes, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended November 30, 2012. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2012.

Results of Operations

	Three Months Ended November 30, 2012			Three Months Ended November 30, 2011
	U.S. Division	Corporate	Total	U.S. Division	Corporate	Total
Net patient service revenue	$1,518,027	$—	$1,518,027	$1,844,973	$—	$1,844,973

Costs and expenses:
Compensation and benefits	892,287	496,537	1,388,824	965,014	712,355	1,677,369
Medical services and supplies	395,540	—	395,540	223,118	—	223,118
Other operating expenses	726,940	1,845,311	2,572,251	813,236	464,007	1,277,243
Depreciation and amortization	112,241	11,511	123,752	109,432	25,087	134,519

Total costs and expenses	2,127,008	2,353,359	4,480,367	2,110,800	1,201,449	3,312,249

Operating loss	(608,981)	(2,353,359)	(2,962,340)	(265,827)	(1,201,449)	(1,467,276)

Other income (expense):
Rent and other income	48,453	2,920,638	2,969,091	9,701	(2,304)	7,397
Interest income	—	304,814	304,814	—	267,726	267,726
Interest expense	(139,980)	(1,281)	(141,261)	(148,523)	(2,801)	(151,324)

Total other income (expense), net	(91,527)	3,224,171	3,132,644	(138,822)	262,621	123,799

Income (loss) before income taxes from continuing operations	$(700,508)	$870,812	170,304	$(404,649)	$(938,828)	(1,343,477)

Provision (benefit) for income taxes			—			—

Income (loss) from continuing operations			170,304			(1,343,477)
Discontinued operations, net of income taxes			241,358			(628,131)

Net income (loss)			411,662			(1,971,608)
Less: Net loss attributable to noncontrolling interest			2,798			27,515

Net income (loss) attributable to Dynacq Healthcare, Inc.			$414,460			$(1,944,093)

Operational statistics (Number of medical procedures) for Pasadena facility:
Inpatient:
Bariatric	10			17
Orthopedic	2			1
Other	12			31

Total inpatient procedures	24			49

Outpatient:
Orthopedic	34			25
Other	145			80

Total outpatient procedures	179			105

Total procedures	203			154

Three Months Ended November 30, 2012 Compared to the Three Months Ended November 30, 2011

U.S. Division

Through November 2012, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $3.7 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. In fiscal year 2011, the Company deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.8 million, not including prejudgment interest. As of November 30, 2012, the Company has accrued this amount of $7.8 million, and an additional amount of $1.8 million in interest payable, as accrued liabilities. The Company has appealed the judgments requiring a refund to the carriers. The briefs of the parties have been filed with the court of appeals and the Company is now waiting for the court of appeals to act on the appeals. While the appeals are pending, the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive will continue. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and may be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured.

Net patient service revenue decreased by $326,946, or 18%, from $1,844,973 to $1,518,027, and total surgical cases increased by 32% from 154 cases for the quarter ended November 30, 2011 to 203 cases for the quarter ended November 30, 2012. While the number of cases increased by 32%, net patient service revenue decreased by 18%, primarily due to a change in the surgical mix of cases. Decreases in net patient revenues is due to lower number of inpatient cases, from 49 to 24, and also due to an increase in contractual allowance as a percentage of gross revenue from 63% to 67% for the quarters ended November 30, 2011 and 2012, respectively.

Total costs and expenses increased by $16,208, or 1%, from $2,110,800 for the quarter ended November 30, 2011 to $2,127,008 for the quarter ended November 30, 2012. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $72,727, or 8%, primarily associated with reduction in workforce due to lower net patient service revenues.

•	Medical services and supplies expenses increased by $172,422, or 77%, primarily due to a 32% increase in the number of cases, and also due to write-off of obsolete supplies.

•	Other operating expenses decreased by $86,296, or 11%, primarily associated with lower net patient service revenues.

Other income (expense) for the quarters ended November 30, 2012 and 2011 includes interest expense of $(139,980) and $(148,523), respectively, primarily associated with the stop-loss cases discussed above.

Corporate Division

Compensation and benefits for the Corporate Division includes all corporate personnel compensation and benefits. It also includes $(33,547) and $67,689 of non-cash compensation expense for the quarters ended November 30, 2012 and 2011, respectively, related to employees’ incentive stock options granted in fiscal years 2007, 2011 and 2012. The negative expense in the quarter ended November 30, 2012 is the result of reversal of expenses for forfeiture of the unvested stock options. Apart from the stock option expense discussed above, the decrease in 2012, compared to 2011, of 18% is primarily due to a reduction in corporate staff.

Other operating expenses include all corporate general and administrative expenses, including other professional fees such as legal expenses and audit expenses. It increased by $1,381,304, from $464,007 for the quarter ended November 30, 2011 to $1,845,311 for the quarter ended November 30, 2012. The increase in other operating expenses is due to a significant increase in legal and other professional fees by approximately $1,312,000 primarily for the internal investigation discussed in note 16 to our consolidated financial statements for the fiscal year ended August 31, 2012.

Rent and other income (expense) increased by $2,922,942, from $(2,304) in other expense, net, for the quarter ended November 30, 2011 to $2,920,638 in other income, net, for the quarter ended November 30, 2012. Rent and other income for the quarter ended November 30, 2012 includes (a) a gain of $2,199,500 on a bond called during the quarter, (b) a gain of $480,108 on the sale of the apartment in Hong Kong, (c) an amount of $139,280 in foreign currency gains, (d) a gain of $58,378 in trading securities, and (e) miscellaneous other income of $43,372. Rent and other income for the quarter ended November 30, 2011 includes (a) an amount of $127,107 in foreign currency gains, (b) a loss of $165,592 in trading securities, and (c) miscellaneous other income of $36,180.

Interest income of $304,814 and $267,726 for the quarter ended November 30, 2012 and 2011, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of November 30, 2012, based on the other observable inputs and market data as of that date. As of November 30, 2012, these securities are valued at approximately $15.4 million. Unrealized gains in these investments of $7.4 million are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at November 30, 2012. During the quarters ended November 30, 2012 and 2011, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had gains (losses) of $58,378 and $(165,592), respectively.

Discontinued Operations

The Company closed the Garland facility on September 30, 2011, and accordingly its operations for the fiscal year 2012 and the quarter ended November 30, 2012 continues to be classified as discontinued operations. The Company signed a commercial contract of sale on March 7, 2013 to sell its Garland facility. The sale is expected to close in June 2013. Net patient service revenue for the quarter ended November 30, 2012 was $210,825, due to receipts on old accounts receivable that were fully reserved earlier per the Company’s revenue recognition policy. Net patient service revenue for the quarter ended November 30, 2011 was $224,876.

Total costs and expenses for the Garland facility for the quarters ended November 30, 2012 and 2011 were $290 and $714,522, respectively.

In previous years, the Corporate Division included costs and expenses incurred at certain of its subsidiaries in China while pursuing various projects. All of the Company’s foreign subsidiaries, except for Sino Bond, have been classified as discontinued operations, and exited completely in August 2012. Loss before income taxes in these subsidiaries was $127,740 for the quarter ended November 30, 2011.

Income Taxes

For the quarter ended November 30, 2012, the Company did not recognize any provision for income taxes since the Company anticipates to incur a loss for the fiscal year ending August 31, 2013, and it also has net operating loss carry forward. A benefit for income taxes was not recognized in the quarter ended November 30, 2011 due to the uncertainty of the Company’s ability to recognize the benefit from the carry forward net operating losses. The Company has recorded a full valuation allowance against the deferred tax asset.

Liquidity and Capital Resources

Our fiscal year 2012 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Cash flow used in operating activities for continuing activities was $2,991,661 during the quarter ended November 30, 2012. The Company had a net income before discontinued operations of $173,102; however, offsetting this were (a) net gains on one of the available-for-sale securities the Company was holding being called, and on equity securities, of $2,257,878, (b) gains of $480,108 on sale of the apartment in Hong Kong, and (c) decreases in accounts payable and accrued liabilities of $707,063.

In addition, cash flow provided by operating activities for discontinued operations was $241,358 during the quarter ended November 30, 2012, primarily due to cash receipts on old accounts receivable which were fully reserved for.

Total cash flow used in operating activities for continuing and discontinued operations combined was $2,750,303 during the quarter ended November 30, 2012.

Cash flows from investing activities

Cash flow provided by investing activities for continuing activities was $5,014,220, due to (a) sales proceeds of $2,650,000 on one of the available-for-sale securities the Company was holding being called, and (b) sales proceeds of $2,365,017 for the apartment in Hong Kong.

Cash flows from financing activities

Cash flow used in financing activities for continuing activities was $1,125,420, of which $1,100,737 was for repayment of mortgage loan on the apartment in Hong Kong that was sold in the quarter ended November 30, 2012.

The Company had working capital of $7,197,491 as of November 30, 2012 and maintained a liquid position by a current ratio of approximately 1.5 to 1.

We believe we will be able to meet our ongoing liquidity and cash needs for fiscal year 2013 through the combination of available cash and cash flows from operations.

Recent Accounting Pronouncements

See notes to the Consolidated Financial Statements—Recent Accounting Pronouncements, which is incorporated here by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2012, our disclosure controls and procedures were not effective. This conclusion is based on the material weaknesses and significant deficiencies in internal control over financial reporting that existed as of November 30, 2012, as described below, which may have compromised our ability to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. As further described below, we have determined that as of April 2013, these material weaknesses and significant deficiencies were remediated, but we had not determined as of November 30, 2012 that they were remediated.

Changes in Internal Control over Financial Reporting.

As previously described in Management’s Report on Internal Control over Financial Reporting in “Item 9A” of our annual report on Form 10-K for the fiscal year ended August 31, 2012, for the five fiscal years ended on August 31, 2012, we did not maintain effective internal control over financial reporting due to the existence of certain material weaknesses and significant deficiencies, including a material weakness related to a failure of internal controls designed to limit the ability of management to override our system of internal controls, a material weakness related to a former executive officer’s misrepresentations of certain information to our previous independent auditor, and a significant deficiency related to a lack of objectivity by our former executive officers with respect to accounting decisions. As also described in the 10-K, we conducted a review of our internal control and compliance policies and procedures, and during November and December of 2012, implemented two changes to these policies and procedures; specifically, for all accounts payable disbursements, both our Chief Executive Officer and Chief Financial Officer (formerly our Corporate Controller) sign all check requests, and for all payroll changes (including new hires, terminations and pay rate changes), both our Chief Executive Officer and Chief Financial Officer sign the approval form for such payroll changes. Based on an assessment performed by management that was completed in April 2013, we believe these two changes to our internal control and compliance policies and procedures have materially affected our internal control over financial reporting. As of April 2013, we believe these changes, coupled with the previous changes to our internal control described in our 10-K, have cured the material weaknesses and significant deficiencies described above, but we will continue to monitor the effects of the changes.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our Texas facilities’ fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Revenue Recognition, as well as Business – Government Regulation – Texas Workers’ Compensation Systems in our Form 10-K for the fiscal year ended August 31, 2012, for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it is currently a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 1A. Risk Factors.

The Company’s Risk Factors as disclosed in its Form 10-K for the year ended August 31, 2012 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

** 101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNACQ HEALTHCARE, INC.

Date: May 29, 2013	By:	/s/ Eric K. Chan
Eric K. Chan
Chief Executive Officer
(duly authorized officer)

Date: May 29, 2013	By:	/s/ Hemant Khemka
Hemant Khemka
Chief Financial Officer
(principal financial and accounting officer)

INDEX OF EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

** 101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.