Form 10-Q
period 2013-02-28
DYNACQ HEALTHCARE INC
filed 2013-05-29
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	February 28, 2013	August 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,125,159	$10,638,217
Accounts receivable, net of allowances of approximately $183,245,000 and $187,478,000 at February 28, 2013 and August 31, 2012, respectively	596,699	797,964
Inventories	288,632	408,961
Trading securities	1,811,910	1,280,518
Interest receivable	106,993	167,229
Prepaid expenses	197,127	423,659
Income tax receivable	569,430	569,430
Assets of discontinued operations	5,087,891	5,401,092

Total current assets	19,783,841	19,687,070
Investments available-for-sale	16,441,102	16,828,886
Investment in real estate, net	—	1,889,395
Property and equipment, net	6,509,416	6,655,820
Income tax receivable	868,249	868,249
Other assets	206,082	255,876

Total assets	$43,808,690	$46,185,296

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	February 28, 2013	August 31, 2012
	(Unaudited)
Liabilities and equity
Current liabilities:
Accounts payable	$1,683,487	$2,271,436
Accrued liabilities	11,490,297	11,763,362
Current portion of notes payable	39,342	105,735
Current portion of capital lease obligations	166,814	101,696

Total current liabilities	13,379,940	14,242,229
Non-current liabilities:
Long-term portion of notes payable	27,103	1,074,187
Long-term portion of capital lease obligations	83,801	87,465

Total liabilities	13,490,844	15,403,881

Commitments and contingencies
Equity:
Dynacq stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 14,543,626 shares issued at February 28, 2013 and August 31, 2012	14,544	14,544
Additional paid-in capital	10,183,574	10,172,794
Accumulated other comprehensive income	8,387,456	8,419,324
Retained earnings	11,668,786	12,108,494

Total Dynacq stockholders’ equity	30,254,360	30,715,156

Non-controlling interest	63,486	66,259

Total equity	30,317,846	30,781,415

Total liabilities and equity	$43,808,690	$46,185,296

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net patient service revenue	$1,437,822	$966,716	$2,955,849	$2,811,689

Costs and expenses:
Compensation and benefits	1,394,940	2,019,222	2,783,764	3,696,591
Medical services and supplies	374,986	343,508	770,526	566,626
Other operating expenses	1,122,331	1,331,511	3,694,582	2,608,754
Depreciation and amortization	121,743	139,657	245,495	274,176

Total costs and expenses	3,014,000	3,833,898	7,494,367	7,146,147

Operating loss	(1,576,178)	(2,867,182)	(4,538,518)	(4,334,458)

Other income (expense):
Rent and other income	561,979	1,257,888	3,531,070	1,265,285
Interest income	170,840	319,965	475,654	587,691
Interest expense	(139,512)	(143,265)	(280,773)	(294,589)

Total other income, net	593,307	1,434,588	3,725,951	1,558,387

Loss before income taxes from continuing operations	(982,871)	(1,432,594)	(812,567)	(2,776,071)
Provision (benefit) for income taxes	—	—	—	—

Loss from continuing operations	(982,871)	(1,432,594)	(812,567)	(2,776,071)
Discontinued operations, net of income taxes	128,728	(189,796)	370,086	(817,927)
Loss on disposal of discontinued operations, net of income taxes	—	(229,201)	—	(229,201)

Net loss	(854,143)	(1,851,591)	(442,481)	(3,823,199)
Less: Net (income) loss attributable to noncontrolling interest	(25)	56,005	2,773	83,520

Net loss attributable to Dynacq Healthcare, Inc.	$(854,168)	$(1,795,586)	$(439,708)	$(3,739,679)

Basic and diluted income (loss) per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.07)	$(0.10)	$(0.06)	$(0.19)
Discontinued operations, net of income taxes	0.01	(0.01)	0.03	(0.06)
Loss on disposal of discontinued operations, net of income taxes	—	(0.02)	—	(0.02)

Net loss attributable to Dynacq Healthcare, Inc.	$(0.06)	$(0.13)	$(0.03)	$(0.27)

Basic and diluted average common shares outstanding	14,543,626	14,456,127	14,543,626	14,443,627

Amounts attributable to Dynacq Healthcare, Inc.:
Loss from continuing operations	$(982,896)	$(1,376,589)	$(809,794)	$(2,692,551)
Discontinued operations, net of income taxes	128,728	(189,796)	370,086	(817,927)
Loss on disposal of discontinued operations, net of income taxes	—	(229,201)	—	(229,201)

Net loss attributable to Dynacq Healthcare, Inc.	$(854,168)	$(1,795,586)	$(439,708)	$(3,739,679)

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net loss	$(854,143)	$(1,851,591)	$(442,481)	$(3,823,199)

Other comprehensive income (loss), net of taxes:
Net change in foreign currency translation adjustment, net of taxes of $-0-, $(394,529), $(4,414) and $(514,617), respectively	—	(723,079)	(8,196)	(946,099)
Net change in fair value of available-for-sale securities, net of taxes of $-0-, $1,293,508, $-0- and $(97,599), respectively	976,823	2,402,230	(23,672)	(181,256)

Other comprehensive income (loss)	976,823	1,679,151	(31,868)	(1,127,355)

Comprehensive income (loss)	122,680	(172,440)	(474,349)	(4,950,554)
Less comprehensive (income) loss attributable to noncontrolling interest	(25)	56,005	2,773	83,520

Comprehensive income (loss) attributable to Dynacq Healthcare, Inc.	$122,655	$(116,435)	$(471,576)	$(4,867,034)

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	February 28, 2013	February 29, 2012
Cash flows from operating activities
Net loss	$(439,708)	$(3,739,679)
Less (income) loss from discontinued operations, net of income taxes	(370,086)	1,047,128

Net loss before discontinued operations	(809,794)	(2,692,551)
Adjustments to reconcile net loss before discontinued operations to net cash from operating activities:
Depreciation and amortization	245,495	274,176
(Gain) loss on sale of investments available-for-sale and trading securities	(2,731,173)	57,101
Gain on sale of investment in real estate	(480,108)	—
Deferred income taxes	—	(1,655,662)
Noncontrolling interest	(2,773)	(83,520)
Stock based compensation	10,780	149,934
Gain on sale of assets	(27,509)	—
Charge for non-controlling interest sale and issuance of stock awards	—	166,666
Foreign currency exchange (gains) losses	(94,120)	152,435
Changes in operating assets and liabilities:
Accounts receivable	201,264	691,455
Interest receivable	60,237	13,493
Inventories	120,330	76,332
Prepaid expenses	226,533	74,293
Other assets	49,793	5,210
Accounts payable	(587,949)	(371,967)
Accrued liabilities	(236,445)	(4,746,921)

Cash from continuing activities	(4,055,439)	(7,889,526)

Cash from discontinued activities	370,086	(765,170)

Net cash from operating activities	(3,685,353)	(8,654,696)

Cash flows from investing activities
Sale proceeds of investments available-for-sale	2,650,000	—
Sales proceeds of investment in real estate	2,365,017	—
Purchase of equipment	(2,810)	(157,753)
Sales proceeds of equipment	14,270	—

Cash from continuing activities	5,026,477	(157,753)
Cash from discontinued activities	313,201	—

Net cash from investing activities	5,339,678	(157,753)

Cash flows from financing activities
Proceeds from notes payable	—	116,339
Principal payments on notes payable	(1,113,477)	(60,773)
Payments on capital lease	(53,906)	(46,103)
Contributions from, and distributions to, noncontrolling interest, net	—	100,000

Cash from continuing activities	(1,167,383)	109,463
Cash from discontinued activities	—	—

Net cash from financing activities	(1,167,383)	109,463

Effect of exchange rate changes on cash	—	230,293

Net change in cash and cash equivalents	486,942	(8,472,693)
Cash at beginning of period	10,638,217	24,315,160

Cash at end of period	$11,125,159	$15,842,467

Continued.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six months ended
	February 28, 2013	February 29, 2012
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$210,788	$728,788

Income taxes	$0	$0

Non cash investing and financing activities:
Unrealized change in fair value of available-for-sale securities	$23,671	$181,256
Purchase of equipment under capital lease	115,360	—

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

February 28, 2013

(Unaudited)

General

Dynacq Healthcare, Inc., a Nevada corporation (the “Company”), is a holding company that through its subsidiaries in the United States develops and manages general acute care hospitals that principally provide specialized surgeries. The Company through its United States subsidiaries (1) owns and operates one general acute care hospital in Pasadena, Texas, and (2) owns one general acute care hospital in Garland, Texas, which was closed on September 30, 2011, and accordingly this business is classified as “Discontinued Operations” for the periods ended February 28, 2013 and February 29, 2012 (see Note below on Discontinued Operations). The Company through its subsidiary in Hong Kong also invests in debt and equity securities, including short-term investments in initial public offerings and pre-initial public offerings.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $1.0 million and $1.5 million for the three months ended February 28, 2013 and February 29, 2012, respectively, and $3.3 million and $2.7 million for the six months ended February 28, 2013 and February 29, 2012, respectively. These financial statements should be read in conjunction with the audited financial statements as of August 31, 2012. Operating results for the three and six months ended February 28, 2013 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013.

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

Investments in Available-for-Sale and Trading Securities

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of February 28, 2013 and August 31, 2012, based on the other observable inputs and market data as of that date. These investments are subject to default risk. Unrealized gains in the fair value are reported in accumulated other comprehensive income, net of related income tax effect. The Company regularly monitors its investment portfolio for any decline in fair value that is other than temporary and records any such impairment as an impairment loss. The determination on the gain or loss on the sale of any security is specific identification method.

The Company also invests in initial public offerings of equity securities on the Hong Kong Stock Exchange. These investments are classified as trading securities, and are carried at fair value as of February 28, 2013 and August 31, 2012. These investments are subject to fluctuations in the market price. During the six months ended February 28, 2013 and February 29, 2012, the Company had a net gain (loss) of $531,673 and $(57,101), respectively, in these securities.

Investment in Real Estate and Notes Payable

In October 2012, the Company sold the apartment in Hong Kong, which was purchased in March 2010 as an investment in real estate. The net proceeds from the sale of the apartment were $1,273,403, after repayment of the associated note payable, and the gain on the sale was $480,108. Depreciation expense associated with the apartment was $-0- and $12,912 for the three months ended February 28, 2013 and February 29, 2012, respectively, and $4,304 and $25,824 for the six months ended February 28, 2013 and February 29, 2012, respectively.

In November 2011 and September 2010, the Company borrowed $116,339 and $65,000 as notes payable from a financial institution at an interest rate of 4.5% and 6%, which notes are to be repaid in 36 and 24 monthly installments, respectively, and are secured by specific equipment purchased at our Pasadena facility. The $65,000 note payable was fully repaid during the quarter ended November 30, 2012. The Company paid down $21,862 during the six months ended February 28, 2013, and the current and long-term portions of the notes payable as of February 28, 2013 are $39,342 and $27,103, respectively.

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

The Company had $5,087,891 of assets of discontinued operations and no liabilities of discontinued operations as of February 28, 2013 associated with its Garland facility, which closed on September 30, 2011. The Company signed a commercial contract of sale on March 7, 2013 to sell its Garland facility. The sale is expected to close in June 2013. Based on the sales price, the Company took an impairment charge of approximately $1.1 million during the quarter ended August 31, 2012.

The Company’s operations in China were classified as discontinued operations, and exited completely in August 2012.

The following is a summary of financial information related to our discontinued operations for the three and six months ended February 28, 2013 and February 29, 2012:

Discontinued Operations

	Three months ended February 28, 2013			Three months ended February 29, 2012
	Garland Facility	China Operations	Total	Garland Facility	China Operations	Total
Net patient service revenue	$191,333	$—	$191,333	$93,711	$—	$93,711

Costs and expenses:
Compensation and benefits	10,769	—	10,769	11,196	90	11,286
Medical services and supplies	149	—	149	46,580	—	46,580
Other operating expenses	41,307	—	41,307	195,171	17,824	212,995
Depreciation and amortization	—	—	—	—	20,630	20,630

Total costs and expenses	52,225	—	52,225	252,947	38,544	291,491

Operating income (loss)	139,108	—	139,108	(159,236)	(38,544)	(197,780)
Other income (expense), net	(10,380)	—	(10,380)	(10,311)	18,295	7,984

Income (loss) before income taxes	128,728	—	128,728	(169,547)	(20,249)	(189,796)
Provision (benefit) for income taxes	—	—	—	—	—	—

Income (loss) on discontinued operations, net of income taxes	128,728	—	128,728	(169,547)	(20,249)	(189,796)

Loss on disposal of discontinued assets	—	—	—	—	(229,201)	(229,201)
Benefit for income taxes	—	—	—	—	—	—

Loss on disposal of discontinued assets, net of income taxes	—	—	—	—	(229,201)	(229,201)

Total income (loss) on discontinued operations, net of taxes	$128,728	$—	$128,728	$(169,547)	$(249,450)	$(418,997)

	Six months ended February 28, 2013			Six months ended February 29, 2012
	Garland Facility	China Operations	Total	Garland Facility	China Operations	Total
Net patient service revenue	$402,158	$—	$402,158	$318,587	$—	$318,587

Costs and expenses:
Compensation and benefits	27,051	—	27,051	166,803	22,601	189,404
Medical services and supplies	(8,030)	—	(8,030)	267,551	—	267,551
Other operating expenses	33,494	—	33,494	533,115	161,864	694,979
Depreciation and amortization	—	—	—	—	41,097	41,097

Total costs and expenses	52,515	—	52,515	967,469	225,562	1,193,031

Operating income (loss)	349,643	—	349,643	(648,882)	(225,562)	(874,444)
Other income (expense), net	20,443	—	20,443	(21,056)	77,573	56,517

Income (loss) before income taxes	370,086	—	370,086	(669,938)	(147,989)	(817,927)
Provision (benefit) for income taxes	—	—	—	—	—	—

Income (loss) on discontinued operations, net of income taxes	370,086	—	370,086	(669,938)	(147,989)	(817,927)

Loss on disposal of discontinued assets	—	—	—	—	(229,201)	(229,201)
Benefit for income taxes	—	—	—	—	—	—

Loss on disposal of discontinued assets, net of income taxes	—	—	—	—	(229,201)	(229,201)

Total income (loss) on discontinued operations, net of taxes	$370,086	$—	$370,086	$(669,938)	$(377,190)	$(1,047,128)

	February 28, 2013			August 31, 2012
	Garland Facility	China Operations	Total	Garland Facility	China Operations	Total
Current assets	$—	$—	$—	$—	$—	$—
Property and equipment, net	5,087,891	—	5,087,891	5,401,092	—	5,401,092

Total assets	$5,087,891	$—	$5,087,891	$5,401,092	$—	$5,401,092

Current liabilities:
Accounts payable and accrued liabilities	$—	$—	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—	$—	$—

Net Income (Loss) per Share

The following table presents the computation of basic and diluted income (loss) per common share attributable to the Company:

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Basic and diluted loss per common share:
Numerator:
Loss from continuing operations	$(982,871)	$(1,432,594)	$(812,567)	$(2,776,071)
Less: Net (income) loss attributable to noncontrolling interest	(25)	56,005	2,773	83,520

Loss from continuing operations attributable to Dynacq Healthcare, Inc.	(982,896)	(1,376,589)	(809,794)	(2,692,551)
Discontinued operations, net of income taxes	128,728	(189,796)	370,086	(817,927)
Loss on disposal of discontinued operations, net of income taxes	—	(229,201)	—	(229,201)

Net loss attributable to Dynacq Healthcare, Inc.	$(854,168)	$(1,795,586)	$(439,708)	$(3,739,679)

Denominator:
Basic and diluted average common shares outstanding	14,543,626	14,456,127	14,543,626	14,443,627

Basic and diluted loss per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.07)	$(0.10)	$(0.06)	$(0.19)
Discontinued operations, net of income taxes	0.01	(0.01)	0.03	(0.06)
Loss on disposal of discontinued operations, net of income taxes	—	(0.02)	—	(0.02)

Net loss attributable to Dynacq Healthcare, Inc.	$(0.06)	$(0.13)	$(0.03)	$(0.27)

Basic net income (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net income (loss) per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to approximately 2,077,000 shares and 2,367,000 shares for the six months ended February 28, 2013 and February 29, 2012, respectively.

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

On February 6, 2012, the Compensation Committee granted stock options to purchase an aggregate of one million shares under the 2011 Plan, with a weighted average exercise price of $1.00 to various employees. All these grants were canceled before they vested.

As of February 28, 2013, there remain 250,000 shares to be issued upon exercise of outstanding options, and 14,750,000 shares which can be issued under the 2011 Plan after giving effect to shares issued and canceled.

2000 Incentive Plan

The Company’s 2000 Incentive Plan (“2000 Plan”) provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the 2000 Plan. The 2000 Plan does not have a fixed termination date, provided that no incentive stock option can be granted subsequent to August 29, 2011. As of February 28, 2013, there remain 1,400,066 shares to be issued upon exercise of outstanding options, and no new stock options awards will be issued under the 2000 Plan.

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

The following table summarizes the stock option activities for the six months ended February 28, 2013 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, August 31, 2012	2,791	$1.92	$—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired or canceled	(1,141)	1.35	—	—

Outstanding, February 28, 2013	1,650	$2.31	$—	$—

For the six months ended February 28, 2013 and February 29, 2012, there were no stock options exercised.

The following summarizes information related to stock options outstanding as of February 28, 2013, and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Share Amounts In Thousands)
$ 1.10	250	8.9	$1.10	63	$1.10
$ 1.86	737	8.4	1.86	184	1.86
$ 2.50 – 2.75	460	0.3	2.55	460	2.55
$ 4.90	203	1.8	4.90	203	4.90

Total	1,650	5.4	$2.31	910	$2.84

For the three months ended February 28, 2013 and February 29, 2012, stock-based compensation expense associated with the Company’s stock options was $44,327 and $82,244, respectively. For the six months ended February 28, 2013 and February 29, 2012, stock-based compensation expense associated with the Company’s stock options was $10,780 and $149,934, respectively. The total unrecognized compensation expense for outstanding stock options as of February 28, 2013 was $477,000, and will be recognized, in general, over 2.4 years. The weighted average time to recognize the compensation expense is 1.3 years.

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

The following table summarizes our financial assets and liabilities measured and reported in the Company’s statement of financial position at fair value on a recurring basis as of February 28, 2013, segregated among the appropriate levels within the fair value hierarchy:

	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	$—	$16,441,102	$—
Trading securities	1,811,910	—	—

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

Contractual Allowance

The Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received, up to 30 days after the end of the period, for the services performed and also estimating amounts collectible for the services performed within the last six months. The following table shows gross revenues and contractual allowances for the three and six months ended February 28, 2013 and February 29, 2012:

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Gross billed charges	$4,488,742	$3,692,503	$9,135,745	$8,746,618
Contractual allowance	3,050,920	2,725,787	6,179,896	5,934,929

Net revenue	$1,437,822	$966,716	$2,955,849	$2,811,689

Contractual allowance percentage	68%	74%	68%	68%

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

Through February 2013, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $4.2 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. The Company deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.8 million, not including prejudgment interest. As of February 28, 2013, the Company has accrued this amount of $7.8 million, and an additional amount of $1.9 million in interest payable, as accrued liabilities. The Company has appealed the judgments requiring a refund to the carriers. The briefs of the parties have been filed with the court of appeals and oral argument has been held, and the Company is now waiting for the court of appeals to act on the appeals. While the appeals are pending, the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive will continue. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and may be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in many of the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured.

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

Noncontrolling Interest

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as noncontrolling interest. Noncontrolling interest reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interest ranged from 1% to 1.75% at February 28, 2013).

Other Comprehensive Income (Loss)

The following table presents information about items reclassified out of accumulated other comprehensive income (loss) by component for the six months ended February 28, 2013 (net of tax):

	Change in Foreign Currency Translation Adjustment	Change in Fair Value of Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of August 31, 2012	$8,196	$8,411,128	$8,419,324

Other comprehensive income before reclassifications	—	2,175,828	2,175,828
Amounts reclassified from accumulated other comprehensive income	(8,196)	(2,199,500)	(2,207,696)

Net current-period other comprehensive loss	(8,196)	(23,672)	(31,868)

Balance as of February 28, 2013	$—	$8,387,456	$8,387,456

The following table presents a subtotal for each significant reclassification to net income out of accumulated other comprehensive income (loss) and the line item affected in the consolidated statement of operations during the six months ended February 28, 2013:

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

	$2,199,500

Contingencies

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company recognized, in fiscal year 2011, an increase of $12.9 million in the contractual allowance and related interest expense at our Pasadena and Garland facilities. For a detailed discussion of this, see Revenue Recognition Policy under Notes to Consolidated Financial Statements. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $4.2 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. The Company deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.8 million, not including prejudgment interest. As of February 28, 2013, the Company has accrued this amount of $7.8 million, and an additional amount of $1.9 million in interest payable, as accrued liabilities. The Company has appealed the judgments requiring a refund to the carriers. The briefs of the parties have been filed with the court of appeals and oral argument has been held, and the Company is now waiting for the court of appeals to act on the appeals. While the appeals are pending, the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive will continue. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and may be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in many of the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured.

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

The Company invests in various marketable securities. During the six months ended February 28, 2013, one particular security was called on which the Company had a gain of approximately $2.2 million. As of February 28, 2013, the balance of these securities is valued at approximately $16.4 million. During the six months ended February 28, 2013 and February 29, 2012, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had a net gain (loss) of $531,673 and $(57,101), respectively.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Revenues from external customers
Net patient service revenues
U.S. Division	$1,437,822	$966,716	$2,955,849	$2,811,689
Corporate	—	—	—	—

Consolidated	$1,437,822	$966,716	$2,955,849	$2,811,689

Income (loss) before taxes and discontinued operations
U.S. Division	$(782,269)	$(1,584,878)	$(1,482,777)	$(1,989,527)
Corporate	(200,602)	152,284	670,210	(786,544)

Consolidated	$(982,871)	$(1,432,594)	$(812,567)	$(2,776,071)

	February 28, 2013	August 31, 2012
Total Assets
U.S. Division	$11,220,675	$8,072,893
Corporate	27,500,124	32,711,311

Assets of continuing operations	38,720,799	40,784,204
Assets of discontinued operations	5,087,891	5,401,092

Consolidated	$43,808,690	$46,185,296

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

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended February 28, 2013. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2012.

Results of Operations

	Three Months Ended February 28, 2013			Three Months Ended February 29, 2012
	U.S. Division	Corporate	Total	U.S. Division	Corporate	Total
Net patient service revenue	$1,437,822	$—	$1,437,822	$966,716	$—	$966,716

Costs and expenses:
Compensation and benefits	922,853	472,087	1,394,940	964,412	1,054,810	2,019,222
Medical services and supplies	374,986	—	374,986	343,508	—	343,508
Other operating expenses	671,645	450,686	1,122,331	990,283	341,228	1,331,511
Depreciation and amortization	115,747	5,996	121,743	115,206	24,451	139,657

Total costs and expenses	2,085,231	928,769	3,014,000	2,413,409	1,420,489	3,833,898

Operating loss	(647,409)	(928,769)	(1,576,178)	(1,446,693)	(1,420,489)	(2,867,182)

Other income (expense):
Rent and other income	4,652	557,327	561,979	2,110	1,255,778	1,257,888
Interest income	—	170,840	170,840	—	319,965	319,965
Interest expense	(139,512)	—	(139,512)	(140,295)	(2,970)	(143,265)

Total other income (expense), net	(134,860)	728,167	593,307	(138,185)	1,572,773	1,434,588

Income (loss) before income taxes from continuing operations	$(782,269)	$(200,602)	(982,871)	$(1,584,878)	$152,284	(1,432,594)

Benefit for income taxes			—			—

Loss from continuing operations			(982,871)			(1,432,594)
Discontinued operations, net of income taxes			128,728			(189,796)
Loss on disposal of discontinued operations, net of income taxes			—			(229,201)

Net loss			(854,143)			(1,851,591)
Less: Net (income) loss attributable to noncontrolling interest			(25)			56,005

Net loss attributable to Dynacq Healthcare, Inc.			$(854,168)			$(1,795,586)

Operational statistics (Number of medical procedures) for Pasadena facility:
Inpatient:
Bariatric	16			13
Orthopedic	1			—
Other	9			14

Total inpatient procedures	26			27

Outpatient:
Orthopedic	31			28
Other	108			93

Total outpatient procedures	139			121

Total procedures	165			148

	Six Months Ended February 28, 2013			Six Months Ended February 29, 2012
	U.S. Division	Corporate	Total	U.S. Division	Corporate	Total
Net patient service revenue	$2,955,849	$—	$2,955,849	$2,811,689	$—	$2,811,689

Costs and expenses:
Compensation and benefits	1,815,140	968,624	2,783,764	1,929,426	1,767,165	3,696,591
Medical services and supplies	770,526	—	770,526	566,626	—	566,626
Other operating expenses	1,398,585	2,295,997	3,694,582	1,803,519	805,235	2,608,754
Depreciation and amortization	227,988	17,507	245,495	224,638	49,538	274,176

Total costs and expenses	4,212,239	3,282,128	7,494,367	4,524,209	2,621,938	7,146,147

Operating loss	(1,256,390)	(3,282,128)	(4,538,518)	(1,712,520)	(2,621,938)	(4,334,458)

Other income (expense):
Rent and other income	53,105	3,477,965	3,531,070	11,811	1,253,474	1,265,285
Interest income	—	475,654	475,654	—	587,691	587,691
Interest expense	(279,492)	(1,281)	(280,773)	(288,818)	(5,771)	(294,589)

Total other income (expense), net	(226,387)	3,952,338	3,725,951	(277,007)	1,835,394	1,558,387

Loss before income taxes from continuing operations	$(1,482,777)	$670,210	(812,567)	$(1,989,527)	$(786,544)	(2,776,071)

Benefit for income taxes			—			—

Loss from continuing operations			(812,567)			(2,776,071)
Discontinued operations, net of income taxes			370,086			(817,927)
Loss on disposal of discontinued operations, net of income taxes			—			(229,201)

Net loss			(442,481)			(3,823,199)
Less: Net loss attributable to noncontrolling interest			2,773			83,520

Net loss attributable to Dynacq Healthcare, Inc.			$(439,708)			$(3,739,679)

Operational statistics (Number of medical procedures) for Pasadena facility:
Inpatient:
Bariatric	26			30
Orthopedic	3			1
Other	21			45

Total inpatient procedures	50			76

Outpatient:
Orthopedic	65			53
Other	253			173

Total outpatient procedures	318			226

Total procedures	368			302

Three Months Ended February 28, 2013 Compared to the Three Months Ended February 29, 2012

U.S. Division

Through February 28, 2013, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $4.2 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. The Company deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.8 million, not including prejudgment interest. As of February 28, 2013, the Company has accrued this amount of $7.8 million, and an additional amount of $1.9 million in interest payable, as accrued liabilities. The Company has appealed the judgments requiring a refund to the carriers. The briefs of the parties have been filed with the court of appeals and the Company is now waiting for the court of appeals to act on the appeals. While the appeals are pending, the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive will continue. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and may be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured.

Net patient service revenue increased by $471,106, or 49%, from $966,716 to $1,437,822, and total surgical cases increased by 11% from 148 cases for the quarter ended February 29, 2012 to 165 cases for the quarter ended February 28, 2013. While the number of cases increased by 11%, net patient service revenue increased by 49%, primarily due to a change in the surgical mix of cases, and collection on old accounts receivable that were fully reserved for.

Total costs and expenses decreased by $328,178, or 14%, from $2,413,409 for the quarter ended February 29, 2012 to $2,085,231 for the quarter ended February 28, 2013. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $41,559, or 4%, primarily associated with reduction in workforce.

•	Medical services and supplies expenses increased by $31,478, or 9%, primarily due to an 11% increase in the number of cases.

•	Other operating expenses decreased by $318,638, or 32%, primarily due to efforts made by the Company to reduce costs.

Other income (expense) for the quarters ended February 28, 2013 and February 29, 2012 includes interest expense of $(139,512) and $(140,295), respectively, primarily associated with the stop-loss cases discussed above.

Corporate Division

Compensation and benefits for the Corporate Division includes all corporate personnel compensation and benefits. It also includes $44,327 and $82,244 of non-cash compensation expense for the quarters ended February 28, 2013 and February 29, 2012, respectively, related to employees’ incentive stock options granted in fiscal years 2007, 2011 and 2012. Apart from the stock option expense discussed above, the decrease in 2013, compared to 2012, was 56%. The compensation expense is lower in the current period due to a reduction in the number of corporate staff, including marketing personnel. In addition, the Company had incurred a non-cash compensation charge of $50,000 in 2012 for issuance of common stock to an employee, and had paid the former chief financial officer an additional compensation of $77,000.

Other operating expenses include all corporate general and administrative expenses, including other professional fees such as legal expenses and audit expenses. It increased by $109,458, from $341,228 for the quarter ended February 29, 2012 to $450,686 for the quarter ended February 28, 2013. The increase in other operating expenses is due to an increase in legal and other professional fees by approximately $107,000 primarily for general corporate affairs and also due to the internal investigation discussed in note 16 to our consolidated financial statements for the fiscal year ended August 31, 2012.

Rent and other income decreased by $698,451, from $1,255,778 for the quarter ended February 29, 2012 to $557,327 for the quarter ended February 28, 2013. Rent and other income for the quarter ended February 28, 2013 includes (a) a gain of $473,295 in trading securities, (b) an amount of $24,372 in foreign currency gains, and (c) miscellaneous other income of $59,660. Rent and other income for the quarter ended February 29, 2012 includes (a) a foreign currency gain of $1,422,590 realized due to the monies invested in China coming back to the U.S. (The Company had invested in its foreign subsidiaries in China during the prior few years, and due to a favorable change in exchange rates between the U.S. Dollar and the Chinese Yuan Renminbi, the Company had accumulated other comprehensive income of $1,422,590. This amount was realized as a gain during the quarter ended February 29, 2012 upon the return of investments from the Company’s foreign subsidiaries in China.); (b) a gain of $108,491 in trading securities; (c) foreign currency exchange losses of $305,181, primarily on investments in Euro bonds; and (d) miscellaneous other income of $29,878.

Interest income of $170,840 and $319,965 for the quarters ended February 28, 2013 and February 29, 2012, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of February 28, 2013, based on the other observable inputs and market data as of that date. As of February 28, 2013, these securities are valued at approximately $16.4 million. Unrealized gains in these investments of $8.4 million are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at February 28, 2013. During the quarters ended February 28, 2013 and February 29, 2012, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had gains of $473,295 and $108,491, respectively.

Discontinued Operations

The Company closed the Garland facility on September 30, 2011, and accordingly its operations for the fiscal year 2012 and the quarter ended February 28, 2013 continues to be classified as discontinued operations. The Company signed a commercial contract of sale on March 7, 2013 to sell its Garland facility. The sale is expected to close in June 2013. Net patient service revenue for the quarter ended February 28, 2013 was $191,333, due to receipts on old accounts receivable that were fully reserved earlier per the Company’s revenue recognition policy. Net patient service revenue for the quarter ended February 29, 2012 was $93,711.

Total costs and expenses for the Garland facility for the quarters ended February 28, 2013 and February 29, 2012 was $52,225 and $252,947, respectively.

In previous years, the Corporate Division included costs and expenses the Company incurred at certain of its subsidiaries in China while pursuing various projects. All of the Company’s foreign subsidiaries, except for Sino Bond, have been classified as discontinued operations, and exited completely in August 2012. Loss before income taxes in these subsidiaries was $20,249 for the quarter ended February 29, 2012. In addition, loss on disposal of discontinued operations in China was $229,201 for the quarter ended February 29, 2012.

Income Taxes

For the quarters ended February 28, 2013 and February 29, 2012, the Company did not recognize a benefit for income taxes due to the uncertainty of the Company’s ability to recognize the benefit from the carry forward of net operating losses. The Company has recorded a full valuation allowance against the deferred tax asset.

Six Months Ended February 28, 2013 Compared to the Six Months Ended February 29, 2012

U.S. Division

Through February 2013, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, the carriers have requested refunds of the payments made in the event that the SOAH decisions and orders are reversed on appeal. Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. Motions filed seeking a refund in some cases in which the awards were voluntarily paid have been granted and the Company has been ordered to refund approximately $4.2 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. The Company deposited these amounts as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. We anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.8 million, not including prejudgment interest. As of February 28, 2013, the Company has accrued this amount of $7.8 million, and an additional amount of $1.9 million in interest payable, as accrued liabilities. The Company has appealed the judgments requiring a refund to the carriers. The briefs of the parties have been filed with the court of appeals and the Company is now waiting for the court of appeals to act on the appeals. While the appeals are pending, the adjudication of those cases remanded for determinations of whether the services provided were unusually costly and unusually extensive will continue. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and may be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured.

Net patient service revenue increased by $144,160, or 5%, from $2,811,689 to $2,955,849, and total surgical cases increased by 22% from 302 cases for the six months ended February 29, 2012 to 368 cases for the six months ended February 28, 2013. While the number of cases increased by 22%, net patient service revenue increased by 5%, primarily due to a change in the surgical mix of cases. Marginal increase in net patient revenues is due to lower number of inpatient cases, from 76 to 50, which typically have higher reimbursements.

Total costs and expenses decreased by $311,970, or 7%, from $4,524,209 for the six months ended February 29, 2012 to $4,212,239 for the six months ended February 28, 2013. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $114,286, or 6%, primarily associated with reduction in workforce.

•	Medical services and supplies expenses increased by $203,900, or 36%, primarily due to a 22% increase in the number of cases, and also due to write-off of obsolete supplies.

•	Other operating expenses decreased by $404,934, or 22%, primarily due to efforts made by the Company to reduce costs.

Other income (expense) for the six months ended February 28, 2013 and February 29, 2012 includes interest expense of $(279,492) and $(288,818), respectively, primarily associated with the stop-loss cases discussed above.

Corporate Division

Compensation and benefits for the Corporate Division includes all corporate personnel compensation and benefits. It also includes $10,780 and $149,934 of non-cash compensation expense for the six months ended February 28, 2013 and February 29, 2012, respectively, related to employees’ incentive stock options granted in fiscal years 2007, 2011 and 2012. The lower expense during the six months ended February 28, 2013 is the result of reversal of expenses for forfeiture of the unvested stock options. Apart from the stock option expense discussed above, the decrease in 2013, compared to 2012, was 41%. The compensation expense is lower in the current period due to a reduction in the number of corporate staff, including marketing personnel. In addition, the Company had incurred a non-cash compensation charge in 2012 of $50,000 for issuance of common stock to an employee, and had paid the former chief financial officer an additional compensation of $77,000.

Other operating expenses include all corporate general and administrative expenses, including other professional fees such as legal expenses and audit expenses. It increased by $1,490,762, from $805,235 for the six months ended February 29, 2012 to $2,295,997 for the six months ended February 28, 2013. The increase in other operating expenses is due to a significant increase in legal and other professional fees by approximately $1,419,000 primarily for the internal investigation discussed in note 16 to our consolidated financial statements for the fiscal year ended August 31, 2012. The Company has incurred significant amounts of fees related to this investigation, and may continue to do so for the remainder of fiscal year 2013.

Rent and other income increased by $2,224,491, from $1,253,474 for the six months ended February 29, 2012 to $3,477,965 for the six months ended February 28, 2013. Rent and other income for the six months ended February 28, 2013 includes (a) a gain of $2,199,500 on a bond called during the quarter, (b) a gain of $480,108 on the sale of the apartment in Hong Kong, (c) an amount of $163,652 in foreign currency gains, (d) a gain of $531,673 in trading securities, and (e) miscellaneous other income of $103,031. Rent and other income for the six months ended February 29, 2012 includes (a) a foreign currency gain of $1,422,590 realized due to the monies invested in China coming back to the U.S. (The Company had invested in its foreign subsidiaries in China during the prior few years, and due to a favorable change in exchange rates between the U.S. Dollar and the Chinese Yuan Renminbi, the Company had accumulated other comprehensive income of $1,422,590. This amount was realized as a gain during the six months ended February 29, 2012 upon the return of investments from the Company’s foreign subsidiaries in China.); (b) a loss of $57,101 in trading securities; (c) foreign currency exchange losses of $178,074, primarily on investments in Euro bonds; and (d) miscellaneous other income of $66,058.

Interest income of $475,654 and $587,691 for the six months ended February 28, 2013 and February 29, 2012, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

The Company has invested in various bonds. These investments are classified as available-for-sale securities, and are carried at fair value as of February 28, 2013, based on other observable inputs and market data as of that date. As of February 28, 2013, these securities are valued at approximately $16.4 million. Unrealized gains in these investments of $8.4 million are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at February 28, 2013. During the six months ended February 28, 2013 and February 29, 2012, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had gains (losses) of $531,673 and $(57,101), respectively.

Discontinued Operations

The Company closed the Garland facility on September 30, 2011, and accordingly its operations for the fiscal year 2012 and the six months ended February 28, 2013 continues to be classified as discontinued operations. The Company signed a commercial contract of sale on March 7, 2013 to sell its Garland facility. The sale is expected to close in June 2013. Net patient service revenue for the six months ended February 28, 2013 was $402,158, due to receipts on old accounts receivable that were fully reserved earlier per the Company’s revenue recognition policy. Net patient service revenue for the six months ended February 29, 2012 was $318,587.

Total costs and expenses for the Garland facility for the six months ended February 28, 2013 and February 29, 2012 were $52,515 and $967,469, respectively.

In previous years, the Corporate Division included costs and expenses the Company incurred at certain of its subsidiaries in China while pursuing various projects. All of the Company’s foreign subsidiaries, except for Sino Bond, have been classified as discontinued operations, and exited completely in August 2012. Loss before income taxes in these subsidiaries was $377,190 for the six months ended February 29, 2012.

Income Taxes

For the six months ended February 28, 2013 and February 29, 2012, the Company did not recognize a benefit for income taxes due to the uncertainty of the Company’s ability to recognize the benefit from the carry forward of net operating losses. The Company has recorded a full valuation allowance against the deferred tax asset.

Liquidity and Capital Resources

Our fiscal year 2012 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Cash flow used in operating activities for continuing activities was $4,055,439 during the six months ended February 28, 2013, primarily due to (a) a net loss before discontinued operations of $809,794, (b) net gains on one of the available-for-sale securities the Company was holding being called, and on equity securities, of $2,731,173, (c) gains of $480,108 on sale of the apartment in Hong Kong, and (d) decreases in accounts payable and accrued liabilities of $824,394. Partially offsetting these cash outflows were (a) depreciation and amortization of $245,495, and (b) reduction in prepaid expenses of $226,533, due to payment of property taxes.

In addition, cash flow provided by operating activities for discontinued operations was $370,086 during the six months ended February 28, 2013, primarily due to cash receipts on old accounts receivable which were fully reserved for.

Total cash flow used in operating activities for continuing and discontinued operations combined was $3,685,353 during the six months ended February 28, 2013.

Cash flows from investing activities

Cash flow provided by investing activities for continuing activities was $5,026,477, due to (a) sales proceeds of $2,650,000 on one of the available-for-sale securities the Company was holding being called, and (b) sales proceeds of $2,365,017 for the apartment in Hong Kong.

In addition, cash flow provided by investing activities for discontinued operations was $313,201 during the six months ended February 28, 2013, primarily due to sale of equipment.

Total cash flow provided by investing activities for continuing and discontinued operations combined was $5,339,678 during the six months ended February 28, 2013.

Cash flows from financing activities

Cash flow used in financing activities for continuing activities was $1,167,383, of which $1,100,737 was for repayment of mortgage loan on the apartment in Hong Kong that was sold in the quarter ended November 30, 2012.

The Company had working capital of $6,403,901 as of February 28, 2013 and maintained a liquid position by a current ratio of approximately 1.5 to 1.

We believe we will be able to meet our ongoing liquidity and cash needs for fiscal year 2013 through the combination of available cash and cash flows from operations.

Recent Accounting Pronouncements

See notes to the Consolidated Financial Statements - Recent Accounting Pronouncements, which is incorporated here by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of February 28, 2013, our disclosure controls and procedures were not effective. This conclusion is based on the material weaknesses and significant deficiencies in internal control over financial reporting that existed as of February 28, 2013, as described below, which may have compromised our ability to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. As further described below, we have determined that as of April 2013, these material weaknesses and significant deficiencies were remediated, but we had not determined as of February 28, 2013 that they were remediated.

Changes in Internal Control over Financial Reporting.

As previously described in Management’s Report on Internal Control over Financial Reporting in “Item 9A” of our annual report on Form 10-K for the fiscal year ended August 31, 2012, for the five fiscal years ended on August 31, 2012, we did not maintain effective internal control over financial reporting due to the existence of certain material weaknesses and significant deficiencies, including a material weakness related to a failure of internal controls designed to limit the ability of management to override our system of internal controls, a material weakness related to a former executive officer’s misrepresentations of certain information to our previous independent auditor, and a significant deficiency related to a lack of objectivity by our former executive officers with respect to accounting decisions. As also described in the 10-K, we conducted a review of our internal control and compliance policies and procedures, and during November and December of 2012, implemented two changes to these policies and procedures; specifically, for all accounts payable disbursements, both our Chief Executive Officer and Chief Financial Officer (formerly our Corporate Controller) sign all check requests, and for all payroll changes (including new hires, terminations and pay rate changes), both our Chief Executive Officer and Chief Financial Officer sign the approval form for such payroll changes. Based on an assessment performed by management that was completed in April 2013, we believe these two changes to our internal control and compliance policies and procedures have materially affected our internal controls over financial reporting. As of April 2013, we believe these changes, coupled with the previous changes to our internal control described in our 10-K, have remediated the material weaknesses and significant deficiencies described above, but we will continue to monitor the effects of the changes.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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