Form 10-Q
period 2013-05-31
DYNACQ HEALTHCARE INC
filed 2013-07-02
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

As of July 1, 2013, the number of shares outstanding of the registrant’s common stock, par value $.001 per share, was 14,543,626.

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	May 31, 2013	August 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,725,715	$10,638,217
Accounts receivable, net of allowances of approximately $176,197,000 and $187,478,000 at May 31, 2013 and August 31, 2012, respectively	839,750	797,964
Inventories	320,733	408,961
Trading securities	1,386,028	1,280,518
Interest receivable	149,922	167,229
Prepaid expenses	176,588	423,659
Income tax receivable	569,430	569,430
Assets of discontinued operations	5,004,221	5,401,092

Total current assets	18,172,387	19,687,070
Investments available-for-sale	17,222,914	16,828,886
Investment in real estate, net	—	1,889,395
Property and equipment, net	6,405,494	6,655,820
Income tax receivable	868,249	868,249
Other assets	206,083	255,876

Total assets	$42,875,127	$46,185,296

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	May 31, 2013	August 31, 2012
	(Unaudited)
Liabilities and equity
Current liabilities:
Accounts payable	$1,238,382	$2,271,436
Accrued liabilities	11,619,267	11,763,362
Current portion of notes payable	39,796	105,735
Current portion of capital lease obligations	141,526	101,696

Total current liabilities	13,038,971	14,242,229
Non-current liabilities:
Long-term portion of notes payable	16,982	1,074,187
Long-term portion of capital lease obligations	76,939	87,465

Total liabilities	13,132,892	15,403,881

Commitments and contingencies
Equity:
Dynacq stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 14,543,626 shares issued at May 31, 2013 and August 31, 2012	14,544	14,544
Additional paid-in capital	10,232,915	10,172,794
Accumulated other comprehensive income	9,184,292	8,419,324
Retained earnings	10,247,029	12,108,494

Total Dynacq stockholders’ equity	29,678,780	30,715,156

Non-controlling interest	63,455	66,259

Total equity	29,742,235	30,781,415

Total liabilities and equity	$42,875,127	$46,185,296

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2013	2012	2013	2012
Net patient service revenue	$1,558,762	$920,662	$4,514,611	$3,732,351

Costs and expenses:
Compensation and benefits	1,516,005	2,300,168	4,299,769	5,996,759
Medical services and supplies	463,715	460,642	1,234,241	1,027,268
Other operating expenses	1,145,218	1,070,718	4,839,800	3,679,472
Depreciation and amortization	109,157	139,699	354,652	413,875

Total costs and expenses	3,234,095	3,971,227	10,728,462	11,117,374

Operating loss	(1,675,333)	(3,050,565)	(6,213,851)	(7,385,023)

Other income (expense):
Rent and other income	177,142	(286,066)	3,708,212	979,219
Interest income	203,310	348,924	678,964	936,615
Interest expense	(135,169)	(144,134)	(415,942)	(438,723)

Total other income (expense), net	245,283	(81,276)	3,971,234	1,477,111

Loss before income taxes from continuing operations	(1,430,050)	(3,131,841)	(2,242,617)	(5,907,912)
Provision (benefit) for income taxes	—	—	—	—

Loss from continuing operations	(1,430,050)	(3,131,841)	(2,242,617)	(5,907,912)
Discontinued operations, net of income taxes	8,262	(448,199)	378,348	(1,266,126)
Loss on disposal of discontinued operations, net of income taxes	—	—	—	(229,201)

Net loss	(1,421,788)	(3,580,040)	(1,864,269)	(7,403,239)
Less: Net loss attributable to noncontrolling interest	31	49,767	2,804	133,287

Net loss attributable to Dynacq Healthcare, Inc.	$(1,421,757)	$(3,530,273)	$(1,861,465)	$(7,269,952)

Basic and diluted income (loss) per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.10)	$(0.21)	$(0.16)	$(0.40)
Discontinued operations, net of income taxes	—	(0.03)	0.03	(0.09)
Loss on disposal of discontinued operations, net of income taxes	—	—	—	(0.02)

Net loss attributable to Dynacq Healthcare, Inc.	$(0.10)	$(0.24)	$(0.13)	$(0.51)

Basic and diluted average common shares outstanding	14,543,626	14,543,626	14,543,626	14,473,626

Amounts attributable to Dynacq Healthcare, Inc.:
Loss from continuing operations	$(1,430,019)	$(3,082,074)	$(2,239,813)	$(5,774,625)
Discontinued operations, net of income taxes	8,262	(448,199)	378,348	(1,266,126)
Loss on disposal of discontinued operations, net of income taxes	—	—	—	(229,201)

Net loss attributable to Dynacq Healthcare, Inc.	$(1,421,757)	$(3,530,273)	$(1,861,465)	$(7,269,952)

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2013	2012	2013	2012
Net loss	$(1,421,788)	$(3,580,040)	$(1,864,269)	$(7,403,239)

Other comprehensive income (loss), net of taxes:
Net change in foreign currency translation adjustment, net of taxes of $-0-, $795, $(4,414) and $(513,822), respectively	—	1,479	(8,196)	(944,620)
Net change in fair value of available-for-sale securities, net of taxes of $-0-, $(918,435), $-0- and $(1,016,034), respectively	796,836	(1,705,666)	773,164	(1,886,922)

Other comprehensive income (loss)	796,836	(1,704,187)	764,968	(2,831,542)

Comprehensive loss	(624,952)	(5,284,227)	(1,099,301)	(10,234,781)
Less comprehensive loss attributable to noncontrolling interest	31	49,767	2,804	133,287

Comprehensive loss attributable to Dynacq Healthcare, Inc.	$(624,921)	$(5,234,460)	$(1,096,497)	$(10,101,494)

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended May 31,
	2013	2012
Cash flows from operating activities
Net loss	$(1,861,465)	$(7,269,952)
Less (income) loss from discontinued operations, net of income taxes	(378,348)	1,495,327

Net loss before discontinued operations	(2,239,813)	(5,774,625)
Adjustments to reconcile net loss before discontinued operations to net cash from operating activities:
Depreciation and amortization	354,652	413,875
(Gain) loss on available-for-sale and trading securities	(2,905,850)	206,726
Gain on sale of investment in real estate	(480,108)	—
Deferred income taxes	—	(1,655,662)
Noncontrolling interest	(2,804)	(133,287)
Stock based compensation	60,121	196,070
Gain on sale of assets	(27,509)	—
Charge for non-controlling interest sale and issuance of stock awards	—	166,666
Foreign currency exchange (gains) losses	(78,159)	309,759
Changes in operating assets and liabilities:
Accounts receivable	(41,787)	736,501
Interest receivable	17,307	(40,051)
Inventories	88,228	137,309
Prepaid expenses	247,071	77,467
Other assets	49,794	(1,782)
Accounts payable	(1,033,054)	(485,088)
Accrued liabilities	(107,475)	(4,712,146)

Cash from continuing activities	(6,099,386)	(10,558,268)
Cash from discontinued activities	378,348	(1,140,326)

Net cash from operating activities	(5,721,038)	(11,698,594)

Cash flows from investing activities
Sale proceeds of available-for-sale securities	2,650,000	—
Sales proceeds of investment in real estate	2,365,017	—
Sales proceeds of trading securities	599,622	—
Purchase of equipment	(8,045)	(159,919)
Sales proceeds of equipment	14,270	—

Cash from continuing activities	5,620,864	(159,919)
Cash from discontinued activities	396,871	14,000

Net cash from investing activities	6,017,735	(145,919)

Cash flows from financing activities
Proceeds from notes payable	—	116,339
Principal payments on notes payable	(1,123,144)	(94,400)
Payments on capital lease	(86,055)	(69,839)
Contributions from, and distributions to, noncontrolling interest, net	—	100,000

Cash from continuing activities	(1,209,199)	52,100
Cash from discontinued activities	—	—

Net cash from financing activities	(1,209,199)	52,100

Effect of exchange rate changes on cash	—	235,682

Net change in cash and cash equivalents	(912,502)	(11,556,731)
Cash at beginning of period	10,638,217	24,315,160

Cash at end of period	$9,725,715	$12,758,429

Continued.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine months ended May 31,
	2013	2012
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$208,744	$737,816

Income taxes	$0	$0

Non cash investing and financing activities:
Unrealized change in fair value of available-for-sale securities	$773,164	$(1,886,922)
Purchase of equipment under capital lease	115,359	—

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

May 31, 2013

(Unaudited)

General

Dynacq Healthcare, Inc., a Nevada corporation (the “Company”), is a holding company that through its subsidiaries in the United States develops and manages general acute care hospitals that principally provide specialized surgeries. The Company through its United States subsidiaries (1) owns and operates one general acute care hospital in Pasadena, Texas, and (2) owns one general acute care hospital in Garland, Texas, which was closed on September 30, 2011, and accordingly this business is classified as “Discontinued Operations” for the periods ended May 31, 2013 and 2012 (see Note below on Discontinued Operations). The Company through its subsidiary in Hong Kong invests in debt and equity securities, including short-term investments in initial public offerings and pre-initial public offerings.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $0.9 million and $1.5 million for the three months ended May 31, 2013 and 2012, respectively, and $4.3 million and $4.2 million for the nine months ended May 31, 2013 and 2012, respectively. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012. Operating results for the three and nine months ended May 31, 2013 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013.

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

Investments in Available-for-Sale and Trading Securities

The Company’s investments in debt instruments (corporate and municipal bonds) are recorded at fair value based on quoted market prices that are traded in less active markets or priced using a quoted market price for similar investments or are priced using non-binding market consensus prices that can be corroborated by observable market data (Level 2). These investments are classified as available-for-sale securities. These investments are subject to default risk. Unrealized gains in the fair value are reported in accumulated other comprehensive income, net of related income tax effect. The Company regularly monitors its investment portfolio for any decline in fair value that is other than temporary and records any such impairment as an impairment loss. The determination on the gain or loss on the sale of any security is specific identification method.

The Company also invests in initial public offerings of equity securities on the Hong Kong Stock Exchange. These investments are classified as trading securities, and are carried at fair value as of May 31, 2013 and August 31, 2012. These investments are subject to fluctuations in the market price. During the nine months ended May 31, 2013 and 2012, the Company had a net gain (loss) of $706,350 and $(206,726), respectively, in these securities.

Investment in Real Estate and Notes Payable

In October 2012, the Company sold the apartment in Hong Kong, which was purchased in March 2010. The net proceeds from the sale of the apartment were $1,273,403, after repayment of the associated note payable, resulting in a gain on the sale of $480,108.

In November 2011 and September 2010, the Company borrowed $116,339 and $65,000 as notes payable from a financial institution at an interest rate of 4.5% and 6%, which notes are to be repaid in 36 and 24 monthly installments, respectively, and are secured by specific equipment purchased at our Pasadena facility. The $65,000 note payable was fully repaid during the quarter ended November 30, 2012. The Company paid down $31,529 during the nine months ended May 31, 2013, and the current and long-term portions of the notes payable as of May 31, 2013 are $39,796 and $16,982, respectively.

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

The Company had $5,004,221 of assets of discontinued operations and no liabilities of discontinued operations as of May 31, 2013 associated with its Garland facility, which closed on September 30, 2011. The Company signed a commercial contract of sale on March 7, 2013 to sell its Garland facility. The sale is expected to close in July 2013. Based on the sales price, the Company took an impairment charge of approximately $1.1 million during the quarter ended August 31, 2012.

The Company’s operations in China were classified as discontinued operations, and were exited completely in August 2012.

The following is a summary of financial information related to our discontinued operations for the three and nine months ended May 31, 2013 and 2012:

Discontinued Operations

	Three months ended May 31, 2013			Three months ended May 31, 2012
	Garland Facility	China Operations	Total	Garland Facility	China Operations	Total
Net patient service revenue	$84,528	$—	$84,528	$24,886	$—	$24,886

Costs and expenses:
Compensation and benefits	(24)	—	(24)	11,049	24	11,073
Medical services and supplies	(88)	—	(88)	—	—	—
Other operating expenses	73,312	—	73,312	338,388	39,019	377,407
Depreciation and amortization	—	—	—	—	20,617	20,617

Total costs and expenses	73,200	—	73,200	349,437	59,660	409,097

Operating income (loss)	11,328	—	11,328	(324,551)	(59,660)	(384,211)
Other income (expense), net	(3,066)	—	(3,066)	(64,090)	102	(63,988)

Income (loss) before income taxes	8,262	—	8,262	(388,641)	(59,558)	(448,199)
Provision (benefit) for income taxes	—	—	—	—	—	—

Income (loss) on discontinued operations, net of income taxes	8,262	—	8,262	(388,641)	(59,558)	(448,199)

Loss on disposal of discontinued assets	—	—	—	—	—	—
Benefit for income taxes	—	—	—	—	—	—

Loss on disposal of discontinued assets, net of income taxes	—	—	—	—	—	—

Total income (loss) on discontinued operations, net of taxes	$8,262	$—	$8,262	$(388,641)	$(59,558)	$(448,199)

	Nine months ended May 31, 2013			Nine months ended May 31, 2012
	Garland Facility	China Operations	Total	Garland Facility	China Operations	Total
Net patient service revenue	$486,686	$—	$486,686	$343,473	$—	$343,473

Costs and expenses:
Compensation and benefits	27,027	—	27,027	177,852	22,625	200,477
Medical services and supplies	(8,118)	—	(8,118)	267,551	—	267,551
Other operating expenses	106,806	—	106,806	871,503	200,883	1,072,386
Depreciation and amortization	—	—	—	—	61,714	61,714

Total costs and expenses	125,715	—	125,715	1,316,906	285,222	1,602,128

Operating income (loss)	360,971	—	360,971	(973,433)	(285,222)	(1,258,655)
Other income (expense), net	17,377	—	17,377	(85,146)	77,675	(7,471)

Income (loss) before income taxes	378,348	—	378,348	(1,058,579)	(207,547)	(1,266,126)
Provision (benefit) for income taxes	—	—	—	—	—	—

Income (loss) on discontinued operations, net of income taxes	378,348	—	378,348	(1,058,579)	(207,547)	(1,266,126)

Loss on disposal of discontinued assets	—	—	—	—	(229,201)	(229,201)
Benefit for income taxes	—	—	—	—	—	—

Loss on disposal of discontinued assets, net of income taxes	—	—	—	—	(229,201)	(229,201)

Total income (loss) on discontinued operations, net of taxes	$378,348	$—	$378,348	$(1,058,579)	$(436,748)	$(1,495,327)

	May 31, 2013			August 31, 2012
	Garland Facility	China Operations	Total	Garland Facility	China Operations	Total
Current assets	$—	$—	$—	$—	$—	$—
Property and equipment, net	5,004,221	—	5,004,221	5,401,092	—	5,401,092

Total assets	$5,004,221	$—	$5,004,221	$5,401,092	$—	$5,401,092

Current liabilities:
Accounts payable and accrued liabilities	$—	$—	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—	$—	$—

Net Income (Loss) per Share

The following table presents the computation of basic and diluted income (loss) per common share attributable to the Company:

	Three months ended May 31,		Nine months ended May 31,
	2013	2012	2013	2012
Basic and diluted loss per common share:
Numerator:
Loss from continuing operations	$(1,430,050)	$(3,131,841)	$(2,242,617)	$(5,907,912)
Less: Net loss attributable to noncontrolling interest	31	49,767	2,804	133,287

Loss from continuing operations attributable to Dynacq Healthcare, Inc.	(1,430,039)	(3,082,074)	(2,239,813)	(5,774,625)
Discontinued operations, net of income taxes	8,262	(448,199)	378,348	(1,266,126)
Loss on disposal of discontinued operations, net of income taxes	—	—	—	(229,201)

Net loss attributable to Dynacq Healthcare, Inc.	$(1,421,757)	$(3,530,273)	$(1,861,465)	$(7,269,952)

Denominator:
Basic and diluted average common shares outstanding	14,543,626	14,543,626	14,543,626	14,473,626

Basic and diluted loss per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.10)	$(0.21)	$(0.16)	$(0.40)
Discontinued operations, net of income taxes	—	(0.03)	0.03	(0.09)
Loss on disposal of discontinued operations, net of income taxes	—	—	—	(0.02)

Net loss attributable to Dynacq Healthcare, Inc.	$(0.10)	$(0.24)	$(0.13)	$(0.51)

Basic net income (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net income (loss) per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to approximately 1,931,000 shares and 2,603,000 shares for the nine months ended May 31, 2013 and 2012, respectively.

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

As of May 31, 2013, there remain 250,000 shares to be issued upon exercise of outstanding options, and 14,750,000 shares which can be issued under the 2011 Plan after giving effect to shares issued and canceled.

2000 Incentive Plan

The Company’s 2000 Incentive Plan (“2000 Plan”) provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the 2000 Plan. The 2000 Plan does not have a fixed termination date, provided that no incentive stock option can be granted subsequent to August 29, 2011. As of May 31, 2013, there remain 1,229,850 shares to be issued upon exercise of outstanding options, and no new stock options awards will be issued under the 2000 Plan.

The following table summarizes the stock option activities for the nine months ended May 31, 2013 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, August 31, 2012	2,791	$1.92	$—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired or canceled	(1,311)	1.52	—	—

Outstanding, May 31, 2013	1,480	$2.28	$—	$—

For the nine months ended May 31, 2013 and 2012, there were no stock options exercised.

The following summarizes information related to stock options outstanding as of May 31, 2013, and related weighted average price and life information:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares
	(Share Amounts In Thousands)
$1.10	250	8.6	63
$1.86	695	8.1	174
$2.50	341	0.1	341
$4.90	194	1.5	194

Total	1,480	5.5	772

For the three months ended May 31, 2013 and 2012, stock-based compensation expense associated with the Company’s stock options was $49,341 and $46,136, respectively. For the nine months ended May 31, 2013 and 2012, stock-based compensation expense associated with the Company’s stock options was $60,121 and $196,070, respectively. The total unrecognized compensation expense for outstanding stock options as of May 31, 2013 was $428,000, and will be recognized, in general, over 2.2 years. The weighted average time to recognize the compensation expense is 1.1 years.

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

The following table summarizes our financial assets and liabilities measured and reported in the Company’s statement of financial position at fair value on a recurring basis as of May 31, 2013, segregated among the appropriate levels within the fair value hierarchy:

	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	$—	$17,222,914	$—
Trading securities	1,386,028	—	—

The Company’s investments in Level 1 are in equity stocks at a cost of $1,493,853. The Company’s investments in Level 2 are in perpetual bonds traded on the European markets, at a cost of $7,984,646.

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

Contractual Allowance

The Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received, up to 30 days after the end of the period, for the services performed and also estimating amounts collectible for the services performed within the last six months. The following table shows gross revenues and contractual allowances for the three and nine months ended May 31, 2013 and 2012:

	Three months ended May 31,		Nine months ended May 31,
	2013	2012	2013	2012
Gross billed charges	$5,062,079	$4,597,898	$14,197,824	$13,344,516
Contractual allowance	3,503,317	3,677,236	9,683,213	9,612,165

Net revenue	$1,558,762	$920,662	$4,514,611	$3,732,351

Contractual allowance percentage	69%	80%	68%	72%

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

Through May 2013, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, when the payments were made, the carriers requested refunds of the payments made in the event that the SOAH decisions and orders were reversed on appeal (which they were). Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. As a result of the reversal of the SOAH decisions and orders, Texas Mutual Insurance Company and other carriers filed petitions in Travis County district court seeking a refund in cases in which the awards were voluntarily paid. The district court found in favor of Texas Mutual and the Company was ordered to refund approximately $4.2 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. The Company did not object to the reversal and remand of the SOAH decisions and orders, but did object to the judgments ordering refunds and those judgments were appealed to the Third Court of Appeals. As part of the appeals, the Company deposited the amounts that were ordered to be refunded as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. On June 6, 2013, the judgments ordering refunds were reversed by the Court of Appeals. The Court of Appeals held that if Texas Mutual wants a refund, it must pursue the refund demand administratively through the TDWC rather than through the district courts. If the Court of Appeals’ decision holds, the money deposited into the registry of the court will be refunded to the Company. At this time, Texas Mutual has not decided whether to file a motion for rehearing in the Court of Appeals or file a petition for review with the Supreme Court of Texas. Should Texas Mutual be successful in reversing the Court of Appeals’ decision, we anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.8 million, not including prejudgment interest. As of May 31, 2013, the Company has accrued this amount of $7.8 million, and an additional amount of $2.0 million in interest payable, as accrued liabilities. If the Court of Appeals’ decision holds, we do not anticipate that any other carriers will pursue refund demands through district court but instead will pursue them administratively through TDWC. The cases in which the SOAH decisions and orders were reversed have been or are being remanded to TDWC for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and may be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in many of the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured.

Claims regarding payment for ambulatory surgical center and hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and ultimately in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges. In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases, which were appealed to the Travis County district courts, challenged the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling was appealed to and was upheld by the Third Court of Appeals on August 26, 2010. The Texas Supreme Court denied a petition asking for review of the Third Court of Appeals decision. The unfavorable interpretation by the Texas Court of Appeals in our lead case negatively affects the recovery of additional reimbursement, not only in the lead case, but in the remaining 178 cases. Consequently, the Company is bound by the Third Court of Appeals’ ruling that interprets the applicable statute and fee guideline to require that the amount that will be paid to a provider must not only be at a “fair and reasonable rate” but also must “ensure the quality of medical care” and “achieve effective cost control” and be the same or less than that charged to others with an equivalent standard of living. This ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided from 2001 to 2004 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008, when the Guidelines took effect. Since the Third Court of Appeals’ unfavorable ruling, collection, if any, in these cases depends on the Company’s ability to establish the criteria in this ruling. The Company was given the opportunity to establish the criteria in approximately 80 cases, which were set for hearing on the merits from March through May 2012 and was unsuccessful. Additionally, the Company will have the opportunity to continue to establish the criteria in several thousand cases currently pending at SOAH during the 2013 fiscal year.

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

Noncontrolling Interest

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as noncontrolling interest. Noncontrolling interest reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interest ranged from 1% to 1.75% at May 31, 2013).

Other Comprehensive Income (Loss)

The following table presents information about items reclassified out of accumulated other comprehensive income (loss) by component for the nine months ended May 31, 2013 (net of tax):

	Change in Foreign Currency Translation Adjustment	Change in Fair Value of Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of August 31, 2012	$8,196	$8,411,128	$8,419,324

Other comprehensive income before reclassifications	—	2,972,664	2,972,664
Amounts reclassified from accumulated other comprehensive income	(8,196)	(2,199,500)	(2,207,696)

Net current-period other comprehensive income (loss)	(8,196)	773,164	764,968

Balance as of May 31, 2013	$—	$9,184,292	$9,184,292

The following table presents a subtotal for each significant reclassification to net income out of accumulated other comprehensive income (loss) and the line item affected in the consolidated statement of operations during the nine months ended May 31, 2013:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Gain on foreign currency translation adjustment	$12,610	Rent and other income
Tax provision	(4,414)	Accrued liabilities

	$8,196

Gain on call of available-for-sale securities	$2,199,500	Rent and other income
Tax provision	—

	$2,199,500

Contingencies

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has accrued an amount of $7.8 million, and an additional amount of $2.0 million in interest payable, as accrued liabilities. For a detailed discussion of this, see Revenue Recognition Policy under Notes to Consolidated Financial Statements.

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

Recent Accounting Pronouncements

In June 2011, the FASB amended its guidance governing the presentation of comprehensive income. The amended guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement referred to as the statement of comprehensive income or in two separate, but consecutive, statements. While the options for presenting other comprehensive income changed under the guidance, other portions of the current guidance will not change. The Company adopted this standard on September 1, 2012, and it did not have a material impact on our consolidated financial position or results of operations.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2013-02, which requires additional disclosures on the effect of significant reclassifications out of accumulated other comprehensive income. The ASU requires a company that reports other comprehensive income to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional details about those amounts. This ASU was adopted early by us on September 1, 2012. As it only requires additional disclosure, the adoption of this ASU had no impact on our consolidated financial position or results of operations.

Industry Segments and Geographic Information

The Industry Segment “U.S. Division” comprises of the Company’s Pasadena facility. The Company at the present time has the U.S. Division and the Corporate Division.

Certain previously reported financial information has been reclassified to conform to the current period’s presentation.

Corporate Division

The Company signed a commercial contract of sale on March 7, 2013 to sell its Garland facility. The sale is expected to close in July 2013. Based on the sales price, the Company took an impairment charge of approximately $1.1 million during the quarter ended August 31, 2012. The Company closed the Garland facility on September 30, 2011, and accordingly its operations are classified as discontinued operations.

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

The Company invests in various marketable securities. During the nine months ended May 31, 2013, one particular security was called on which the Company had a gain of approximately $2.2 million. As of May 31, 2013, the balance of these securities is valued at approximately $17.2 million. During the nine months ended May 31, 2013 and 2012, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had a net gain (loss) of $706,350 and $(206,726), respectively.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three months ended May 31,		Nine months ended May 31,
	2013	2012	2013	2012
Revenues from external customers
Net patient service revenues
U.S. Division	$1,558,762	$920,662	$4,514,611	$3,732,351
Corporate	—	—	—	—

Consolidated	$1,558,762	$920,662	$4,514,611	$3,732,351

Income (loss) before taxes and discontinued operations
U.S. Division	$(906,152)	$(1,619,824)	$(2,388,929)	$(3,609,351)
Corporate	(523,898)	(1,512,017)	146,312	(2,298,561)

Consolidated	$(1,430,050)	$(3,131,841)	$(2,242,617)	$(5,907,912)

	May 31, 2013	August 31, 2012
Total Assets
U.S. Division	$10,103,410	$8,072,893
Corporate	27,767,496	32,711,311

Assets of continuing operations	37,870,906	40,784,204
Assets of discontinued operations	5,004,221	5,401,092

Consolidated	$42,875,127	$46,185,296

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the quarter ended May 31, 2013. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2012.

Results of Operations

	Three Months Ended May 31, 2013			Three Months Ended May 31, 2012
	U.S. Division	Corporate	Total	U.S. Division	Corporate	Total
Net patient service revenue	$1,558,762	$—	$1,558,762	$920,662	$—	$920,662

Costs and expenses:
Compensation and benefits	983,010	532,995	1,516,005	1,115,666	1,184,502	2,300,168
Medical services and supplies	463,715	—	463,715	460,642	—	460,642
Other operating expenses	778,296	366,922	1,145,218	716,837	353,881	1,070,718
Depreciation and amortization	108,154	1,003	109,157	115,248	24,451	139,699

Total costs and expenses	2,333,175	900,920	3,234,095	2,408,393	1,562,834	3,971,227

Operating loss	(774,413)	(900,920)	(1,675,333)	(1,487,731)	(1,562,834)	(3,050,565)

Other income (expense):
Rent and other income (expense)	3,430	173,712	177,142	8,980	(295,046)	(286,066)
Interest income	—	203,310	203,310	—	348,924	348,924
Interest expense	(135,169)	—	(135,169)	(141,073)	(3,061)	(144,134)

Total other income (expense), net	(131,739)	377,022	245,283	(132,093)	50,817	(81,276)

Loss before income taxes from continuing operations	$(906,152)	$(523,898)	(1,430,050)	$(1,619,824)	$(1,512,017)	(3,131,841)

Benefit for income taxes			—			—

Loss from continuing operations			(1,430,050)			(3,131,841)
Discontinued operations, net of income taxes			8,262			(448,199)
Loss on disposal of discontinued operations, net of income taxes			—			—

Net loss			(1,421,788)			(3,580,040)
Less: Net loss attributable to noncontrolling interest			31			49,767

Net loss attributable to Dynacq Healthcare, Inc.			$(1,421,757)			$(3,530,273)

Operational statistics (Number of medical procedures) for Pasadena facility:
Inpatient:
Bariatric	16			20
Orthopedic	4			7
Other	6			6

Total inpatient procedures	26			33

Outpatient:
Orthopedic	28			17
Other	137			129

Total outpatient procedures	165			146

Total procedures	191			179

	Nine Months Ended May 31, 2013			Nine Months Ended May 31, 2012
	U.S. Division	Corporate	Total	U.S. Division	Corporate	Total
Net patient service revenue	$4,514,611	$—	$4,514,611	$3,732,351	$—	$3,732,351

Costs and expenses:
Compensation and benefits	2,798,150	1,501,619	4,299,769	3,045,092	2,951,667	5,996,759
Medical services and supplies	1,234,241	—	1,234,241	1,027,268	—	1,027,268
Other operating expenses	2,176,881	2,662,919	4,839,800	2,520,356	1,159,116	3,679,472
Depreciation and amortization	336,142	18,510	354,652	339,886	73,989	413,875

Total costs and expenses	6,545,414	4,183,048	10,728,462	6,932,602	4,184,772	11,117,374

Operating loss	(2,030,803)	(4,183,048)	(6,213,851)	(3,200,251)	(4,184,772)	(7,385,023)

Other income (expense):
Rent and other income	56,535	3,651,677	3,708,212	20,791	958,428	979,219
Interest income	—	678,964	678,964	—	936,615	936,615
Interest expense	(414,661)	(1,281)	(415,942)	(429,891)	(8,832)	(438,723)

Total other income (expense), net	(358,126)	4,329,360	3,971,234	(409,100)	1,886,211	1,477,111

Loss before income taxes from continuing operations	$(2,388,929)	$146,312	(2,242,617)	$(3,609,351)	$(2,298,561)	(5,907,912)

Benefit for income taxes			—			—

Loss from continuing operations			(2,242,617)			(5,907,912)
Discontinued operations, net of income taxes			378,348			(1,266,126)
Loss on disposal of discontinued operations, net of income taxes			—			(229,201)

Net loss			(1,864,269)			(7,403,239)
Less: Net loss attributable to noncontrolling interest			2,804			133,287

Net loss attributable to Dynacq Healthcare, Inc.			$(1,861,465)			$(7,269,952)

Operational statistics (Number of medical procedures) for Pasadena facility:
Inpatient:
Bariatric	42			50
Orthopedic	7			8
Other	27			51

Total inpatient procedures	76			109

Outpatient:
Orthopedic	93			70
Other	390			302

Total outpatient procedures	483			372

Total procedures	559			481

Three Months Ended May 31, 2013 Compared to the Three Months Ended May 31, 2012

U.S. Division

Through May 2013, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, when the payments were made, the carriers requested refunds of the payments made in the event that the SOAH decisions and orders were reversed on appeal (which they were). Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. As a result of the reversal of the SOAH decisions and orders, Texas Mutual Insurance Company and other carriers filed petitions in Travis County district court seeking a refund in cases in which the awards were voluntarily paid. The district court found in favor of Texas Mutual and the Company was ordered to refund approximately $4.2 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. The Company did not object to the reversal and remand of the SOAH decisions and orders, but did object to the judgments ordering refunds and those judgments were appealed to the Third Court of Appeals. As part of the appeals, the Company deposited the amounts that were ordered to be refunded as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. On June 6, 2013, the judgments ordering refunds were reversed by the Court of Appeals. The Court of Appeals held that if Texas Mutual wants a refund, it must pursue the refund demand administratively through the TDWC rather than through the district courts. If the Court of Appeals’ decision holds, the money deposited into the registry of the court will be refunded to the Company. At this time, Texas Mutual has not decided whether to file a motion for rehearing in the Court of Appeals or file a petition for review with the Supreme Court of Texas. Should Texas Mutual be successful in reversing the Court of Appeals’ decision, we anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.8 million, not including prejudgment interest. As of May 31, 2013, the Company has accrued this amount of $7.8 million, and an additional amount of $2.0 million in interest payable, as accrued liabilities. If the Court of Appeals’ decision holds, we do not anticipate that any other carriers will pursue refund demands through district court but instead will pursue them administratively through TDWC. The cases in which the SOAH decisions and orders were reversed have been or are being remanded to TDWC for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and may be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured.

Net patient service revenue increased by $638,100, or 69%, from $920,662 to $1,558,762, and total surgical cases increased by 7% from 179 cases for the quarter ended May 31, 2012 to 191 cases for the quarter ended May 31, 2013. While the number of cases increased by 7%, net patient service revenue increased by 69%, primarily due to a change in the surgical mix of cases, and collection on old accounts receivable that were fully reserved for.

Total costs and expenses decreased by $75,218, or 3%, from $2,408,393 for the quarter ended May 31, 2012 to $2,333,175 for the quarter ended May 31, 2013. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $132,656, or 12%, primarily associated with reduction in workforce.

•	Medical services and supplies expenses increased by $3,073, or 1%, primarily due to a 7% increase in the number of cases.

•	Other operating expenses increased by $61,459, or 9%, primarily associated with increased revenue.

Other income (expense) for the quarters ended May 31, 2013 and 2012 includes interest expense of $(135,169) and $(141,073), respectively, primarily associated with the stop-loss cases discussed above.

Corporate Division

Compensation and benefits for the Corporate Division includes all corporate personnel compensation and benefits. It also includes $49,341 and $46,136 of non-cash compensation expense for the quarters ended May 31, 2013 and 2012, respectively, related to employees’ incentive stock options granted in fiscal years 2007, 2011 and 2012. Apart from the stock option expense discussed above, the decrease in 2013, compared to 2012, was 58%. The compensation expense is lower in the current period due to (a) a reduction in the number of corporate staff, including marketing personnel; and (b) a bonus accrual in the prior period of $300,000 payable to the former chief financial officer.

Other operating expenses include all corporate general and administrative expenses, including other professional fees such as legal expenses and audit expenses. It increased by $13,041, from $353,881 for the quarter ended May 31, 2012 to $366,922 for the quarter ended May 31, 2013, primarily due to higher legal expenses.

Rent and other income increased by $468,758, from $(295,046) in net expense for the quarter ended May 31, 2012 to $173,712 for the quarter ended May 31, 2013. Rent and other income for the quarter ended May 31, 2013 includes (a) a gain of $174,677 in trading securities; (b) an amount of $20,170 in foreign currency losses; and (c) miscellaneous other income of $19,205. Rent and other income for the quarter ended May 31, 2012 includes (a) foreign currency losses of $178,597, primarily on investments in Euro bonds; and (2) a loss of $149,625 in trading securities; and (c) miscellaneous other income of $33,176.

Interest income of $203,310 and $348,924 for the quarters ended May 31, 2013 and 2012, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

The Company’s investments in debt instruments (corporate and municipal bonds) are recorded at fair value based on quoted market prices that are traded in less active markets or priced using a quoted market price for similar investments or are priced using non-binding market consensus prices that can be corroborated by observable market data (Level 2). These investments are classified as available-for-sale securities. As of May 31, 2013, these securities are valued at approximately $17.2 million. Unrealized gains in these investments of $9.2 million are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at May 31, 2013. During the quarters ended May 31, 2013 and 2012, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had gains (losses) of $174,677 and $(149,625), respectively.

Discontinued Operations

The Company closed the Garland facility on September 30, 2011, and accordingly its operations for the fiscal year 2012 and the quarter ended May 31, 2013 continues to be classified as discontinued operations. The Company signed a commercial contract of sale on March 7, 2013 to sell its Garland facility. The sale is expected to close in July 2013. Net patient service revenue for the quarter ended May 31, 2013 was $84,528, due to receipts on old accounts receivable that were fully reserved earlier per the Company’s revenue recognition policy. Net patient service revenue for the quarter ended May 31, 2012 was $24,886.

Total costs and expenses for the Garland facility for the quarters ended May 31, 2013 and 2012 was $73,200 and $349,437, respectively.

In previous years, the Corporate Division included costs and expenses the Company incurred at certain of its subsidiaries in China while pursuing various projects. All of the Company’s foreign subsidiaries, except for Sino Bond, have been classified as discontinued operations, and exited completely in August 2012. Loss before income taxes in these subsidiaries was $59,558 for the quarter ended May 31, 2012.

Income Taxes

For the quarters ended May 31, 2013 and 2012, the Company did not recognize a benefit for income taxes due to the uncertainty of the Company’s ability to recognize the benefit from the carry forward of net operating losses. The Company has recorded a full valuation allowance against the deferred tax asset.

Nine Months Ended May 31, 2013 Compared to the Nine Months Ended May 31, 2012

U.S. Division

Through May 2013, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, when the payments were made, the carriers requested refunds of the payments made in the event that the SOAH decisions and orders were reversed on appeal (which they were). Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. As a result of the reversal of the SOAH decisions and orders, Texas Mutual Insurance Company and other carriers filed petitions in Travis County district court seeking a refund in cases in which the awards were voluntarily paid. The district court found in favor of Texas Mutual and the Company was ordered to refund approximately $4.2 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. The Company did not object to the reversal and remand of the SOAH decisions and orders, but did object to the judgments ordering refunds and those judgments were appealed to the Third Court of Appeals. As part of the appeals, the Company deposited the amounts that were ordered to be refunded as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. On June 6, 2013, the judgments ordering refunds were reversed by the Court of Appeals. The Court of Appeals held that if Texas Mutual wants a refund, it must pursue the refund demand administratively through the TDWC rather than through the district courts. If the Court of Appeals’ decision holds, the money deposited into the registry of the court will be refunded to the Company. At this time, Texas Mutual has not decided whether to file a motion for rehearing in the Court of Appeals or file a petition for review with the Supreme Court of Texas. Should Texas Mutual be successful in reversing the Court of Appeals’ decision, we anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $7.8 million, not including prejudgment interest. As of May 31, 2013, the Company has accrued this amount of $7.8 million, and an additional amount of $2.0 million in interest payable, as accrued liabilities. If the Court of Appeals’ decision holds, we do not anticipate that any other carriers will pursue refund demands through district court but instead will pursue them administratively through TDWC. The cases in which the SOAH decisions and orders were reversed have been or are being remanded to TDWC for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and may be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured.

Net patient service revenue increased by $782,260, or 21%, from $3,732,351 to $4,514,611, and total surgical cases increased by 16% from 481 cases for the nine months ended May 31, 2012 to 559 cases for the nine months ended May 31, 2013. While the number of cases increased by 16%, net patient service revenue increased by 21%, primarily due to a change in the surgical mix of cases.

Total costs and expenses decreased by $387,188, or 6%, from $6,932,602 for the nine months ended May 31, 2012 to $6,545,414 for the nine months ended May 31, 2013. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $246,942, or 8%, primarily associated with reduction in workforce.

•	Medical services and supplies expenses increased by $206,973, or 20%, primarily due to a 16% increase in the number of cases, and also due to write-off of obsolete supplies.

•	Other operating expenses decreased by $343,475, or 14%, primarily due to efforts made by the Company to reduce costs.

Other income (expense) for the nine months ended May 31, 2013 and 2012 includes interest expense of $(414,661) and $(429,891), respectively, primarily associated with the stop-loss cases discussed above.

Corporate Division

Compensation and benefits for the Corporate Division includes all corporate personnel compensation and benefits. It also includes $60,121 and $196,070 of non-cash compensation expense for the nine months ended May 31, 2013 and 2012, respectively, related to employees’ incentive stock options granted in fiscal years 2007, 2011 and 2012. The lower expense during the nine months ended May 31, 2013 is the result of reversal of expenses for forfeiture of the unvested stock options. Apart from the stock option expense discussed above, the decrease in 2013, compared to 2012, was 48%. The compensation expense is lower in the current period due to (a) a reduction in the number of corporate staff, including marketing personnel; (b) the Company incurred a non-cash compensation charge in 2012 of $50,000 for issuance of common stock to an employee; (c) the Company paid the former chief financial officer an additional compensation of $77,000 in 2012; and (d) a bonus accrual of $300,000 in the prior year payable to the former chief financial officer.

Other operating expenses include all corporate general and administrative expenses, including other professional fees such as legal expenses and audit expenses. It increased by $1,503,803, from $1,159,116 for the nine months ended May 31, 2012 to $2,662,919 for the nine months ended May 31, 2013. The increase in other operating expenses is due to a significant increase in legal and other professional fees by approximately $1,419,000 primarily for the internal investigation discussed in note 16 to our consolidated financial statements for the fiscal year ended August 31, 2012. The Company has incurred significant amounts of fees related to this investigation, and may continue to do so for the remainder of fiscal year 2013.

Rent and other income increased by $2,693,249, from $958,428 for the nine months ended May 31, 2012 to $3,651,677 for the nine months ended May 31, 2013. Rent and other income for the nine months ended May 31, 2013 includes (a) a gain of $2,199,500 on a bond called during the current period, (b) a gain of $480,108 on the sale of the apartment in Hong Kong, (c) an amount of $143,482 in foreign currency gains, (d) a gain of $706,350 in trading securities, and (e) miscellaneous other income of $122,237. Rent and other income for the nine months ended May 31, 2012 includes (a) a foreign currency gain of $1,422,590 realized due to the monies invested in China coming back to the U.S. (The Company had invested in its foreign subsidiaries in China during the prior few years, and due to a favorable change in exchange rates between the U.S. Dollar and the Chinese Yuan Renminbi, the Company had accumulated other comprehensive income of $1,422,590. This amount was realized as a gain during the nine months ended May 31, 2012 upon the return of investments from the Company’s foreign subsidiaries in China.); (b) a loss of $206,726 in trading securities; (c) foreign currency exchange losses of $356,670, primarily on investments in Euro bonds; and (d) miscellaneous other income of $99,234.

Interest income of $678,964 and $936,615 for the nine months ended May 31, 2013 and 2012, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

The Company’s investments in debt instruments (corporate and municipal bonds) are recorded at fair value based on quoted market prices that are traded in less active markets or priced using a quoted market price for similar investments or are priced using non-binding market consensus prices that can be corroborated by observable market data (Level 2). These investments are classified as available-for-sale securities. As of May 31, 2013, these securities are valued at approximately $17.2 million. Unrealized gains in these investments of $9.2 million are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at May 31, 2013. During the nine months ended May 31, 2013 and 2012, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had gains (losses) of $706,350 and $(206,726), respectively.

Discontinued Operations

The Company closed the Garland facility on September 30, 2011, and accordingly its operations for the fiscal year 2012 and the nine months ended May 31, 2013 continues to be classified as discontinued operations. The Company signed a commercial contract of sale on March 7, 2013 to sell its Garland facility. The sale is expected to close in July 2013. Net patient service revenue for the nine months ended May 31, 2013 was $486,686, due to receipts on old accounts receivable that were fully reserved earlier per the Company’s revenue recognition policy. Net patient service revenue for the nine months ended May 31, 2012 was $343,473.

Total costs and expenses for the Garland facility for the nine months ended May 31, 2013 and 2012 were $125,715 and $1,316,906, respectively.

In previous years, the Corporate Division included costs and expenses the Company incurred at certain of its subsidiaries in China while pursuing various projects. All of the Company’s foreign subsidiaries, except for Sino Bond, have been classified as discontinued operations, and exited completely in August 2012. Loss before income taxes in these subsidiaries was $436,748 for the nine months ended May 31, 2012.

Income Taxes

For the nine months ended May 31, 2013 and 2012, the Company did not recognize a benefit for income taxes due to the uncertainty of the Company’s ability to recognize the benefit from the carry forward of net operating losses. The Company has recorded a full valuation allowance against the deferred tax asset.

Liquidity and Capital Resources

Our fiscal year 2012 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Cash flow used in operating activities for continuing activities was $6,099,386 during the nine months ended May 31, 2013, primarily due to (a) a net loss before discontinued operations of $2,239,813, (b) net gains on one of the available-for-sale securities the Company was holding being called, and on equity securities, of $2,905,850, (c) a gain of $480,108 on the sale of the apartment in Hong Kong, and (d) decreases in accounts payable and accrued liabilities of $1,140,529. Partially offsetting these cash outflows were (a) depreciation and amortization of $354,652, and (b) reduction in prepaid expenses of $247,071, primarily due to payment of property taxes.

In addition, cash flow provided by operating activities for discontinued operations was $378,348 during the nine months ended May 31, 2013, primarily due to cash receipts on old accounts receivable which were fully reserved for.

Total cash flow used in operating activities for continuing and discontinued operations combined was $5,721,038 during the nine months ended May 31, 2013.

Cash flows from investing activities

Cash flow provided by investing activities for continuing activities was $5,620,864, due to (a) sales proceeds of $2,650,000 on one of the available-for-sale securities the Company was holding being called, (b) sales proceeds of $2,365,017 for the apartment in Hong Kong, and (c) sales proceeds of $599,622 in trading securities.

In addition, cash flow provided by investing activities for discontinued operations was $396,871 during the nine months ended May 31, 2013, primarily due to sale of equipment.

Total cash flow provided by investing activities for continuing and discontinued operations combined was $6,017,735 during the nine months ended May 31, 2013.

Cash flows from financing activities

Cash flow used in financing activities for continuing activities was $1,209,199, of which $1,100,737 was for repayment of mortgage loan on the apartment in Hong Kong that was sold in the quarter ended November 30, 2012.

The Company had working capital of $5,133,416 as of May 31, 2013 and maintained a liquid position by a current ratio of approximately 1.4 to 1.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of May 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

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

On May 21, 2013, Ping S. Chu and James G. Gerace (both former members of our Board of Directors), along with seven other plaintiffs, filed a lawsuit in Probate Court No. 3 of Harris County, Texas, naming as defendants Ella Y.T.C. Chan (in her individual capacity and in her capacity as Independent Executrix of the Estate of Chiu M. Chan, Deceased, our former Chief Executive Officer and director), Eric K. Chan (our current Chief Executive Officer and director), and Dynacq Healthcare, Inc. In the suit, the plaintiffs allege that the Chan family has received improper financial benefits from us. The plaintiffs seek damages in connection with claims of breach of fiduciary duty, shareholder oppression, constructive trust and conspiracy. We have retained legal counsel for the suit and are in the process of preparing our answer to the original petition. We believe the case is without merit and intend to vigorously defend ourselves in the suit.

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

DYNACQ HEALTHCARE, INC.

Date: July 2, 2013	By:	/s/ Eric K. Chan
Eric K. Chan
Chief Executive Officer
(duly authorized officer)

Date: July 2, 2013	By:	/s/ Hemant Khemka
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