Form 10-K
period 2013-08-31
DYNACQ HEALTHCARE INC
filed 2013-11-21
CIK 890908

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (Check One):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 28, 2013 was $11,891. The price used to calculate this amount is based on a trade in the “Grey Market,” as there is currently no established public trading market for the registrant’s common stock. See below “Item 1A - Risk Factors” and “Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information regarding the Grey Market and this issue.

As of November 8, 2013, the registrant had 14,418,626 shares of common stock outstanding.

i

PART I

This annual report on Form 10-K contains forward-looking statements regarding future events and our future financial performance. Words such as "expects," "intends," "forecasts," "projects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act. All forward-looking statements are based on our current beliefs as well as assumptions made by and information currently available to us. These statements reflect our current views with respect to future events. Important factors that could cause actual results to materially differ from our current expectations include the risks and uncertainties described in Item 1A. Risk Factors below. Please read the following discussion of the results of our business and our operations and financial condition and the risk factors along with our consolidated financial statements, including the notes, included in this annual report on Form 10-K.

Item 1.	Business.

General

Dynacq Healthcare, Inc., a Nevada corporation (the “Company”), is a holding company that through its subsidiaries in the United States develops and manages general acute care hospitals that principally provide specialized surgeries. The Company through its United States subsidiaries owns and operates one general acute care hospital in Pasadena, Texas. The Company through its subsidiary in Hong Kong invests in debt and equity securities, including short-term investments in initial public offerings and pre-initial public offerings.

The Company was incorporated in Nevada in February 1992. In November 2003, the Company reincorporated in Delaware and changed its name from Dynacq International, Inc. to Dynacq Healthcare, Inc. In August, 2007, the Company reincorporated back in Nevada. The terms "Company," "Dynacq," "our" or "we" are used herein to refer to Dynacq Healthcare, Inc. and its affiliates unless otherwise stated or indicated by context. The term "affiliates" means direct and indirect subsidiaries of Dynacq Healthcare, Inc. and partnerships and joint ventures in which subsidiaries are general or limited partners or members.

The Company's business strategy is to develop and operate general acute care hospitals designed to handle specialized surgeries such as bariatric, orthopedic and neuro-spine surgeries. The Company's hospital, Surgery Specialty Hospitals of America – Southeast Houston Campus in Pasadena, Texas, near Houston (the "Pasadena facility"), includes operating rooms, pre- and post-operative space, intensive care units, nursing units and diagnostic facilities, as well as adjacent medical office buildings.

Except for emergency room patients, surgeries at our facilities are typically pre-certified or pre-authorized by insurance carriers. The bulk of the surgeries are either covered by workers' compensation insurance or by commercial insurers on an out-of-network health plan basis. The Company participates in a small number of managed care contracts.

The Company, through its affiliates, owns or leases 100% of the real estate and equipment in its facility. As of August 31, 2013, the Company has a 98% ownership interest in its Pasadena facility.

Corporate Division

The Company sold the hospital facility in Garland, Texas, formerly known as the Vista Hospital of Dallas (the “Garland facility”), to RCR Healthcare in July 2013 for $4.8 million net proceeds. The Company took an impairment charge of approximately $1.1 million during the quarter ended August 31, 2012, based on the sales price negotiated at that time. An additional loss of $122,975 was taken based on the final sales price during the quarter ended August 31, 2013. The Garland facility’s operations for the fiscal years ended August 31, 2013 and 2012 are classified as “Discontinued Operations” (see Discontinued Operations below).

The Company has discontinued operations of all its foreign subsidiaries, except for Sino Bond Inc. Limited, a Hong Kong corporation (“Sino Bond”). We have accounted for the operations of our subsidiary in China, Dynacq Huai-Bei Healthcare, Inc., as discontinued operations.

The Company organized Sino Bond to hold and manage investments in Hong Kong. Sino Bond invests in debt instruments (corporate and municipal) and equity securities in Europe and Asia, including initial public offerings and pre-initial public offerings.

Update on Board of Directors and Internal Investigation

As previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2013, Dr. Eric K. Chan continues to be the sole remaining member of our Board of Directors (the “Board”). He also serves as our Chief Executive Officer and President. Our Board has five vacancies. We intend to seek qualified candidates to fill these Board vacancies, including some candidates that are deemed independent based on the independence standards of NASDAQ. There can be no assurance, however, that we will be able to fill any of these vacancies with new directors, independent or otherwise. In the interim, the sole remaining member of our Board will continue to fulfill the Board’s responsibilities.

As also previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 22, 2013, the internal investigation of our past business practices, potentially encompassing members of the Board, management and third persons, and related accounting matters (the “Investigation”), which was performed by outside legal counsel and other outside consultants at the direction of the Board, was substantially completed on December 27, 2012. We have determined that the questionable nature of certain expenditures identified during the Investigation may result in their reclassification in our financial statements, from operating costs and expenses to other expenses, depending on determinations that the Board may make in the future. We do not expect these reclassifications, even if they are made, to result in a material restatement of our financial statements.

As and when we have independent directors serving on our Board, they will consider whether and if any additional actions are to be pursued by the Company in relation to the Investigation.

Discontinued Operations

The Company closed the sale of its Garland facility in July 2013 for net proceeds of approximately $4.8 million. The Company took an impairment charge of approximately $1.1 million during the quarter ended August 31, 2012, based on the sales price negotiated at that time. An additional loss of $122,975 was taken based on the final sales price during the quarter ended August 31, 2013.

The Company’s operations in China were classified as discontinued operations, and were exited completely in August 2012.

Industry Background and Business Growth

U.S. Division

In the United States, the development of proprietary general acute care hospital networks occurred during the 1970's. During the past 20 years, freestanding outpatient surgery centers were developed to compete with these general hospitals for outpatient procedures. Freestanding outpatient surgery centers have allowed physicians to perform outpatient procedures in specialized facilities designed to improve efficiency and enhance patient care. The Company believes that its operational model allows physicians to perform inpatient and outpatient procedures at facilities that provide similar efficiencies as those provided at freestanding outpatient surgery centers.

General acute care hospitals specializing in specific complex surgical procedures are designed with the goal of improving both physician and facility efficiency. The surgeries performed are primarily non-emergency procedures that are electively scheduled and, therefore, allow for efficiency available through block time/scheduling. Given the opportunity to utilize multiple operating rooms for pre-determined periods of time, the physicians are able to schedule their time more efficiently and, therefore, increase the number of procedures they can perform within a given amount of time. The facility receives the benefit of consistent staffing patterns and greater facility utilization. In addition, the Company believes that, due to the relatively small size of its facility, many physicians prefer to perform procedures in the Company's facility because their patients prefer the comfort of a more personal atmosphere and the convenience of simplified admission and discharge procedures.

At August 31, 2013 and 2012, the Company owned, through its subsidiaries, a 98% partnership interest in the Pasadena facility operating entity. The Pasadena facility's areas of practice include orthopedic and general surgery, such as spine and bariatric surgeries, various pain management modalities and other services. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment.

In recent years, the Pasadena facility has been operating at a substantial loss. The Company continues to attempt to revitalize the operations of the Pasadena facility through a number of avenues, including the possibility of expanding its business in more profitable areas of operation. The Company has engaged strategic consultants to assist with this process, and intends to evaluate a number of strategic alternatives. However, there can be no assurance that we will be successful in turning the facility around.

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

Further Refining Hospital Design

We believe we attract physicians because we design our facilities and adopt staffing, scheduling and clinical systems and protocols to increase physician productivity and promote their professional success. We focus attention on providing physicians with quality facilities designed to improve the physicians' and their patients' satisfaction.

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

Government Regulation

Overview

In the United States, all participants in the healthcare industry are required to comply with extensive government regulation at the federal, state and local levels. Under these laws and regulations, hospitals must meet requirements for licensure and qualify to participate in government programs, including Medicare and Medicaid. These requirements relate to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, hospital use, rate-setting, compliance with building codes and environmental protection laws, as well as patient confidentiality requirements. There are also extensive regulations governing a hospital's participation in government programs and payment for services provided to program beneficiaries. These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Some of the laws applicable to us are subject to limited or evolving interpretations; therefore, a review of our operations by a court or law enforcement or regulatory authority may result in a determination that could have a material adverse effect on us. Providers that are found to have violated any of these laws and regulations may be excluded from participating in government healthcare programs, subjected to significant fines or penalties and/or required to repay amounts received from the government for previously billed patient services. Although we believe our policies, procedures and practices comply with governmental regulations, no assurance can be given that we will not be subjected to additional governmental inquiries or actions, or that we will not be faced with sanctions, fines or penalties if so subjected. Furthermore, the laws applicable to us may be amended or interpreted in a manner that could have a material adverse effect on us.

Texas Workers' Compensation Systems

A significant amount of our net revenue results from Texas workers' compensation claims. As such, we are subject to the rules and regulations of the Texas Department of Workers’ Compensation (“TDWC”). See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Revenue Recognition – Contractual Allowance" for a description of the relevant rules and regulations of the TDWC.

Licensure, Certification and Accreditation

Our hospital is subject to state and local licensing regulations ranging from the adequacy of medical care to compliance with building codes and environmental protection laws. The failure to comply with these regulations could result in the suspension or revocation of a healthcare facility's license. To assure continued compliance with these regulations, our facility is subject to periodic inspection by governmental and other authorities. Moreover, in order to participate in the Medicare and Medicaid programs, our hospital must comply with the applicable regulations of the United States Department of Health and Human Services (“DHHS”) relating to, among other things, equipment, personnel and standards of medical care, as well as comply with all applicable state and local laws and regulations. If a hospital fails to substantially comply with the numerous conditions of participation in the Medicare and Medicaid programs or performs certain prohibited acts, the hospital's participation in the federal or state healthcare programs may be terminated, civil or criminal penalties may be imposed under certain provisions of the Social Security Act, or both.

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

The Office of Inspector General at the DHHS (the "OIG"), among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste in federal healthcare programs. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. The OIG has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-kickback Statute. Currently there are statutory exceptions and safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, freestanding surgery centers and referral agreements for specialty services. Compliance with a safe harbor is not mandatory. The fact that a particular conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement illegal under the Anti-kickback Statute. Such conduct and business arrangements, however, may lead to increased scrutiny by government enforcement authorities. The determination as to compliance with the Anti-kickback statute outside of a safe harbor rests on the particular facts and circumstances and on the parties’ intent in entering into the transaction or arrangement.

We have a variety of financial relationships with physicians who refer patients to our hospital. Physicians may own interests in our hospital and may also own our stock. We also have medical directorship agreements with some physicians. Although we believe that our arrangements with physicians have been structured to comply with the current law and available interpretations, we cannot assure you that regulatory authorities will not determine that these arrangements violate the Anti-kickback Statute or other applicable laws. If our arrangements were found to violate the anti-kickback law, we could be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid or other governmental healthcare programs such as workers' compensation programs. Exclusion from these programs could result in significant reductions in revenue and could have a material adverse effect on our business.

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

A number of states, including Texas, have enacted physician self-referral laws that are similar in purpose to the Stark law but which impose different restrictions. Some states, for example, only prohibit referrals when the physician's financial relationship with a healthcare provider is based upon an investment interest. Other state laws apply only to a limited number of designated health services. Some states do not prohibit referrals, but require that a patient be informed of the financial relationship before the referral is made. We believe that our operations are in material compliance with the physician self-referral laws of the state of Texas, in which our hospital is located, however, it is possible that different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our hospital, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated one or more of these laws could have a material adverse effect on our business, financial condition or results of operations and our business reputation.

Other Fraud and Abuse Provisions

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") broadened the scope of certain federal fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. HIPAA also added a prohibition against incentives intended to influence decisions by Medicare beneficiaries as to the provider from which they will receive services. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive 10% of the overpayments recovered or $1,000, whichever is less, for providing information on Medicare fraud and abuse that lead to the recovery of at least $100 of Medicare funds. HIPAA was followed by The Balanced Budget Act of 1997, which created additional fraud and abuse provisions, including civil penalties for contracting with an individual or entity that the provider knows or should know is excluded from a federal healthcare program.

The Social Security Act also imposes criminal and civil penalties for making false claims and statements to Medicare and Medicaid programs. False claims include, but are not limited to, billing for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement, billing for unnecessary goods and services, and cost report fraud. Criminal and civil penalties may be imposed for a number of other prohibited activities, including failure to return known overpayments, certain gainsharing arrangements, and offering remuneration to influence a Medicare or Medicaid beneficiary's selection of a healthcare provider. Like the Anti-kickback Statute, these provisions are very broad. Careful and accurate coding of claims for reimbursement, as well as accurately preparing cost reports, must be performed to avoid liability.

The Federal False Claims Act and Similar State Laws

A factor affecting the healthcare industry today is the use of the FCA and, in particular, actions brought by individuals on the government's behalf under the FCA's "qui tam" or whistleblower provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government.

When a defendant is determined by a court of law to be liable under the FCA, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each false claim submitted. There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA defines the term "knowingly" broadly. Thus, although simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity constitutes a "knowing" submission under the FCA and, therefore, will qualify for liability. The Fraud Enforcement and Recovery Act significantly amended the FCA. Among the most significant changes, Congress clarified and corrected certain provisions of the FCA by legislatively overruling various court decisions that sought to interpret the scope of the FCA. Other significant changes to the FCA include an expansion of the definition of “claim,” increased liability for retaining overpayments from the government, and clarification of several provisions related to whistleblower actions. The amendments extend the FCA to instances of misuse of federal funds even when no false claim is presented to the government.

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

Health Information Security and Privacy Practices

The Administrative Simplification provisions of HIPAA require certain organizations, including us, to implement very significant business and operational systems designed to protect each patient's individual healthcare information.

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

On January 25, 2013, the Office of Civil Rights published the HITECH Final Rule (“Omnibus Rule”). The Omnibus Rule incorporates the HITECH Act provisions related to the right of patients to an electronic copy of their health record, the prohibition on the sale of PHI without authorization, clarification that marketing communications paid for by a third party require authorization, that patients must be given an easy way to stop fundraising communications and the right for patients to restrict disclosures to health plans of treatment or services paid for in cash. The Omnibus Rule also requires that genetic information be treated as PHI and prohibits health plans from using or disclosing genetic information for underwriting purposes. Significantly, the Omnibus Rule requires providers to update their Notice of Privacy Practices, revises the breach notification provisions and requires Business Associates to comply with all provisions of the HIPAA Security and Privacy Rules. We have updated our HIPAA Security and Privacy Rules Policies and Procedures to reflect changes made by the Omnibus Rule.

Emergency Medical Treatment and Labor Act

Our hospital is subject to the Emergency Medical Treatment and Labor Act ("EMTALA"). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital's dedicated emergency department for treatment and, if the patient is suffering from an emergency medical condition, either to stabilize that condition or to make an appropriate transfer of the patient to a facility that can stabilize the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient's ability to pay for treatment. CMS has issued final regulations and interpretive guidelines clarifying various requirements under EMTALA. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient's ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient's family or a medical facility that suffers a financial loss as a direct result of another hospital's violation of the law can bring a civil suit against the hospital.

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

Insurance

The Company maintains various insurance policies that cover its Pasadena facility including occurrence medical malpractice coverage. In addition, all physicians granted privileges at the Pasadena facility are required to maintain medical malpractice insurance coverage. The Company also maintains general liability and property insurance coverage, including flood coverage. The Company does not currently maintain worker's compensation coverage in Texas. In regard to the Employee Health Insurance Plan, the Company is self-insured with specific and aggregate re-insurance with stop-loss levels appropriate for the Company's group size. Coverage is maintained in amounts management deems adequate.

Employees

As of October 18, 2013, the Company employed approximately 92 full-time employees. In addition, the Company employed 35 part-time/flex employees, which represent approximately eight full-time equivalent employees.

Available Information

We file proxy statements and annual, quarterly and current reports with the U.S. Securities and Exchange Commission ("SEC"). You may read and copy any document that we file at the SEC's public reference room located at 100 F Street, N.E., Washington, D.C. 20549. You may also call the SEC at 1-800-SEC-0330 for information on the operation of the public reference room. Our SEC filings are also available to you free of charge at the SEC's website at http://www.sec.gov. We also maintain a website at http://www.dynacq.com that includes links to our SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports are available on our website without charge as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Information contained on our website should not be considered part of this report.

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

For the fiscal years ended August 31, 2013 and 2012, our business generated a net loss of approximately $3.2 million and $12.2 million, respectively. In recent years, our net patient revenues have declined, relative to historical levels, due to declines in patient referrals. While we continue to seek out additional sources of patient referrals, we have not been able to realize the substantial increase in patient referrals we require in order to generate the revenues needed to offset our operating losses. Our industry is highly competitive, and we have not been able to identify and execute any business plan that might result in an operating profit or even in decreased losses. We are currently evaluating strategic alternatives in an attempt to reverse our historical trend of operating losses, although there can be no assurance that we will be able to reverse this trend. If we are unable to generate positive net income on a consistent basis going forward, we may not be able to continue our operations.

Our cash reserves cannot continue to support the level of losses we have incurred in recent years.

As of August 31, 2013, we had approximately $28.5 million in net assets, including approximately $13.6 million in cash and cash equivalents, available for continuing operations. These reserves are being steadily depleted by our losses, which totaled approximately $36.4 million in our last three fiscal years. If we are unsuccessful in implementing an alternative business plan to increase revenues and improve performance, or are otherwise required to continue to use a substantial portion of our current assets in order to continue our day to day operations, then our continued operations will not be sustainable.

A significant percentage of our revenues are generated through relatively few physicians.

For the fiscal year ended August 31, 2013, approximately 90% of our gross revenues were generated from 5 surgeons. For the fiscal year ended August 31, 2012, approximately 90% of our gross revenues were generated from 7 surgeons. The loss of physicians who provide significant net patient revenues for the Company may adversely affect our results of operations.

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

The Company's future success will depend upon its ability to retain the services of its chief executive officer. The Company does not have a written employment agreement with our chief executive officer providing for specific terms of employment, and does not carry any key man life insurance. The Company's loss of its chief executive officer, especially if the loss is without advance notice, could have a material adverse effect on the Company's business, financial condition or results of operations.

We hold accounts with certain financial institutions that exceed the FDIC and SIPC insurance limits in the U.S. and Hong Kong Deposit Protection Board insurance limits in Hong Kong.

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash investments and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of (a) Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation ("SIPC") insurance limits in the U.S. and (b) Hong Kong Deposit Protection Board (“HKDPB”) insurance limits in Hong Kong. At August 31, 2013, the Company had cash balances in excess of the FDIC and SIPC limits in the U.S. and HKDPB limits in Hong Kong of $11.9 million. Management believes that these financial institutions are of high quality and the risk of loss is minimal. However, if any of these financial institutions were to fail and we were unable to recover our cash balances, it could have a material adverse effect on the Company's business, financial condition or results of operations.

Our business could be adversely affected by foreign currency fluctuation.

Because we have total assets of approximately $9.8 million which are denominated in currency other than the U.S. dollar (USD), we have foreign currency exchange risk. The U.S. dollar (USD) has experienced volatility in world markets recently. During fiscal 2013 and 2012, fluctuation in the Euro – Hong Kong dollar exchange rate resulted in exchange gains (losses) of $193,000 and $(309,000), respectively, which are included in rent and other income in our consolidated statements of operations. In fiscal year 2012, the Company also remitted funds back from China to the U.S., and reclassified foreign currency exchange gains of $1.4 million from accumulated other comprehensive income to rent and other income.

Our investments in marketable securities in foreign markets are subject to a high degree of risk and differences in market conditions than those in the U.S.

We have significant unrealized gains on our investments in available-for-sale securities. Approximately 44% of our assets as of August 31, 2013 are represented by foreign investment securities, which are generally less liquid, more volatile and harder to value than U.S. securities. These foreign investments are subject to unique risks such as currency risk, political, social and economic risk, and foreign market and trading risk. Foreign investments may be affected by political, social or economic events occurring in a country where the bonds are invested, which could cause the investments in that country to experience gains or losses. Lack of public information and uniform auditing, accounting and financial reporting standards in foreign countries make disclosure of investment information different from that available from domestic issuers. The trading markets for these investments are significantly less active than U.S. markets and may have less governmental regulation and oversight. Because of these risks, and others, there can be no assurance that the Company’s investments in securities in foreign markets will retain or increase in value or can be liquidated at a price or time favorable to the Company.

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

The 2010 Health Care Legislation, as well as other health reform legislation, may have a significant impact on our existing and future operations in that it will extend insurance coverage through Medicaid or private insurance to a broader segment of the U.S. population. Many provision of the 2010 Health Care Legislation become effective on January 1, 2014. The continued development of Accountable Care Organizations may limit our ability to provide services to Medicare beneficiaries and other changes to the law implemented as part of health care reform could further restrict the care we are able to offer patients. The current economic climate as well as efforts to reduce healthcare costs could reduce the reimbursement we receive for the services we do provide and may adversely affect our business and results of operations. However, one key provision of the 2010 Health Care Legislation is the individual mandate, which requires most Americans to maintain “minimum essential” health insurance coverage. For individuals who are not exempt from the individual mandate, and who do not receive health insurance through an employer or government program, the means of satisfying the requirement is to purchase insurance from a private company or an insurance exchange. Although we are unable to predict the precise impact of the individual mandate on our future operations, and while there have been and will continue to be some reductions in reimbursement rates by government payers, we anticipate, based on the current timetable for implementing the law, that we may begin to have a positive impact from the increased number of insured patients as early as 2014.

Another key provision of the 2010 Health Care Legislation is the expansion of Medicaid coverage. The expansion of the Medicaid program (substantially all of which will be funded initially by the federal government) requires each state legislature to take action. To date, Texas has chosen not to expand its Medicaid program through this mechanism. However, Texas has expanded its Medicaid program through the 1115 Medicaid Waiver program. The Texas Health and Human Services Commission has received federal approval of a waiver that allows the state to expand Medicaid managed care while preserving hospital funding, provides incentive payments for health care improvements and directs more funding to hospitals that serve large numbers of uninsured patients. While we are unable to predict the precise impact of 1115 Medicaid Waiver program on our future operations, it may be that we are able to receive reimbursement for caring for uninsured and underinsured patients through this program.

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

Mrs. Ella Chan, wife of our former chairman and chief executive officer, Mr. Chiu Chan, individually and as the sole trustee of Chiu M. Chan Family Trust beneficially owns an aggregate of approximately 58% of our issued and outstanding common stock as of November 8, 2013. As a majority stockholder, she is able to control all matters requiring stockholder approval, including the election and removal of any directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Mrs. Chan is in a position to control the management of our business and the appointment of executive officers as well as all management personnel. As discussed in our Form 10-K for the fiscal year ended August 31, 2012 filed with the SEC, under “Recent Developments – Changes in our Officers and Directors,” a group of stockholders controls approximately 68.5% of our outstanding common stock, which pursuant to the terms of our governing documents, constitutes a super-majority of our common stock, as of the date of this filing. This group has the ability to, among other things, remove members of our Board of Directors for cause or for no cause at all, as the group elected to do in October 2012. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control, or impeding a merger or consolidation, takeover or other business combination or sale of all or substantially all of our assets. Mrs. Chan’s interests or the interests of this group may conflict with those of other stockholders. In the event that Mrs. Chan or members of this group elect to sell significant amounts of shares of common stock in the future, such sales could depress the market price of our common stock, further increasing the volatility of our trading market.

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

NASDAQ delisted the common stock of our Company effective October 22, 2012. Prior to that, trading in the Company’s stock was halted by NASDAQ since August 9, 2012. The Company’s common stock is eligible to trade in the “Grey Market.” Grey Market securities do not have bid or ask quotations in the OTC Link system or the OTCBB. Broker-dealers must report Grey Market trades to FINRA, so trade data is available on http://www.otcmarkets.com and other public sources. Generally, trading in the Grey Market is much more limited than trading on NASDAQ. As such, our common stock being delisted from NASDAQ has severely decreased the liquidity of the shares of common stock that you own.

Historically, there was only limited trading activity in our securities, and we have had a relatively small public float compared to the number of our shares outstanding. Additionally, as a result of the recent delisting of our common stock from NASDAQ, the ability of stockholders to trade any shares has been severely impeded. Accordingly, we cannot predict the extent to which investors' interest in our common stock will provide an active and liquid trading market. Due to our limited public float, we may be vulnerable to investors taking a "short position" in our common stock, which would likely have a depressing effect on the price of our common stock and add increased volatility to our trading market. Furthermore, we have been, and in the future may be subject to, class action lawsuits that further increase market volatility. The volatility of the market for our common stock could have a materially adverse effect on our business, results of operations and financial condition. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

Future issuance of additional shares of our stock could cause dilution of ownership interests and adversely affect our stock price.

In addition to approximately 85.5 million additional shares of common stock that we are authorized to issue, our Board of Directors may issue up to 5 million shares of preferred stock which may have greater rights than our common stock, without seeking approval from holders of our common stock. In addition, we are obligated to issue an aggregate of approximately 1.1 million shares of common stock upon the exercise of options outstanding under our 2000 and 2011 Incentive Plan. None of these options have an exercise price which is lower than the market price at August 9, 2012, the last date of trading before trading halt by NASDAQ. The shares that could be issued upon exercise of the outstanding options represent approximately 8% of our currently outstanding shares of common stock. Additional shares are subject to options not yet granted under the Year 2011 Stock Incentive Plan, and we may grant additional options or warrants in the future to purchase shares of our common stock not under the plan. The exercise price of each option granted under our option plan is equal to the fair market value of the shares on the date of grant, although that price may be substantially less than the value per share on the date of exercise.

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

Item 3.	Legal Proceedings.

On May 21, 2013, Ping S. Chu and James G. Gerace (both former members of our Board of Directors), along with seven other plaintiffs, filed a lawsuit in Probate Court No. 3 of Harris County, Texas, naming as defendants Ella Y.T.C. Chan (in her individual capacity and in her capacity as Independent Executrix of the Estate of Chiu M. Chan, Deceased, our former Chief Executive Officer and director), Eric K. Chan (our current Chief Executive Officer and director), and Dynacq Healthcare, Inc. In the suit, the plaintiffs alleged that the Chan family had received improper financial benefits from us. The plaintiffs sought damages in connection with claims of breach of fiduciary duty, shareholder oppression, constructive trust and conspiracy. We, through our legal counsel, filed an answer to the original petition, and filed a motion with the Probate Court to dismiss the lawsuit. The Probate Court granted the motion and dismissed the lawsuit. On August 19, 2013, the same lawsuit was refiled in the 151st District Court of Harris County, Texas, in the form of a counterclaim and third party intervention in a lawsuit previously filed by Ella Chan (as Executrix of the Estate of Chiu M. Chan) against Ping Chu for the return of a personal automobile of Chiu M. Chan. An additional party has joined in the counterclaim and intervention. We believe the counterclaim and intervention are without merit and intend to vigorously defend ourselves in the suit.

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our Texas facilities’ fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue Recognition for a detailed description of the medical dispute resolution (“MDR”) process and our accounts receivable. The Company cannot predict whether any future litigation or administrative proceeding to which it may become a party will have a material adverse effect on the Company's results of operations, cash flows or financial condition.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock traded on the NASDAQ Global Market under the symbol “DYII” until August 8, 2012. NASDAQ delisted the common stock of our Company effective October 22, 2012. Prior to that, trading in the Company’s stock was halted by NASDAQ since August 9, 2012. Currently, there is no established public trading market for the Company’s common stock. The Company’s common stock, however, is eligible to trade in the “Grey Market.” Grey Market securities do not have bid or ask quotations in the OTC Link system or the OTCBB. Broker-dealers must report Grey Market trades to FINRA, so trade data is available on http://www.otcmarkets.com and other public sources.

The following table sets forth the high and low bid prices of the common stock for the period from September 1, 2011 to August 9, 2012. These over-the-counter prices reflect inter-dealer prices, without retail mark-ups, mark-down or commissions, and may not necessarily represent actual transactions.

	Highs	Lows
FISCAL YEAR 2012
Fourth Quarter (June 1, 2012 to August 9, 2012)	$1.05	$0.43
Third Quarter	1.05	0.54
Second Quarter	1.18	0.76
First Quarter	1.75	0.79

As of November 8, 2013, there were approximately 376 record owners of the Company's common stock. This number does not include stockholders who hold the Company's securities in nominee accounts with broker-dealer firms or depository institutions.

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

Securities Authorized For Issuance under Equity Compensation Plans

     The following table provides information as of August 31, 2013, with respect to the Company’s equity compensation plans under which equity securities are authorized for issuance.

Number of
	Number of	Weighted	securities
	securities to be	average	remaining
	issued upon	exercise price	available for
	exercise of	of outstanding	future issuance
	outstanding	options,	(excluding
	options, warrants	warrants and	securities reflected
Plan Category	and rights	rights	in first column)
Plans approved by shareholders	1,096,475	$2.21	14,750,000
Plans not approved by shareholders	—	—	—
Total	1,096,475	$2.21	14,750,000

Item 6.  Selected Financial Data.

Not required.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in Item 1A – Risk Factors.

Update on Board of Directors and Internal Investigation

As previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2013, Dr. Eric K. Chan is the sole remaining member of our Board of Directors (the “Board”). He also serves as our Chief Executive Officer and President. Our Board has five vacancies. We intend to seek qualified candidates to fill these Board vacancies, including some candidates that are deemed independent based on the independence standards of NASDAQ. There can be no assurance, however, that we will be able to fill any of these vacancies with new directors, independent or otherwise. In the interim, the sole remaining member of our Board will continue to fulfill the Board’s responsibilities.

As also previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 22, 2013, the internal investigation of our past business practices, potentially encompassing members of the Board, management and third persons, and related accounting matters (the “Investigation”), which was performed by outside legal counsel and other outside consultants at the direction of the Board, was substantially completed on December 27, 2012. We have determined that the questionable nature of certain expenditures identified during the Investigation may result in their reclassification in our financial statements, from operating costs and expenses to other expenses, depending on determinations that the Board may make in the future. We do not expect these reclassifications, even if they are made, to result in a material restatement of our financial statements.

As and when we have independent directors serving on our Board, they will consider whether and if any additional actions are to be pursued by the Company in relation to the Investigation.

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

Revenue Recognition

Background

The Company's revenue recognition policy is significant because net patient service revenue is a primary component of its results of operations. Revenue is recognized as services are delivered. The determination of the amount of revenue to be recognized in connection with the Company's services is subject to significant judgments and estimates, which are discussed below.

Revenue Recognition Policy

The Company has established billing rates for its medical services which it bills as gross revenue as services are delivered. Gross billed revenues are then reduced by the Company’s estimate of allowances, which includes the contractual allowance and the provision for doubtful accounts, to arrive at net patient service revenues. Net patient service revenues may not represent amounts ultimately collected. The Company adjusts current period revenue for differences in estimated revenue recorded in prior periods and actual cash collections.

The following table shows gross revenues and allowances for fiscal years 2013 and 2012:

	2013	2012
Gross billed charges	$19,498,962	$19,619,903
Allowances	13,441,551	14,088,670
Net revenue	$6,057,411	$5,531,233
Allowance percentage	69%	72%

The table below sets forth the percentage of our gross patient service revenue by financial class for the fiscal years 2013 and 2012:

	2013	2012
Workers' Compensation	11%	11%
Commercial	43%	40%
Medicare	28%	28%
Medicaid	1%	1%
Self-Pay	14%	16%
Other	3%	4%

Contractual Allowance

The Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received, up to 30 days after the end of the period, for the services performed and also estimating amounts collectible for the services performed within the last six months.

A significant amount of our net revenue results from Texas workers' compensation claims, which are governed by the rules and regulations of the Texas Department of Workers’ Compensation (“TDWC”) and the workers’ compensation healthcare networks. If our hospital chooses to participate in a network, the amount of revenue that will be generated from workers’ compensation claims will be governed by the network contract.

For claims arising prior to the implementation of workers’ compensation networks and out of network claims, inpatient and outpatient surgical services are either reimbursed pursuant to the Acute Care In-Patient Hospital Fee Guideline or at a "fair and reasonable" rate for services in which the fee guideline is not applicable. Starting March 1, 2008, the Texas Workers’ Compensation 2008 Acute Care Hospital Outpatient and Inpatient Facility Fee Guidelines (the “Guidelines”) became effective. Under these Guidelines, the reimbursement amounts are determined by applying the most recently adopted and effective Medicare reimbursement formula and factors; however, if the maximum allowable reimbursement for the procedure performed cannot be calculated using these Guidelines, then reimbursement is determined on a fair and reasonable basis.

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

Should we disagree with the amount of reimbursement provided by a third-party payer, we are required to pursue the medical dispute resolution (“MDR”) process at the TDWC to request proper reimbursement for services. From January 2007 to November 2008, the Company had been successful in its pursuit of collections regarding the stop-loss cases pending before the State Office of Administrative Hearings (“SOAH”), receiving positive rulings in over 90% of its claims presented for administrative determination. A 2007 district court decision upholding our interpretation of the statute as applied to the stop-loss claims was appealed by certain insurance carriers, and on November 13, 2008 the Third Court of Appeals determined that in order for a hospital to be reimbursed at 75% of its usual and customary audited charges for an inpatient admission, the hospital must not only bill at least $40,000, but also show that the admission involved unusually costly and unusually extensive services. Procedurally, the decision means that each case where a carrier raised an issue regarding whether the services provided were unusually costly or unusually extensive would be remanded to either SOAH or MDR for a case-by-case determination of whether the services provided meet these standards. As a result of the Third Court of Appeals opinion, any stop-loss cases pending at SOAH have been remanded to the TDWC since these cases have not been reviewed or decided by the two-prong standard decided by the Third Court of Appeals. The SOAH Administrative Law judges determined that the most appropriate location for these cases is the TDWC.

A petition asking the Texas Supreme Court to review the Third Court of Appeals decision has been denied. Therefore, the Company is bound by the Third Court of Appeals decision. The Texas Supreme Court’s decision delayed final adjudication in these pending stop-loss cases. The uncertain outcome in these cases will depend on a very lengthy process. We anticipate further, lengthy litigation at the Travis County District Courts and the Texas Courts of Appeals. Because of this lengthy process and the uncertainty of recovery in these cases, collection of a material amount of funds in these pending stop-loss cases cannot be anticipated.

Through August 2013, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, when the payments were made, the carriers requested refunds of the payments made in the event that the SOAH decisions and orders were reversed on appeal (which they were). Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. As a result of the reversal of the SOAH decisions and orders, Texas Mutual Insurance Company and other carriers filed petitions in Travis County district court seeking a refund in cases in which the awards were voluntarily paid. The district court found in favor of Texas Mutual and the Company was ordered to refund approximately $4.2 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. The Company did not object to the reversal and remand of the SOAH decisions and orders, but did object to the judgments ordering refunds and those judgments were appealed to the Third Court of Appeals. As part of the appeals, the Company deposited the amounts that were ordered to be refunded as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. On June 6, 2013, the judgments ordering refunds were reversed by the Court of Appeals. The Court of Appeals held that if Texas Mutual wants a refund, it must pursue the refund demand administratively through the TDWC rather than through the district courts. Texas Mutual filed a motion for rehearing with the Court of Appeals which ultimately was denied. The Vista entities have filed motions in all 47 cases with the district court asking that the district clerk be ordered to release the deposited funds to the Vista entities. These motions are pending. In addition, Texas Mutual filed three additional petitions in district court for cases that were left out of the original 47. The court granted Texas Mutual’s petitions and ordered the Vista entities to refund approximately $300,000, including prejudgment interest to Texas Mutual. These judgments were granted before the Court of Appeals reversed the district court’s original judgments. These three cases have been appealed to the Court of Appeals and the funds ordered refunded have been deposited with the district clerk. The Company expects that in due course these three additional judgments will be reversed. If the Court of Appeals’ decision holds, all of the money deposited into the registry of the court will be refunded to the Company. At this time, Texas Mutual has not decided whether to file a petition for review with the Supreme Court of Texas. Should Texas Mutual be successful in reversing the Court of Appeals’ decision, we anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $8.1 million, not including prejudgment interest. As of August 31, 2013, the Company has accrued this amount of $8.1 million, and an additional amount of $2.2 million in interest payable, as accrued liabilities. If the Court of Appeals’ decision holds, we do not anticipate that any other carriers will pursue refund demands through district court but instead will pursue them administratively through TDWC. The cases in which the SOAH decisions and orders were reversed have been or are being remanded to TDWC for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and may be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in many of the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured.

Due to the uncertainties associated with these stop-loss fee dispute cases, the Company recognized increases in the contractual allowance at our Pasadena facility of $10,254,990 and $149,875 during fiscal years 2011 and 2013, respectively, (and an additional amount of $779,583 and $136,542 in the contractual allowance during fiscal years 2011 and 2013, respectively, at our Garland facility, which is classified as discontinued operations), and interest expense of $1,751,478, $547,366 and $548,113 for the fiscal years 2011, 2012 and 2013, respectively, at our Pasadena facility (and an additional interest expense of $132,339, $42,954 and $44,829 for the fiscal years 2011, 2012 and 2013, respectively, at our Garland facility).

Claims regarding payment for ambulatory surgical center and hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and possibly in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges. In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases, which were appealed to the Travis County district courts, challenged the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling was appealed to and was upheld by the Third Court of Appeals on August 26, 2010. The Texas Supreme Court denied a petition asking for review of the Third Court of Appeals decision. The unfavorable interpretation by the Texas Courts of Appeal in our lead case negatively affects the recovery of additional reimbursement, not only in the lead case, but in the remaining 178 pending cases. Consequently, the Company is bound by the Third Court of Appeals’ ruling that interprets the applicable statute and fee guideline to require that the amount that will be paid to a provider must not only be at a “fair and reasonable rate” but also must “ensure the quality of medical care” and “achieve effective cost control” and be the same or less than that charged to others with an equivalent standard of living. This ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided from 2001 through 2004 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008, when the Guidelines took effect. Since the Third Court of Appeals’ unfavorable ruling, collection, if any, in these cases depends on the Company’s ability to establish the criteria in this ruling. The Company was given the opportunity to establish the criteria in approximately 80 cases, which were set for hearing on the merits from March through May 2012 and was unsuccessful. Additionally, there are several thousand ambulatory surgical center and hospital outpatient cases pending at SOAH which will be heard beginning in January, 2014. Settlement offers have been made in the vast majority of these cases and the Company has been successful in settling many of the cases in which offers were made. Even so, it is likely that hundreds, if not more than a thousand, of these cases may go to hearing at SOAH at which the Company will have the opportunity to continue to establish the criteria in the cases still pending at SOAH during the 2014 fiscal year.

Due to the uncertainties regarding the accounts receivable in the MDR process, the 2008 and 2010 Third Court of Appeals’ opinions and our legal counsel’s advice that settlements with insurance carriers in stop-loss cases have virtually stopped, the Company had fully reserved all accounts receivable related to the MDR process as of August 31, 2008. The Company is in active settlement negotiations with insurance carriers for ambulatory surgical center and hospital outpatient cases. Any monies collected for these MDR accounts receivable will be recorded as current period’s net patient service revenues.

Provision for Doubtful Accounts

 Although outcomes vary, our policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations. In non-emergency circumstances or for elective procedures and services, it is our policy to verify insurance prior to a patient being treated; however, there are various exceptions that can occur.

The Company computes its allowances based on the estimated collections on its gross billed charges. The Company computes its estimate of allowance, which is a combination of contractual allowance and provision for doubtful accounts, by taking into account collections received, up to 30 days after the end of the period, for the services performed and also estimating amounts collectible for the services performed within the last six months.

Accounts receivable represent net receivables for services provided by the Company. At each balance sheet date management reviews the accounts receivable for collectibility and provides full allowance reserves for any accounts receivable deemed uncollectible.

The allowances stated as a percentage of gross receivables at the balance sheet dates is larger than the allowance percentage used to reduce gross billed charges due to the application of partial cash collections to the outstanding gross receivable balances, without any adjustment being made to the allowances. The allowance amounts netted against gross receivables are not adjusted until such time as the final collections on an individual receivable are recognized.

The focal point of our business is providing patient care services, including complex orthopedic and bariatric procedures. The Company pursues optimal reimbursement from third-party payers for these services. In some instances, we do not have contractual arrangements with third-party payers which provide for “prompt payment” which may result in additional time to collect the expected reimbursement.

The collection process may also be extended due to our efforts to obtain all optimal reimbursement available to the Company. Specifically, for medical services provided to injured workers, the Company may initially receive reimbursement that may not be within the fee guidelines or regulatory guidelines mandating reimbursement. The Company reviews and pursues those particular claims that are determined to warrant additional reimbursement pursuant to the fee or regulatory guidelines. The Company's pursuit of additional reimbursement amounts that it believes are due under fee or regulatory guidelines may be accomplished through established dispute resolution procedures with applicable regulatory authorities.

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

Results of Operations

	Year Ended August 31, 2013			Year Ended August 31, 2012
	U.S. Division	Corporate	Total	U.S. Division	Corporate	Total
Net patient service revenue	$6,057,411	$—	$6,057,411	$5,531,233	$—	$5,531,233
Costs and expenses:
Compensation and benefits	3,605,663	1,908,484	5,514,147	3,850,678	3,326,103	7,176,781
Medical services and supplies	1,664,780	—	1,664,780	1,557,792	—	1,557,792
Other operating expenses	2,913,767	3,042,425	5,956,192	3,158,835	1,240,448	4,399,283
Depreciation and amortization	444,040	19,512	463,552	454,808	95,835	550,643
Total costs and expenses	8,628,250	4,970,421	13,598,671	9,022,113	4,662,386	13,684,499

Operating loss	(2,570,839)	(4,970,421)	(7,541,260)	(3,490,880)	(4,662,386)	(8,153,266)
Other income (expense):
Rent and other income	59,712	3,710,660	3,770,372	28,620	933,161	961,781
Interest income	—	872,624	872,624	—	1,225,910	1,225,910
Interest expense	(559,790)	(1,281)	(561,071)	(578,478)	(11,917)	(590,395)
Total other income (expense), net	(500,078)	4,582,003	4,081,925	(549,858)	2,147,154	1,597,296

Loss before income taxes from continuing operations	$(3,070,917)	$(388,418)	(3,459,335)	$(4,040,738)	$(2,515,232)	(6,555,970)
(Provision) benefit for income taxes			—			(4,018,699)
Loss from continuing operations			(3,459,335)			(10,574,669)
Discontinued operations, net of income taxes			274,390			(1,394,984)
Loss on disposal of discontinued operations, net of income taxes			(122,975)			(229,201)
Net loss			(3,307,920)			(12,198,854)
Less: Net loss attributable to noncontrolling interest			2,836			47,358
Net loss attributable to Dynacq Healthcare, Inc.			$(3,305,084)			$(12,151,496)

Operational statistics (Number of medical procedures) for Pasadena facility:
Inpatient:
Bariatric	58			68
Orthopedic	12			12
Other	34			64
Total inpatient procedures	104			144
Outpatient:
Orthopedic	118			112
Other	508			446
Total outpatient procedures	626			558
Total procedures	730			702

Comparison of the Fiscal Years Ended August 31, 2013 and August 31, 2012

U.S. Division

Through August 2013, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, when the payments were made, the carriers requested refunds of the payments made in the event that the SOAH decisions and orders were reversed on appeal (which they were). Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. As a result of the reversal of the SOAH decisions and orders, Texas Mutual Insurance Company and other carriers filed petitions in Travis County district court seeking a refund in cases in which the awards were voluntarily paid. The district court found in favor of Texas Mutual and the Company was ordered to refund approximately $4.2 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. The Company did not object to the reversal and remand of the SOAH decisions and orders, but did object to the judgments ordering refunds and those judgments were appealed to the Third Court of Appeals. As part of the appeals, the Company deposited the amounts that were ordered to be refunded as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. On June 6, 2013, the judgments ordering refunds were reversed by the Court of Appeals. The Court of Appeals held that if Texas Mutual wants a refund, it must pursue the refund demand administratively through the TDWC rather than through the district courts. Texas Mutual filed a motion for rehearing with the Court of Appeals which ultimately was denied. The Vista entities have filed motions in all 47 cases with the district court asking that the district clerk be ordered to release the deposited funds to the Vista entities. These motions are pending. In addition, Texas Mutual filed three additional petitions in district court for cases that were left out of the original 47. The court granted Texas Mutual’s petitions and ordered the Vista entities to refund approximately $300,000, including prejudgment interest to Texas Mutual. These judgments were granted before the Court of Appeals reversed the district court’s original judgments. These three cases have been appealed to the Court of Appeals and the funds ordered refunded have been deposited with the district clerk. The Company expects that in due course these three additional judgments will be reversed. If the Court of Appeals’ decision holds, all of the money deposited into the registry of the court will be refunded to the Company. At this time, Texas Mutual has not decided whether to file a petition for review with the Supreme Court of Texas. Should Texas Mutual be successful in reversing the Court of Appeals’ decision, we anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas. If and when these additional motions are granted, the Company will be ordered to refund an additional $8.1 million, not including prejudgment interest. As of August 31, 2013, the Company has accrued this amount of $8.1 million, and an additional amount of $2.2 million in interest payable, as accrued liabilities. If the Court of Appeals’ decision holds, we do not anticipate that any other carriers will pursue refund demands through district court but instead will pursue them administratively through TDWC. The cases in which the SOAH decisions and orders were reversed have been or are being remanded to TDWC for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and may be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in many of the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured.

Due to the uncertainties associated with these stop-loss fee dispute cases, the Company recognized increases in the contractual allowance at our Pasadena facility of $10,254,990 and $149,875 during fiscal years 2011 and 2013, respectively, (and an additional amount of $779,583 and $136,542 in the contractual allowance during fiscal years 2011 and 2013, respectively, at our Garland facility, which is classified as discontinued operations), and interest expense of $1,751,478, $547,366 and $548,113 for the fiscal years 2011, 2012 and 2013, respectively, at our Pasadena facility (and an additional interest expense of $132,339, $42,954 and $44,829 for the fiscal years 2011, 2012 and 2013, respectively, at our Garland facility).

Net patient service revenue increased by $526,178, or 10%, from $5,531,233 to $6,057,411, and total surgical cases increased by 4% from 702 cases for the fiscal year ended August 31, 2012 to 730 cases for the fiscal year ended August 31, 2013.  While the number of cases increased by 4%, net patient service revenue increased by 10%, primarily due to a change in the surgical mix of cases.

 Total costs and expenses decreased by $393,863, or 4%, from $9,022,113 for the fiscal year ended August 31, 2012 to $8,628,250 for the fiscal year ended August 31, 2013. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $245,015, or 6%, primarily associated with reduction in workforce.

•	Medical services and supplies expenses increased marginally by $106,988, or 7%, primarily due to a 4% increase in the number of cases, and also due to write-off of obsolete supplies.

•	Other operating expenses decreased by $245,068, or 8%, primarily due to efforts made by the Company to reduce costs.

Other expense for the fiscal years ended August 31, 2013 and 2012 of $500,078 and $549,858 includes interest expense associated with the stop-loss cases discussed above.

Corporate Division

Compensation and benefits for the Corporate Division includes all corporate personnel compensation and benefits. It also includes $109,462 and $275,407 of non-cash compensation expense for the fiscal years ended August 31, 2013 and 2012, respectively, related to employees’ incentive stock options granted in fiscal years 2007, 2011 and 2012. The lower expense during the fiscal year ended August 31, 2013 is the result of reversal of expenses for forfeiture of the unvested stock options. Apart from the stock option expense discussed above, the decrease in 2013, compared to 2012, was 41%. The compensation expense is lower in the current period due to (a) a reduction in the number of corporate staff, including marketing personnel; (b) the Company incurred a non-cash compensation charge in 2012 of $50,000 for issuance of common stock to an employee; and (c) the Company paid the former chief financial officer an additional compensation of $77,000 in 2012.

Other operating expenses include all corporate general and administrative expenses, including other professional fees such as legal expenses and audit expenses. It increased by $1,801,977, from $1,240,448 for the fiscal year ended August 31, 2012 to $3,042,425 for the fiscal year ended August 31, 2013. The increase in other operating expenses is due to (a) a significant increase in legal and other professional fees by approximately $1.3 million primarily for the internal investigation discussed above; (b) a reversal in fiscal year 2012 of $870,000 in marketing costs and $88,000 in administrative support service fees that were expensed and accrued for in fiscal year 2011, since the amounts were determined to be not payable. Partially offsetting these increases were an overall reduction of approximately $522,000 in other operating expenses due to efforts made by the Company to reduce costs. The Company may continue to incur significant amounts of fees in fiscal year 2014 related to the internal investigation discussed above and in defending ourselves in lawsuits discussed in Item 3 - Legal Proceeding.

Rent and other income increased by $2,777,499, from $933,161 for the fiscal year ended August 31, 2012 to $3,710,660 for the fiscal year ended August 31, 2013. Rent and other income for the fiscal year ended August 31, 2013 includes (a) a gain of $2,199,500 on a bond called during the current period, (b) a gain of $480,108 on the sale of the apartment in Hong Kong, (c) an amount of $193,291 in foreign currency gains, (d) a gain of $695,008 in trading securities, and (e) miscellaneous other income of $142,753. Rent and other income for the fiscal year ended August 31, 2012 includes (a) a foreign currency gain of $1,422,590 realized due to the monies invested in China coming back to the U.S. (The Company had invested in its foreign subsidiaries in China during the last few years, and due to a favorable change in exchange rates between the U.S. Dollar and the Chinese Yuan Renminbi, the Company had accumulated other comprehensive income of $1,422,590. This amount was realized as a gain during fiscal year 2012 upon the return of investments from the Company’s foreign subsidiaries in China); (b) a loss of $318,206 on trading securities; (c) foreign currency exchange losses of $337,953, primarily on investments in Euro bonds; and (d) miscellaneous other income of $166,730.

Interest income of $872,624 and $1,225,910 for the fiscal years ended August 31, 2013 and 2012, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

The Company’s investments in debt instruments (corporate and municipal bonds) are recorded at fair value based on quoted market prices that are traded in less active markets or priced using a quoted market price for similar investments or are priced using non-binding market consensus prices that can be corroborated by observable market data (Level 2). These investments are classified as available-for-sale securities. As of August 31, 2013, these securities are valued at approximately $17.5 million. Unrealized gains in these investments of $9.4 million are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at August 31, 2013. During the fiscal years ended August 31, 2013 and 2012, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had gains (losses) of $695,008 and $(318,206), respectively.

Discontinued Operations

The Company closed the sale of its Garland facility in July 2013 for net proceeds of approximately $4.8 million. In addition, the Company sold equipment for approximately $415,000. The Company took an impairment charge of approximately $1.1 million during the quarter ended August 31, 2012, based on the sales price negotiated at that time. An additional loss of $122,975 was taken based on the final sales price during the quarter ended August 31, 2013. Net patient service revenue for the fiscal year ended August 31, 2013 was $451,965, due to receipts on old accounts receivable that were fully reserved earlier per the Company’s revenue recognition policy. Net patient service revenue for the fiscal year ended August 31, 2012 was $397,278.

 Total costs and expenses for the Garland facility for the fiscal years ended August 31, 2013 and 2012 were $182,174 and $1,652,705, respectively.

In previous years, the Corporate Division included costs and expenses the Company incurred at certain of its subsidiaries in China while pursuing various projects. All of the Company’s foreign subsidiaries, except for Sino Bond, have been classified as discontinued operations, and exited completely in August 2012. Income before income taxes in these subsidiaries was $106,680 for the fiscal year ended August 31, 2012.

Income Taxes

The Company did not recognize a benefit or provision for income taxes for the fiscal year ended August 31, 2013, and had a provision for income taxes for the fiscal year ended August 31, 2012, due to the uncertainty of the Company’s ability to recognize the benefit from the carry forward of net operating losses. The Company has recorded a full valuation allowance against the deferred tax asset.

Liquidity and Capital Resources

The Company maintained sufficient liquidity to meet its business needs in fiscal year 2013. As of August 31, 2013, its principal source of liquidity was $14.6 million in cash and net accounts receivable, and $18.5 million in investments in trading securities and available-for-sale securities. The Company has approximately $13.6 million in cash as of August 31, 2013, the majority of which is deposited in national and international banks. The amounts at these financial institutions in Hong Kong are substantially in excess of Hong Kong Deposit Protection Board insurance limits and in the U.S. are substantially in excess of FDIC and Securities Investor Protection Corporation insurance limits; however, management believes that these financial institutions are of high quality and the risk of loss is minimal.

Cash flows from operating activities

Cash flow used in operating activities for continuing activities was $7,251,677 during fiscal year 2013, primarily due to (a) a net loss before discontinued operations of $3,459,335, (b) net gains on one of the available-for-sale securities the Company was holding being called, and on equity securities, of $2,894,508, (c) a gain of $480,108 on the sale of the apartment in Hong Kong, (d) an increase in accounts receivable of $264,065, and (e) decreases in accounts payable and accrued liabilities of $1,140,533. Partially offsetting these cash outflows were (a) depreciation and amortization of $463,552, and (b) reduction in prepaid expenses of $242,776.

In addition, cash flow provided from operating activities for discontinued operations was $306,907 during fiscal year 2013, primarily due to cash receipts on old accounts receivable which were fully reserved for.

Total cash flow used in operating activities for continuing and discontinued operations combined was $6,944,770 during fiscal year 2013.

Cash flows from investing activities

Cash flow provided by investing activities for continuing activities was $5,898,128, due to (a) sales proceeds of $2,650,000 on one of the available-for-sale securities the Company was holding being called, (b) sales proceeds of $2,365,017 for the apartment in Hong Kong, and (c) sales proceeds of $903,949 in trading securities.

In addition, cash flow provided by investing activities for discontinued operations was $5,245,600 during fiscal year 2013, primarily due to sale of the Garland facility’s property and equipment.

Total cash flow provided by investing activities for continuing and discontinued operations combined was $11,143,728 during fiscal year 2013.

Cash flows from financing activities

Cash flow used in financing activities for continuing activities was $1,251,728, of which $1,091,615 was for repayment of mortgage loan on the apartment in Hong Kong that was sold in the quarter ended November 30, 2012.

The Company had working capital of $3,852,026 as of August 31, 2013, and maintained a liquid position by a current ratio of approximately 1.3 to 1.

We believe we will be able to meet our ongoing liquidity and cash needs for at least the next twelve months based on the amount of available cash and cash equivalents.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us.

Contractual Obligations and Commitments

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has accrued an amount of $8.1 million, and an additional amount of $2.2 million in interest payable as accrued liabilities. For a detailed discussion of this, see Revenue Recognition discussed above.

Total rent and lease expenses paid by the Company for the fiscal years 2013 and 2012 were approximately $131,000 and $127,000, respectively. The Company’s total minimum rental commitments under noncancellable operating leases are approximately $318,000 of which $70,000, $68,000, $64,000, $58,000 and $58,000 are payable in fiscal years 2014, 2015, 2016, 2017 and 2018, respectively.

The Company has contracts with doctors to manage various areas of the Company's hospital and other service agreements. Payments made under these agreements for the fiscal years ended August 31, 2013 and 2012 were $1,156,000 and $1,190,000, respectively. The Company’s minimum commitments under these contracts are approximately $793,000, all of which is payable in fiscal year 2014.

The Company has administrative support services agreements with outside organizations for administrative support services. Payments made related to these agreements for fiscal years 2013 and 2012 were $440,000 and $266,000, respectively. The Company has a total commitment of approximately $272,000, of which $263,000, $6,000 and $3,000 are payable in fiscal years 2014, 2015 and 2016, respectively, related to these administrative support services agreements.

The Company has a note payable commitment for purchase of equipment for the Pasadena facility at an interest rate of 4.5%, secured by the said equipment of approximately $48,000, of which $41,000 is payable in 2014 and $7,000 in 2015.

The Company has purchased some equipment under capital leases, and has a total commitment to pay $198,000 under these leases, of which $123,000 is payable in fiscal year 2014, $32,000 in 2015, $32,000 in 2016 and $11,000 in 2017.

These commitments mentioned above total $12.2 million, of which $11.8 million is payable in fiscal year 2014, $113,000 in 2015, $99,000 in 2016, $69,000 in 2017, and $58,000 in 2018.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Dynacq Healthcare, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Dynacq Healthcare, Inc. (the "Company"), as of August 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynacq Healthcare, Inc. at August 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Briggs & Veselka

Briggs & Veselka
Houston, Texas

November 21, 2013

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Dynacq Healthcare, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Dynacq Healthcare, Inc. (the "Company"), as of August 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynacq Healthcare, Inc. at August 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ KWCO, PC
KWCO, PC
Houston, Texas
March 22, 2013

Dynacq Healthcare, Inc.
Consolidated Balance Sheets

	August 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$13,585,447	$10,638,217
Accounts receivable, net of allowances of approximately $170,198,000 and $187,478,000	1,062,029	797,964
Inventories	293,565	408,961
Trading securities	1,071,346	1,280,518
Interest receivable	102,964	167,229
Prepaid expenses	180,883	423,659
Income tax receivable	569,430	569,430
Assets of discontinued operations	—	5,401,092
Total current assets	16,865,664	19,687,070
Investments available-for-sale	17,458,985	16,828,886
Investment in real estate, net	—	1,889,395
Property and equipment, net	6,323,657	6,655,820
Income tax receivable	800,920	868,249
Other assets	187,101	255,876
Total assets	$41,636,327	$46,185,296

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.
Consolidated Balance Sheets (continued)

	August 31,
	2013	2012
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,012,328	$2,271,436
Accrued liabilities	11,845,317	11,763,362
Current portion of notes payable	40,256	105,735
Current portion of capital lease obligations	115,737	101,696
Total current liabilities	13,013,638	14,242,229
Non-current liabilities:
Long-term portion of notes payable	6,744	1,074,187
Long-term portion of capital lease obligations	69,978	87,465
Total liabilities	13,090,360	15,403,881

Commitments and contingencies
Equity:
Dynacq stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 14,543,626 shares issued and outstanding	14,544	14,544
Additional paid-in capital	10,282,256	10,172,794
Accumulated other comprehensive income	9,382,334	8,419,324
Retained earnings	8,803,410	12,108,494
Total Dynacq stockholders’ equity	28,482,544	30,715,156
Non-controlling interest	63,423	66,259
Total equity	28,545,967	30,781,415
Total liabilities and equity	$41,636,327	$46,185,296

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.
Consolidated Statements of Operations

	Year Ended August 31,
	2013	2012
Net patient service revenue	$6,057,411	$5,531,233
Costs and expenses:
Compensation and benefits	5,514,147	7,176,781
Medical services and supplies	1,664,780	1,557,792
Other operating expenses	5,956,192	4,399,283
Depreciation and amortization	463,552	550,643
Total costs and expenses	13,598,671	13,684,499
Operating loss	(7,541,260)	(8,153,266)
Other income (expense):
Rent and other income	3,770,372	961,781
Interest income	872,624	1,225,910
Interest expense	(561,071)	(590,395)
Total other income, net	4,081,925	1,597,296
Loss before income taxes from continuing operations	(3,459,335)	(6,555,970)
Provision for income taxes	—	(4,018,699)
Loss from continuing operations	(3,459,335)	(10,574,669)
Income (loss) from discontinued operations, net of income taxes	151,415	(1,624,185)
Net loss	(3,307,920)	(12,198,854)
Less: Net loss attributable to noncontrolling interest	2,836	47,358
Net loss attributable to Dynacq Healthcare, Inc.	$(3,305,084)	$(12,151,496)

Basic and diluted earnings (loss) per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.24)	$(0.73)
Income (loss) from discontinued operations, net of income taxes	0.01	(0.12)
Net loss attributable to Dynacq Healthcare, Inc.	$(0.23)	$(0.85)
Basic and diluted average common shares outstanding	14,543,626	14,489,780

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended August 31,
	2013	2012
Net loss	$(3,307,920)	$(12,198,854)
Other comprehensive income, net of taxes:
Net change in foreign currency translation adjustment, net of taxes of $(4,414) and $(513,803)	(8,196)	(944,586)
Net change in fair value of available-for-sale securities, net of taxes of $-0- and $(3,500,481)	971,206	1,910,234
Other comprehensive income	963,010	965,648
Comprehensive loss	(2,344,910)	(11,233,206)
Less comprehensive loss attributable to noncontrolling interest	2,836	47,358
Comprehensive loss attributable to Dynacq Healthcare, Inc.	$(2,342,074)	$(11,185,848)

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.
Consolidated Statements of Changes in Equity

	Common Stock			Accumulated Other Compre- hensive Income (Loss)
	Shares	Amount	Additional Paid-In Capital	Foreign currency translation	Unrealized gains (losses) on securities	Retained Earnings	Non- controlling interest	Total
Balance, August 31, 2011	14,426,960	$14,427	$9,780,837	$952,782	$6,500,894	$24,259,990	$63,617	$41,572,547
Stock issued for non-controlling interest sale and employee compensation	116,666	117	116,549	—	—	—	—	116,666
Stock based compensation	—	—	275,408	—	—	—	—	275,408
Capital contribution							50,000	50,000
Reclassification adjustment for foreign currency gains included in net income, net of taxes of $(501,273)	—	—		(921,318)	—	—	—	(921,318)
Foreign currency translation adjustment, net of taxes of $(12,530)	—	—	—	(23,268)	—	—	—	(23,268)
Unrealized gains on securities available-for-sale, net of taxes of $($3,500,481)	—	—	—	—	1,910,234	—	—	1,910,234
Net loss	—	—	—	—	—	(12,151,496)	(47,358)	(12,198,854)
Balance, August 31, 2012	14,543,626	14,544	10,172,794	8,196	8,411,128	12,108,494	66,259	30,781,415
Stock based compensation	—	—	109,462	—	—	—	—	109,462
Reclassification adjustment for foreign currency gains included in net income, net of taxes of $(4,414)	—	—		(8,196)	—	—	—	(8,196)
Reclassification adjustment for gain on call of securities, available-for-sale, net of taxes of $-0-	—	—	—	—	(2,199,500)	—	—	(2,199,500)
Unrealized gains on securities available-for-sale, net of taxes of $-0-	—	—	—	—	3,170,706	—	—	3,170,706
Net loss	—	—	—	—	—	(3,305,084)	(2,836)	(3,307,920)
Balance, August 31, 2013	14,543,626	$14,544	$10,282,256	$—	$9,382,334	$8,803,410	$63,423	$28,545,967

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.
Consolidated Statements of Cash Flows

	Year Ended August 31,
	2013	2012
Cash flows from operating activities
Net loss	$(3,307,920)	$(12,198,854)
Less (income) loss from discontinued operations, net of income taxes	(151,415)	1,624,185
Net loss before discontinued operations	(3,459,335)	(10,574,669)
Adjustments to reconcile net loss before discontinued operations to net cash from operating activities:
Depreciation and amortization	463,552	550,643
Gain on sale of assets	(27,509)	(34,392)
(Gain) loss on available-for-sale and trading securities	(2,894,508)	317,206
Gain on sale of investment in real estate	(480,108)	—
Deferred income taxes	—	2,358,623
Stock based compensation	109,462	275,408
Charge for non-controlling interest sale and issuance of stock awards	—	166,666
Foreign currency exchange (gains) losses	(117,176)	293,640
Changes in operating assets and liabilities:
Accounts receivable	(264,065)	394,315
Inventories	115,396	141,480
Prepaid expenses	242,776	(151,245)
Interest receivable	64,265	25,137
Income tax receivable	67,329	—
Other assets	68,777	(880)
Accounts payable	(1,259,108)	(75,284)
Accrued liabilities	118,575	(6,634,363)
Cash from continuing activities	(7,251,677)	(12,947,715)
Cash from discontinued activities	306,907	(748,076)
Net cash from operating activities	(6,944,770)	(13,695,791)

Cash flows from investing activities
Sale proceeds of available-for-sale securities	2,650,000	—
Sale proceeds of investment in real estate	2,365,017	—
Sale proceeds of trading securities	903,949	94,669
Purchase of trading securities	—	(211,248)
Sales proceeds of equipment	14,270	51,325
Purchase of equipment	(35,108)	(159,919)
Cash from continuing activities	5,898,128	(225,173)
Cash from discontinued activities	5,245,600	14,000
Net cash from investing activities	$11,143,728	$(211,173)

Continued.

Dynacq Healthcare, Inc.
Consolidated Statements of Cash Flows (continued)

	Year Ended August 31,
	2013	2012
Cash flows from financing activities
Principal payments on notes payable	$(1,132,923)	$(128,296)
Proceeds from notes payable	—	116,339
Payments on capital lease	(118,805)	(94,044)
Contributions from, purchases of and distributions to noncontrolling interest holders, net	—	100,000
Cash from continuing activities	(1,251,728)	(6,001)
Cash from discontinued activities	—	—
Net cash from financing activities	(1,251,728)	(6,001)
Effect of exchange rate changes on cash	—	236,022
Net change in cash and cash equivalents	2,947,230	(13,676,943)
Cash and cash equivalents at beginning of year	10,638,217	24,315,160
Cash and cash equivalents at end of year	$13,585,447	$10,638,217

Supplemental cash flow disclosures
Cash paid during year for:
Interest	$212,915	$751,082
Income taxes	$—	$—

Non-cash investing and financing activities:
Unrealized change in fair value of available-for-sale securities	$971,206	$1,910,234
Purchase of equipment under capital lease	115,359	—

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.
Notes to Consolidated Financial Statements
August 31, 2013

1.	Significant Accounting Policies

Business and Organization

Dynacq Healthcare, Inc., a Nevada corporation (the “Company”), is a holding company that through its subsidiaries in the United States develops and manages general acute care hospitals that principally provide specialized surgeries. The Company through its United States subsidiaries owns and operates one general acute care hospital in Pasadena, Texas. The Company through its subsidiary in Hong Kong invests in debt and equity securities, including short-term investments in initial public offerings and pre-initial public offerings.

The Company was incorporated under the laws of the State of Nevada in 1992. The Company was reincorporated in Delaware in November 2003 and reincorporated back in Nevada in August 2007.

U.S. Division

In the United States, the Company manages and operates one general acute care hospital that principally provides specialized surgeries such as bariatric, orthopedic and neuro-spine surgeries.

In May 1998, Vista Community Medical Center, L.L.C., a Texas limited liability company, was organized for the purpose of operating a hospital (the "Pasadena facility"). In June 2003, the Pasadena facility was converted to a limited liability partnership. As of August 31, 2013 and 2012, the Company through its subsidiaries had a 98% and 99%, respectively, ownership interest in the Pasadena facility.

In July 2003, Vista Hospital of Dallas, LLP was organized for the purposes of acquiring and operating a surgical hospital in Garland, Texas (the "Garland facility"). The Company closed the Garland facility in September 2011, and sold it in July 2013. The Garland facility’s operations for the fiscal years ended August 31, 2013 and 2012 are classified as discontinued operations.

Corporate Division

The Company organized Sino Bond Inc. Limited, a Hong Kong corporation (“Sino Bond”) to hold and manage investments in Hong Kong. Sino Bond invests in debt and equity securities in Europe and Asia, including initial public offerings and pre-initial public offerings.

The Company’s previous operations in China conducted through a wholly owned subsidiary, Dynacq-Huai Bei, ceased in February 2011, were classified as discontinued operations, and were exited completely in August 2012.
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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for annual financial information and with the instructions to Form 10-K and Article 3 and 3-A of Regulation S-X. The majority of the Company's expenses are "cost of revenue" items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, which were approximately $5.0 million and $4.7 million for the fiscal years 2013 and 2012, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant of the Company's estimates is the determination of revenue to recognize for the services the Company provides and the determination of allowances, which includes the contractual allowances and the provision for doubtful accounts. See “Revenue Recognition” below for further discussion. Actual results could differ materially from those estimates used in preparation of these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Investments in Available-for-Sale and Trading Securities

The Company’s investments in debt instruments (corporate and municipal bonds) are recorded at fair value based on quoted market prices that are traded in less active markets or priced using a quoted market price for similar investments or are priced using non-binding market consensus prices that can be corroborated by observable market data (Level 2). These investments are classified as available-for-sale securities. These investments are subject to default risk. Unrealized gains in the fair value are reported in accumulated other comprehensive income, net of related income tax effect. The Company regularly monitors its investment portfolio for any decline in fair value that is other than temporary and records any such impairment as an impairment loss. The determination of the gain or loss on the sale of any security is made using the specific identification method. During the fiscal year ended August 31, 2013, one of these available-for-sale securities with a book cost of $450,500 was called for a gain of $2,199,500. As of August 31, 2013, the balance of these securities is valued at approximately $17.5 million.

The Company also invests in initial public offerings of equity securities on the Hong Kong Stock Exchange. These investments are classified as trading securities, and are carried at fair value as of August 31, 2013 and 2012. These investments are subject to fluctuations in the market price. During the fiscal years ended August 31, 2013 and 2012, the Company had a net gain (loss) of $695,008 and $(318,206), respectively, in these securities.

Investment in Real Estate and Note Payable

In October 2012, the Company sold an apartment in Hong Kong, which was purchased in March 2010. The net proceeds from the sale of the apartment were $1,273,402, after repayment of the associated note payable, resulting in a gain on the sale of $480,108.

In November 2011 and September 2010, the Company borrowed $116,339 and $65,000 as notes payable from a financial institution at an interest rate of 4.5% and 6%, which notes are to be repaid in 36 and 24 monthly installments, respectively, and are secured by specific equipment purchased at our Pasadena facility. The $65,000 note payable was fully repaid during the quarter ended November 30, 2012. The Company paid down $41,308 during the fiscal year ended August 31, 2013, and the current and long-term portions of the notes payable as of August 31, 2013 are $40,256 and $6,744, respectively.

Inventories

Inventories, consisting primarily of medical supplies, are stated at the lower of cost or market, with cost determined by use of the average cost method.

Property and Equipment

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Expenditures which extend the physical or economic life of the assets are capitalized and depreciated.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from five to 39 years. The Company has classified its assets into three categories. The categories are listed below, along with the useful life for each category.

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

Fair Value of Financial Instruments

The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, accounts receivable and accrued liabilities approximate fair value. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

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

The following table summarizes our financial assets and liabilities measured and reported in the Company’s statement of financial position at fair value on a recurring basis as of August 31, 2013, segregated among the appropriate levels within the fair value hierarchy:

	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	$—	$17,458,985	$—
Trading securities	1,071,346	—	—

The Company’s investments in Level 1 are in equity stocks at a cost of $1,207,335. The Company’s investments in Level 2 are in perpetual debt instruments (corporate and municipal bonds) traded on the European markets, at a cost of $7,984,646, are recorded at fair value based on quoted market prices that are traded in less active markets or priced using a quoted market price for similar investments or are priced using non-binding market consensus prices that can be corroborated by observable market data (Level 2), and there has been no change in valuation techniques for these investments (Level 2).

Revenue Recognition

Background

The Company's revenue recognition policy is significant because net patient service revenue is a primary component of its results of operations. Revenue is recognized as services are delivered. The determination of the amount of revenue to be recognized in connection with the Company's services is subject to significant judgments and estimates, which are discussed below.

Revenue Recognition Policy

The Company has established billing rates for its medical services which it bills as gross revenue as services are delivered. Gross billed revenues are then reduced by the Company’s estimate of  allowances, which includes the contractual allowance and the provision for doubtful accounts, to arrive at net patient service revenues. Net patient service revenues may not represent amounts ultimately collected. The Company adjusts current period revenue for differences in estimated revenue recorded in prior periods and actual cash collections.

The following table shows gross revenues and allowances for fiscal years 2013 and 2012:

	2013	2012
Gross billed charges	$19,498,962	$19,619,903
Allowances	13,441,551	14,088,670
Net revenue	$6,057,411	$5,531,233
Allowance percentage	69%	72%

The table below sets forth the percentage of our gross patient service revenue by financial class for the fiscal years 2013 and 2012:

	2013	2012
Workers' Compensation	11%	11%
Commercial	43%	40%
Medicare	28%	28%
Medicaid	1%	1%
Self-Pay	14%	16%
Other	3%	4%

Contractual Allowance

The Company computes its contractual allowance based on the estimated collections on its gross billed charges. The Company computes its estimate by taking into account collections received, up to 30 days after the end of the period, for the services performed and also estimating amounts collectible for the services performed within the last six months.

A significant amount of our net revenue results from Texas workers' compensation claims, which are governed by the rules and regulations of the Texas Department of Workers’ Compensation (“TDWC”) and the workers’ compensation healthcare networks. If our hospital chooses to participate in a network, the amount of revenue that will be generated from workers’ compensation claims will be governed by the network contract.

For claims arising prior to the implementation of workers’ compensation networks and out of network claims, inpatient and outpatient surgical services are either reimbursed pursuant to the Acute Care In-Patient Hospital Fee Guideline or at a "fair and reasonable" rate for services in which the fee guideline is not applicable. Starting March 1, 2008, the Texas Workers’ Compensation 2008 Acute Care Hospital Outpatient and Inpatient Facility Fee Guidelines (the “Guidelines”) became effective. Under these Guidelines, the reimbursement amounts are determined by applying the most recently adopted and effective Medicare reimbursement formula and factors; however, if the maximum allowable reimbursement for the procedure performed cannot be calculated using these Guidelines, then reimbursement is determined on a fair and reasonable basis.

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

Should we disagree with the amount of reimbursement provided by a third-party payer, we are required to pursue the medical dispute resolution (“MDR”) process at the TDWC to request proper reimbursement for services. From January 2007 to November 2008, the Company had been successful in its pursuit of collections regarding the stop-loss cases pending before the State Office of Administrative Hearings (“SOAH”), receiving positive rulings in over 90% of its claims presented for administrative determination. A 2007 district court decision upholding our interpretation of the statute as applied to the stop-loss claims was appealed by certain insurance carriers, and on November 13, 2008 the Third Court of Appeals determined that in order for a hospital to be reimbursed at 75% of its usual and customary audited charges for an inpatient admission, the hospital must not only bill at least $40,000, but also show that the admission involved unusually costly and unusually extensive services. Procedurally, the decision means that each case where a carrier raised an issue regarding whether the services provided were unusually costly or unusually extensive would be remanded to either SOAH or MDR for a case-by-case determination of whether the services provided meet these standards. As a result of the Third Court of Appeals opinion, any stop-loss cases pending at SOAH have been remanded to the TDWC since these cases have not been reviewed or decided by the two-prong standard decided by the Third Court of Appeals. The SOAH Administrative Law judges determined that the most appropriate location for these cases is the TDWC.

A petition asking the Texas Supreme Court to review the Third Court of Appeals decision has been denied. Therefore, the Company is bound by the Third Court of Appeals decision. The Texas Supreme Court’s decision delayed final adjudication in these pending stop-loss cases. The uncertain outcome in these cases will depend on a very lengthy process. We anticipate further, lengthy litigation at the Travis County District Courts and the Texas Courts of Appeals. Because of this lengthy process and the uncertainty of recovery in these cases, collection of a material amount of funds in these pending stop-loss cases cannot be anticipated.

Through August 2013, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, when the payments were made, the carriers requested refunds of the payments made in the event that the SOAH decisions and orders were reversed on appeal (which they were). Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. As a result of the reversal of the SOAH decisions and orders, Texas Mutual Insurance Company and other carriers filed petitions in Travis County district court seeking a refund in cases in which the awards were voluntarily paid. The district court found in favor of Texas Mutual and the Company was ordered to refund approximately $4.2 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. The Company did not object to the reversal and remand of the SOAH decisions and orders, but did object to the judgments ordering refunds and those judgments were appealed to the Third Court of Appeals. As part of the appeals, the Company deposited the amounts that were ordered to be refunded as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds.  On June 6, 2013, the judgments ordering refunds were reversed by the Court of Appeals. The Court of Appeals held that if Texas Mutual wants a refund, it must pursue the refund demand administratively through the TDWC rather than through the district courts. Texas Mutual filed a motion for rehearing with the Court of Appeals which ultimately was denied. The Vista entities have filed motions in all 47 cases with the district court asking that the district clerk be ordered to release the deposited funds to the Vista entities. These motions are pending. In addition, Texas Mutual filed three additional petitions in district court for cases that were left out of the original 47. The court granted Texas Mutual’s petitions and ordered the Vista entities to refund approximately $300,000, including prejudgment interest to Texas Mutual. These judgments were granted before the Court of Appeals reversed the district court’s original judgments. These three cases have been appealed to the Court of Appeals and the funds ordered refunded have been deposited with the district clerk. The Company expects that in due course these three additional judgments will be reversed. If the Court of Appeals’ decision holds, all of the money deposited into the registry of the court will be refunded to the Company. At this time, Texas Mutual has not decided whether to file a petition for review with the Supreme Court of Texas. Should Texas Mutual be successful in reversing the Court of Appeals’ decision, we anticipate that similar motions requesting remand and a refund for awards voluntarily paid will be filed and will likely be granted by the 345th Judicial District Court of Travis County, Texas.  If and when these additional motions are granted, the Company will be ordered to refund an additional $8.1 million, not including prejudgment interest. As of August 31, 2013, the Company has accrued this amount of $8.1 million, and an additional amount of $2.2 million in interest payable, as accrued liabilities. If the Court of Appeals’ decision holds, we do not anticipate that any other carriers will pursue refund demands through district court but instead will pursue them administratively through TDWC.  The cases in which the SOAH decisions and orders were reversed have been or are being remanded to TDWC for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and may be ordered to be refunded. Once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in many of the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured.

Due to the uncertainties associated with these stop-loss fee dispute cases, the Company recognized increases in the contractual allowance at our Pasadena facility of $10,254,990 and $149,875 during fiscal years 2011 and 2013, respectively, (and an additional amount of $779,583 and $136,542 in the contractual allowance during fiscal years 2011 and 2013, respectively, at our Garland facility, which is classified as discontinued operations), and interest expense of $1,751,478, $547,366 and $548,113 for the fiscal years 2011, 2012 and 2013, respectively, at our Pasadena facility (and an additional interest expense of $132,339, $42,954 and $44,829 for the fiscal years 2011, 2012 and 2013, respectively, at our Garland facility).

Claims regarding payment for ambulatory surgical center and hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and possibly in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges. In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases, which were appealed to the Travis County district courts, challenged the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling was appealed to and was upheld by the Third Court of Appeals on August 26, 2010. The Texas Supreme Court denied a petition asking for review of the Third Court of Appeals decision. The unfavorable interpretation by the Texas Courts of Appeal in our lead case negatively affects the recovery of additional reimbursement, not only in the lead case, but in the remaining 178 pending cases. Consequently, the Company is bound by the Third Court of Appeals’ ruling that interprets the applicable statute and fee guideline to require that the amount that will be paid to a provider must not only be at a “fair and reasonable rate” but also must “ensure the quality of medical care” and “achieve effective cost control” and be the same or less than that charged to others with an equivalent standard of living. This ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided from 2001 through 2004 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008, when the Guidelines took effect. Since the Third Court of Appeals’ unfavorable ruling, collection, if any, in these cases depends on the Company’s ability to establish the criteria in this ruling. The Company was given the opportunity to establish the criteria in approximately 80 cases, which were set for hearing on the merits from March through May 2012 and was unsuccessful. Additionally, there are several thousand ambulatory surgical center and hospital outpatient cases pending at SOAH which will be heard beginning in January, 2014. Settlement offers have been made in the vast majority of these cases and the Company has been successful in settling many of the cases in which offers were made. Even so, it is likely that hundreds, if not more than a thousand, of these cases may go to hearing at SOAH at which the Company will have the opportunity to continue to establish the criteria in the cases still pending at SOAH during the 2014 fiscal year.

Due to the uncertainties regarding the accounts receivable in the MDR process, the 2008 and 2010 Third Court of Appeals’ opinions and our legal counsel’s advice that settlements with insurance carriers in stop-loss cases have virtually stopped, the Company had fully reserved all accounts receivable related to the MDR process as of August 31, 2008. The Company is in active settlement negotiations with insurance carriers for ambulatory surgical center and hospital outpatient cases. Any monies collected for these MDR accounts receivable will be recorded as current period’s net patient service revenues.

Provision for Doubtful Accounts

 Although outcomes vary, our policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations. In non-emergency circumstances or for elective procedures and services, it is our policy to verify insurance prior to a patient being treated; however, there are various exceptions that can occur.

The Company computes its allowances based on the estimated collections on its gross billed charges.  The Company computes its estimate of allowance, which is a combination of contractual allowance and provision for doubtful accounts, by taking into account collections received, up to 30 days after the end of the period, for the services performed and also estimating amounts collectible for the services performed within the last six months.

Accounts receivable represent net receivables for services provided by the Company. At each balance sheet date management reviews the accounts receivable for collectibility and provides full allowance reserves for any accounts receivable deemed uncollectible.

The allowances stated as a percentage of gross receivables at the balance sheet dates is larger than the allowance percentage used to reduce gross billed charges due to the application of partial cash collections to the outstanding gross receivable balances, without any adjustment being made to the allowances. The allowance amounts netted against gross receivables are not adjusted until such time as the final collections on an individual receivable are recognized.

The focal point of our business is providing patient care services, including complex orthopedic and bariatric procedures. The Company pursues optimal reimbursement from third-party payers for these services. In some instances, we do not have contractual arrangements with third-party payers which provide for “prompt payment” which may result in additional time to collect the expected reimbursement.

The collection process may also be extended due to our efforts to obtain all optimal reimbursement available to the Company. Specifically, for medical services provided to injured workers, the Company may initially receive reimbursement that may not be within the fee guidelines or regulatory guidelines mandating reimbursement. The Company reviews and pursues those particular claims that are determined to warrant additional reimbursement pursuant to the fee or regulatory guidelines. The Company's pursuit of additional reimbursement amounts that it believes are due under fee or regulatory guidelines may be accomplished through established dispute resolution procedures with applicable regulatory authorities.

Stock Based Compensation

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

Advertising Costs

Advertising and marketing costs in the amounts of $125,000 and $162,000 for the fiscal years ended August 31, 2013 and 2012, respectively, were expensed as incurred. In fiscal year 2012, the Company reversed $870,000 of marketing costs that were expensed and accrued for in fiscal year 2011, since the amounts were determined to be not payable.

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

Noncontrolling Interest

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company's facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as noncontrolling interest. Noncontrolling interest reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interests ranged from 1.75% to 2.00% during the fiscal year ended August 31, 2013).

The following table sets forth the activity in the noncontrolling interest account for the fiscal years ended August 31, 2013 and 2012:

Balance August 31, 2011	$63,617
Loss allocated to noncontrolling interest holders	(47,358)
Capital contributions from/distributions to new noncontrolling interest holders, net	50,000
Balance August 31, 2012	66,259
Loss allocated to noncontrolling interest holders	(2,836)
Balance August 31, 2013	$63,423

Earnings (Loss) per Share

Earnings (loss) per share has been computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share has been calculated to give effect to the dilutive effect of common stock equivalents consisting of stock options in years in which the Company has income. The calculation of dilutive shares outstanding excludes 1,096,475 options and 2,790,566 options outstanding as of August 31, 2013 and 2012, respectively, because their effect is antidilutive.

Foreign Currency Translation

The functional currency of the Company as a whole is the U.S. Dollar. The Company has designated the U.S. Dollar as the functional currency for Sino Bond in Hong Kong. The effects of foreign currency exchange adjustments are included as a component of Rent and Other Income in the Consolidated Statements of Operations.

 Recent Accounting Pronouncements

No recent accounting pronouncements or other authoritative guidance has been issued that management considers likely to have a material impact on our consolidated financial statements.

2.     Property and Equipment

At August 31, property and equipment consisted of the following:

	2013	2012
Land	$497,110	$497,110
Buildings and improvements	8,989,115	8,989,115
Equipment, furniture and fixtures (including equipment under capital lease of $585,450 and $470,091)	8,528,872	10,058,232
	18,015,097	19,544,457
Less accumulated depreciation and amortization (including amortization for equipment under capital lease of $449,860 and $340,461)	(11,691,440)	(12,888,637)
Net property and equipment	$6,323,657	$6,655,820

For the fiscal years ended August 31, 2013 and 2012, depreciation and amortization expense was $463,552 and $550,643, respectively.

3.     Discontinued Operations

The Company classifies assets to be disposed of as held for sale or, if appropriate, discontinued operations when appropriate approvals for the disposal are made by management or the Board of Directors (the “Board”). Cash flows from discontinued businesses are reflected as discontinued operating, investing, and financing activities in our statement of cash flows.

The Company closed the Garland facility on September 30, 2011, and sold it in July 2013. The Company took an impairment charge of approximately $1.1 million during the quarter ended August 31, 2012, based on the sales price negotiated at that time.  An additional loss of $122,975 was taken based on the final sales price during the quarter ended August 31, 2013.  The Company continues collection efforts on accounts receivable for procedures conducted at the Garland Facility.  While these accounts receivable are fully offset by an allowance for doubtful accounts, any cash collections are reported as revenues when received.

The Company’s previous operations in China conducted through a wholly owned subsidiary, Dynacq-Huai Bei, ceased in February 2011, were classified as discontinued operations, and were exited completely in August 2012.

The following is a summary of financial information related to our discontinued operations for the fiscal years ended August 31, 2013 and 2012:

Discontinued Operations

	Year Ended August 31, 2013			Year Ended August 31, 2012
	Garland Facility	China Operations	Total	Garland Facility	China Operations	Total
Net patient service revenue	$451,965	$—	$451,965	$397,278	$—	$397,278
Costs and expenses:
Compensation and benefits	32,415	—	32,415	181,693	22,644	204,337
Medical services and supplies	(8,301)	—	(8,301)	235,977	—	235,977
Other operating expenses	158,061	—	158,061	957,090	(363,148)	593,942
Asset impairment charge	—	—	—	1,058,056	—	1,058,056
Depreciation and amortization	—	—	—	—	82,353	82,353
Total costs and expenses	182,175	—	182,175	2,432,816	(258,151)	2,174,665
Operating income (loss)	269,790	—	269,790	(2,035,538)	258,151	(1,777,387)
Other income (expense), net	4,600	—	4,600	304,673	77,730	382,403
Income (loss) before income taxes	274,390	—	274,390	(1,730,865)	335,881	(1,394,984)
Benefit for income taxes	—	—	—	—	—	—
Income (loss) on discontinued operations, net of taxes	274,390	—	274,390	(1,730,865)	335,881	(1,394,984)
Loss on disposal of discontinued assets	(122,975)	—	(122,975)	—	(229,201)	(229,201)
Benefit for income taxes	—	—	—	—	—	—
Loss on disposal of discontinued operations, net of taxes	(122,975)	—	(122,975)	—	(229,201)	(229,201)
Total income (loss) on discontinued operations, net of taxes	$151,415	$—	$151,415	$(1,730,865)	$106,680	$(1,624,185)

	August 31, 2013			August 31, 2012
	Garland Facility	China Operations	Total	Garland Facility	China Operations	Total
Current assets	$—	$—	$—	$—	$—	$—
Property and equipment, net	—	—	—	5,401,092	—	5,401,092
Total assets	$—	$—	$—	$5,401,092	$—	$5,401,092

Current liabilities:
Accounts payable and accrued liabilities	$—	$—	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—	$—	$—

4.     Notes payable

At August 31, notes payable consisted of the following:

	2013	2012
Note payable secured by the apartment in Hong Kong. The Company obtained an 18-year mortgage loan of $1,245,775 from a financial institution, with a variable interest rate at the lower of 3-month Hang Seng Interbank Offered Rates plus 0.7% or 2.9% below the Hong Kong Dollar best lending rate quoted by the financial institution. In fiscal year 2013, the apartment was sold, and the related note payable was also paid off.	$—	$1,091,615
Notes payable for $116,339 and $65,000 for purchases of equipment for the Pasadena facility at an interest rate of 4.5% and 6%, secured by the said equipment.	47,000	88,307
Total	47,000	1,179,922
Less: Current portion	(40,256)	(105,735)
Long-term portion	$6,744	$1,074,187

Principal payments due on the note payable in fiscal years 2014 and 2015 are $40,256 and $6,744, respectively.

5.     Income Taxes

The provision (benefit) for income taxes consisted of the following:

	Year Ended August 31,
	2013	2012
Current tax (benefit) expense:
Federal	$–	$–
State	–	–
Total current	–	–
Deferred tax (benefit) expense:
Federal	–	4,018,699
State	–	–
Total deferred	–	4,018,699
Total income tax expense	$–	$4,018,699

As of August 31, 2012 there was an income tax expense of $4,018,699.  The Company had anticipated collecting significant amounts of money from the MDR cases, which were fully reserved, to offset some of the prior years’ losses but has not been successful as yet.  In addition, the Company in fiscal years 2013 and 2012 continued to have operating losses.  The Company believes that the likelihood of realizing future tax benefit for the deferred tax assets is low, and hence increased the valuation allowance to write-off the deferred tax assets.

The components of the provision (benefit) for deferred income taxes at August 31 were as follows:

	2013	2012
Applicable to:
Net operating loss carryforward	$(1,611,973)	$(4,941,754)
Differences between revenues and expenses recognized for federal income tax and financial reporting purposes	246,396	2,172,058
Difference in method of computing depreciation for tax and financial reporting purposes	26,981	49,061
Changes in valuation allowance	1,338,596	6,739,334

Deferred income tax expense	$–	$4,018,699

Significant components of the Company's deferred tax liabilities and assets were as follows at August 31, 2013:

	Current	Noncurrent
Deferred tax liabilities:
Depreciation	$–	$(207,396)
Deferred tax assets:
Net operating loss carryforward	–	9,439,548
Revenue and expense differences	13,157	3,580,862
Allowance for uncollectible accounts	513,456	–
Other	(166,758)	(29,869)
Valuation allowance	(359,855)	(12,783,145)
Net deferred tax asset (liability)	$–	$–

Significant components of the Company's deferred tax liabilities and assets were as follows at August 31, 2012:

	Current	Noncurrent
Deferred tax liabilities:
Depreciation	$–	$(180,415)
Deferred tax assets:
Net operating loss carryforward	–	7,827,575
Revenue and expense differences	54,664	3,342,010
Allowance for uncollectible accounts	513,456	–
Asset impairment	370,320	–
Other	(166,758)	43,551
Valuation allowance	(771,682)	(11,032,721)
Net deferred tax asset (liability)	$–	$–

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Due to the uncertainty of the Company’s ability to recognize the benefit from the net operating losses, the Company has recorded a full valuation allowance against the deferred tax assets as at August 31, 2013 and 2012.

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

A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income tax rate to income before income taxes and noncontrolling interests is as follows:

	Year Ended August 31,
	2013	2012
Benefit for income taxes computed using the statutory rate of 35%	$(1,210,767)	$(2,294,590)
Noncontrolling interest in loss of consolidated subsidiaries	993	16,575
Non-deductible expenses	(128,822)	(442,620)
Changes in valuation allowance	1,338,596	6,739,334
Expense for income taxes	$—	$4,018,699

The Company files income tax returns in the U.S. federal and foreign jurisdictions.  The federal statute limitation is open for tax year ending on and after August 31, 2010 and the State of Texas statute limitation is open for the report years 2010 through 2013. The Company is currently undergoing an IRS examination of its tax year ending August 31, 2011. The IRS has not proposed any adjustment or reached a conclusion from this examination.At August 31, 2013, we had approximately $27.0 million of federal net operating loss carryforwards, which, if not utilized, will expire at various dates from 2031 through 2033.

6.	Related Party Transactions

The Company has retained Redwood Health Corporation (“Redwood”), to furnish physicians to provide in-house emergency medical coverage for its Pasadena facility during the weekend hours and weekday nights at an hourly rate of $75.  The Company’s chief executive officer is a physician and an affiliate of Redwood.  The Company paid $397,050 and $421,725 for emergency room physician services to Redwood in fiscal years 2013 and 2012, respectively. Management, as well as the Audit Committee that approved the agreement, believes that the hourly rate being paid is consistent with comparable in-house emergency medical coverage rates available in the area.

Dr. Ping Chu, a director of the Company until October 30, 2012, paid the Company $3,831 and $14,938 during fiscal years ended August 31, 2013 and 2012, respectively for rent and management fees.   As of August 31, 2013 and 2012, the Company had accounts receivable from Dr. Chu of $-0- and $46,848, respectively. Included in the accounts receivable balance were amounts applicable to Dr. Chu's staffs' payroll for which he reimbursed the Company in the ordinary course of business.

During the fiscal year 2009, the Company retained Anesthesia Associates of Houston Metroplex to provide exclusive, continuous and uninterrupted anesthesiology services, including physicians and CRNAs, to the Pasadena facility for a monthly compensation of $5,000. The Company’s chief executive officer is a physician and an affiliate of Anesthesia Associates of Houston Metroplex. The Company paid $60,000 for anesthesiology services to said organization in each of the fiscal years 2013 and 2012. Management, as well as the Board that approved the agreement, believes that the rate being paid is consistent with comparable in-house anesthesiology services rates available in the area. During the fiscal year 2009, the Company also retained Redwood to locate and recruit additional skilled anesthesiologists and CRNAs for its Pasadena facility for a monthly compensation of $20,000. The Company paid $240,000 for said recruitment services to Redwood in each of the fiscal years 2013 and 2012. Management, as well as the Board that approved the agreement, believes that the rate being paid is consistent with comparable rates for recruitment available in the area. The Company entered into these two agreements in order to replace the previous anesthesiology group, whose contract terminated at the end of fiscal year 2009. The compensation which was being paid to the previous group was substantially the same as that being paid under the new contracts.

The Company had purchased artifacts as inventory for re-sale in China during fiscal years 2010 and 2011.  The purchase amount was paid by Mr. Chiu Chan, the Company’s former chief executive officer.  The amount payable to his estate of $231,333 and $270,468, as of August 31, 2013 and 2012, respectively, is included in Accrued Liabilities in the Consolidated Balance Sheet.  The Audit Committee had since approved the purchases by Mr. Chan on behalf of the Company, and believed that these purchases have been made at the prevailing market rates.

7.	Stockholders' Equity and Stock Option Plan

Preferred Stock

In January 1992, the Board approved an amendment to the Company's Articles of Incorporation to authorize 5,000,000 shares of undesignated preferred stock, for which the Board is authorized to fix the designation, powers, preferences and rights. There are no shares of preferred stock issued or outstanding.

Treasury Stock

The Company did not purchase any treasury shares in fiscal years 2013 and 2012.

Stock Option Plans

Year 2011 Stock Incentive Plan

The purpose of the Year 2011 Stock Incentive Plan (“2011 Plan”) is to strengthen the Company by providing an incentive to its employees, officers, consultants and directors and encouraging them to devote their abilities and industry to the success of the Company’s business enterprise. It is intended that this purpose be achieved by extending to employees, officers, consultants and directors of the Company and its subsidiaries an added long-term incentive for high levels of performance and unusual efforts through the grant of incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance awards and restricted stock.  The Company has reserved 15,000,000 shares of common stock for issuance under the 2011 Plan.

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

As of August 31, 2013, there remain 250,000 shares to be issued upon exercise of outstanding options, and 14,750,000 shares which can be issued under the 2011 Plan after giving effect to shares issued and canceled.

2000 Incentive Plan

The Company's 2000 Incentive Plan ("2000 Plan") provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries.  The Company had reserved 5,000,000 shares of common stock for future issuance under the 2000 Plan.  The 2000 Plan does not have a fixed termination date, provided that no incentive stock option can be granted subsequent to August 29, 2011.  As of August 31, 2013, there remain 846,475 shares to be issued upon exercise of outstanding options, and no new stock options awards will be issued under the 2000 Plan.

The following table summarizes the stock option activities for the fiscal year ended August 31, 2013 (share amounts in thousands):

		Weighted Average
		Option Exercise
	Shares	Price Per Share
Outstanding, August 31, 2011	2,206	$2.41
Granted	1,450	1.03
Exercised	—	—
Expired or canceled	(865)	1.68
Outstanding, August 31, 2012	2,791	1.92
Granted	—	—
Exercised	—	—
Expired or canceled	(1,694)	1.74
Outstanding, August 31, 2013	1,097	2.21

For the fiscal years ended August 31, 2013 and 2012, there were no stock options exercised. The aggregate intrinsic value of the stock options outstanding as of August 31, 2013 and 2012 is $-0-, since the market price is lower than the exercise price.

The following summarizes information related to stock options outstanding as of August 31, 2013, and related weighted average price and life information:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares
	(Share Amounts In Thousands)
$1.10	250	8.4	63
$1.86	660	7.9	330
$4.90	187	1.3	187
Total	1,097	6.8	580

For the fiscal years ended August 31, 2013 and 2012, stock-based compensation expense associated with the Company’s stock options and stock grants was $109,462 and $325,408, respectively.  The total unrecognized compensation expense for outstanding stock options as of August 31, 2013 was $378,000, and will be recognized, in general, over 1.9 years.

The fair value of the stock-based awards in fiscal year 2012 was $754,224 and was estimated using the Black-Scholes model with the following weighted average assumptions:

Year Ended August 31, 2012
Estimated fair value per share	$0.52
Expected life (years)	4.1
Risk free interest rate	0.79%
Volatility	78%
Dividend yield	—

8.    Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering substantially all employees of the Company and provides for voluntary contributions by these employees, subject to certain limits. The plan was effective June 1, 2001. The Company makes discretionary contributions to the plan. The Company's contributions for fiscal years 2013 and 2012 were $29,092 and $32,322, respectively.

9.	Net Income (Loss) Per Share

The following table presents the computation of basic and diluted earnings (loss) per common share attributable to the Company:

	Year Ended August 31,
	2013	2012
Basic and diluted earnings (loss):
Numerator:
Loss from continuing operations	$(3,459,335)	$(10,574,669)
Less: Net loss attributable to noncontrolling interest	2,836	47,358
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	(3,456,499)	(10,527,311)
Income (loss) from discontinued operations, net of income taxes	151,415	(1,624,185)
Net loss attributable to Dynacq Healthcare, Inc.	$(3,305,084)	$(12,151,496)
Denominator:
Basic and diluted average common shares outstanding	14,543,626	14,489,780

Basic and diluted earnings (loss) per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.24)	$(0.73)
Income (loss) from discontinued operations, net of income taxes	0.01	(0.12)
Net loss attributable to Dynacq Healthcare, Inc.	$(0.23)	$(0.85)

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net income (loss) per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to 1,096,475 shares and 2,790,566 shares as of August 31, 2013 and 2012, respectively.

10.	Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

The following table presents information about items reclassified out of accumulated other comprehensive income (loss) by component for the fiscal year ended August 31, 2013 (net of tax):

	Change in Foreign Currency Translation Adjustment	Change in Fair Value of Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of August 31, 2012	$8,196	$8,411,128	$8,419,324
Other comprehensive income before reclassifications	—	3,170,706	3,170,706
Amounts reclassified from accumulated other comprehensive income	(8,196)	(2,199,500)	(2,207,696)
Net current-period other comprehensive income (loss)	(8,196)	971,206	963,010
Balance as of August 31, 2013	$—	$9,382,334	$9,382,334

The following table presents a subtotal for each significant reclassification to net income out of accumulated other comprehensive income (loss) and the line item affected in the consolidated statement of operations during the fiscal year ended August 31, 2013:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Gain on foreign currency translation adjustment	$12,610	Rent and other income
Tax provision	(4,414)	Accrued liabilities
	$8,196
Gain on call of available-for-sale securities	$2,199,500	Rent and other income
Tax provision	—
	$2,199,500

The components of accumulated other comprehensive income were as follows:

	August 31, 2013	August 31, 2012
Foreign currency translation adjustment, net of taxes of $-0- and $4,414, respectively	$—	$8,196
Change in valuation of investment available-for-sale, net of taxes of $-0- and $-0-, respectively	9,382,334	8,411,128
Total accumulated other comprehensive income, net of taxes of $-0- and $4,414, respectively	$9,382,334	$8,419,324

11.	Accrued Liabilities

Accrued liabilities at August 31 is as follows:

	2013	2012
MDR stop-loss cases accrual, including accrued interest	$10,231,033	$9,548,602
Marketing fees liability	300,000	300,000
Payroll and related taxes	306,450	389,713
Property taxes	189,202	339,527
Year-end accruals of expenses and other	818,632	1,185,520
Total accrued liabilities	$11,845,317	$11,763,362

12.	Commitments and Contingencies

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has accrued an amount of $8.1 million, and an additional amount of $2.2 million in interest payable as accrued liabilities.  For a detailed discussion of this, see Revenue Recognition discussed in Note 1 – Significant Accounting Policies.

Total rent and lease expenses paid by the Company for the fiscal years 2013 and 2012 were approximately $131,000 and $127,000, respectively.  The Company’s total minimum rental commitments under noncancellable operating leases are approximately $318,000, of which $70,000, $68,000, $64,000, $58,000 and $58,000 are payable in fiscal years 2014, 2015, 2016, 2017 and 2018.

The Company has contracts with doctors to manage various areas of the Company's hospital and other service agreements. Payments made under these agreements for the fiscal years ended August 31, 2013 and 2012 were $1,156,000 and $1,190,000, respectively.  The Company’s minimum commitments under these contracts are approximately $793,000, all of which is payable in fiscal year 2014.

The Company has administrative support services agreements with outside organizations for administrative support services.  Payments made related to these agreements for fiscal years 2013 and 2012 were $440,000 and $266,000, respectively.  The Company has a total commitment of approximately $272,000, of which $263,000, $6,000 and $3,000 are payable in fiscal years 2014, 2015 and 2016, respectively, related to these administrative support services agreements.

The Company has a note payable commitment for purchase of equipment for the Pasadena facility at an interest rate of 4.5%, secured by the said equipment of approximately $48,000, of which $41,000 is payable in 2014 and $7,000 in 2015.

These commitments mentioned above total $12.2 million, of which $11.8 million is payable in fiscal year 2014, $113,000 in 2015, $99,000 in 2016, $69,000 in 2017, and $58,000 in 2018.

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

The former Chief Executive Officer and the former Chief Financial Officer, who occupied these offices during the events in question, are no longer employed by us. Further, we conducted a review of our internal control and compliance policies and procedures, and during November and December of 2012, implemented changes to these policies and procedures designed to improve our internal controls over financial reporting.

We have determined that our previously reported consolidated balance sheets for periods up to and including August 31, 2012 do not require any material adjustments and/or restatements in respect of the results of the Investigation. Further, the Investigation did not result in any material change to our previously reported net income or loss or financial position for the same periods. However, the Investigation, along with subsequent analysis performed did reveal that Company expenditures in the amount of approximately $7.8 million were authorized by former officers of the Company and paid to various third parties, and the results of the Investigation and the subsequent analysis performed provided no evidence of a discernible benefit to the Company resulting from these expenditures. We have determined that the questionable nature of these expenditures may result in their reclassification in our financial statements, from operating costs and expenses to other expenses, depending on determinations that the Board may make in the future. We do not expect these reclassifications, even if they are made, to result in a material restatement of our financial statements.

The sole remaining member of our Board is Dr. Eric K. Chan, who also serves as our Chief Executive Officer and President. At the present time, our Board has five vacancies. We intend to seek qualified candidates to fill these Board vacancies, including some candidates that are deemed independent based on the independence standards of NASDAQ. As and when we have independent directors serving on our Board, they will consider whether and if any additional actions are to be pursued by the Company in relation to the Investigation.

Risks and Uncertainties

The Company maintains various insurance policies that cover its Pasadena facility including occurrence medical malpractice coverage.  In addition, all physicians granted privileges at the Pasadena facility are required to maintain medical malpractice insurance coverage.  The Company also maintains general liability and property insurance coverage, including flood coverage.  The Company does not currently maintain worker's compensation coverage in Texas.  In regard to the Employee Health Insurance Plan, the Company is self-insured with specific and aggregate re-insurance with stop-loss levels appropriate for the Company's group size.  Coverage is maintained in amounts management deems adequate.

We do not carry director and officer liability insurance. As permitted under Nevada law and pursuant to our governing documents and indemnification agreements with certain of our officers and directors, we indemnify our directors and officers against monetary damages, including advancing expenses, to the fullest extent permitted by Nevada law.

On May 21, 2013, Ping S. Chu and James G. Gerace (both former members of our Board of Directors), along with seven other plaintiffs, filed a lawsuit in Probate Court No. 3 of Harris County, Texas, naming as defendants Ella Y.T.C. Chan (in her individual capacity and in her capacity as Independent Executrix of the Estate of Chiu M. Chan, Deceased, our former Chief Executive Officer and director), Eric K. Chan (our current Chief Executive Officer and director), and Dynacq Healthcare, Inc.  In the suit, the plaintiffs alleged that the Chan family had received improper financial benefits from us.  The plaintiffs sought damages in connection with claims of breach of fiduciary duty, shareholder oppression, constructive trust and conspiracy.  We, through our legal counsel, filed an answer to the original petition, and filed a motion with the Probate Court to dismiss the lawsuit.  The Probate Court granted the motion and dismissed the lawsuit.  On August 19, 2013, the same lawsuit was re-filed in the 151st District Court of Harris County, Texas, in the form of a counterclaim and third party intervention in a lawsuit previously filed by Ella Chan (as Executrix of the Estate of Chiu M. Chan) against Ping Chu for the return of a personal automobile of Chiu M. Chan.  An additional party has joined in the counterclaim and intervention.  We believe the counterclaim and intervention are without merit and intend to vigorously defend ourselves in the suit.

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

13.	Concentrations of Credit Risk and Fair Value of Financial Instruments

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash investments and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of (a) Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation ("SIPC") insurance limits in the U.S. and (b) Hong Kong Deposit Protection Board (“HKDPB”) insurance limits in Hong Kong. At August 31, 2013, the Company had cash balances in excess of the FDIC and SIPC limits in the U.S. and HKDPB limits in Hong Kong of $11.9 million. Management believes that these financial institutions are of high quality and the risk of loss is minimal.

As is customary in the healthcare business, the Company has accounts receivable from various third-party payers. The Company does not request collateral from its customers and continually monitors its exposure for credit losses and maintains allowances for anticipated losses. Gross receivables from third-party payers are normally in excess of 90% of the total receivables at any point in time. The mix of gross receivables as at August 31, 2013 and 2012 are as follows:

57

	2013	2012
Workers' compensation	1%	1%
Workers' compensation subject to Medical Dispute Resolution process	84%	84%
Commercial	9%	9%
Medicare / Government	1%	1%
Self-pay	4%	4%
Other	1%	1%
	100%	100%

We had one third-party payer (customer) who represented 16% and 14% of our gross receivables as of August 31, 2013 and 2012, respectively.   We had three third-party payers (customers) representing 22%, 11% and 11% of the Company’s gross revenue for the fiscal year ended August 31, 2013. We had two third-party payers (customers) representing 25% and 10% of the Company’s gross revenue for the fiscal year ended August 31, 2012. For the fiscal year ended August 31, 2013, approximately 90% of our gross revenues were generated from 5 surgeons. For the fiscal year ended August 31, 2012, approximately 90% of our gross revenues were generated from 7 surgeons.

The carrying amounts of cash and cash equivalents, current receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company's short-term borrowings at August 31, 2013 and 2012 approximate their fair value.

14.	Industry Segments and Geographic Information

The Industry Segment “U.S. Division” comprises of the Company’s Pasadena facility. The Company at the present time has the U.S. Division and the Corporate Division.

Certain previously reported financial information has been reclassified to conform to the current year’s presentation.

Corporate Division

The Company closed the Garland facility on September 30, 2011, and sold it in July 2013. The Company took an impairment charge of approximately $1.1 million during the quarter ended August 31, 2012, based on the sales price negotiated at that time. An additional loss of $122,975 was taken based on the final sales price during the quarter ended August 31, 2013. The Company continues collection efforts on accounts receivable for procedures conducted at the Garland Facility. While these accounts receivable are fully offset by an allowance for doubtful accounts, any cash collections are reported as revenues when received.

The Company’s previous operations in China conducted through a wholly owned subsidiary, Dynacq-Huai Bei, ceased in February 2011, were classified as discontinued operations, and were exited completely in August 2012.

The Company organized Sino Bond to hold and manage investments in Hong Kong. Sino Bond invests in debt instruments (corporate and municipal) and equity securities in Europe and Asia, including initial public offerings and pre-initial public offerings. The Company invests in various marketable securities.  During the fiscal year ended August 31, 2013, one particular security was called on which the Company had a gain of approximately $2.2 million. As of August 31, 2013, the balance of these securities is valued at approximately $17.5 million. During the fiscal years ended August 31, 2013 and 2012, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had a net gain (loss) of $695,008 and $(318,206), respectively.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Year Ended August 31,
	2013	2012
Revenues from external customers
Net patient service revenues
U.S. Division	$6,057,411	$5,531,233
Corporate	—	—
Consolidated	$6,057,411	$5,531,233

Loss before taxes and discontinued operations
U.S. Division	$(3,070,917)	$(4,040,738)
Corporate	(388,418)	(2,515,232)
Consolidated	$(3,459,335)	$(6,555,970)

	August 31,
	2013	2012
Total Assets
U.S. Division	$9,924,501	$8,072,893
Corporate	31,711,826	32,711,311
Assets of continuing operations	41,636,327	40,784,204
Assets of discontinued operations	—	5,401,092
Consolidated	$41,636,327	$46,185,296

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e).  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2013, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation under the framework in Internal Controls – Integrated Framework issued by the COSO, our management concluded that, as of August 31, 2013, our internal control over financial reporting was effective.

As previously described in Management’s Report on Internal Control over Financial Reporting in “Item 9A” of our annual report on Form 10-K for the fiscal year ended August 31, 2012, we previously did not maintain effective internal control over financial reporting for the five fiscal years ended on August 31, 2012, due to the existence of certain material weaknesses and significant deficiencies.  For information regarding the changes we implemented to remediate these material weaknesses and significant deficiencies and make our internal control effective, see the disclosure under “Item 4 - Controls and Procedures” in our last three quarterly reports on Form 10-Q.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and/or executive officers and their ages as of November 8, 2013, are shown below.

Name	Age	Position
Eric K. Chan	34	Director, Chief Executive Officer and President
Hemant Khemka	48	Chief Financial Officer

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

Hemant Khemka has served as Chief Financial Officer since April 2013, interim principal financial officer since August 2012, as Corporate Controller since July 2004 and was our assistant controller since April 2003. Mr. Khemka earned advanced accounting degrees from the University of Calcutta, a Masters degree in Business Administration and is a Certified Public Accountant in the state of Texas. Prior to his employment with Dynacq, Mr. Khemka had previous corporate and outside accounting experience with Ernst & Young LLP and El Paso Corporation.

Independence and “Controlled Company” Disclosure

Mrs. Ella Chan, wife of our former chairman and chief executive officer, Mr. Chiu Chan, individually and as the sole trustee of Chiu M. Chan Family Trust beneficially owns an aggregate of approximately 58% of our issued and outstanding common stock as of August 31, 2013. As a majority stockholder, she is able to control all matters requiring stockholder approval, including the election and removal of any directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Mrs. Chan is in a position to control the management of our business and the appointment of executive officers as well as all management personnel. As discussed in the Information Statement filed on October 9, 2012 with the SEC, a group of stockholders controls approximately 68.5% of our outstanding common stock, which pursuant to the terms of our governing documents, constitutes a super-majority of our common stock, as of the date of this filing.  This group has the ability to, among other things, remove members of our Board of Directors for cause or for no cause at all, as the group elected to do in October 2012.

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

Audit Committee and Audit Committee Financial Expert

The Company at present does not have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company’s  Board of Directors is deemed to be its  audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Board of Directors has determined that its sole member, Dr. Eric Chan, is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the Board of Directors believes that its member has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.  The Board has not, however, determined that Dr. Chan should be deemed a financial expert.  We anticipate seeking qualified candidates to fill the vacancies in the Board, including a financial expert.   There can be no assurance, however, that we will be able to fill any of the Board vacancies with new directors, including a financial expert.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended August 31, 2013, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended August 31, 2013.

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

Named Executive Officers

The Company’s executive officers are Eric K. Chan, Chief Executive Officer, President and sole Board member, and Hemant Khemka, Chief Financial Officer.  Throughout this report, these individuals are sometimes referred to collectively as the “Named Executive Officers.”

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers, including former executive officers, for the past two fiscal years:

				Option	All Other
Name and Principal	Fiscal	Salary	Bonus	Awards(1)	Compensation(2)	Total
Position	Year	($)	($)	($)	($)	($)

Eric K. Chan, (3)	2013	350,000	—	33,242	6,848	390,090
Chief Executive Officer	2012	224,861	—	22,162	3,829	250,852

Hemant Khemka,	2013	173,461	—	16,228	4,827	194,516
Chief Financial Officer	2012	161,510	—	16,228	4,590	182,328

Chiu M. Chan, (4)	2012	367,493	—	—	8,463	375,956
Chief Executive Officer

Philip S. Chan, (5)	2013	163,957	—	—	2,242	166,199
Chief Financial Officer	2012	189,996	—	49,875	7,388	247,259

(1)
Represents the dollar amount recognized for financial statement reporting purposes for the fiscal years ended August 31, 2013 and 2012, in accordance with ASC Topic 718. These stock options were awarded to the Named Executive Officers in fiscal years 2007, 2011 and 2012.

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

Grants of Plan Based Awards

There were no equity or non-equity incentive plan awards to the Named Executive Officers in fiscal year 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by the Named Executive Officers as of August 31, 2013.

	Option Awards
				Equity
				Incentive Plan
				Awards:
				Number of
				Securities
	Number of Securities			Underlying
	Underlying Unexercised			Unexercised	Option	Option
	Options			Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable		Options	Price	Date
Eric K. Chan	62,500	187,500	(1)	—	$1.10	01/12/22

Hemant Khemka	50,000	—		—	$4.90	12/16/14
	49,250	49,250	(2)	—	$1.86	07/07/21

(1)	Of the 187,500 stock options granted to Mr. Eric K. Chan, 62,500 stock options will vest on each of January 12, 2014, 2015 and 2016.
(2)	Of the 49,250 stock options granted to Mr. Hemant Khemka, 24,625 stock options will vest on each of July 7, 2014 and 2015.

Option Exercises

No stock options were exercised by any of the Named Executive Officers in the fiscal year ended August 31, 2013.

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

Pension Benefits

There were no pension benefit plans in effect in fiscal year 2013.

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to the Company’s non-employee directors for their service during the fiscal year ended August 31, 2013. The non-employee directors were paid a monthly fee for their position as directors.  Mr. James G. Gerace was paid a higher monthly fee than the other directors due to his position as the chairman of the audit committee.  As discussed in the Information Statement filed with the SEC on October 9, 2012, pursuant to an Action by Written Consent of Stockholders in lieu of a Special Meeting, stockholders of Dynacq holding more than two-thirds of the issued and outstanding shares of our common stock as of September 24, 2012 approved the removal of Ping S. Chu, James G. Gerace and Stephen L. Huber from their positions as members of our Board. The stockholder action took effect on October 30, 2012.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Ping S. Chu	$6,000	—	$6,000

James G. Gerace	$9,000	—	$9,000

Stephen L. Huber	$6,000	—	$6,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 8, 2013, information with respect to shares beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (b) each of our directors and the named executive officers named in the Summary Compensation Table above, and (c) all current directors and executive officers as a group.

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

Beneficial Owner(1)	Number Of Shares		Percent Of Class(2)

Ella Y.T.C. Chan(3)	4,199,160		29.12%
Chiu M. Chan Family Trust(3)	4,199,160		29.12%
Eric K. Chan	324,811	(4)	2.23%
Hemant Khemka	99,250	(5)	*
All directors and executive officers as a group (2 persons)	424,061	(6)	2.91%

(1)	The address for each named person is 4301 Vista Road, Pasadena, Texas 77504.
(2)	Based on 14,418,626 shares outstanding as of November 8, 2013.
(3)
Since Ella Y.T.C. Chan has voting power with respect to 58% of the Company’s outstanding common stock, either as an individual or as the sole trustee of Chiu M. Chan Family Trust, she controls the outcome of any matter requiring the vote of a majority of the outstanding shares to approve.

(4)	Includes 125,000 shares underlying options, which are exercisable in accordance with Rule 13d-3 under the Exchange Act.

(5)	Includes 99,250 shares underlying options, which are exercisable in accordance with Rule 13d-3 under the Exchange Act.
(6)	Includes 244,250 shares underlying options, which are exercisable in accordance with Rule 13d-3 under the Exchange Act.
*	Indicates ownership of less than 1%.

Securities Authorized For Issuance under Equity Compensation Plans

The following table provides information as of November 8, 2013, with respect to the Company’s equity compensation plans under which equity securities are authorized for issuance.

Number of
	Number of	Weighted	securities
	securities to be	average	remaining
	issued upon	exercise price	available for
	exercise of	of outstanding	future issuance
	outstanding	options,	(excluding
	options, warrants	warrants and	securities reflected
Plan Category	and rights	rights	in first column)
Plans approved by shareholders	1,096,475	$2.21	14,750,000
Plans not approved by shareholders	—	—	—
Total	1,096,475	$2.21	14,750,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Five immediate family members (three uncles and two aunts) of the Company’s chief executive officer, Mr. Eric Chan, received an aggregate of $321,939 in compensation as employees of the Company or its subsidiaries in fiscal year 2013.  Six immediate family members (four uncles and two aunts) of the Company’s chief executive officer, Mr. Eric Chan, received an aggregate of $363,369 in compensation as employees of the Company or its subsidiaries in fiscal year 2012.

Two immediate family members (a sister and a sister-in-law) of the Company’s former chief financial officer, Mr. Philip Chan, received an aggregate of $83,285 and $133,288 in compensation as employees of the Company or its subsidiaries in fiscal years 2013 and 2012, respectively.

The Company has retained Redwood Health Corporation (“Redwood”), to furnish physicians to provide in-house emergency medical coverage for its Pasadena facility during the weekend hours and weekday nights at an hourly rate of $75.  The Company’s chief executive officer is a physician and an affiliate of Redwood.  The Company paid $397,050 and $421,725 for emergency room physician services to Redwood in fiscal years 2013 and 2012, respectively. Management, as well as the Audit Committee that approved the agreement, believes that the hourly rate being paid is consistent with comparable in-house emergency medical coverage rates available in the area.

Dr. Ping Chu, a director of the Company until October 30, 2012, paid the Company $3,831 and $14,938 during fiscal years ended August 31, 2013 and 2012, respectively for rent and management fees.  As of August 31, 2013 and 2012, the Company had accounts receivable from Dr. Chu of $-0- and $46,848, respectively. Included in the accounts receivable balance were amounts applicable to Dr. Chu's staffs' payroll for which he reimbursed the Company in the ordinary course of business.

During the fiscal year 2009, the Company retained Anesthesia Associates of Houston Metroplex to provide exclusive, continuous and uninterrupted anesthesiology services, including physicians and CRNAs, to the Pasadena facility for a monthly compensation of $5,000. The Company’s chief executive officer is a physician and an affiliate of Anesthesia Associates of Houston Metroplex. The Company paid $60,000 for anesthesiology services to said organization in each of the fiscal years 2013 and 2012. Management, as well as the Board of Directors that approved the agreement, believes that the rate being paid is consistent with comparable in-house anesthesiology services rates available in the area. During the fiscal year 2009, the Company also retained Redwood to locate and recruit additional skilled anesthesiologists and CRNAs for its Pasadena facility for a monthly compensation of $20,000. The Company paid $240,000 for said recruitment services to Redwood in each of the fiscal years 2013 and 2012. Management, as well as the Board of Directors that approved the agreement, believes that the rate being paid is consistent with comparable rates for recruitment available in the area. The Company entered into these two agreements in order to replace the previous anesthesiology group, whose contract terminated at the end of fiscal year 2009. The compensation which was being paid to the previous group was substantially the same as that being paid under the new contracts.

The Company had purchased artifacts as inventory for re-sale in China during fiscal years 2010 and 2011.  The purchase amount was paid by Mr. Chiu Chan, the Company’s former chief executive officer.  The amount payable to his estate of $231,333 and $270,468, as of August 31, 2013 and 2012, respectively, is included in Accrued Liabilities in the Consolidated Balance Sheet.  The Audit Committee had since approved the purchases by Mr. Chan on behalf of the Company, and believed that these purchases have been made at the prevailing market rates.

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

General

The following table presents fees for professional services rendered by Briggs & Veselka Co. (“B&V”) and KWCO, PC (“KWCO”), independent registered public accounting firms for the audit of the Company’s annual financial statements, fees for audit-related services, tax services and all other services.

	2013	2012
Audit Fees
B&V	$99,000	$—
KWCO	286,906	376,435
Total	$385,906	$376,435
Audit-Related Fees
B&V	$14,000	$—
KWCO	—	28,814
Total	$14,000	$28,814
Tax Fees
B&V	$24,654	$—
KWCO	8,907	25,300
Total	$33,561	$25,300
All Other Fees	—	—

Audit Fees

Audit Fees represents the aggregate fees billed for professional services rendered by B&V and KWCO for the audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Audit-Related Fees represents the aggregate fees billed for professional services rendered by B&V and KWCO for the audit of the Company’s 401(k) plan.

Tax Fees

Tax Fees represents the aggregate fees billed for professional services rendered by B&V and KWCO for income tax return preparation and tax compliance.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 29 of this Report.

(a)(2) Financial Statement Schedule: Not required.

(b) Exhibits. The following exhibits are to be filed as part of the annual report:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 3.1	Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Form 10-K filed November 13, 2007.

Exhibit 3.2	Bylaws incorporated by reference to Exhibit 3.2 to the Form 10-K filed November 13, 2007.

+Exhibit 10.1	The Company's Year 2000 Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company's Definitive Proxy Statement on Schedule 14A filed August 9, 2000.

+Exhibit 10.2
The Company's Year 2011 Stock Incentive Plan adopted on September 2, 2011, and incorporated by reference as Exhibit A from the Company's Definitive Information Statement on Schedule 14C filed August 11, 2011.

Exhibit 10.3	Form of Indemnification Agreement with various officers and directors of the Company, incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2004.

Exhibit 10.4	Commercial Contract of Sale dated March 7, 2013 for the sale of the Garland facility, incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed March 15, 2013.

Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 21.1	Listing of subsidiaries.

Exhibit 23.1	Consent of Briggs & Veselka Co.

Exhibit 23.2	Consent of KWCO, PC.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+              Management contract or compensatory plan or arrangement.

**101.INS	XBRL Instance Document.
** 101.SCH	XBRL Taxonomy Extension Schema Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dynacq Healthcare, Inc.

Date: November 21, 2013	By:	/s/ Eric K. Chan
Eric K. Chan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric K. Chan	Director, CEO and President	November 21, 2013
Eric K. Chan
(Principal Executive Officer)

/s/ Hemant Khemka	Chief Financial Officer
Hemant Khemka		November 21, 2013
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 3.1	Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Form 10-K filed November 13, 2007.

Exhibit 3.2	Bylaws incorporated by reference to Exhibit 3.2 to the Form 10-K filed November 13, 2007.

+Exhibit 10.1	The Company's Year 2000 Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company's Definitive Proxy Statement on Schedule 14A filed August 9, 2000.

+Exhibit 10.2
The Company's Year 2011 Stock Incentive Plan adopted on September 2, 2011, and incorporated by reference as Exhibit A from the Company's Definitive Information Statement on Schedule 14C filed August 11, 2011.

Exhibit 10.3	Form of Indemnification Agreement with various officers and directors of the Company, incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2004.

Exhibit 10.4	Commercial Contract of Sale dated March 7, 2013 for the sale of the Garland facility, incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed March 15, 2013.

Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Exhibit 21.1	Listing of subsidiaries.

Exhibit 23.1	Consent of Briggs & Veselka Co.

Exhibit 23.2	Consent of KWCO, PC.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+              Management contract or compensatory plan or arrangement.

**101.INS	XBRL Instance Document.
** 101.SCH	XBRL Taxonomy Extension Schema Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**   Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

