Form 10-Q
period 2013-11-30
DYNACQ HEALTHCARE INC
filed 2014-01-14
CIK 890908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________________

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

As of January 10, 2014, the number of shares outstanding of the registrant's common stock, par value $.001 per share, was 14,418,626.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.
Consolidated Balance Sheets

	November 30, 2013	August 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,478,867	$13,585,447
Accounts receivable, net of allowances of approximately $166,142,000 and $170,198,000	1,680,702	1,062,029
Inventories	276,908	293,565
Trading securities	—	1,071,346
Interest receivable	147,165	102,964
Prepaid expenses	153,469	180,883
Income tax receivable	569,430	569,430
Total current assets	16,306,541	16,865,664
Investments available-for-sale	19,338,745	17,458,985
Property and equipment, net	6,238,836	6,323,657
Income tax receivable	800,920	800,920
Other assets	187,102	187,101
Total assets	$42,872,144	$41,636,327

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.
Consolidated Balance Sheets (continued)

	November 30, 2013	August 31, 2013
	(Unaudited)
Liabilities and equity
Current liabilities:
Accounts payable	$1,169,304	$1,012,328
Accrued liabilities	11,803,858	11,845,317
Current portion of notes payable	37,107	40,256
Current portion of capital lease obligations	91,593	115,737
Total current liabilities	13,101,862	13,013,638
Non-current liabilities:
Long-term portion of notes payable	—	6,744
Long-term portion of capital lease obligations	62,918	69,978
Total liabilities	13,164,780	13,090,360

Commitments and contingencies
Equity:
Dynacq stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 14,543,626 shares issued and 14,418,626 outstanding at November 30, 2013; 14,543,626 shares issued and outstanding at August 31, 2013	14,544	14,544
Treasury stock, 125,000 and 0 shares at November 30, 2013 and August 31, 2013, at cost	—	—
Additional paid-in capital	10,331,597	10,282,256
Accumulated other comprehensive income	11,203,250	9,382,334
Retained earnings	8,094,575	8,803,410
Total Dynacq stockholders’ equity	29,643,966	28,482,544
Non-controlling interest	63,398	63,423
Total equity	29,707,364	28,545,967
Total liabilities and equity	$42,872,144	$41,636,327

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended November 30,
	2013	2012
Net patient service revenue	$2,259,247	$1,518,027
Costs and expenses:
Compensation and benefits	1,451,767	1,388,824
Medical services and supplies	617,470	395,540
Other operating expenses	1,112,478	2,572,251
Depreciation and amortization	108,309	123,752
Total costs and expenses	3,290,024	4,480,367
Operating loss	(1,030,777)	(2,962,340)
Other income (expense):
Rent and other income	275,545	2,969,091
Interest income	202,323	304,814
Interest expense	(155,952)	(141,261)
Total other income, net	321,916	3,132,644
Income (loss) before income taxes from continuing operations	(708,861)	170,304
Provision (benefit) for income taxes	—	—
Income (loss) from continuing operations	(708,861)	170,304
Discontinued operations, net of income taxes	—	241,358
Net income (loss)	(708,861)	411,662
Less: Net loss attributable to noncontrolling interest	26	2,798
Net income (loss) attributable to Dynacq Healthcare, Inc.	$(708,835)	$414,460

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.05)	$0.01
Discontinued operations, net of income taxes	—	0.02
Net income (loss) attributable to Dynacq Healthcare, Inc.	$(0.05)	$0.03
Basic and diluted average common shares outstanding	14,449,876	14,543,626

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended November 30,
	2013	2012
Net income (loss)	$(708,861)	$411,662
Other comprehensive income (loss), net of taxes:
Net change in foreign currency translation adjustment, net of taxes of $-0- and $(4,414)	—	(8,196)
Net change in fair value of available-for-sale securities, net of taxes of $-0-	1,820,916	(1,000,495)
Other comprehensive income (loss)	1,820,916	(1,008,691)
Comprehensive income (loss)	1,112,055	(597,029)
Less comprehensive loss attributable to noncontrolling interest	26	2,798
Comprehensive income (loss) attributable to Dynacq Healthcare, Inc.	$1,112,081	$(594,231)

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended November 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(708,861)	$411,662
Less (income) loss from discontinued operations, net of income taxes	—	(241,358)
Net income (loss) before discontinued operations	(708,861)	170,304
Adjustments to reconcile net income (loss) before discontinued operations to net cash from operating activities:
Depreciation and amortization	108,309	123,752
Gain on sale of investments available-for-sale and trading securities	(161,864)	(2,257,878)
Gain on sale of investment in real estate	—	(480,108)
Stock based compensation	49,341	(33,547)
Foreign currency exchange gains	(58,920)	(77,099)
Changes in operating assets and liabilities:
Accounts receivable	(618,673)	81,399
Interest receivable	(44,201)	(29,214)
Inventories	16,657	96,670
Prepaid expenses	27,414	71,435
Other assets	—	49,688
Accounts payable	156,976	(571,550)
Accrued liabilities	(41,459)	(135,513)
Cash from continuing activities	(1,275,281)	(2,991,661)
Cash from discontinued activities	—	241,358
Net cash from operating activities	(1,275,281)	(2,750,303)

Cash flows from investing activities
Sales proceeds of trading securities	1,233,286	2,650,000
Sales proceeds of investment in real estate	—	2,365,017
Purchase of equipment	(23,488)	(797)
Cash from continuing activities	1,209,798	5,014,220
Cash from discontinued activities	—	—
Net cash from investing activities	1,209,798	5,014,220

Cash flows from financing activities
Principal payments on notes payable	(9,893)	(1,100,737)
Payments on capital lease	(31,204)	(24,683)
Cash from continuing activities	(41,097)	(1,125,420)
Cash from discontinued activities	—	—
Net cash from financing activities	(41,097)	(1,125,420)
Net change in cash and cash equivalents	(106,580)	1,138,497
Cash at beginning of period	13,585,447	10,638,217
Cash at end of period	$13,478,867	$11,776,714

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$17,829	$201,608
Income taxes	$0	$0
Non cash investing and financing activities:
Unrealized change in fair value of available-for-sale securities	$1,820,916	$(1,000,495)

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

November 30, 2013
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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company's expenses are "cost of revenue" items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $0.9 million and $2.4 million for the three months ended November 30, 2013 and 2012, respectively.  These financial statements should be read in conjunction with the audited financial statements as of August 31, 2013. Operating results for the three months ended November 30, 2013 are not necessarily indicative of the results that may be expected for the year ending August 31, 2014.

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

The Company also invests in initial public offerings of equity securities on the Hong Kong Stock Exchange.  These investments are classified as trading securities, and are carried at fair value.  These investments are subject to fluctuations in the market price.  During the three months ended November 30, 2013 and 2012, the Company had a net gain of $161,864 and $58,378, respectively, in these securities.  During the current period, the Company sold all of its trading securities and does not hold any such securities as of November 30, 2013.

Investment in Real Estate and Notes Payable

In October 2012, the Company sold an apartment in Hong Kong, which was purchased in March 2010.  The net proceeds from the sale of the apartment were $1,273,403, after repayment of the associated note payable, resulting in a gain of $480,108.

In November 2011 and September 2010, the Company borrowed $116,339 and $65,000 as notes payable from a financial institution at an interest rate of 4.5% and 6%, which notes are to be repaid in 36 and 24 monthly installments, respectively, and are secured by specific equipment purchased at our Pasadena facility.  The $65,000 note payable was fully repaid during the three months ended November 30, 2012.  The Company paid down $9,893 during the three months ended November 30, 2013, and the current and long-term portions of the notes payable as of November 30, 2013 are $37,107 and $-0-, respectively.

Inventories

Inventories, consisting primarily of medical supplies, are stated at the lower of cost or market, with cost determined by use of the average cost method.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant of the Company’s estimates is the determination of revenue to recognize for the services the Company provides and the determination of allowances, which includes the contractual allowance and the provision for doubtful accounts. See “Revenue Recognition” below for further discussion. Actual results could differ materially from those estimates used in the preparation of these financial statements.

Discontinued Operations

The Company classifies assets to be disposed of as held for sale or, if appropriate, discontinued operations when appropriate approvals for the disposal are made by management or the Board of Directors. Cash flows from discontinued businesses are reflected as discontinued operating, investing, and financing activities in our statement of cash flows.

The Company closed the Garland facility on September 30, 2011, and sold it in July 2013.  The Company took an impairment charge of approximately $1.1 million during the three months ended August 31, 2012, based on the sales price negotiated at that time.  An additional loss of $122,975 was taken based on the final sales price during the three months ended August 31, 2013.

The following is a summary of financial information related to our discontinued operations at the Garland facility for the three months ended November 30, 2012:

Three months ended November 30, 2012
Net patient service revenue	$210,825
Total costs and expenses	290
Operating income	210,535
Other income (expense), net	30,823
Income before income taxes	241,358
Provision for income taxes	—
Total income on discontinued operations, net of taxes	$241,358

Net Income (Loss) per Share

The following table presents the computation of basic and diluted income (loss) per common share attributable to the Company:

	Three months ended November 30,
	2013	2012
Basic and diluted income (loss) per common share:
Numerator:
Income (loss) from continuing operations	$(708,861)	$170,304
Less: Net loss attributable to noncontrolling interest	26	2,798
Income (loss) from continuing operations attributable to Dynacq Healthcare, Inc.	(708,835)	173,102
Discontinued operations, net of income taxes	—	241,358
Net income (loss) attributable to Dynacq Healthcare, Inc.	$(708,835)	$414,460
Denominator:
Basic and diluted average common shares outstanding	14,449,876	14,543,626

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.05)	$0.01
Discontinued operations, net of income taxes	—	0.02
Net income (loss) attributable to Dynacq Healthcare, Inc.	$(0.05)	$0.03

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net income (loss) per share.  Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to approximately 1,087,000 shares and 2,310,000 shares for the three months ended November 30, 2013 and 2012, respectively.

Treasury Stock

In September 2013, as part of a settlement agreement with a former employee, the Company received 125,000 shares of common stock of the Company previously issued to him.  These shares have been accounted for as treasury shares with zero cost.

Stock Based Compensation

Year 2011 Stock Incentive Plan

The purpose of the Year 2011 Stock Incentive Plan (“2011 Plan”) is to strengthen the Company by providing an incentive to its employees, officers, consultants and directors and to encourage them to devote their abilities and industry to the success of the Company’s business enterprise. It is intended that this purpose be achieved by extending to employees, officers, consultants and directors of the Company and its subsidiaries an added long-term incentive for high levels of performance and unusual efforts through the grant of incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance awards and restricted stock.  The Company has reserved 15,000,000 shares of common stock for issuance under the 2011 Plan.

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

As of November 30, 2013, there remain 250,000 shares to be issued upon exercise of outstanding options, and 14,750,000 shares which can be issued under the 2011 Plan after giving effect to shares issued and canceled.

2000 Incentive Plan

The Company's 2000 Incentive Plan ("2000 Plan") provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries.  The Company had reserved 5,000,000 shares of common stock for future issuance under the 2000 Plan.  The 2000 Plan does not have a fixed termination date, provided that no incentive stock option can be granted subsequent to August 29, 2011.  As of November 30, 2013, there remain 820,850 shares to be issued upon exercise of outstanding options, and no new stock options awards will be issued under the 2000 Plan.

The following table summarizes the stock option activities for the three months ended November 30, 2013 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share
Outstanding, August 31, 2013	1,097	$2.21
Granted	—	—
Exercised	—	—
Expired or canceled	(26)	2.33
Outstanding, November 30, 2013	1,071	2.20

For the three months ended November 30, 2013 and 2012, there were no stock options exercised.  The aggregate intrinsic value of the stock options outstanding as of November 30, 2013 and 2012 is $-0-, since the market price is lower than the exercise price.

The following summarizes information related to stock options outstanding as of November 30, 2013, and related weighted average price and life information:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares
	(Share Amounts In Thousands)
$1.10	250	8.1	63
$1.86	638	7.6	319
$4.90	183	1.0	183
Total	1,071	6.6	565

  For the three months ended November 30, 2013 and 2012, stock-based compensation expense associated with the Company’s stock options was $49,341 and $(33,547), respectively.  The total unrecognized compensation expense for outstanding stock options as of November 30, 2013 was $329,000, and will be recognized, in general, over 1.7 years.

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

The following table summarizes our financial assets and liabilities measured and reported in the Company’s statement of financial position at fair value on a recurring basis as of November 30, 2013, segregated among the appropriate levels within the fair value hierarchy:

	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	$—	$19,338,745	$—

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

Foreign Currency Translation

The functional currency of the Company as a whole is the U.S. Dollar.  The Company has designated the U.S. Dollar as the functional currency for Sino Bond Inc. Limited, a Hong Kong corporation and wholly owned subsidiary of the Company (“Sino Bond”). The effects of foreign currency exchange adjustments are included as a component of Rent and Other Income in the Consolidated Statements of Operations.

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

The following table shows gross revenues and allowances for the three months ended November 30, 2013 and 2012:

	2013	2012
Gross billed charges	$7,040,339	$4,647,003
Allowances	4,781,092	3,128,976
Net revenue	$2,259,247	$1,518,027
Allowance percentage	68%	67%

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

Through November 2013, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims.  In most of these cases, when the payments were made, the carriers requested refunds of the payments made in the event that the SOAH decisions and orders were reversed on appeal (which they were).  Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases.  As a result of the reversal of the SOAH decisions and orders, Texas Mutual Insurance Company and other carriers filed petitions in Travis County district court seeking a refund in cases in which the awards were voluntarily paid.  The district court found in favor of Texas Mutual and the Company was ordered to refund approximately $4.2 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive.  The Company did not object to the reversal and remand of the SOAH decisions and orders, but did object to the judgments ordering refunds and those judgments were appealed to the Third Court of Appeals.  As part of the appeals, the Company deposited the amounts that were ordered to be refunded as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds.   On June 6, 2013, the judgments ordering refunds were reversed by the Court of Appeals.  The Court of Appeals held that if Texas Mutual wants a refund, it must pursue the refund demand administratively through the TDWC rather than through the district courts.  Texas Mutual filed a motion for rehearing with the Court of Appeals which ultimately was denied.  The Company has filed motions in all 47 cases with the district court asking that the district clerk be ordered to release the deposited funds to the Company.  On December 16, 2013, orders directing the district clerk to disburse the funds were presented to the district court.  These orders were signed, and in January 2014, the Company received the deposits and accrued interest.   In addition, Texas Mutual filed three additional petitions in district court for cases that were left out of the original 47.  The court granted Texas Mutual’s petitions and ordered the Company to refund approximately $300,000, including prejudgment interest to Texas Mutual.  These judgments were granted before the Court of Appeals reversed the district court’s original judgments.  These three cases have been appealed to the Court of Appeals and the funds ordered refunded have been deposited with the district clerk.  The Court of Appeals has reversed the district court’s final judgments in these three cases and the Company has filed motions with the district court asking that the district clerk be ordered to release the deposited funds to the Company.  During the time that the carriers’ petitions seeking refunds were pending, because of the uncertainty of the results at that time, as of November 30, 2013, the Company has accrued the total potential refund amount of $7.8 million, and an additional amount of $2.3 million in interest payable, as accrued liabilities.  We do not anticipate that any other carriers will pursue refund demands through district court but instead will pursue them administratively through TDWC.   The cases in which the SOAH decisions and orders were reversed have been or are being remanded to TDWC for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and may be ordered to be refunded.  After the reversal of the judgments it obtained from the district court ordering refunds, on December 4, 2013, Texas Mutual made a formal request to the Commissioner of Workers’ Compensation that he administratively order the Company to make refunds to Texas Mutual (in the same amount that was sought in the district court).  The Company responded to this request on December 11, 2013, asking that it be denied.  The matter is pending at this time.  As to the matters remanded to TDWC and SOAH, once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in many of the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured.

Due to the uncertainties associated with these stop-loss fee dispute cases, the Company recognized increases in the contractual allowance at our Pasadena facility of $10,254,990 during fiscal year 2011 and $149,875 during the fiscal quarter ended August 31, 2013, (and an additional contractual allowance amount of $779,583 during fiscal year 2011 and $136,542 during the fiscal quarter ended August 31, 2013, at our Garland facility, which was classified as discontinued operations).  The Company has also recognized interest expense related to these refunds starting from fiscal year 2011.

Claims regarding payment for ambulatory surgical center and hospital outpatient services remain pending at the TDWC.  It is expected that these claims will be adjudicated at SOAH and possibly in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges.  In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002.  The 179 cases, which were appealed to the Travis County district courts, challenged the constitutionality of the relevant statutory language.  The Company received an unfavorable ruling in its lead case in March 2009, which ruling was appealed to and was upheld by the Third Court of Appeals on August 26, 2010.  The Texas Supreme Court denied a petition asking for review of the Third Court of Appeals decision.  The unfavorable interpretation by the Texas Courts of Appeal in our lead case negatively affects the recovery of additional reimbursement, not only in the lead case, but in the remaining 178 pending cases.  Consequently, the Company is bound by the Third Court of Appeals’ ruling that interprets the applicable statute and fee guideline to require that the amount that will be paid to a provider must not only be at a “fair and reasonable rate” but also must “ensure the quality of medical care” and “achieve effective cost control” and be the same or less than that charged to others with an equivalent standard of living.  This ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided from 2001 through 2004 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008, when the Guidelines took effect.  Since the Third Court of Appeals’ unfavorable ruling, collection, if any, in these cases depends on the Company’s ability to establish the criteria in this ruling. The Company was given the opportunity to establish the criteria in approximately 80 cases, which were set for hearing on the merits from March through May 2012 and was unsuccessful.  Additionally, there are several thousand ambulatory surgical center and hospital outpatient cases pending at SOAH which will be heard beginning in March, 2014.  Settlement offers have been made in the vast majority of these cases and the Company has been successful in settling many of the cases in which offers were made.  Even so, it is likely that hundreds, if not more than a thousand, of these cases may go to hearing at SOAH at which the Company will have the opportunity to continue to establish the criteria in the cases still pending at SOAH during the 2014 fiscal year.

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

Noncontrolling Interest

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as noncontrolling interest. Noncontrolling interest reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interest ranged from 1.75% to 2.00% at November 30, 2013).

Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component (net of tax) is as follows:

Three months ended November 30, 2013
Accumulated Other Comprehensive Income (For Changes in Fair Value of Available-for-Sale Securities)
Balance as of August 31, 2013	$9,382,334
Other comprehensive income before reclassifications	1,820,916
Amounts reclassified from accumulated other comprehensive income	—
Net current-period other comprehensive income	1,820,916
Balance as of November 30, 2013	$11,203,250

	Three months ended November 30, 2012
	Change in Foreign Currency Translation Adjustment	Change in Fair Value of Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of August 31, 2012	$8,196	$8,411,128	$8,419,324
Other comprehensive income before reclassifications	—	1,199,005	1,199,005
Amounts reclassified from accumulated other comprehensive income	(8,196)	(2,199,500)	(2,207,696)
Net current-period other comprehensive loss	(8,196)	(1,000,495)	(1,008,691)
Balance as of November 30, 2012	$—	$7,410,633	$7,410,633

The following table presents a subtotal for each significant reclassification to net income out of accumulated other comprehensive income (loss) and the line item affected in the consolidated statement of operations during the three months ended November 30, 2012:

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
	$2,199,500

Contingencies

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has accrued an amount of $7.8 million, and an additional amount of $2.3 million in interest payable, as accrued liabilities.  For a detailed discussion of this, see Revenue Recognition Policy under Notes to Consolidated Financial Statements.

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

Corporate Division

The Company closed the Garland facility on September 30, 2011, and sold it in July 2013.  The Company took an impairment charge of approximately $1.1 million during the three months ended August 31, 2012, based on the sales price negotiated at that time.  An additional loss of $122,975 was taken based on the final sales price during the three months ended August 31, 2013.

The Company organized Sino Bond to hold and manage investments in Hong Kong.  Sino Bond invests in debt instruments (corporate and municipal) and equity securities in Europe and Asia, including initial public offerings and pre-initial public offerings. The Company invests in various marketable securities.    During the three months ended November 30, 2012, one particular security was called on which the Company had a gain of approximately $2.2 million.  As of November 30, 2013, the balance of these securities is valued at approximately $19.3 million.  During the three months ended November 30, 2013 and 2012, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had a net gain of $161,864 and $58,378, respectively.  During the current period, the Company sold all of its trading securities and does not hold any such security as of November 30, 2013.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended November 30,
	2013	2012
Revenues from external customers
Net patient service revenues
U.S. Division	$2,259,247	$1,518,027
Corporate	—	—
Consolidated	$2,259,247	$1,518,027

Income (loss) before taxes and discontinued operations
U.S. Division	$(377,958)	$(700,508)
Corporate	(330,903)	870,812
Consolidated	$(708,861)	$170,304

	November 30, 2013	August 31, 2013
Total Assets
U.S. Division	$10,597,756	$9,924,501
Corporate	32,274,388	31,711,826
Consolidated	$42,872,144	$41,636,327

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Such forward-looking statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the risks and uncertainties described in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2013. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You must read the following discussion of the results of our business and our operations and financial condition in conjunction with our consolidated financial statements, including the notes, included in this quarterly report on Form 10-Q and our audited consolidated financial statements, including the notes, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the three months ended November 30, 2013. For a discussion of our critical accounting policies see Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2013.

Results of Operations

	Three Months Ended November 30, 2013			Three Months Ended November 30, 2012
	U.S.			U.S.
	Division	Corporate	Total	Division	Corporate	Total
Net patient service revenue	$2,259,247	$—	$2,259,247	$1,518,027	$—	$1,518,027
Costs and expenses:
Compensation and benefits	942,566	509,201	1,451,767	892,287	496,537	1,388,824
Medical services and supplies	617,470	—	617,470	395,540	—	395,540
Other operating expenses	836,423	276,055	1,112,478	726,940	1,845,311	2,572,251
Depreciation and amortization	107,307	1,002	108,309	112,241	11,511	123,752
Total costs and expenses	2,503,766	786,258	3,290,024	2,127,008	2,353,359	4,480,367
Operating loss	(244,519)	(786,258)	(1,030,777)	(608,981)	(2,353,359)	(2,962,340)
Other income (expense):
Rent and other income	9,844	265,701	275,545	48,453	2,920,638	2,969,091
Interest income	—	202,323	202,323	—	304,814	304,814
Interest expense	(143,283)	(12,669)	(155,952)	(139,980)	(1,281)	(141,261)
Total other income (expense), net	(133,439)	455,355	321,916	(91,527)	3,224,171	3,132,644
Income (loss) before income taxes from continuing operations	$(377,958)	$(330,903)	(708,861)	$(700,508)	$870,812	170,304
Provision (benefit) for income taxes			—			—
Income (loss) from continuing operations			(708,861)			170,304
Discontinued operations, net of income taxes			—			241,358
Net income (loss)			(708,861)			411,662
Less: Net loss attributable to noncontrolling interest			26			2,798
Net income (loss) attributable to Dynacq Healthcare, Inc.			$(708,835)			$414,460

Operational statistics (Number of medical procedures) for Pasadena facility:
Inpatient:
Bariatric	20			10
Orthopedic	13			2
Other	5			12
Total inpatient procedures	38			24
Outpatient:
Orthopedic	64			34
Other	139			145
Total outpatient procedures	203			179
Total procedures	241			203

Three Months Ended November 30, 2013 Compared to the Three Months Ended November 30, 2012

U.S. Division

Through November 2013, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, when the payments were made, the carriers requested refunds of the payments made in the event that the SOAH decisions and orders were reversed on appeal (which they were). Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. As a result of the reversal of the SOAH decisions and orders, Texas Mutual Insurance Company and other carriers filed petitions in Travis County district court seeking a refund in cases in which the awards were voluntarily paid. The district court found in favor of Texas Mutual and the Company was ordered to refund approximately $4.2 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. The Company did not object to the reversal and remand of the SOAH decisions and orders, but did object to the judgments ordering refunds and those judgments were appealed to the Third Court of Appeals. As part of the appeals, the Company deposited the amounts that were ordered to be refunded as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. On June 6, 2013, the judgments ordering refunds were reversed by the Court of Appeals. The Court of Appeals held that if Texas Mutual wants a refund, it must pursue the refund demand administratively through the TDWC rather than through the district courts. Texas Mutual filed a motion for rehearing with the Court of Appeals which ultimately was denied. The Company has filed motions in all 47 cases with the district court asking that the district clerk be ordered to release the deposited funds to the Company. On December 16, 2013, orders directing the district clerk to disburse the funds were presented to the district court. These orders were signed, and in January 2014, the Company received the deposits and accrued interest. In addition, Texas Mutual filed three additional petitions in district court for cases that were left out of the original 47. The court granted Texas Mutual’s petitions and ordered the Company to refund approximately $300,000, including prejudgment interest to Texas Mutual. These judgments were granted before the Court of Appeals reversed the district court’s original judgments. These three cases have been appealed to the Court of Appeals and the funds ordered refunded have been deposited with the district clerk. The Court of Appeals has reversed the district court’s final judgments in these three cases and the Company has filed motions with the district court asking that the district clerk be ordered to release the deposited funds to the Company. During the time that the carriers’ petitions seeking refunds were pending, because of the uncertainty of the results at that time, as of November 30, 2013, the Company has accrued the total potential refund amount of $7.8 million, and an additional amount of $2.3 million in interest payable, as accrued liabilities. We do not anticipate that any other carriers will pursue refund demands through district court but instead will pursue them administratively through TDWC. The cases in which the SOAH decisions and orders were reversed have been or are being remanded to TDWC for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and may be ordered to be refunded. After the reversal of the judgments it obtained from the district court ordering refunds, on December 4, 2013, Texas Mutual made a formal request to the Commissioner of Workers’ Compensation that he administratively order the Company to make refunds to Texas Mutual (in the same amount that was sought in the district court). The Company responded to this request on December 11, 2013, asking that it be denied. The matter is pending at this time. As to the matters remanded to TDWC and SOAH, once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in many of the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured.

Net patient service revenue increased by $741,220, or 49%, from $1,518,027 to $2,259,247, and total surgical cases increased by 19% from 203 cases for the three months ended November 30, 2012 to 241 cases for the three months ended November 30, 2013.  While the number of cases increased by 19%, net patient service revenue increased by 49%, primarily due to a change in the surgical mix of cases.

Total costs and expenses increased by $376,758, or 18%, from $2,127,008 for the three months ended November 30, 2012 to $2,503,766 for the three months ended November 30, 2013. The following discusses the various changes in costs and expenses:

•     Compensation and benefits increased by $50,279, or 6%, primarily associated with increase in workforce due to higher net patient service revenues.

•     Medical services and supplies expenses increased by $221,930, or 56%, primarily due to a 19% increase in the number of cases, and also due to a change in the surgical mix of cases. The gross billed charges increased by 52%.

•     Other operating expenses increased by $109,483, or 15%, primarily associated with higher net patient service revenues.

Other expense for the three months ended November 30, 2013 and 2012 of $133,439 and $91,527, respectively, includes interest expense associated with the stop-loss cases discussed above.

Corporate Division

Compensation and benefits for the Corporate Division includes all corporate personnel compensation and benefits. It also includes $49,341 and $(33,547) of non-cash compensation expense for the three months ended November 30, 2013 and 2012, respectively, related to employees’ incentive stock options granted in fiscal years 2007, 2011 and 2012. The negative expense during the three months ended November 30, 2012 is the result of reversal of expenses for forfeiture of the unvested stock options. Apart from the stock option expense discussed above, the decrease in 2013, compared to 2012, of 13% is primarily due to a reduction in corporate staff.

Other operating expenses include all corporate general and administrative expenses, including other professional fees such as legal expenses and audit expenses. It decreased by $1,569,256, from $1,845,311 for the three months ended November 30, 2012 to $276,055 for the three months ended November 30, 2013. The decrease in other operating expenses is due to a significant decrease in legal and other professional fees by approximately $1,312,000 primarily for the internal investigation discussed in note 12 to our consolidated financial statements for the fiscal year ended August 31, 2013.

Rent and other income decreased by $2,654,937, from $2,920,638 for the three months ended November 30, 2012 to $265,701 for the three months ended November 30, 2013. Rent and other income for the three months ended November 30, 2013 includes (a) an amount of $73,475 in foreign currency gains, (b) a gain of $161,864 in trading securities, and (e) miscellaneous other income of $30,362. Rent and other income for the three months ended November 30, 2012 includes (a) a gain of $2,199,500 on a bond called during the period, (b) a gain of $480,108 on the sale of the apartment in Hong Kong, (c) an amount of $139,280 in foreign currency gains, (d) a gain of $58,378 in trading securities, and (e) miscellaneous other income of $43,372.

Interest income of $202,323 and $304,814 for the three months ended November 30, 2013 and 2012, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

The Company’s investments in debt instruments (corporate and municipal bonds) are recorded at fair value based on quoted market prices that are traded in less active markets or priced using a quoted market price for similar investments or are priced using non-binding market consensus prices that can be corroborated by observable market data (Level 2). These investments are classified as available-for-sale securities. As of November 30, 2013, these securities are valued at approximately $19.3 million. Unrealized gains in these investments of $11.2 million are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at November 30, 2013. During the three months ended November 30, 2013 and 2012, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had gains of $161,864 and $58,378, respectively. During the current period, the Company sold all of its trading securities and does not hold any such securities as of November 30, 2013.

Discontinued Operations

The Company closed the Garland facility on September 30, 2011, and sold it in July 2013. The Company took an impairment charge of approximately $1.1 million during the three months ended August 31, 2012, based on the sales price negotiated at that time. An additional loss of $122,975 was taken based on the final sales price during the three months ended August 31, 2013. Net patient service revenue for the three months ended November 30, 2012 was $210,825, due to receipts on old accounts receivable that were fully reserved earlier per the Company’s revenue recognition policy.

Income Taxes

The Company did not recognize a benefit or provision for income taxes for the three months ended November 30, 2013, due to the uncertainty of the Company’s ability to recognize the benefit from the carry forward of net operating losses. The Company has recorded a full valuation allowance against the deferred tax asset. For the three months ended November 30, 2012, the Company did not recognize any provision for income taxes since the Company anticipated to incur a loss for the fiscal year ended August 31, 2013, and it also had net operating loss carry forward.

Liquidity and Capital Resources

Our fiscal year 2013 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Cash flow used in operating activities for continuing activities was $1,275,281 during the three months ended November 30, 2013, primarily due to (a) a net loss before discontinued operations of $708,861, (b) an increase in accounts receivable of $618,673, and (c) a gain of $161,864 in trading securities. Partially offsetting these cash outflows were (a) depreciation and amortization of $108,309, and (b) an increase in accounts payable and accrued liabilities of $115,517.

Cash flows from investing activities

Cash flow provided by investing activities for continuing activities was $1,209,798, primarily due to sales proceeds of $1,233,286 in trading securities.

Cash flows from financing activities

Cash flow used in financing activities for continuing activities was $41,097 for payments on capital leases and notes payable.

The Company had working capital of $3,204,679 as of November 30, 2013 and maintained a liquid position by a current ratio of approximately 1.2 to 1.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

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

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our Texas facilities’ fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Revenue Recognition, as well as Business – Government Regulation – Texas Workers’ Compensation Systems in our Form 10-K for the fiscal year ended August 31, 2013, for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it may become a party will have a material adverse effect on the Company's results of operations, cash flows or financial condition.

Item 1A. Risk Factors.

The Company’s Risk Factors as disclosed in its Form 10-K for the year ended August 31, 2013 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2013, as part of a settlement agreement with a former employee, the Company received 125,000 shares of common stock of the Company previously issued to him. These shares have been accounted for as treasury shares with zero cost.

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
_______________
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

DYNACQ HEALTHCARE, INC.

Date: January 14, 2014	By:	/s/ Eric K. Chan
Eric K. Chan
Chief Executive Officer
(duly authorized officer)

Date: January 14, 2014	By:	/s/ Hemant Khemka
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
_______________
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

