Form 10-Q
period 2014-02-28
DYNACQ HEALTHCARE INC
filed 2014-04-11
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended February 28, 2014

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

As of April 10, 2014, the number of shares outstanding of the registrant's common stock, par value $.001 per share, was 14,418,626.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	February 28, 2014	August 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,293,027	$13,585,447
Accounts receivable, net of allowances of approximately $162,107,000 and $170,198,000	1,441,586	1,062,029
Inventories	286,442	293,565
Trading securities	—	1,071,346
Interest receivable	109,441	102,964
Prepaid expenses	109,306	180,883
Income tax receivable	569,430	569,430
Total current assets	19,809,232	16,865,664
Investments available-for-sale	20,101,192	17,458,985
Property and equipment, net	6,234,892	6,323,657
Income tax receivable	800,920	800,920
Other assets	231,160	187,101
Total assets	$47,177,396	$41,636,327

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	February 28, 2014	August 31, 2013
	(Unaudited)
Liabilities and equity
Current liabilities:
Accounts payable	$1,083,373	$1,012,328
Accrued liabilities	15,993,592	11,845,317
Current portion of notes payable	27,094	40,256
Current portion of capital lease obligations	28,044	115,737
Total current liabilities	17,132,103	13,013,638
Non-current liabilities:
Long-term portion of notes payable	—	6,744
Long-term portion of capital lease obligations	55,757	69,978
Total liabilities	17,187,860	13,090,360

Commitments and contingencies
Equity:
Dynacq stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 14,418,626 shares issued and outstanding at February 28, 2014; 14,543,626 shares issued and outstanding at August 31, 2013	14,419	14,544
Additional paid-in capital	10,381,063	10,282,256
Accumulated other comprehensive income	11,953,646	9,382,334
Retained earnings	7,576,951	8,803,410
Total Dynacq stockholders’ equity	29,926,079	28,482,544
Non-controlling interest	63,457	63,423
Total equity	29,989,536	28,545,967
Total liabilities and equity	$47,177,396	$41,636,327

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended February 28,		Six months ended February 28,
	2014	2013	2014	2013
Net patient service revenue	$2,231,387	$1,437,822	$4,490,634	$2,955,849
Costs and expenses:
Compensation and benefits	1,592,448	1,394,940	3,044,215	2,783,764
Medical services and supplies	304,093	374,986	921,563	770,526
Other operating expenses	1,046,262	1,122,331	2,158,740	3,694,582
Depreciation and amortization	86,535	121,743	194,844	245,495
Total costs and expenses	3,029,338	3,014,000	6,319,362	7,494,367
Operating loss	(797,951)	(1,576,178)	(1,828,728)	(4,538,518)
Other income (expense):
Rent and other income	141,564	561,979	417,109	3,531,070
Interest income	224,292	170,840	426,615	475,654
Interest expense	(85,470)	(139,512)	(241,422)	(280,773)
Total other income, net	280,386	593,307	602,302	3,725,951
Loss before income taxes from continuing operations	(517,565)	(982,871)	(1,226,426)	(812,567)
Provision (benefit) for income taxes	—	—	—	—
Loss from continuing operations	(517,565)	(982,871)	(1,226,426)	(812,567)
Discontinued operations, net of income taxes	—	128,728	—	370,086
Net loss	(517,565)	(854,143)	(1,226,426)	(442,481)
Less: Net (income) loss attributable to noncontrolling interest	(59)	(25)	(33)	2,773
Net loss attributable to Dynacq Healthcare, Inc.	$(517,624)	$(854,168)	$(1,226,459)	$(439,708)

Basic and diluted income (loss) per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.04)	$(0.07)	$(0.08)	$(0.06)
Discontinued operations, net of income taxes	—	0.01	—	0.03
Net loss attributable to Dynacq Healthcare, Inc.	$(0.04)	$(0.06)	$(0.08)	$(0.03)
Basic and diluted average common shares outstanding	14,418,626	14,543,626	14,436,483	14,543,626

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended February 28,		Six months ended February 28,
	2014	2013	2014	2013
Net loss	$(517,565)	$(854,143)	$(1,226,426)	$(442,481)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment, net of taxes of $-0-, $-0-, $-0-and $(4,414)	—	—	—	(8,196)
Net change in fair value of available-for-sale securities, net of taxes of $-0- for all periods presented	750,396	976,823	2,571,312	(23,672)
Other comprehensive income (loss)	750,396	976,823	2,571,312	(31,868)
Comprehensive income (loss)	232,831	122,680	1,344,886	(474,349)
Less comprehensive (income) loss attributable to noncontrolling interest	(59)	(25)	(33)	2,773
Comprehensive income (loss) attributable to Dynacq Healthcare, Inc.	$232,772	$122,655	$1,344,853	$(471,576)

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended February 28,
	2014	2013
Cash flows from operating activities
Net loss	$(1,226,426)	$(442,481)
Less (income) loss from discontinued operations, net of income taxes	—	(370,086)
Net loss before discontinued operations	(1,226,426)	(812,567)
Adjustments to reconcile net loss before discontinued operations to net cash from operating activities:
Depreciation and amortization	194,844	245,495
Gain on sale of investments available-for-sale and trading securities	(161,864)	(2,731,173)
Gain on sale of investment in real estate	—	(480,108)
Stock based compensation	98,682	10,780
Gain on sale of assets	—	(27,509)
Foreign currency exchange gains	(70,971)	(94,120)
Changes in operating assets and liabilities:
Accounts receivable	(379,557)	201,264
Interest receivable	(6,477)	60,237
Inventories	7,123	120,330
Prepaid expenses	71,577	226,533
Other assets	(44,059)	49,793
Accounts payable	71,045	(587,949)
Accrued liabilities	4,148,276	(236,445)
Cash from continuing activities	2,702,193	(4,055,439)
Cash from discontinued activities	—	370,086
Net cash from operating activities	2,702,193	(3,685,353)

Cash flows from investing activities
Sales proceeds of investments available-for-sale and trading securities	1,233,286	2,650,000
Sales proceeds of investment in real estate	—	2,365,017
Purchase of equipment	(106,079)	(2,810)
Sales proceeds of equipment	—	14,270
Cash from continuing activities	1,127,207	5,026,477
Cash from discontinued activities	—	313,201
Net cash from investing activities	1,127,207	5,339,678

Cash flows from financing activities
Principal payments on notes payable	(19,905)	(1,113,477)
Payments on capital lease	(101,915)	(53,906)
Cash from continuing activities	(121,820)	(1,167,383)
Cash from discontinued activities	—	—
Net cash from financing activities	(121,820)	(1,167,383)
Net change in cash and cash equivalents	3,707,580	486,942
Cash at beginning of period	13,585,447	10,638,217
Cash at end of period	$17,293,027	$11,125,159
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$20,130	$210,788
Income taxes	$0	$0
Non cash investing and financing activities:
Unrealized change in fair value of available-for-sale securities	$2,571,312	$(23,672)
Purchase of equipment under capital lease	—	115,360

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

February 28, 2014

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company's expenses are "cost of revenue" items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $1.0 million and $1.0 million for the three months ended February 28, 2014 and 2013, respectively, and approximately $1.9 million and $3.3 million for the six months ended February 28, 2014 and 2013, respectively. These financial statements should be read in conjunction with the audited financial statements as of August 31, 2013. Operating results for the three and six months ended February 28, 2014 are not necessarily indicative of the results that may be expected for the year ending August 31, 2014.

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

The Company also invests in initial public offerings of equity securities on the Hong Kong Stock Exchange. These investments are classified as trading securities, and are carried at fair value. These investments are subject to fluctuations in the market price. During the six months ended February 28, 2014 and 2013, the Company had a net gain of $161,864 and $531,673, respectively, in these securities. During the first quarter of fiscal year 2014, the Company sold all of its trading securities and does not hold any such securities as of February 28, 2014.

Investment in Real Estate and Notes Payable

In October 2012, the Company sold an apartment in Hong Kong, which was purchased in March 2010. The net proceeds from the sale of the apartment were $1,273,403, after repayment of the associated note payable, resulting in a gain of $480,108.

In November 2011 and September 2010, the Company borrowed $116,339 and $65,000 as notes payable from a financial institution at an interest rate of 4.5% and 6%, which notes are to be repaid in 36 and 24 monthly installments, respectively, and are secured by specific equipment purchased at our Pasadena facility. The $65,000 note payable was fully repaid during the three months ended November 30, 2012. The Company paid down $19,905 during the six months ended February 28, 2014, and the current and long-term portions of the notes payable as of February 28, 2014 are $27,094 and $-0-, respectively.

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

The following is a summary of financial information related to our discontinued operations at the Garland facility for the three and six months ended February 28, 2013:

	Three months ended February 28, 2013	Six months ended February 28, 2013
Net patient service revenue	$191,333	$402,158
Total costs and expenses	52,225	52,515
Operating income	139,108	349,643
Other income (expense), net	(10,380)	20,443
Income before income taxes	128,728	370,086
Provision for income taxes	—	—
Total income on discontinued operations, net of taxes	$128,728	$370,086

Net Income (Loss) per Share

The following table presents the computation of basic and diluted income (loss) per common share attributable to the Company:

	Three months ended February 28,		Six months ended February 28,
	2014	2013	2014	2013
Basic and diluted loss per common share:
Numerator:
Loss from continuing operations	$(517,565)	$(982,871)	$(1,226,426)	$(812,567)
Less: Net (income) loss attributable to noncontrolling interest	(59)	(25)	(33)	2,773
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	(517,624)	(982,896)	(1,226,459)	(809,794)
Discontinued operations, net of income taxes	—	128,728	—	370,086
Net loss attributable to Dynacq Healthcare, Inc.	$(517,624)	$(854,168)	$(1,226,459)	$(439,708)
Denominator:
Basic and diluted average common shares outstanding	14,418,626	14,543,626	14,436,483	14,543,626

Basic and diluted loss per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.04)	$(0.07)	$(0.08)	$(0.06)
Discontinued operations, net of income taxes	—	0.01	—	0.03
Net loss attributable to Dynacq Healthcare, Inc.	$(0.04)	$(0.06)	$(0.08)	$(0.03)

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net income (loss) per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to approximately 1,069,000 shares and 2,077,000 shares for the six months ended February 28, 2014 and 2013, respectively.

Treasury Stock

In September 2013, as part of a settlement agreement with a former employee, the Company received 125,000 shares of common stock of the Company previously issued to him. These shares were accounted for as treasury shares with zero cost, and were retired in the second quarter of fiscal year 2014.

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

As of February 28, 2014, there remain 250,000 shares to be issued upon exercise of outstanding options, and 14,750,000 shares which can be issued under the 2011 Plan after giving effect to shares issued and canceled.

2000 Incentive Plan

The Company's 2000 Incentive Plan ("2000 Plan") provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the 2000 Plan. The 2000 Plan does not have a fixed termination date, provided that no incentive stock option can be granted subsequent to August 29, 2011. As of February 28, 2014, there remain 788,600 shares to be issued upon exercise of outstanding options, and no new stock options awards will be issued under the 2000 Plan.

The following table summarizes the stock option activities for the six months ended February 28, 2014 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share
Outstanding, August 31, 2013	1,097	$2.21
Granted	—	—
Exercised	—	—
Expired or canceled	(58)	2.60
Outstanding, February 28, 2014	1,039	2.18

For the six months ended February 28, 2014 and 2013, there were no stock options exercised. The aggregate intrinsic value of the stock options outstanding as of February 28, 2014 and 2013 is $-0-, since the market price is lower than the exercise price.

The following summarizes information related to stock options outstanding as of February 28, 2014, and related weighted average price and life information:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares
	(Share Amounts In Thousands)
$1.10	250	7.9	125
$1.86	616	7.4	313
$4.90	173	0.8	173
Total	1,039	6.4	611

For the three months ended February 28, 2014 and 2013, stock-based compensation expense associated with the Company’s stock options was $49,341 and $44,327, respectively. For the six months ended February 28, 2014 and 2013, stock-based compensation expense associated with the Company’s stock options was $98,682 and $10,780, respectively. The total unrecognized compensation expense for outstanding stock options as of February 28, 2014 was $280,000, and will be recognized, in general, over 1.4 years.

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

The following table summarizes our financial assets and liabilities measured and reported in the Company’s statement of financial position at fair value on a recurring basis as of February 28, 2014, segregated among the appropriate levels within the fair value hierarchy:

	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	$—	$20,101,192	$—

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

The following table shows gross revenues and allowances for the three and six months ended February 28, 2014 and 2013:

	Three months ended February 28,		Six months ended February 28,
	2014	2013	2014	2013

Gross billed charges	$6,618,079	$4,488,742	$13,658,418	$9,135,745
Allowances	4,386,692	3,050,920	9,167,784	6,179,896
Net revenue	$2,231,387	$1,437,822	$4,490,634	$2,955,849
Allowance percentage	66%	68%	67%	68%

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

Through February 2014, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, when the payments were made, the carriers requested refunds of the payments made in the event that the SOAH decisions and orders were reversed on appeal (which they were). Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. As a result of the reversal of the SOAH decisions and orders, Texas Mutual Insurance Company and other carriers filed petitions in Travis County district court seeking a refund in cases in which the awards were voluntarily paid. The district court found in favor of Texas Mutual and the Company was ordered to refund approximately $4.2 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. The Company did not object to the reversal and remand of the SOAH decisions and orders, but did object to the judgments ordering refunds and those judgments were appealed to the Third Court of Appeals. As part of the appeals, the Company deposited the amounts that were ordered to be refunded as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. On June 6, 2013, the judgments ordering refunds were reversed by the Court of Appeals. The Court of Appeals held that if Texas Mutual wants a refund, it must pursue the refund demand administratively through the TDWC rather than through the district courts. Texas Mutual filed a motion for rehearing with the Court of Appeals which ultimately was denied. The Company filed motions in all 47 cases with the district court asking that the district clerk be ordered to release the deposited funds to the Company, and in January 2014, the Company received the deposits and accrued interest totaling $4.2 million. In addition, Texas Mutual filed three additional petitions in district court for cases that were left out of the original 47. The court granted Texas Mutual’s petitions and ordered the Company to refund approximately $300,000, including prejudgment interest to Texas Mutual. These judgments were granted before the Court of Appeals reversed the district court’s original judgments. These three cases were appealed to the Court of Appeals and the funds ordered refunded were deposited with the district clerk. As with the other 47 cases, the Court of Appeals reversed the district court’s final judgments in these three cases and the Company filed motions with the district court asking that the district clerk be ordered to release the deposited funds to the Company, and in February 2014, the Company received the deposits and accrued interest totaling $300,000. During the time that the carriers’ petitions seeking refunds were pending, because of the uncertainty of the results at that time, as of February 28, 2014, the Company has accrued the total potential refund amount of $11.3 million, and an additional amount of $3.3 million in interest payable, as accrued liabilities. This includes the deposit amounts refunded back to the Company in January and February 2014. We do not anticipate that any other carriers will pursue refund demands through district court but instead will pursue them administratively through TDWC. The cases in which the SOAH decisions and orders were reversed have been or are being remanded to TDWC for determinations of whether the services provided were unusually costly and unusually extensive. Voluntary payments made pursuant to the Decisions and Orders are premature payments by the carriers and may be ordered to be refunded. After the reversal of the judgments it obtained from the district court ordering refunds, on December 4, 2013, Texas Mutual made a formal request to the Commissioner of Workers’ Compensation that he administratively order the Company to make refunds to Texas Mutual (in the same amount that was sought in the district court). The Company responded to this request on December 11, 2013, asking that it be denied. The matter is pending at this time. As to the matters remanded to TDWC and SOAH, once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in many of the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured. On March 13, 2014, a settlement conference with one self-insured entity successfully resolved the stop-loss cases in which that entity was involved. Although the Company is willing to participate in settlement negotiations, we anticipate that few, if any, other carriers are interested in doing so at this time.

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

Claims regarding payment for ambulatory surgical center and hospital outpatient services remain pending at the TDWC. It is expected that these claims will be adjudicated at SOAH and possibly in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the determination of “fair and reasonable” charges. In 2007, we received unfavorable rulings from SOAH in all of our appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases, which were appealed to the Travis County district courts, challenged the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling was appealed to and was upheld by the Third Court of Appeals on August 26, 2010. The Texas Supreme Court denied a petition asking for review of the Third Court of Appeals decision. The unfavorable interpretation by the Texas Courts of Appeal in our lead case negatively affects the recovery of additional reimbursement, not only in the lead case, but in the remaining 178 pending cases. Consequently, the Company is bound by the Third Court of Appeals’ ruling that interprets the applicable statute and fee guideline to require that the amount that will be paid to a provider must not only be at a “fair and reasonable rate” but also must “ensure the quality of medical care” and “achieve effective cost control” and be the same or less than that charged to others with an equivalent standard of living. This ruling will impact cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided from 2001 through 2004 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008, when the Guidelines took effect. Since the Third Court of Appeals’ unfavorable ruling, collection, if any, in these cases depends on the Company’s ability to establish the criteria in this ruling. The Company was given the opportunity to establish the criteria in approximately 80 cases, which were set for hearing on the merits from March through May 2012 and was unsuccessful. Additionally, there are several thousand ambulatory surgical center and hospital outpatient cases pending at SOAH which will be heard beginning in March, 2014. Settlement offers have been made in the vast majority of these cases and the Company has been successful in settling many of the cases in which offers were made. Settlement discussions are on-going. Even so, it is likely that hundreds, if not more than a thousand, of these cases may go to hearing at SOAH at which the Company will have the opportunity to continue to establish the criteria in the cases still pending at SOAH during the 2014 fiscal year. On March 31, 2014, 23 of the hospital outpatient cases were tried at SOAH. The parties have been given until May 2, 2014 to file closing arguments and an additional 15 days to respond to the other side’s arguments. It is not known when decisions in these 23 cases will be handed down. It is anticipated that the decisions in these cases will impact many of the other hospital outpatient cases that are pending at SOAH.

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

Noncontrolling Interest

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as noncontrolling interest. Noncontrolling interest reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interest ranged from 1.75% to 2.00% at February 28, 2014).

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

	Three months ended February 28,		Six months ended February 28,
	2014	2013	2014	2013
Available-for-sale securities
Accumulated other comprehensive income balance, beginning of period	$11,203,250	$7,410,633	$9,382,334	$8,411,128
Other comprehensive income (loss):
Unrealized gains, net of taxes of $-0- for all periods presented	750,396	976,823	2,571,312	2,175,828
Reclassification adjustments for gains included in rent and other income	—	—	—	(2,199,500)
Tax provision	—	—	—	—
Amount reclassified from accumulated other comprehensive income	—	—	—	(2,199,500)
Other comprehensive income (loss)	750,396	976,823	2,571,312	(23,672)
Accumulated other comprehensive income balance, end of period	$11,953,646	$8,387,456	$11,953,646	$8,387,456

Foreign currency translation adjustment
Accumulated other comprehensive income balance, beginning of period	$—	$—	$—	$8,196
Other comprehensive income (loss):
Unrealized gains (losses)	—	—	—	—
Reclassification adjustments for gains included in rent and other income	—	—	—	(12,610)
Tax provision included in accrued liabilities	—	—	—	4,414
Amount reclassified from accumulated other comprehensive income	—	—	—	(8,196)
Other comprehensive income (loss)	—	—	—	(8,196)
Accumulated other comprehensive income balance, end of period	$—	$—	$—	$—

Contingencies

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has accrued an amount of $11.3 million, and an additional amount of $3.3 million in interest payable, as accrued liabilities. For a detailed discussion of this, see Revenue Recognition Policy under Notes to Consolidated Financial Statements.

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

The Company organized Sino Bond to hold and manage investments in Hong Kong. Sino Bond invests in debt instruments (corporate and municipal) and equity securities in Europe and Asia, including initial public offerings and pre-initial public offerings. The Company invests in various marketable securities. During the three months ended November 30, 2012, one particular security was called on which the Company had a gain of approximately $2.2 million. As of February 28, 2014, the balance of these securities is valued at approximately $20.1 million. During the six months ended February 28, 2014 and 2013, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had a net gain of $161,864 and $531,673, respectively. During the first quarter of fiscal year 2014, the Company sold all of its trading securities and does not hold any such securities as of February 28, 2014.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three months ended February 28,		Six months ended February 28,
	2014	2013	2014	2013
Revenues from external customers
Net patient service revenues
U.S. Division	$2,231,387	$1,437,822	$4,490,634	$2,955,849
Corporate	—	—	—	—
Consolidated	$2,231,387	$1,437,822	$4,490,634	$2,955,849

Income (loss) before taxes and discontinued operations
U.S. Division	$25,532	$(782,269)	$(352,426)	$(1,482,777)
Corporate	(543,097)	(200,602)	(874,000)	670,210
Consolidated	$(517,565)	$(982,871)	$(1,226,426)	$(812,567)

	February 28, 2014	August 31, 2013
Total Assets
U.S. Division	$14,579,640	$9,924,501
Corporate	32,597,756	31,711,826
Consolidated	$47,177,396	$41,636,327

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

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the three and six months ended February 28, 2014. For a discussion of our critical accounting policies see Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2013.

Results of Operations

	Three Months Ended February 28, 2014			Three Months Ended February 28, 2013
	U.S. Division	Corporate	Total	U.S. Division	Corporate	Total
Net patient service revenue	$2,231,387	$—	$2,231,387	$1,437,822	$—	$1,437,822
Costs and expenses:
Compensation and benefits	948,688	643,760	1,592,448	922,853	472,087	1,394,940
Medical services and supplies	304,093	—	304,093	374,986	—	374,986
Other operating expenses	810,209	236,053	1,046,262	671,645	450,686	1,122,331
Depreciation and amortization	85,532	1,003	86,535	115,747	5,996	121,743
Total costs and expenses	2,148,522	880,816	3,029,338	2,085,231	928,769	3,041,000
Operating income (loss)	82,865	(880,816)	(797,951)	(647,409)	(928,769)	(1,576,178)
Other income (expense):
Rent and other income	21,714	119,850	141,564	4,652	557,327	561,979
Interest income	—	224,292	224,292	—	170,840	170,840
Interest expense	(79,047)	(6,423)	(85,470)	(139,512)	—	(139,512)
Total other income (expense), net	(57,333)	337,719	280,386	(134,860)	728,167	593,307
Income (loss) before income taxes from continuing
operations	$25,532	$(543,097)	(517,565)	$(782,269)	$(200,602)	(982,871)
Benefit for income taxes			—			—
Loss from continuing operations			(517,565)			(982,871)
Discontinued operations, net of income taxes			—			128,728
Net loss			(517,565)			(854,143)
Less: Net income attributable to noncontrolling interest			(59)			(25)
Net loss attributable to Dynacq Healthcare, Inc.			$(517,624)			$(854,168)

Operational statistics (Number of medical procedures) for Pasadena facility:
Inpatient:
Bariatric	15			16
Orthopedic	5			1
Other	8			9
Total inpatient procedures	28			26
Outpatient:
Orthopedic	77			31
Other	102			108
Total outpatient procedures	179			139
Total procedures	207			165

	Six Months Ended February 28, 2014			Six Months Ended February 28, 2013
	U.S. Division	Corporate	Total	U.S. Division	Corporate	Total
Net patient service revenue	$4,490,634	$—	$4,490,634	$2,955,849	$—	$2,955,849
Costs and expenses:
Compensation and benefits	1,891,254	1,152,961	3,044,215	1,815,140	968,624	2,783,764
Medical services and supplies	921,563	—	921,563	770,526	—	770,526
Other operating expenses	1,646,632	512,108	2,158,740	1,398,585	2,295,997	3,694,582
Depreciation and amortization	192,839	2,005	194,844	227,988	17,507	245,495
Total costs and expenses	4,652,288	1,667,074	6,319,362	4,212,239	3,282,128	7,494,367
Operating loss	(161,654)	(1,667,074)	(1,828,728)	(1,256,390)	(3,282,128)	(4,538,518)
Other income (expense):
Rent and other income	31,558	385,551	417,109	53,105	3,477,965	3,531,070
Interest income	—	426,615	426,615	—	475,654	475,654
Interest expense	(222,330)	(19,092)	(241,422)	(279,492)	(1,281)	(280,773)
Total other income (expense), net	(190,772)	793,074	602,302	(226,387)	3,952,338	3,725,951
Income (loss) before income taxes from continuing operations	$(352,426)	$(874,000)	(1,226,426)	$(1,482,777)	$670,210	(812,567)
Benefit for income taxes			—			—
Loss from continuing operations			(1,226,426)			(812,567)
Discontinued operations, net of income taxes			—			370,086
Net loss			(1,226,426)			(442,481)
Less: Net (income) loss attributable to noncontrolling interest			(33)			2,773
Net loss attributable to Dynacq Healthcare, Inc.			$(1,226,459)			$(439,708)

Operational statistics (Number of medical procedures) for Pasadena facility:
Inpatient:
Bariatric	35			26
Orthopedic	18			3
Other	13			21
Total inpatient procedures	66			50
Outpatient:
Orthopedic	141			65
Other	241			253
Total outpatient procedures	382			318
Total procedures	448			368

Three Months Ended February 28, 2014 Compared to the Three Months Ended February 28, 2013

U.S. Division

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has accrued an amount of $11.3 million, and an additional amount of $3.3 million in interest payable as accrued liabilities. For a detailed discussion of this, see Revenue Recognition discussed in Item 1 - Notes to Consolidated Financial Statements.

Net patient service revenue increased by $793,565, or 55%, from $1,437,822 to $2,231,387, and total surgical cases increased by 25% from 165 cases for the three months ended February 28, 2013 to 207 cases for the three months ended February 28, 2014.  While the number of cases increased by 25%, net patient service revenue increased by 55%, primarily due to a change in the surgical mix of cases.

 Total costs and expenses increased by $63,291, or 3%, from $2,085,231 for the three months ended February 28, 2013 to $2,148,522 for the three months ended February 28, 2014. The following discusses the various changes in costs and expenses:

•	Compensation and benefits increased by $25,835, or 3%, primarily associated with increase in workforce due to higher net patient service revenues.

•	Medical services and supplies expenses decreased by $70,893, primarily due to a change in the surgical mix of cases.

•	Other operating expenses increased by $138,564, or 21%, primarily associated with higher net patient service revenues.

Other expense for the three months ended February 28, 2014 and 2013 of $57,333 and $134,860, respectively, includes interest expense associated with the stop-loss cases discussed above.

Corporate Division

Compensation and benefits for the Corporate Division includes all corporate personnel compensation and benefits, and it increased from $472,087 for the three months ended February 28, 2013 to $643,760 for the three months ended February 28, 2014, primarily due to an increase in marketing personnel. Compensation and benefits also includes $49,341 and $44,327 of non-cash compensation expense for the three months ended February 28, 2014 and 2013, respectively, related to employees’ incentive stock options granted in fiscal years 2007, 2011 and 2012. Other operating expenses include all corporate general and administrative expenses, including other professional fees such as legal expenses and audit expenses. It decreased by $214,633, from $450,686 for the three months ended February 28, 2013 to $236,053 for the three months ended February 28, 2014. The decrease in other operating expenses is due to a decrease in legal and other professional fees primarily relating to the internal investigation described in note 12 to our consolidated financial statements for the fiscal year ended August 31, 2013.

Rent and other income decreased by $437,477, from $557,327 for the three months ended February 28, 2013 to $119,850 for the three months ended February 28, 2014. Rent and other income for the three months ended February 28, 2014 includes (a) an amount of $11,155 in foreign currency gains, and (b) miscellaneous other income of $108,695. Rent and other income for the three months ended February 28, 2013 includes (a) a gain of $473,295 in trading securities, (b) an amount of $24,372 in foreign currency gains, and (c) miscellaneous other income of $59,660.

Interest income of $224,292 and $170,840 for the three months ended February 28, 2014 and 2013, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

The Company’s investments in debt instruments (corporate and municipal bonds) are recorded at fair value based on quoted market prices that are traded in less active markets or priced using a quoted market price for similar investments or are priced using non-binding market consensus prices that can be corroborated by observable market data (Level 2). These investments are classified as available-for-sale securities. As of February 28, 2014, these securities are valued at approximately $20.1 million. Unrealized gains in these investments of $12.0 million are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at February 28, 2014. During the three months ended February 28, 2013, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had gains of $473,295. During the first quarter of the current fiscal year, the Company sold all of its trading securities and did not hold any such securities as of February 28, 2014.

Discontinued Operations

The Company closed the Garland facility on September 30, 2011, and sold it in July 2013. The Company took an impairment charge of approximately $1.1 million during the three months ended August 31, 2012, based on the sales price negotiated at that time. An additional loss of $122,975 was taken based on the final sales price during the three months ended August 31, 2013. Net patient service revenue for the three months ended February 28, 2013 was $191,333, due to receipts on old accounts receivable that were fully reserved earlier per the Company’s revenue recognition policy.

Income Taxes

The Company did not recognize a benefit or provision for income taxes for the three months ended February 28, 2014 and 2013, due to the uncertainty of the Company’s ability to recognize the benefit from the carry forward of net operating losses. The Company has recorded a full valuation allowance against its deferred tax assets.

Six Months Ended February 28, 2014 Compared to the Six Months Ended February 28, 2013

U.S. Division

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has accrued an amount of $11.3 million, and an additional amount of $3.3 million in interest payable as accrued liabilities. For a detailed discussion of this, see Revenue Recognition discussed in Item 1 - Notes to Consolidated Financial Statements.

Net patient service revenue increased by $1,543,785, or 52%, from $2,955,849 to $4,490,634, and total surgical cases increased by 22% from 368 cases for the six months ended February 28, 2013 to 448 cases for the six months ended February 28, 2014.  While the number of cases increased by 22%, net patient service revenue increased by 52%, primarily due to a change in the surgical mix of cases.

 Total costs and expenses increased by $440,049, or 10%, from $4,212,239 for the six months ended February 28, 2013 to $4,652,288 for the six months ended February 28, 2014. The following discusses the various changes in costs and expenses:

•	Compensation and benefits increased by $76,114, or 4%, primarily associated with increase in workforce due to higher net patient service revenues.

•	Medical services and supplies expenses increased by $151,037, primarily due to a 22% increase in the number of cases and also due to a change in the surgical mix of cases.

•	Other operating expenses increased by $248,047, or 18%, primarily associated with higher net patient service revenues.

Other expense for the six months ended February 28, 2014 and 2013 of $190,772 and $226,387, respectively, includes interest expense associated with the stop-loss cases discussed above.

Corporate Division

Compensation and benefits for the Corporate Division includes all corporate personnel compensation and benefits, and it increased from $968,624 for the six months ended February 28, 2013 to $1,152,961 for the six months ended February 28, 2014, primarily due to an increase in marketing personnel. Compensation and benefits also includes $98,682 and $10,780 of non-cash compensation expense for the six months ended February 28, 2014 and 2013, respectively, related to employees’ incentive stock options granted in fiscal years 2007, 2011 and 2012.

Other operating expenses include all corporate general and administrative expenses, including other professional fees such as legal expenses and audit expenses. It decreased by $1,783,889, from $2,295,997 for the six months ended February 28, 2013 to $512,108 for the six months ended February 28, 2014. The decrease in other operating expenses is due to a decrease in legal and other professional fees primarily relating to the internal investigation described in note 12 to our consolidated financial statements for the fiscal year ended August 31, 2013.

Rent and other income decreased by $3,092,414, from $3,477,965 for the six months ended February 28, 2013 to $385,551 for the six months ended February 28, 2014. Rent and other income for the six months ended February 28, 2014 includes (a) an amount of $84,630 in foreign currency gains, (b) a gain of $161,864 in trading securities, and (b) miscellaneous other income of $139,057. Rent and other income for the six months ended February 28, 2013 includes (a) a gain of $2,199,500 on a bond called during the quarter, (b) a gain of $480,108 on the sale of the apartment in Hong Kong, (c) an amount of $163,652 in foreign currency gains, (d) a gain of $531,673 in trading securities, and (e) miscellaneous other income of $103,031

Interest income of $426,615 and $475,654 for the six months ended February 28, 2014 and 2013, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

The Company’s investments in debt instruments (corporate and municipal bonds) are recorded at fair value based on quoted market prices that are traded in less active markets or priced using a quoted market price for similar investments or are priced using non-binding market consensus prices that can be corroborated by observable market data (Level 2). These investments are classified as available-for-sale securities. As of February 28, 2014, these securities are valued at approximately $20.1 million. Unrealized gains in these investments of $12.0 million are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at February 28, 2014. During the six months ended February 28, 2014 and 2013, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had gains of $161,864 and $531,673, respectively. During the first quarter of the current fiscal year, the Company sold all of its trading securities and did not hold any such securities as of February 28, 2014.

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

Income Taxes

The Company did not recognize a benefit or provision for income taxes for the six months ended February 28, 2014 and 2013, due to the uncertainty of the Company’s ability to recognize the benefit from the carry forward of net operating losses. The Company has recorded a full valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

Our fiscal year 2013 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Cash flow provided by operating activities for continuing activities was $2,702,193 during the six months ended February 28, 2014, primarily due to an increase in accounts payable and accrued liabilities of $4,219,321. The increase in these liabilities is due to receipt of refunds on deposits of approximately $4,476,097 made earlier with the Travis County District Court in relation to the stop-loss cases discussed above. Partially offsetting this cash inflow were (a) a net loss before discontinued operations of $1,226,426, (b) an increase in accounts receivable of $379,557, and (c) a gain of $161,864 in trading securities.

Cash flows from investing activities

Cash flow provided by investing activities for continuing activities was $1,127,207, primarily due to sales proceeds of $1,233,286 in trading securities.

Cash flows from financing activities

Cash flow used in financing activities for continuing activities was $121,820 for payments on capital leases and notes payable.

The Company had working capital of $2,677,129 as of February 28, 2014 and maintained a liquid position by a current ratio of approximately 1.2 to 1.

We believe we will be able to meet our ongoing liquidity and cash needs for at least the next twelve months based on the amount of available cash and cash equivalents.

Recent Accounting Pronouncements

See notes to the Consolidated Financial Statements - Recent Accounting Pronouncements, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of February 28, 2014, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNACQ HEALTHCARE, INC.

Date: April 11, 2014	By:	/s/ Eric K. Chan
Eric K. Chan
Chief Executive Officer
(duly authorized officer)

Date: April 11, 2014	By:	/s/ Hemant Khemka
Hemant Khemka
Chief Financial Officer
(principal financial and accounting officer)

INDEX OF EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

