Form 10-K
period 2014-08-31
DYNACQ HEALTHCARE INC
filed 2015-07-13
CIK 890908

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2014

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 28, 2014 was $116,410. The price used to calculate this amount is based on a trade in the “Grey Market,” as there is currently no established public trading market for the registrant’s common stock. See below “Item 1A - Risk Factors” and “Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information regarding the Grey Market and this issue.

As of June 30, 2015, the registrant had 13,460,124 shares of common stock outstanding.

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

The Company, through its affiliates, owns or leases 100% of the real estate and equipment in its facility. As of August 31, 2014, the Company has a 100% ownership interest in its Pasadena facility.

Corporate Division

The Company formed Sino Bond Inc. Limited, a Hong Kong corporation (“Sino Bond”) to hold and manage investments in Hong Kong. Sino Bond invests in debt instruments (corporate and municipal) and equity securities in Europe and Asia, including initial public offerings and pre-initial public offerings.

Discontinued Operations

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

At August 31, 2014 and 2013, the Company owned, through its subsidiaries, a 100% and 98% partnership interest in the Pasadena facility operating entity. The Pasadena facility's areas of practice include orthopedic and general surgery, such as spine and bariatric surgeries, various pain management modalities and other services. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment.

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

Adding New Capabilities to Existing Hospital

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

The Pasadena facility is designated as a Bariatric Center of Excellence by the American Society for Bariatric Surgery (“ASBS”). The ASBS Center of Excellence designation recognizes surgical programs and surgeons who have demonstrated a track record of favorable short and long-term outcomes in bariatric surgery and have the resources to perform safe bariatric surgeries.

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

In some cases, whistleblowers and the federal government have taken the position that providers who allegedly have violated other statutes, such as the Anti-kickback Statute and the Stark law, have thereby submitted false claims under the FCA. The state of Texas, in which we operate, has adopted its own false claims provisions as well as its own whistleblower provisions whereby a private party may file a civil lawsuit in state court.

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

In 2013, the Office of Civil Rights published the HITECH Final Rule (“Omnibus Rule”). The Omnibus Rule incorporates the HITECH Act provisions related to the right of patients to an electronic copy of their health record, the prohibition on the sale of PHI without authorization, clarification that marketing communications paid for by a third party require authorization, that patients must be given an easy way to stop fundraising communications and the right for patients to restrict disclosures to health plans of treatment or services paid for in cash. The Omnibus Rule also requires that genetic information be treated as PHI and prohibits health plans from using or disclosing genetic information for underwriting purposes. Significantly, the Omnibus Rule requires providers to update their Notice of Privacy Practices, revises the breach notification provisions and requires Business Associates to comply with all provisions of the HIPAA Security and Privacy Rules. We have updated our HIPAA Security and Privacy Rules Policies and Procedures to reflect changes made by the Omnibus Rule.

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

Insurance

The Company maintains various insurance policies that cover its Pasadena facility including occurrence medical malpractice coverage. In addition, all physicians granted privileges at the Pasadena facility are required to maintain medical malpractice insurance coverage. The Company also maintains general liability and property insurance coverage, including flood coverage. We do not carry director and officer liability insurance, and we indemnify our directors and officers against monetary damages, including advancing expenses, to the fullest extent permitted by Nevada law. The Company does not currently maintain worker's compensation coverage in Texas. In regard to the Employee Health Insurance Plan, until April 30, 2014, the Company was self-insured with specific and aggregate re-insurance with stop-loss levels appropriate for the Company's group size. Effective May 1, 2014, the Company has taken coverage for its employees under a fully insured health plan.

Employees

As of June 26, 2015, the Company employed approximately 99 full-time employees. In addition, the Company employed 32 part-time/flex employees, which represent approximately 6 full-time equivalent employees.

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

For the fiscal years ended August 31, 2014 and 2013, our business generated a net loss of approximately $3.8 million and $3.3 million, respectively. Even though our patient service revenue has improved in fiscal year 2014 compared to the prior year, our net patient revenues have declined, relative to historical levels, due to declines in patient referrals. While we continue to seek out additional sources of patient referrals, we have not been able to realize the substantial increase in patient referrals we require in order to generate the revenues needed to offset our operating losses. Our industry is highly competitive, and we have not been able to identify and execute any business plan that might result in an operating profit. We are currently evaluating strategic alternatives in an attempt to reverse our historical trend of operating losses, although there can be no assurance that we will be able to reverse this trend. If we are unable to generate positive net income on a consistent basis going forward, we may not be able to continue our operations.

Our cash reserves cannot continue to support the level of losses we have incurred in recent years.

As of August 31, 2014, we had approximately $28.1 million in net assets, including approximately $16.8 million in cash and cash equivalents, available for continuing operations. These reserves are being steadily depleted by our losses, which totaled approximately $40.3 million in our last four fiscal years. If we are unsuccessful in implementing an alternative business plan to increase revenues and improve performance, or are otherwise required to continue to use a substantial portion of our current assets in order to continue our day to day operations, then our continued operations will not be sustainable.

A significant percentage of our revenues are generated through relatively few physicians.

For the fiscal year ended August 31, 2014, approximately 84% of our gross revenues were generated from five surgeons. For the fiscal year ended August 31, 2013, approximately 90% of our gross revenues were generated from five surgeons. The loss of physicians who provide significant net patient revenues for the Company may adversely affect our results of operations.

We are subject to substantial uninsured liabilities for which we have incurred, and may continue to incur, significant expenses.

Although we maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe to be appropriate for our operations, our insurance coverage may not be sufficient or continue to be available at a cost allowing us to maintain adequate levels of insurance. Our professional malpractice liability insurance has covered the majority of malpractice and related legal claims to date; however, the cost of defending shareholder derivative suits and/or shareholder oppression claims and any damages awarded as a result of these claims, are paid by the Company. In addition, the large monetary claims and significant defense costs involved in many of the malpractice claims may exceed the limits of our insurance coverage. If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, we could be adversely affected. We do not employ any of the physicians who conduct procedures at our hospitals, and the governing documents of each of our hospitals require physicians who conduct procedures at our hospitals to maintain stated amounts of insurance.

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

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash investments and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of (a) Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation ("SIPC") insurance limits in the U.S. and (b) Hong Kong Deposit Protection Board (“HKDPB”) insurance limits in Hong Kong. At August 31, 2014, the Company had cash balances in excess of the FDIC and SIPC limits in the U.S. and HKDPB limits in Hong Kong of $15.2 million. Management believes that these financial institutions are of high quality and the risk of loss is minimal. However, if any of these financial institutions were to fail and we were unable to recover our cash balances, it could have a material adverse effect on the Company's business, financial condition or results of operations.

Our business could be adversely affected by foreign currency fluctuation.

Because we have total assets of approximately $11.3 million which are denominated in currency other than the U.S. dollar (USD), we have foreign currency exchange risk. The U.S. dollar (USD) has experienced volatility in world markets recently. During fiscal 2014 and 2013, fluctuation in the Euro – Hong Kong dollar exchange rate resulted in exchange gains (losses) of $(21,319) and $193,000, respectively, which are included in rent and other income in our consolidated statements of operations.

Our investments in marketable securities in foreign markets are subject to a high degree of risk and differences in market conditions than those in the U.S.

We have significant unrealized gains on our investments in available-for-sale securities. Approximately 43% of our assets as of August 31, 2014 are represented by foreign investment securities, which are generally less liquid, more volatile and harder to value than U.S. securities. These foreign investments are subject to unique risks such as currency risk, political, social and economic risk, and foreign market and trading risk. Foreign investments may be affected by political, social or economic events occurring in a country where the bonds are invested, which could cause the investments in that country to experience gains or losses. Lack of public information and uniform auditing, accounting and financial reporting standards in foreign countries make disclosure of investment information different from that available from domestic issuers. The trading markets for these investments are significantly less active than U.S. markets and may have less governmental regulation and oversight. Because of these risks, and others, there can be no assurance that the Company’s investments in securities in foreign markets will retain or increase in value or can be liquidated at a price or time favorable to the Company.

Risks Associated with our Industry

The Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (collectively, the “ACA”) may have a significant impact on our existing and future operations.

The ACA, as well as other health reform legislation and regulation, may have a significant impact on our existing and future operations in that it will extend insurance coverage through Medicaid or private insurance to a broader segment of the U.S. population. Many provision of the ACA became effective on January 1, 2014. The continued development of Accountable Care Organizations may limit our ability to provide services to Medicare beneficiaries and other changes to the law implemented as part of health care reform could further restrict the care we are able to offer patients. The current economic climate as well as efforts to reduce healthcare costs could reduce the reimbursement we receive for the services we do provide and may adversely affect our business and results of operations.

One key provision of the ACA is the individual mandate, which requires most Americans to maintain “minimum essential” health insurance coverage. For individuals who are not exempt from the individual mandate, and who do not receive health insurance through an employer or government program, the means of satisfying the requirement is to purchase insurance from a private company or an insurance exchange. Beginning in 2014, individuals who are enrolled in a health benefits plan purchased through an exchange may be eligible for a premium credit or cost-sharing subsidy. Federal court cases are still pending on whether the government can subsidize health insurance premiums under the ACA.

The “employer mandate” provision of the ACA requires the imposition of penalties on employers having 50 or more employees who do not offer affordable health insurance coverage to those employees working 30 or more hours per week. In 2013, the imposition of these penalties was delayed until January 1, 2015. In 2014, the employer mandate was further delayed until January 1, 2016. Based on estimates from the Congressional Budget Office, we do not believe that the delays in implementation of the employer mandate will have a measureable effect on the number of people insured.

Although we are unable to predict the precise impact of the individual and employer mandates on our future operations, and while there have been and will continue to be some reductions in reimbursement rates by government payers, we anticipate, based on the current timetable for implementing the law, that we may begin to have a positive impact from the increased number of insured patients.

Another key provision of the ACA is the expansion of Medicaid coverage. The expansion of the Medicaid program (substantially all of which will be funded initially by the federal government) requires each state legislature to take action. To date, Texas has chosen not to expand its Medicaid program through this mechanism. However, Texas has expanded its Medicaid program through the 1115 Medicaid Waiver program. The Texas Health and Human Services Commission has received federal approval of a waiver that allows the state to expand Medicaid managed care while preserving hospital funding, provides incentive payments for health care improvements and directs more funding to hospitals that serve large numbers of uninsured patients. While we are unable to predict the precise impact of 1115 Medicaid Waiver program on our future operations, it may be that we are able to receive reimbursement for caring for uninsured and underinsured patients through this program.

If we fail to comply with the extensive laws and complex government regulations applicable to us, we could suffer penalties or be required to make significant changes to our operations.

The U.S. healthcare industry is highly regulated and must comply with extensive government regulation at the federal, state and local levels. Hospitals must meet requirements for licensure and certification to participate in government programs and accreditation. In addition, there are regulatory requirements related to areas such as adequacy and quality of medical care, relationships with physicians and other referral sources (Anti-kickback Statute and Stark law, for example), qualifications of medical and support personnel, billing for services, confidentiality of medical records, emergency care and compliance with building codes. While we believe that we are in substantial compliance with these extensive government laws and regulations, if we fail to comply with any of the laws or regulations we could be subject to criminal penalties and civil sanctions, and our facilities could lose their licenses and their ability to participate in federal and state healthcare programs. In addition, government laws and regulations, or the interpretation of such laws and regulations, may change. In that case, we may have to make changes in our facility, equipment, personnel, services or business structures so that our facility may remain licensed and qualified to participate in federal and state programs. If the rules governing reimbursement are revised or interpreted in a different manner or if a determination is made that we did not comply with these requirements, we could be subject to denials of payment or recoupment of payments already received for services provided to patients.

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

Market Risks Related to Our Stock

A stockholder controls a majority of our outstanding shares.

Mrs. Ella Chan, wife of our former Chairman and Chief Executive Officer, Mr. Chiu Chan, individually and as the sole trustee of Chiu M. Chan Family Trust, beneficially owns an aggregate of approximately 62.4% of our outstanding common stock. As the majority stockholder, she is able to control all matters requiring stockholder approval, including the election and removal of any directors and any merger, consolidation or sale of all or substantially all of our assets. Further, our governing documents provide that two-thirds constitutes a super-majority of our common stock.  A super-majority has the ability to, among other things, remove members of our Board of Directors for cause or for no cause at all. Mrs. Chan together with her son, Eric K. Chan, our Chief Executive Officer, beneficially own 64.4% of our outstanding common stock.  Accordingly, they would only need a smaller number of additional votes to achieve a super-majority.  This concentration of ownership could have the effect of delaying, deferring or preventing a change of control, or impeding a merger or consolidation, takeover or other business combination or sale of all or substantially all of our assets. The interests of Ella Chan and/or Eric Chan may conflict with those of other stockholders.  In the event that either elects to sell significant amounts of common stock in the future, such sales could depress the market price of our common stock, further increasing the volatility of our trading market.

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

In addition to approximately 85.6 million additional shares of common stock that we are authorized to issue, our Board of Directors may issue up to five million shares of preferred stock which may have greater rights than our common stock, without seeking approval from holders of our common stock.  In addition, we are obligated to issue an aggregate of approximately one million shares of common stock upon the exercise of options outstanding under our 2000 and 2011 Incentive Plan. None of these options have an exercise price which is lower than the market price at August 9, 2012, the last date of trading before trading halt by NASDAQ. The shares that could be issued upon exercise of the outstanding options represent approximately 7% of our currently outstanding shares of common stock. Additional shares are subject to options not yet granted under the Year 2011 Stock Incentive Plan, and we may grant additional options or warrants in the future to purchase shares of our common stock not under the plan.  The exercise price of each option granted under our option plan is equal to the fair market value of the shares on the date of grant, although that price may be substantially less than the value per share on the date of exercise.

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

The Pasadena facility, the office building adjacent to such facility and the land upon which the facility is located, are owned by a wholly-owned subsidiary of the Company, and are held free and clear of any encumbrances. The hospital is approximately 45,000 square feet, and the office building is approximately 36,000 square feet.

Item 3.	Legal Proceedings.

Ping S. Chu, James G. Gerace (both former members of our Board of Directors), and Eric G. Carter (former legal counsel) along with eleven other claimants instigated a series of lawsuits making claims against Ella Y.T.C. Chan (in her individual capacity and in her capacity as Independent Executrix of the Estate of Chiu M. Chan, Deceased, our former Chief Executive Officer and director), Eric K. Chan (our current Chief Executive Officer and director), and Dynacq Healthcare, Inc. All claims were settled in mediations and as part of the settlements Dynacq repurchased 530,616 shares of Dynacq common stock in August 2014, and 427,886 shares of Dynacq stock subsequently in April 2015. These buybacks represent all stock held by each of the claimants. Additionally, as part of this settlement, Dynacq settled claims made by Eric G. Carter for payment of attorney fees, and claims by a company controlled by Mr. Carter, for breach of contract.

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

As of June 30, 2015, there were approximately 374 record owners of the Company's common stock. This number does not include stockholders who hold the Company's securities in nominee accounts with broker-dealer firms or depository institutions.

The Company has not declared any cash dividends on its common stock for the two most recent fiscal years. The Company intends to retain all earnings, if any, for operations and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon the Company's results of operations, financial condition and capital requirements, as well as such other factors as the Company's Board of Directors may consider.

Purchases of Equity Securities by the Company

On February 29, 2008 the Company’s Board of Directors authorized a program of repurchasing up to 2 million of its outstanding securities from time to time in open market transactions at prevailing prices on NASDAQ. In August 2014, binding settlement agreements were reached with some of the shareholders in a law suit discussed in Item 3 – Legal Proceedings, whereby Dynacq received 530,616 shares of the Company’s stock owned by said plaintiffs. Based on an independent appraisal, the value of these shares repurchased as treasury stock was $27,061.

Shares repurchased during the quarter ended August 31, 2014 include the following:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs

June 1 – 30, 2014	—	$—	—	1,252,172
July 1 - 31, 2014	—	—	—	1,252,172
August 1 - 31, 2014	530,616	0.05	—	1,252,172
Total	530,616	$0.05	—	1,252,172

Securities Authorized For Issuance under Equity Compensation Plans

The following table provides information as of August 31, 2014, with respect to the Company’s equity compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in first column)
Plans approved by shareholders	995,350	$2.18	14,750,000
Plans not approved by shareholders	—	—	—
Total	995,350	$2.18	14,750,000

Item 6.	Selected Financial Data.

Not required.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Revenue Recognition Policy

The Company has established billing rates for its medical services which it bills as services are delivered. Gross billings are then reduced by the Company’s estimate of allowances, which includes the contractual allowance and the provision for doubtful accounts, to arrive at net patient service revenues. Net patient service revenues may not represent amounts ultimately collected. The Company adjusts current period revenue for differences in estimated revenue recorded in prior periods and actual cash collections.

The following table shows gross revenues and allowances for fiscal years 2014 and 2013:

	2014	2013
Gross billed charges	$30,459,347	$19,498,962
Allowances	20,241,038	13,441,551
Net revenue	$10,218,309	$6,057,411
Allowance percentage	66%	69%

The table below sets forth the percentage of our gross patient service revenue by financial class for the fiscal years 2014 and 2013:

	2014	2013
Workers' Compensation	19%	11%
Commercial	42%	43%
Medicare	23%	28%
Medicaid	1%	1%
Self-Pay	13%	14%
Other	2%	3%

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

Through August 2014, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, when the payments were made, the carriers requested refunds of the payments made in the event that the SOAH decisions and orders were reversed on appeal (which they were). Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. As a result of the reversal of the SOAH decisions and orders, Texas Mutual Insurance Company and other carriers filed petitions in Travis County district court seeking a refund in cases in which the awards were voluntarily paid. The district court found in favor of Texas Mutual and the Company was ordered to refund approximately $4.2 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. The Company did not object to the reversal and remand of the SOAH decisions and orders, but did object to the judgments ordering refunds and those judgments were appealed to the Third Court of Appeals. As part of the appeals, the Company deposited the amounts that were ordered to be refunded as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. On June 6, 2013, the judgments ordering refunds were reversed by the Court of Appeals. The Court of Appeals held that if Texas Mutual wants a refund, it must pursue the refund demand administratively through the TDWC rather than through the district courts. Texas Mutual filed a motion for rehearing with the Court of Appeals which ultimately was denied. The Company filed motions in all 47 cases with the district court asking that the district clerk be ordered to release the deposited funds to the Company, and in January 2014, the Company received the deposits and accrued interest totaling $4.2 million. In addition, Texas Mutual filed three additional petitions in district court for cases that were left out of the original 47. The court granted Texas Mutual’s petitions and ordered the Company to refund approximately $300,000, including prejudgment interest to Texas Mutual. These judgments were granted before the Court of Appeals reversed the district court’s original judgments. These three cases were appealed to the Court of Appeals and the funds ordered refunded were deposited with the district clerk. As with the other 47 cases, the Court of Appeals reversed the district court’s final judgments in these three cases and the Company filed motions with the district court asking that the district clerk be ordered to release the deposited funds to the Company, and in February 2014, the Company received the deposits and accrued interest totaling approximately $300,000. The total refund received by the Company in fiscal year 2014 for the 50 stop-loss cases discussed above was $4,476,097.

During the time that the carriers’ petitions seeking refunds were pending, because of the uncertainty of the results at that time, as of May 31, 2014, the Company has accrued the total potential refund amount of $11.3 million, and an additional amount of $3.5 million in interest payable, as accrued liabilities. This includes the deposit amounts refunded back to the Company in January and February 2014. We do not anticipate that any other carriers will pursue refund demands through district court but instead will pursue them administratively through TDWC. The cases in which the SOAH decisions and orders were reversed have been or are being remanded to TDWC for determinations of whether the services provided were unusually costly and unusually extensive. The carriers contend that the voluntary payments made pursuant to the Decisions and Orders were premature payments by the carriers and may be ordered to be refunded. The Company disagrees with this contention. After the reversal of the judgments it obtained from the district court ordering refunds, on December 4, 2013, Texas Mutual made a formal request to the Commissioner of Workers’ Compensation that he administratively order the Company to make refunds to Texas Mutual (in the same amount that was sought in the district court). The Company responded to this request on December 11, 2013, asking that it be denied. The matter is pending at this time. As to the matters remanded to TDWC and SOAH, once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in many of the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured. In March 2014, a settlement conference with one self-insured entity successfully resolved the stop-loss cases in which that entity was involved. Although the Company is willing to participate in settlement negotiations, we anticipate that few, if any, other carriers are interested in doing so at this time. It is anticipated that hearings at SOAH on the pending stop-loss cases will begin in October 2015.

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

Some claims regarding payment for ambulatory surgical center and hospital outpatient services remain pending at the TDWC and/or SOAH. It is expected that these remaining claims will be adjudicated at SOAH and possibly in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the same as it was for the other ASC and outpatient cases that have been either tried or settled: the determination of “fair and reasonable” charges. In 2007, the Company received unfavorable rulings from SOAH in all of its appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases, which were appealed to the Travis County district courts, challenged the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling was appealed to and was upheld by the Third Court of Appeals on August 26, 2010. The Texas Supreme Court denied a petition asking for review of the Third Court of Appeals decision. The unfavorable interpretation by the Texas Courts of Appeal in the Company’s lead case negatively affects the recovery of additional reimbursement, not only in the lead case, but in the remaining 178 pending cases. Consequently, the Company is bound by the Third Court of Appeals’ ruling that interprets the applicable statute and fee guideline to require that the amount that will be paid to a provider must not only be at a “fair and reasonable rate” but also must “ensure the quality of medical care” and “achieve effective cost control” and be the same or less than that charged to others with an equivalent standard of living. This ruling has impacted cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided from 2001 through 2004 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008, when the Guidelines took effect. Since the Third Court of Appeals’ unfavorable ruling, collection, if any, in these cases depends on the Company’s ability to establish the criteria in this ruling. The Company was given the opportunity to establish the criteria in approximately 80 cases, which were set for hearing on the merits from March through May 2012 and was unsuccessful. In 2014, hearings were held in 23 of the Company’s hospital outpatient cases at SOAH. Decisions and Orders were handed down by SOAH adopting the methodology for determining “fair and reasonable” reimbursement that was put forth by the Company and ordered additional reimbursement in each of the 23 cases plus interest be paid to the Company. The carrier has appealed these decisions to Travis County district court and the cases have been consolidated. In April 2015 a large group of outpatient cases with various carriers were tried at SOAH. The Company and the carriers have presented their evidence and the parties’ closing arguments were filed in June 2015.

Due to the uncertainties regarding the accounts receivable in the MDR process, the 2008 and 2010 Third Court of Appeals’ opinions and our legal counsel’s advice that settlements with insurance carriers in stop-loss cases have virtually stopped, the Company had fully reserved all accounts receivable related to the MDR process as of August 31, 2008. The Company has had settlement negotiations with insurance carriers for ambulatory surgical center and hospital outpatient cases. Some of these negotiations have been successful. Any monies collected for these MDR accounts receivable is recorded as current period’s net patient service revenues.

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

Results of Operations

	Year Ended August 31, 2014			Year Ended August 31, 2013
	U.S. Division	Corporate	Total	U.S. Division	Corporate	Total
Net patient service revenue	$10,218,309	$—	$10,218,309	$6,057,411	$—	$6,057,411
Costs and expenses:
Compensation and benefits	4,063,510	2,242,388	6,305,898	3,605,663	1,908,484	5,514,147
Medical services and supplies	2,106,854	—	2,106,854	1,664,780	—	1,664,780
Other operating expenses	3,443,781	3,185,139	6,628,920	2,913,767	3,042,425	5,956,192
Depreciation and amortization	363,049	3,834	366,883	444,040	19,512	463,552
Total costs and expenses	9,977,194	5,431,361	15,408,555	8,628,250	4,970,421	13,598,671
Operating income (loss)	241,115	(5,431,361)	(5,190,246)	(2,570,839)	(4,970,421)	(7,541,260)
Other income (expense):
Rent and other income	22,791	935,311	958,102	59,712	3,710,660	3,770,372
Interest income	—	890,463	890,463	—	872,624	872,624
Interest expense	(415,453)	(35,833)	(451,286)	(559,790)	(1,281)	(561,071)
Total other income (expense), net	(392,662)	1,789,941	1,397,279	(500,078)	4,582,003	4,081,925
Loss before income taxes from continuing operations	$(151,547)	$(3,641,420)	(3,792,967)	$(3,070,917)	$(388,418)	(3,459,335)
(Provision) benefit for income taxes			—			—
Loss from continuing operations			(3,792,967)			(3,459,335)
Discontinued operations, net of income taxes			—			274,390
Loss on disposal of discontinued operations, net of income taxes			—			(122,975)
Net loss			(3,792,967)			(3,307,920)
Less: Net (income) loss attributable to noncontrolling interest			(382)			2,836
Net loss attributable to Dynacq Healthcare, Inc.			$(3,793,349)			$(3,305,084)

Operational statistics (Number of medical procedures) for Pasadena facility:
Inpatient:
Bariatric	74			58
Orthopedic	46			12
Other	26			34
Total inpatient procedures	146			104
Outpatient:
Orthopedic	257			118
Other	485			508
Total outpatient procedures	742			626
Total procedures	888			730

Comparison of the Fiscal Years Ended August 31, 2014 and August 31, 2013

U.S. Division

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has accrued an amount of $11.3 million, and an additional amount of $3.5 million in interest payable as accrued liabilities. For a detailed discussion of this, see Revenue Recognition discussed in Item 8 - Notes to Consolidated Financial Statements.

Net patient service revenue increased by $4,160,898, or 69%, from $6,057,411 to $10,218,309, and total surgical cases increased by 22% from 730 cases for the fiscal year ended August 31, 2013 to 888 cases for the fiscal year ended August 31, 2014.  While the number of cases increased by 22%, net patient service revenue increased by 69%, primarily due to a change in the surgical mix of cases and also due to collections on old accounts receivable that were fully reserved for.

Total costs and expenses increased by $1,348,944, or 16%, from $8,628,250 for the fiscal year ended August 31, 2013 to $9,977,194 for the fiscal year ended August 31, 2014. The following discusses the various changes in costs and expenses:

•	Compensation and benefits increased by $457,847, or 13%, primarily associated with increase in workforce due to higher net patient service revenues.

•	Medical services and supplies expenses increased by $442,074, or 27%, primarily due to a 22% increase in the number of cases, and also due to a change in the surgical mix of cases.

•	Other operating expenses increased by $530,014, or 18%, primarily associated with higher net patient service revenues.

Other expense for the fiscal years ended August 31, 2014 and 2013 of $392,662 and $500,078 includes interest expense associated with the stop-loss cases discussed above.

Corporate Division

Compensation and benefits for the Corporate Division includes all corporate personnel compensation and benefits, and it increased from $1,908,484 for the fiscal year ended August 31, 2013 to $2,242,388 for the year ended August 31, 2014, primarily due to an increase in marketing personnel. Compensation and benefits also includes $197,364 and $109,462 of non-cash compensation expense for the fiscal years ended August 31, 2014 and 2013, respectively, related to employees’ incentive stock options granted in fiscal years 2007, 2011 and 2012.

Other operating expenses include all corporate general and administrative expenses, including other professional fees such as legal expenses and audit expenses. It increased marginally by $142,714, from $3,042,425 for the fiscal year ended August 31, 2013 to $3,185,139 for the fiscal year ended August 31, 2014. The increase in other operating expenses in fiscal year 2014 is due to settlement of various lawsuits discussed in Item 3 - Legal Proceeding.

Rent and other income decreased by $2,775,349, from $3,710,660 for the fiscal year ended August 31, 2013 to $935,311 for the fiscal year ended August 31, 2014. Rent and other income for the fiscal year ended August 31, 2014 includes (a) collections of $681,660 on accounts receivable of the Company’s hospitals that were sold in prior years, and were fully reserved for, (b) a gain of $161,864 in trading securities, (c) rent income of $60,199, and (d) miscellaneous other income of $31,588. Rent and other income for the fiscal year ended August 31, 2013 includes (a) a gain of $2,199,500 on a bond called during the current period, (b) a gain of $480,108 on the sale of the apartment in Hong Kong, (c) an amount of $193,291 in foreign currency gains, (d) a gain of $695,008 in trading securities, and (e) miscellaneous other income of $142,753.

Interest income of $890,463 and $872,624 for the fiscal years ended August 31, 2014 and 2013, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

The Company’s investments in debt instruments (corporate and municipal bonds) are recorded at fair value based on quoted market prices that are traded in less active markets or priced using a quoted market price for similar investments or are priced using non-binding market consensus prices that can be corroborated by observable market data (Level 2). These investments are classified as available-for-sale securities. As of August 31, 2014, these securities are valued at approximately $20.7 million. Unrealized gains in these investments of $12.6 million are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at August 31, 2014. During the fiscal years ended August 31, 2014 and 2013, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had gains of $161,864 and $695,008, respectively. During the first quarter of the fiscal year 2014, the Company sold all of its trading securities and does not hold any such securities as of August 31, 2014.

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

Income Taxes

The Company did not recognize a benefit or provision for income taxes for the fiscal years ended August 31, 2014 and 2013, due to the uncertainty of the Company’s ability to recognize the benefit from the carry forward of net operating losses. The Company has recorded a full valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

The Company maintained sufficient liquidity to meet its business needs in fiscal year 2014. As of August 31, 2014, its principal source of liquidity was $19.2 million in cash and net accounts receivable, and $20.7 million in investments in available-for-sale securities. The Company has approximately $16.8 million in cash as of August 31, 2014, the majority of which is deposited in national and international banks. The amounts at these financial institutions in Hong Kong are substantially in excess of Hong Kong Deposit Protection Board insurance limits and in the U.S. are substantially in excess of FDIC and Securities Investor Protection Corporation insurance limits; however, management believes that these financial institutions are of high quality and the risk of loss is minimal.

Cash flows from operating activities

Cash flow provided by operating activities was $2,426,478 during fiscal year 2014, primarily due to (a) an increase in accounts payable and accrued liabilities of $6,644,135 (The increase in these liabilities is due to receipt of refunds on deposits of approximately $4,476,097 made earlier with the Travis County District Court in relation to the stop-loss cases discussed above, and also due to accruals made during the fiscal year 2014 for settlements on various lawsuits paid subsequently); (b) receipt of income tax refund of $569,430; and (c) depreciation and amortization of $366,883. Partially offsetting these cash inflows were (a) a net loss of $3,792,967, (b) an increase in accounts receivable and accounts receivable, other of $1,305,060, and (c) a gain of $161,864 in trading securities.

Cash flows from investing activities

Cash flow provided by investing activities for continuing activities was $965,924, primarily due to sales proceeds of $1,233,286 in trading securities, which was partially offset by purchase of equipment of $267,362.

Cash flows from financing activities

Cash flow used in financing activities was $158,345 for payments on capital leases and notes payable.

The Company had working capital of $308,151 as of August 31, 2014, and maintained a liquid position by a current ratio of approximately 1.

We believe we will be able to meet our ongoing liquidity and cash needs for at least the next twelve months based on the amount of available cash and cash equivalents.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us.

Contractual Obligations and Commitments

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has accrued an amount of $11.3 million, and an additional amount of $3.5 million in interest payable as accrued liabilities. For a detailed discussion of this, see Revenue Recognition discussed above.

Total rent and lease expenses paid by the Company for the fiscal years 2014 and 2013 were approximately $106,000 and $131,000, respectively. The Company’s total minimum rental commitments under noncancellable operating leases are approximately $204,000 of which $68,000, $64,000, $58,000 and $14,000 are payable in fiscal years 2015, 2016, 2017 and 2018, respectively.

The Company has contracts with doctors to manage various areas of the Company's hospital and other service agreements. Payments made under these agreements for the fiscal years ended August 31, 2014 and 2013 were $1,145,000 and $1,156,000, respectively. The Company’s minimum commitments under these contracts are approximately $1,068,000, all of which is payable in fiscal year 2015.

The Company has administrative support services agreements with outside organizations for administrative support services. Payments made related to these agreements for fiscal years 2014 and 2013 were $388,000 and $440,000, respectively. The Company has a total commitment of approximately $2,775,000, of which $660,000, $531,000, $396,000, $264,000, $264,000 and $660,000 are payable in fiscal years 2015, 2016, 2017, 2018, 2019 and thereafter, respectively, related to these administrative support services agreements.

Total advertising expenses paid by the Company for the fiscal years 2014 and 2013 were approximately $471,000 and $125,000, respectively. The Company has agreements with outside organizations that offer marketing services in areas serviced by the Pasadena facility. The Company has a total commitment of approximately $895,000, of which $865,000 is payable in fiscal year 2015 and $30,000 in fiscal year 2016 related to these marketing agreements.

The Company has a note payable commitment for purchase of equipment for the Pasadena facility at an interest rate of 4.5%, secured by the said equipment of approximately $7,000, all of which is payable in fiscal year 2015.

The Company has purchased some equipment under capital leases, and has a total commitment to pay $72,000 under these leases, of which $29,000 is payable in fiscal year 2015, $32,000 in 2016, and $11,000 in 2017.

These commitments mentioned above total $19.9 million, of which $17.5 million is payable in fiscal year 2015, $657,000 in 2016, $465,000 in 2017, $279,000 in 2018, $264,000 in 2019 and $660,000 thereafter.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Dynacq Healthcare, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Dynacq Healthcare, Inc. (the "Company"), as of August 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the two-year period ended August 31, 2014. Dynacq Healthcare, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynacq Healthcare, Inc. as of August 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2014, in conformity with accounting principles generally accepted in the United States.

/s/ Briggs & Veselka

Briggs & Veselka
Houston, Texas

July 13, 2015

Dynacq Healthcare, Inc.
Consolidated Balance Sheets

	August 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$16,819,504	$13,585,447
Accounts receivable, net of allowances of approximately $154,132,000 and $170,198,000	1,986,633	1,062,029
Accounts receivable, other	380,456	—
Inventories	298,662	293,565
Trading securities	—	1,071,346
Interest receivable	122,041	102,964
Prepaid expenses	262,944	180,883
Income tax receivable	—	569,430
Total current assets	19,870,240	16,865,664
Investments available-for-sale	20,678,130	17,458,985
Property and equipment, net	6,224,136	6,323,657
Income tax receivable	800,920	800,920
Other assets	187,101	187,101
Total assets	$47,760,527	$41,636,327

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	August 31,
	2014	2013
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,015,856	$1,012,328
Accrued liabilities	18,512,986	11,845,317
Current portion of notes payable	6,734	40,256
Current portion of capital lease obligations	26,513	115,737
Total current liabilities	19,562,089	13,013,638
Non-current liabilities:
Long-term portion of notes payable	—	6,744
Long-term portion of capital lease obligations	41,123	69,978
Total liabilities	19,603,212	13,090,360

Commitments and contingencies
Equity:
Dynacq stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 14,418,626 shares issued and 13,888,010 shares outstanding at August 31, 2014; 14,543,626 shares issued and outstanding at August 31, 2013	14,419	14,544
Treasury stock, 530,616 and 0 shares at August 31, 2014 and 2013, at cost	(27,061)	—
Additional paid-in capital	10,479,745	10,282,256
Accumulated other comprehensive income	12,616,346	9,382,334
Retained earnings	5,010,061	8,803,410
Total Dynacq stockholders’ equity	28,093,510	28,482,544
Non-controlling interest	63,805	63,423
Total equity	28,157,315	28,545,967
Total liabilities and equity	$47,760,527	$41,636,327

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.
Consolidated Statements of Operations

	Year Ended August 31,
	2014	2013
Net patient service revenue	$10,218,309	$6,057,411
Costs and expenses:
Compensation and benefits	6,305,898	5,514,147
Medical services and supplies	2,106,854	1,664,780
Other operating expenses	6,628,920	5,956,192
Depreciation and amortization	366,883	463,552
Total costs and expenses	15,408,555	13,598,671
Operating loss	(5,190,246)	(7,541,260)
Other income (expense):
Rent and other income	958,102	3,770,372
Interest income	890,463	872,624
Interest expense	(451,286)	(561,071)
Total other income, net	1,397,279	4,081,925
Loss before income taxes from continuing operations	(3,792,967)	(3,459,335)
Provision for income taxes	—	—
Loss from continuing operations	(3,792,967)	(3,459,335)
Income from discontinued operations, net of income taxes	—	151,415
Net loss	(3,792,967)	(3,307,920)
Less: Net (income) loss attributable to noncontrolling interest	(382)	2,836
Net loss attributable to Dynacq Healthcare, Inc.	$(3,793,349)	$(3,305,084)

Basic and diluted earnings (loss) per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.26)	$(0.24)
Income from discontinued operations, net of income taxes	—	0.01
Net loss attributable to Dynacq Healthcare, Inc.	$(0.26)	$(0.23)
Basic and diluted average common shares outstanding	14,387,425	14,543,626

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended August 31,
	2014	2013
Net loss	$(3,792,967)	$(3,307,920)
Other comprehensive income, net of taxes:
Net change in foreign currency translation adjustment, net of taxes of $-0- and $(4,414)	—	(8,196)
Net change in fair value of available-for-sale securities, net of taxes of $-0- and $-0-	3,234,012	971,206
Other comprehensive income	3,234,012	963,010
Comprehensive loss	(558,955)	(2,344,910)
Less comprehensive (income) loss attributable to noncontrolling interest	(382)	2,836
Comprehensive loss attributable to Dynacq Healthcare, Inc.	$(559,337)	$(2,342,074)

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.
Consolidated Statements of Changes in Equity

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Foreign currency translation	Unrealized gains (losses) on securities	Retained Earnings	Non- controlling interest	Total
Balance, August 31, 2012	14,543,626	$14,544	—	$—	$10,172,794	$8,196	$8,411,128	$12,108,494	$66,259	$30,781,415
Stock based compensation	—	—	—	—	109,462	—	—	—	—	109,462
Reclassification adjustment for foreign currency gains included in net income, net of taxes of $(4,414)	—	—	—	—	—	(8,196)	—	—	—	(8,196)
Reclassification adjustment for gain on call of securities, available-for-sale, net of taxes of $-0-	—	—	—	—	—	—	(2,199,500)	—	—	(2,199,500)
Unrealized gains on securities available-for-sale, net of taxes of $-0-	—	—	—	—	—	—	3,170,706	—	—	3,170,706
Net loss	—	—	—	—	—	—	—	(3,305,084)	(2,836)	(3,307,920)
Balance, August 31, 2013	14,543,626	14,544	—	—	10,282,256	—	9,382,334	8,803,410	63,423	28,545,967
Treasury shares acquired	—	—	655,616	(27,061)	—	—	—	—	—	(27,061)
Treasury shares cancelled	(125,000)	(125)	(125,000)	—	125	—	—	—	—	—
Stock based compensation	—	—	—	—	197,364	—	—	—	—	197,364
Unrealized gains on securities available-for-sale, net of taxes of $-0-	—	—	—	—	—	—	3,234,012	—	—	3,234,012
Net income (loss)	—	—	—	—	—	—	—	(3,793,349)	382	(3,792,967)
Balance, August 31, 2014	14,418,626	$14,419	530,616	$(27,061)	$10,479,745	$—	$12,616,346	$5,010,061	$63,805	$28,157,315

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.
Consolidated Statements of Cash Flows

	Year Ended August 31,
	2014	2013
Cash flows from operating activities

Net loss	$(3,792,967)	$(3,307,920)
Less income from discontinued operations, net of income taxes	—	(151,415)
Net loss before discontinued operations	(3,792,967)	(3,459,335)
Adjustments to reconcile net loss before discontinued operations to net cash from operating activities:
Depreciation and amortization	366,883	463,552
Gain on sale of assets	—	(27,509)
Gain on available-for-sale and trading securities	(161,864)	(2,894,508)
Gain on sale of investment in real estate	—	(480,108)
Stock based compensation	197,364	109,462
Foreign currency exchange (gains) losses	14,792	(117,176)
Changes in operating assets and liabilities:
Accounts receivable	(924,604)	(264,065)
Accounts receivable, other	(380,456)	—
Inventories	(5,097)	115,396
Prepaid expenses	(82,061)	242,776
Interest receivable	(19,077)	64,265
Income tax receivable	569,430	67,329
Other assets	—	68,777
Accounts payable	3,527	(1,259,108)
Accrued liabilities	6,640,608	118,575
Cash from continuing activities	2,426,478	(7,251,677)
Cash from discontinued activities	—	306,907
Net cash from operating activities	2,426,478	(6,944,770)

Cash flows from investing activities

Sale proceeds of available-for-sale securities	—	2,650,000
Sale proceeds of investment in real estate	—	2,365,017
Sale proceeds of trading securities	1,233,286	903,949
Sales proceeds of equipment	—	14,270
Purchase of equipment	(267,362)	(35,108)
Cash from continuing activities	965,924	5,898,128
Cash from discontinued activities	—	5,245,600
Net cash from investing activities	$965,924	$11,143,728

Continued.

Dynacq Healthcare, Inc.
Consolidated Statements of Cash Flows (continued)

	Year Ended August 31,
	2014	2013
Cash flows from financing activities

Principal payments on notes payable	$(40,266)	$(1,132,923)
Payments on capital lease	(118,079)	(118,805)
Cash from continuing activities	(158,345)	(1,251,728)
Cash from discontinued activities	—	—
Net cash from financing activities	(158,345)	(1,251,728)
Net change in cash and cash equivalents	3,234,057	2,947,230
Cash and cash equivalents at beginning of year	13,585,447	10,638,217
Cash and cash equivalents at end of year	$16,819,504	$13,585,447

Supplemental cash flow disclosures

Cash paid during year for:
Interest	$23,118	$212,915
Income taxes	$—	$—

Non-cash investing and financing activities:

Unrealized change in fair value of available-for-sale securities	$3,234,012	$971,206
Purchase of treasury stock	27,061	—
Purchase of equipment under capital lease	—	115,359

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

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

In May 1998, Vista Community Medical Center, L.L.C., a Texas limited liability company, was organized for the purpose of operating a hospital (the "Pasadena facility"). In June 2003, the Pasadena facility was converted to a limited liability partnership. As of August 31, 2014 and 2013, the Company through its subsidiaries had a 100% and 98%, respectively, ownership interest in the Pasadena facility.

In July 2003, Vista Hospital of Dallas, LLP was organized for the purposes of acquiring and operating a surgical hospital in Garland, Texas (the "Garland facility"). The Company closed the Garland facility in September 2011, and sold it in July 2013. The Garland facility’s operations for the fiscal year ended August 31, 2013 are classified as discontinued operations.

Corporate Division

The Company formed Sino Bond Inc. Limited, a Hong Kong corporation (“Sino Bond”) to hold and manage investments in Hong Kong. Sino Bond invests in debt and equity securities in Europe and Asia, including initial public offerings and pre-initial public offerings.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for annual financial information and with the instructions to Form 10-K and Article 3 and 3-A of Regulation S-X. The majority of the Company's expenses are "cost of revenue" items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, which were approximately $5.9 million and $5.0 million for the fiscal years 2014 and 2013, respectively.

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

Investments in Available-for-Sale and Trading Securities

The Company’s investments in debt instruments (corporate and municipal bonds) are recorded at fair value based on quoted market prices that are traded in less active markets or priced using a quoted market price for similar investments or are priced using non-binding market consensus prices that can be corroborated by observable market data (Level 2). These investments are classified as available-for-sale securities. These investments are subject to default risk. Unrealized gains in the fair value are reported in accumulated other comprehensive income, net of related income tax effect. The Company regularly monitors its investment portfolio for any decline in fair value that is other than temporary and records any such impairment as an impairment loss. The determination of the gain or loss on the sale of any security is made using the specific identification method. During the fiscal year ended August 31, 2013, one of these available-for-sale securities with a book cost of $450,500 was called for a gain of $2,199,500. As of August 31, 2014, the balance of these securities is valued at approximately $20.7 million.

The Company also invests in initial public offerings of equity securities on the Hong Kong Stock Exchange. These investments are classified as trading securities, and are carried at fair value. These investments are subject to fluctuations in the market price. During the fiscal years ended August 31, 2014 and 2013, the Company had a net gain of $161,864 and $695,008, respectively, in these securities. During the first quarter of fiscal year 2014, the Company sold all of its trading securities and does not hold any such securities as of August 31, 2014.

Investment in Real Estate and Note Payable

In October 2012, the Company sold an apartment in Hong Kong, which was purchased in March 2010. The net proceeds from the sale of the apartment were $1,273,402, after repayment of the associated note payable, resulting in a gain on the sale of $480,108.

In November 2011 and September 2010, the Company borrowed $116,339 and $65,000 as notes payable from a financial institution at an interest rate of 4.5% and 6%, which notes are to be repaid in 36 and 24 monthly installments, respectively, and are secured by specific equipment purchased at our Pasadena facility. The $65,000 note payable was fully repaid during the quarter ended November 30, 2012. The Company paid down $40,266 during the fiscal year ended August 31, 2014, and the current and long-term portions of the notes payable as of August 31, 2014 are $6,734 and $-0-, respectively.

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

The following table summarizes our financial assets and liabilities measured and reported in the Company’s statement of financial position at fair value on a recurring basis as of August 31, 2014, segregated among the appropriate levels within the fair value hierarchy:

	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	$—	$20,678,130	$—

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

Revenue Recognition Policy

The Company has established billing rates for its medical services which it bills as services are delivered. Gross billings are then reduced by the Company’s estimate of allowances, which includes the contractual allowance and the provision for doubtful accounts, to arrive at net patient service revenues. Net patient service revenues may not represent amounts ultimately collected. The Company adjusts current period revenue for differences in estimated revenue recorded in prior periods and actual cash collections.

The following table shows gross revenues and allowances for fiscal years 2014 and 2013:

	2014	2013
Gross billed charges	$30,459,347	$19,498,962
Allowances	20,241,038	13,441,551
Net revenue	$10,218,309	$6,057,411
Allowance percentage	66%	69%

The table below sets forth the percentage of our gross patient service revenue by financial class for the fiscal years 2014 and 2013:

	2014	2013
Workers' Compensation	19%	11%
Commercial	42%	43%
Medicare	23%	28%
Medicaid	1%	1%
Self-Pay	13%	14%
Other	2%	3%

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

Through August 2014, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, when the payments were made, the carriers requested refunds of the payments made in the event that the SOAH decisions and orders were reversed on appeal (which they were). Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. As a result of the reversal of the SOAH decisions and orders, Texas Mutual Insurance Company and other carriers filed petitions in Travis County district court seeking a refund in cases in which the awards were voluntarily paid. The district court found in favor of Texas Mutual and the Company was ordered to refund approximately $4.2 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. The Company did not object to the reversal and remand of the SOAH decisions and orders, but did object to the judgments ordering refunds and those judgments were appealed to the Third Court of Appeals. As part of the appeals, the Company deposited the amounts that were ordered to be refunded as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. On June 6, 2013, the judgments ordering refunds were reversed by the Court of Appeals. The Court of Appeals held that if Texas Mutual wants a refund, it must pursue the refund demand administratively through the TDWC rather than through the district courts. Texas Mutual filed a motion for rehearing with the Court of Appeals which ultimately was denied. The Company filed motions in all 47 cases with the district court asking that the district clerk be ordered to release the deposited funds to the Company, and in January 2014, the Company received the deposits and accrued interest totaling $4.2 million. In addition, Texas Mutual filed three additional petitions in district court for cases that were left out of the original 47. The court granted Texas Mutual’s petitions and ordered the Company to refund approximately $300,000, including prejudgment interest to Texas Mutual. These judgments were granted before the Court of Appeals reversed the district court’s original judgments. These three cases were appealed to the Court of Appeals and the funds ordered refunded were deposited with the district clerk. As with the other 47 cases, the Court of Appeals reversed the district court’s final judgments in these three cases and the Company filed motions with the district court asking that the district clerk be ordered to release the deposited funds to the Company, and in February 2014, the Company received the deposits and accrued interest totaling approximately $300,000. The total refund received by the Company in fiscal year 2014 for the 50 stop-loss cases discussed above was $4,476,097.

During the time that the carriers’ petitions seeking refunds were pending, because of the uncertainty of the results at that time, as of May 31, 2014, the Company has accrued the total potential refund amount of $11.3 million, and an additional amount of $3.5 million in interest payable, as accrued liabilities. This includes the deposit amounts refunded back to the Company in January and February 2014. We do not anticipate that any other carriers will pursue refund demands through district court but instead will pursue them administratively through TDWC. The cases in which the SOAH decisions and orders were reversed have been or are being remanded to TDWC for determinations of whether the services provided were unusually costly and unusually extensive. The carriers contend that the voluntary payments made pursuant to the Decisions and Orders were premature payments by the carriers and may be ordered to be refunded. The Company disagrees with this contention. After the reversal of the judgments it obtained from the district court ordering refunds, on December 4, 2013, Texas Mutual made a formal request to the Commissioner of Workers’ Compensation that he administratively order the Company to make refunds to Texas Mutual (in the same amount that was sought in the district court). The Company responded to this request on December 11, 2013, asking that it be denied. The matter is pending at this time. As to the matters remanded to TDWC and SOAH, once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in many of the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured. In March 2014, a settlement conference with one self-insured entity successfully resolved the stop-loss cases in which that entity was involved. Although the Company is willing to participate in settlement negotiations, we anticipate that few, if any, other carriers are interested in doing so at this time. It is anticipated that hearings at SOAH on the pending stop-loss cases will begin in October 2015.

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

Some claims regarding payment for ambulatory surgical center and hospital outpatient services remain pending at the TDWC and/or SOAH. It is expected that these remaining claims will be adjudicated at SOAH and possibly in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the same as it was for the other ASC and outpatient cases that have been either tried or settled: the determination of “fair and reasonable” charges. In 2007, the Company received unfavorable rulings from SOAH in all of its appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases, which were appealed to the Travis County district courts, challenged the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling was appealed to and was upheld by the Third Court of Appeals on August 26, 2010. The Texas Supreme Court denied a petition asking for review of the Third Court of Appeals decision. The unfavorable interpretation by the Texas Courts of Appeal in the Company’s lead case negatively affects the recovery of additional reimbursement, not only in the lead case, but in the remaining 178 pending cases. Consequently, the Company is bound by the Third Court of Appeals’ ruling that interprets the applicable statute and fee guideline to require that the amount that will be paid to a provider must not only be at a “fair and reasonable rate” but also must “ensure the quality of medical care” and “achieve effective cost control” and be the same or less than that charged to others with an equivalent standard of living. This ruling has impacted cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided from 2001 through 2004 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008, when the Guidelines took effect. Since the Third Court of Appeals’ unfavorable ruling, collection, if any, in these cases depends on the Company’s ability to establish the criteria in this ruling. The Company was given the opportunity to establish the criteria in approximately 80 cases, which were set for hearing on the merits from March through May 2012 and was unsuccessful. In 2014, hearings were held in 23 of the Company’s hospital outpatient cases at SOAH. Decisions and Orders were handed down by SOAH adopting the methodology for determining “fair and reasonable” reimbursement that was put forth by the Company and ordered additional reimbursement in each of the 23 cases plus interest be paid to the Company. The carrier has appealed these decisions to Travis County district court and the cases have been consolidated. In April 2015 a large group of outpatient cases with various carriers were tried at SOAH. The Company and the carriers have presented their evidence and the parties’ closing arguments were filed in June 2015.

Due to the uncertainties regarding the accounts receivable in the MDR process, the 2008 and 2010 Third Court of Appeals’ opinions and our legal counsel’s advice that settlements with insurance carriers in stop-loss cases have virtually stopped, the Company had fully reserved all accounts receivable related to the MDR process as of August 31, 2008. The Company has had settlement negotiations with insurance carriers for ambulatory surgical center and hospital outpatient cases. Some of these negotiations have been successful. Any monies collected for these MDR accounts receivable is recorded as current period’s net patient service revenues.

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

Advertising Costs

Advertising and marketing costs in the amounts of $471,000 and $125,000 for the fiscal years ended August 31, 2014 and 2013, respectively, were expensed as incurred.

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

Noncontrolling Interest

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company's facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as noncontrolling interest. Noncontrolling interest reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interest was 1% at August 31, 2014).

The following table sets forth the activity in the noncontrolling interest account for the fiscal years ended August 31, 2014 and 2013:

Balance August 31, 2012	$66,259
Loss allocated to noncontrolling interest holders	(2,836)
Balance August 31, 2013	63,423
Income allocated to noncontrolling interest holders	382
Balance August 31, 2014	$63,805

Earnings (Loss) per Share

Earnings (loss) per share has been computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share has been calculated to give effect to the dilutive effect of common stock equivalents consisting of stock options in years in which the Company has income.  The calculation of dilutive shares outstanding excludes 995,350 options and 1,096,475 options outstanding as of August 31, 2014 and 2013, respectively, because their effect is antidilutive.

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

2.	Property and Equipment

At August 31, property and equipment consisted of the following:

	2014	2013
Land	$497,110	$497,110
Buildings and improvements	8,989,115	8,989,115
Equipment, furniture and fixtures (including equipment under capital lease of $115,359 and $585,450)	8,359,857	8,528,872
	17,846,082	18,015,097
Less accumulated depreciation and amortization (including amortization for equipment under capital lease of $38,453 and $449,860)	(11,621,946)	(11,691,440)
Net property and equipment	$6,224,136	$6,323,657

For the fiscal years ended August 31, 2014 and 2013, depreciation and amortization expense was $366,883 and $463,552, respectively.

3.	Discontinued Operations

The Company classifies assets to be disposed of as held for sale or, if appropriate, discontinued operations when appropriate approvals for the disposal are made by management or the Board of Directors (the “Board”). Cash flows from discontinued businesses are reflected as discontinued operating, investing, and financing activities in our statement of cash flows.

The Company closed the Garland facility on September 30, 2011, and sold it in July 2013. The Company took an impairment charge of approximately $1.1 million during the quarter ended August 31, 2012, based on the sales price negotiated at that time. An additional loss of $122,975 was taken based on the final sales price during the quarter ended August 31, 2013. The Company continues collection efforts on accounts receivable for procedures conducted at the Garland Facility. While these accounts receivable are fully offset by an allowance for doubtful accounts, any cash collections in fiscal year 2014 are reported as Rent and other income for continuing operations when received. In fiscal year 2013, as part of discontinued operations, cash collections were reported as revenues.

The following is a summary of financial information related to our discontinued operations for the fiscal year ended August 31, 2013:

Net patient service revenue	$451,965
Total costs and expenses	182,175
Operating income	269,790
Other income	4,600
Income before income taxes	274,390
Provision for income taxes	—
Income on discontinued operations, net of income taxes	274,390
Loss on disposal of discontinued assets	(122,975)
Benefit for income taxes	—
Loss on disposal of discontinued operations, net of income taxes	(122,975)
Total income on discontinued operations, net of income taxes	$151,415

4.	Notes payable

At August 31, notes payable consisted of the following:

	2014	2013
Notes payable for $116,339 and $65,000 for purchases of equipment for the Pasadena facility at an interest rate of 4.5% and 6%, secured by the said equipment.	$6,734	$47,000
Less: Current portion	(6,734)	(40,256)
Long-term portion	$—	$6,744

5.	Income Taxes

The provision (benefit) for income taxes consisted of the following:

Year Ended August 31,
	2014	2013
Current tax (benefit) expense:
Federal	$–	$–
State	–	–
Total current	–	–
Deferred tax (benefit) expense:
Federal	–	–
State	–	–
Total deferred	–	–
Total income tax expense	$–	$–

The Company in fiscal years 2014 and 2013 continued to have operating losses. The Company believes that the likelihood of realizing future tax benefit for the deferred tax assets is low, and hence increased the valuation allowance to write-off the deferred tax assets.

Significant components of the Company's deferred tax liabilities and assets were as follows at August 31, 2014:

	Current	Noncurrent
Deferred tax liabilities:
Depreciation	$–	$(210,814)
Deferred tax assets:
Net operating loss carryforward	–	8,610,673
Revenue and expense differences	(350,000)	5,197,056
Allowance for uncollectible accounts	513,456	–
Other	(163,456)	(28,175)
Valuation allowance	–	(13,568,740)
Net deferred tax asset (liability)	$–	$–

Significant components of the Company's deferred tax liabilities and assets were as follows at August 31, 2013:

	Current	Noncurrent
Deferred tax liabilities:
Depreciation	$–	$(207,396)
Deferred tax assets:
Net operating loss carryforward	–	9,439,548
Revenue and expense differences	13,157	3,580,862
Allowance for uncollectible accounts	513,456	–
Other	(166,758)	(29,869)
Valuation allowance	(359,855)	(12,783,145)
Net deferred tax asset (liability)	$–	$–

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to the uncertainty of the Company’s ability to recognize the benefit from the net operating losses, the Company has recorded a full valuation allowance against the deferred tax assets as at August 31, 2014 and 2013.

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

A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income tax rate to income before income taxes and noncontrolling interests is as follows:

	Year Ended August 31,
	2014	2013
Benefit for income taxes computed using the statutory rate of 35%	$(1,327,538)	$(1,210,767)
Noncontrolling interest in loss of consolidated subsidiaries	(134)	993
Non-deductible expenses/other	901,932	(128,822)
Changes in valuation allowance	425,740	1,338,596
Expense for income taxes	$—	$—

The Company files tax returns in the U.S. federal, state of Texas and foreign jurisdictions. The federal statute limitation is open for tax year ending on and after August 31, 2012 and the State of Texas statute limitation is open for the report years 2012 through 2014.  At August 31, 2014, we had approximately $24.6 million of federal net operating loss carryforwards, which, if not utilized, will expire at various dates from 2029 through 2033.

6.	Related Party Transactions

The Company has retained Redwood Health Corporation (“Redwood”), to furnish physicians to provide in-house emergency medical coverage for its Pasadena facility at an hourly rate of $75. The Company’s Chief Executive Officer is a physician and the sole owner of Redwood. The Company paid $515,025 and $397,050 for emergency room physician services to Redwood in fiscal years 2014 and 2013, respectively.

During the fiscal year 2009, the Company retained Anesthesia Associates of Houston Metroplex to provide exclusive, continuous and uninterrupted anesthesiology services, including physicians and CRNAs, to the Pasadena facility for a monthly compensation of $5,000.  The Company’s Chief Executive Officer is a physician and an affiliate of Anesthesia Associates of Houston Metroplex.  The Company paid $60,000 for anesthesiology services to said organization in each of the fiscal years 2014 and 2013. During the fiscal year 2009, the Company also retained Redwood to locate and recruit additional skilled anesthesiologists and CRNAs for its Pasadena facility for a monthly compensation of $20,000.  The Company paid $240,000 for said recruitment services to Redwood in each of the fiscal years 2014 and 2013. The Company entered into these two agreements in order to replace the previous anesthesiology group, whose contract terminated at the end of fiscal year 2009.  The compensation which was being paid to the previous group was substantially the same as that being paid under the new contracts.

The Company had purchased artifacts as inventory for re-sale in China during fiscal years 2010 and 2011. The purchase amount was paid by Mr. Chiu Chan, the Company’s former Chief Executive Officer. The amount payable to his estate of $229,317 and $231,333, as of August 31, 2014 and 2013, respectively, is included in Accrued Liabilities in the Consolidated Balance Sheet, and has subsequently been paid in June 2015. The Audit Committee had since approved the purchases by Mr. Chan on behalf of the Company, and believed that these purchases have been made at the prevailing market rates.

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

In August 2014 and April 2015, binding settlement agreements were reached with some of the shareholders in a law suit whereby Dynacq received 530,616, shares and 427,886 shares, respectively, of stock owned by the shareholders. Based on an independent appraisal, the value of these shares repurchased as treasury stock were $27,061 and $145,053, respectively.

Stock Option Plans

Year 2011 Stock Incentive Plan

The purpose of the Year 2011 Stock Incentive Plan (“2011 Plan”) is to strengthen the Company by providing an incentive to its employees, officers, consultants and directors and encouraging them to devote their abilities and industry to the success of the Company’s business enterprise. It is intended that this purpose be achieved by extending to employees, officers, consultants and directors of the Company and its subsidiaries an added long-term incentive for high levels of performance and unusual efforts through the grant of incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance awards and restricted stock. The Company has reserved 15,000,000 shares of common stock for issuance under the 2011 Plan. As of August 31, 2014, there remain 250,000 shares to be issued upon exercise of outstanding options, and 14,750,000 shares which can be issued under the 2011 Plan after giving effect to shares issued and canceled.

2000 Incentive Plan

The Company's 2000 Incentive Plan ("2000 Plan") provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the 2000 Plan. The 2000 Plan does not have a fixed termination date, provided that no incentive stock option can be granted subsequent to August 29, 2011. As of August 31, 2014, there remain 745,350 shares to be issued upon exercise of outstanding options, and no new stock options awards will be issued under the 2000 Plan.

The following table summarizes the stock option activities for the fiscal years ended August 31, 2014 and 2013 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share
Outstanding, August 31, 2012	2,791	$1.92
Granted	—	1.03
Exercised	—	—
Expired or canceled	(1,694)	1.74
Outstanding, August 31, 2013	1,097	2.21
Granted	—	—
Exercised	—	—
Expired or canceled	(102)	2.45
Outstanding, August 31, 2014	995	2.18

For the fiscal years ended August 31, 2014 and 2013, there were no stock options granted or exercised. The aggregate intrinsic value of the stock options outstanding as of August 31, 2014 and 2013 is $-0-, since the market price is lower than the exercise price.

The following summarizes information related to stock options outstanding as of August 31, 2014, and related weighted average price and life information:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares
	(Share Amounts In Thousands)
$1.10	250	7.4	125
$1.86	578	6.9	434
$4.90	167	0.3	167
Total	995	5.9	726

For the fiscal years ended August 31, 2014 and 2013, stock-based compensation expense associated with the Company’s stock options and stock grants was $197,364 and $109,462, respectively. The total unrecognized compensation expense for outstanding stock options as of August 31, 2014 was $181,000, and will be recognized, in general, over one year.

8.	Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering substantially all employees of the Company and provides for voluntary contributions by these employees, subject to certain limits. The Company makes discretionary contributions to the plan. The Company's contributions for fiscal years 2014 and 2013 were $31,612 and $29,092, respectively.

9.	Earnings (Loss) Per Share

The following table presents the computation of basic and diluted earnings (loss) per common share attributable to the Company:

	Year Ended August 31,
	2014	2013
Basic and diluted earnings (loss):
Numerator:
Loss from continuing operations	$(3,792,967)	$(3,459,335)
Less: Net (income) loss attributable to noncontrolling interest	(382)	2,836
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	(3,793,349)	(3,456,499)
Income from discontinued operations, net of income taxes	—	151,415
Net loss attributable to Dynacq Healthcare, Inc.	$(3,793,349)	$(3,305,084)
Denominator:
Basic and diluted average common shares outstanding	14,387,425	14,543,626

Basic and diluted earnings (loss) per common share:
Loss from continuing operations attributable to Dynacq Healthcare, Inc.	$(0.26)	$(0.24)
Income from discontinued operations, net of income taxes	—	0.01
Net loss attributable to Dynacq Healthcare, Inc.	$(0.26)	$(0.23)

Basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted earnings (loss) per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of earnings (loss) per share amounted to 995,350 shares and 1,096,475 shares as of August 31, 2014 and 2013, respectively.

10.	Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

	Year Ended August 31,
	2014	2013
Available-for-sale securities
Accumulated other comprehensive income balance, beginning of period	$9,382,334	$8,411,128
Other comprehensive income (loss):
Unrealized gains, net of taxes of $-0- for all periods presented	3,234,012	3,170,706
Reclassification adjustments for gains included in rent and other income	—	(2,199,500)
Tax provision	—	—
Amount reclassified from accumulated other comprehensive income	—	(2,199,500)
Other comprehensive income (loss)	3,234,012	971,206
Accumulated other comprehensive income balance, end of period	$12,616,346	$9,382,334

Foreign currency translation adjustment
Accumulated other comprehensive income balance, beginning of period	$—	$8,196
Other comprehensive income (loss):
Unrealized gains (losses)	—	—
Reclassification adjustments for gains included in rent and other income	—	(12,610)
Tax provision included in accrued liabilities	—	4,414
Amount reclassified from accumulated other comprehensive income	—	(8,196)
Other comprehensive income (loss)	—	(8,196)
Accumulated other comprehensive income balance, end of period	$—	$—

11.	Accrued Liabilities

Accrued liabilities at August 31 is as follows:

	2014	2013
MDR stop-loss cases accrual, including accrued interest	$14,848,882	$10,231,033
Treasury stock and lawsuit settlements	2,074,713	—
Marketing fees liability	300,000	300,000
Payroll and related taxes	399,724	306,450
Property taxes	179,621	189,202
Year-end accruals of expenses and other	710,046	818,632
Total accrued liabilities	$18,512,986	$11,845,317

12.	Commitments and Contingencies

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has accrued an amount of $11.3 million, and an additional amount of $3.5 million in interest payable as accrued liabilities. For a detailed discussion of this, see Revenue Recognition discussed in Note 1 – Significant Accounting Policies.

Total rent and lease expenses paid by the Company for the fiscal years 2014 and 2013 were approximately $106,000 and $131,000, respectively. The Company’s total minimum rental commitments under noncancellable operating leases are approximately $204,000 of which $68,000, $64,000, $58,000 and $14,000 are payable in fiscal years 2015, 2016, 2017 and 2018, respectively.

The Company has contracts with doctors to manage various areas of the Company's hospital and other service agreements. Payments made under these agreements for the fiscal years ended August 31, 2014 and 2013 were $1,145,000 and $1,156,000, respectively. The Company’s minimum commitments under these contracts are approximately $1,068,000, all of which is payable in fiscal year 2015.

The Company has administrative support services agreements with outside organizations for administrative support services. Payments made related to these agreements for fiscal years 2014 and 2013 were $388,000 and $440,000, respectively. The Company has a total commitment of approximately $2,775,000, of which $660,000, $531,000, $396,000, $264,000, $264,000 and $660,000 are payable in fiscal years 2015, 2016, 2017, 2018, 2019 and thereafter, respectively, related to these administrative support services agreements.

Total advertising expenses paid by the Company for the fiscal years 2014 and 2013 were approximately $471,000 and $125,000, respectively. The Company has agreements with outside organizations that offer marketing services in areas serviced by the Pasadena facility. The Company has a total commitment of approximately $895,000, of which $865,000 is payable in fiscal year 2015 and $30,000 in fiscal year 2016 related to these marketing agreements.

The Company has a note payable commitment for purchase of equipment for the Pasadena facility at an interest rate of 4.5%, secured by the said equipment of approximately $7,000, all of which is payable in fiscal year 2015.

The Company has purchased some equipment under capital leases, and has a total commitment to pay $72,000 under these leases, of which $29,000 is payable in fiscal year 2015, $32,000 in 2016, and $11,000 in 2017.

These commitments mentioned above total $19.9 million, of which $17.5 million is payable in fiscal year 2015, $657,000 in 2016, $465,000 in 2017, $279,000 in 2018, $264,000 in 2019 and $660,000 thereafter.

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

Ping S. Chu, James G. Gerace (both former members of our Board of Directors), and Eric G. Carter (former legal counsel) along with eleven other claimants instigated a series of lawsuits making claims against Ella Y.T.C. Chan (in her individual capacity and in her capacity as Independent Executrix of the Estate of Chiu M. Chan, Deceased, our former Chief Executive Officer and director), Eric K. Chan (our current Chief Executive Officer and director), and Dynacq Healthcare, Inc. All claims were settled in mediations and as part of the settlements Dynacq repurchased 530,616 shares of Dynacq common stock in August 2014, and 427,886 shares of Dynacq stock subsequently in April 2015. These buybacks represent all stock held by each of the claimants. Additionally, as part of this settlement, Dynacq settled claims made by Eric G. Carter for payment of attorney fees, and claims by a company controlled by Mr. Carter, for breach of contract. The Company recognized $2,047,652 of expense associated with these settlements during the fiscal year ended August 31, 2014. This amount is reported as other operating expenses in the consolidated statements of operations. A portion of the settlements were attributed to the repurchase of the Company’s common stock. This amount was supported by an independent appraisal as discussed in Note 7.

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

13.	Concentrations of Credit Risk and Fair Value of Financial Instruments

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash investments and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of (a) Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation ("SIPC") insurance limits in the U.S. and (b) Hong Kong Deposit Protection Board (“HKDPB”) insurance limits in Hong Kong. At August 31, 2014, the Company had cash balances in excess of the FDIC and SIPC limits in the U.S. and HKDPB limits in Hong Kong of $15.2 million. Management believes that these financial institutions are of high quality and the risk of loss is minimal.

As is customary in the healthcare business, the Company has accounts receivable from various third-party payers. The Company does not request collateral from its customers and continually monitors its exposure for credit losses and maintains allowances for anticipated losses. Gross receivables from third-party payers are normally in excess of 90% of the total receivables at any point in time. The mix of gross receivables as at August 31, 2014 and 2013 are as follows:

	2014	2013
Workers' compensation	2%	1%
Workers' compensation subject to Medical Dispute Resolution process	80%	84%
Commercial	11%	9%
Medicare / Government	1%	1%
Self-pay	4%	4%
Other	2%	1%
	100%	100%

We had one third-party payer (customer) who represented 18% and 16% of our gross receivables as of August 31, 2014 and 2013, respectively. We had four third-party payers (customers) representing 18%, 12%, 10% and 10% of the Company’s gross revenue for the fiscal year ended August 31, 2014. We had three third-party payers (customers) representing 22%, 11% and 11% of the Company’s gross revenue for the fiscal year ended August 31, 2013. For the fiscal year ended August 31, 2014, approximately 84% of our gross revenues were generated from five surgeons. For the fiscal year ended August 31, 2013, approximately 90% of our gross revenues were generated from five surgeons.

The carrying amounts of cash and cash equivalents, current receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company's short-term borrowings at August 31, 2014 and 2013 approximate their fair value.

14.	Industry Segments and Geographic Information

The Industry Segment “U.S. Division” comprises of the Company’s Pasadena facility. The Company at the present time has the U.S. Division and the Corporate Division.

Certain previously reported financial information has been reclassified to conform to the current year’s presentation.

Corporate Division

The Company closed the Garland facility on September 30, 2011, and sold it in July 2013. The Company took an impairment charge of approximately $1.1 million during the quarter ended August 31, 2012, based on the sales price negotiated at that time. An additional loss of $122,975 was taken based on the final sales price during the quarter ended August 31, 2013. The Company continues collection efforts on accounts receivable for procedures conducted at the Garland Facility. While these accounts receivable are fully offset by an allowance for doubtful accounts, any cash collections in fiscal year 2014 are reported as Rent and other income for continuing operations when received. In fiscal year 2013, as part of discontinued operations, cash collections were reported as revenues.

The Company formed Sino Bond to hold and manage investments in Hong Kong. Sino Bond invests in debt instruments (corporate and municipal) and equity securities in Europe and Asia, including initial public offerings and pre-initial public offerings. The Company invests in various marketable securities. During the fiscal year ended August 31, 2013, one particular security was called on which the Company had a gain of approximately $2.2 million. As of August 31, 2014, the balance of these securities is valued at approximately $20.75 million. During the fiscal years ended August 31, 2014 and 2013, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had a net gain of $161,864 and $695,008, respectively. During the first quarter of the fiscal year 2014, the Company sold all of its trading securities and does not hold any such securities as of August 31, 2014.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Year Ended August 31,
	2014	2013
Revenues from external customers
Net patient service revenues
U.S. Division	$10,218,309	$6,057,411
Corporate	—	—
Consolidated	$10,218,309	$6,057,411

Loss before taxes and discontinued operations
U.S. Division	$(151,547)	$(3,070,917)
Corporate	(3,641,420)	(388,418)
Consolidated	$(3,792,967)	$(3,459,335)

	August 31,
	2014	2013
Total Assets
U.S. Division	$15,967,472	$9,924,501
Corporate	31,793,055	31,711,826
Consolidated	$47,760,527	$41,636,327

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2014, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation under the framework in Internal Controls – Integrated Framework issued by the COSO, our management concluded that, as of August 31, 2014, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and/or executive officers and their ages as of June 30, 2015, are shown below.

Name	Age	Position
Eric K. Chan	36	Director, Chief Executive Officer and President
Hemant Khemka	49	Chief Financial Officer

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

Independence and Controlled Company Status

Mrs. Ella Chan, wife of our former Chairman and Chief Executive Officer, Mr. Chiu Chan, individually and as the sole trustee of Chiu M. Chan Family Trust, beneficially owns an aggregate of approximately 62.4% of our outstanding common stock. As the majority stockholder, she is able to control all matters requiring stockholder approval, including the election and removal of any directors and any merger, consolidation or sale of all or substantially all of our assets. Further, our governing documents provide that two-thirds constitutes a super-majority of our common stock.  A super-majority has the ability to, among other things, remove members of our Board of Directors for cause or for no cause at all. Mrs. Chan together with her son, Eric K. Chan, our Chief Executive Officer, beneficially own 64.4% of our outstanding common stock.  Accordingly, they would only need a smaller number of additional votes to achieve a super-majority.  This concentration of ownership could have the effect of delaying, deferring or preventing a change of control, or impeding a merger or consolidation, takeover or other business combination or sale of all or substantially all of our assets. The interests of Ella Chan and/or Eric Chan may conflict with those of other stockholders.  In the event that either elects to sell significant amounts of common stock in the future, such sales could depress the market price of our common stock, further increasing the volatility of our trading market.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended August 31, 2014, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended August 31, 2014.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers, including former executive officers, for the past two fiscal years:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation(2) ($)	Total ($)

Eric K. Chan,	2014	350,000	—	33,242	6,572	389,814
Chief Executive Officer	2013	350,000	—	33,242	6,848	390,090

Hemant Khemka,	2014	185,000	—	16,228	5,723	206,951
Chief Financial Officer	2013	173,461	—	16,228	4,827	194,516

Philip S. Chan, (3)	2013	163,957	—	—	2,242	166,199
Chief Financial Officer

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal years ended August 31, 2014 and 2013, in accordance with ASC Topic 718. These stock options were awarded to the Named Executive Officers in fiscal years 2007, 2011 and 2012.
(2)	Represents amounts paid by the Company for life insurance premium, employer’s contribution to the Company’s 401(k) plan and club membership fees.
(3)	Philip S. Chan resigned in November 2012.

The Company provides competitive base salaries and bonuses to its executives. The Company does not target any specific proportion of total compensation in setting base salary and bonus compensation.

Grants of Plan Based Awards

There were no equity or non-equity incentive plan awards to the Named Executive Officers in fiscal year 2014.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by the Named Executive Officers as of August 31, 2014.

	Option Awards
	Number of Securities Underlying Unexercised Options				Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration
Name	Exercisable		Unexercisable		Options	Price	Date
Eric K. Chan	125,000		125,000	(1)	—	$1.10	01/12/22

Hemant Khemka	50,000	(2)	—		—	$4.90	12/16/14
	73,875		24,625	(3)	—	$1.86	07/07/21

(1)	62,500 stock options vested on January 12, 2015 and 62,500 stock options will vest on January 12, 2016.
(2)	These stock options expired unexercised on December 16, 2014.
(3)	These stock options vested on July 7, 2015.

Option Exercises

No stock options were exercised by any of the Named Executive Officers in the fiscal year ended August 31, 2014.

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

Pension Benefits

There were no pension benefit plans in effect in fiscal year 2014.

Compensation of Directors

The Company did not have any non-employee directors during the fiscal year ended August 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2015, information with respect to shares beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (b) each of our directors and the named executive officers named in the Summary Compensation Table above, and (c) all current directors and executive officers as a group.

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

Beneficial Owner(1)	Number Of Shares		Percent Of Class(2)

Ella Y.T.C. Chan(3)	4,199,160		31.20%
Chiu M. Chan Family Trust(3)	4,199,160		31.20%
Eric K. Chan	387,311	(4)	2.84%
Hemant Khemka	73,875	(5)	*
All directors and executive officers as a group (2 persons)	461,186	(6)	3.38%

(1)	The address for each named person is 4301 Vista Road, Pasadena, Texas 77504.

(2)	Based on 13,460,124 shares outstanding as of June 30, 2015.

(3)	Since Ella Y.T.C. Chan has voting power with respect to 62.4% of the Company’s outstanding common stock, either as an individual or as the sole trustee of Chiu M. Chan Family Trust, she controls the outcome of any matter requiring the vote of a majority of the outstanding shares to approve.

(4)	Includes 187,500 shares underlying options, which are exercisable in accordance with Rule 13d-3 under the Exchange Act.

(5)	Includes 73,875 shares underlying options, which are exercisable in accordance with Rule 13d-3 under the Exchange Act.

(6)	Includes 261,375 shares underlying options, which are exercisable in accordance with Rule 13d-3 under the Exchange Act.

*	Indicates ownership of less than 1%.

Securities Authorized For Issuance under Equity Compensation Plans

The following table provides information as of June 30, 2015, with respect to the Company’s equity compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in first column)
Plans approved by shareholders	784,154	$1.62	14,750,000
Plans not approved by shareholders	—	—	—
Total	784,154	$1.62	14,750,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Four immediate family members (two uncles and two aunts) of the Company’s Chief Executive Officer, Dr. Eric Chan, received an aggregate of $312,085 in compensation as employees of the Company or its subsidiaries in fiscal year 2014. Five immediate family members (three uncles and two aunts) of the Company’s Chief Executive Officer, Dr. Eric Chan, received an aggregate of $321,939 in compensation as employees of the Company or its subsidiaries in fiscal year 2013.

Two immediate family members (a sister and a sister-in-law) of the Company’s former Chief Financial Officer, Mr. Philip Chan, received an aggregate of $83,285 in compensation as employees of the Company or its subsidiaries in fiscal year 2013.

The Company has retained Redwood Health Corporation (“Redwood”), to furnish physicians to provide in-house emergency medical coverage for its Pasadena facility at an hourly rate of $75. The Company’s Chief Executive Officer is a physician and the sole owner of Redwood. The Company paid $515,025 and $397,050 for emergency room physician services to Redwood in fiscal years 2014 and 2013, respectively.

During the fiscal year 2009, the Company retained Anesthesia Associates of Houston Metroplex to provide exclusive, continuous and uninterrupted anesthesiology services, including physicians and CRNAs, to the Pasadena facility for a monthly compensation of $5,000.  The Company’s Chief Executive Officer is a physician and an affiliate of Anesthesia Associates of Houston Metroplex.  The Company paid $60,000 for anesthesiology services to said organization in each of the fiscal years 2014 and 2013. During the fiscal year 2009, the Company also retained Redwood to locate and recruit additional skilled anesthesiologists and CRNAs for its Pasadena facility for a monthly compensation of $20,000.  The Company paid $240,000 for said recruitment services to Redwood in each of the fiscal years 2014 and 2013. The Company entered into these two agreements in order to replace the previous anesthesiology group, whose contract terminated at the end of fiscal year 2009.  The compensation which was being paid to the previous group was substantially the same as that being paid under the new contracts.

The Company had purchased artifacts as inventory for re-sale in China during fiscal years 2010 and 2011. The purchase amount was paid by Mr. Chiu Chan, the Company’s former Chief Executive Officer. The amount payable to his estate of $229,317 and $231,333, as of August 31, 2014 and 2013, respectively, is included in Accrued Liabilities in the Consolidated Balance Sheet, and has subsequently been paid in June 2015. The Audit Committee had since approved the purchases by Mr. Chan on behalf of the Company, and believed that these purchases have been made at the prevailing market rates.

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

	2014	2013
Audit Fees
B&V	$137,978	$99,000
KWCO	—	286,906
Total	$137,978	$385,906
Audit-Related Fees
B&V	$14,000	$14,000
KWCO	—	—
Total	$14,000	$14,000
Tax Fees
B&V	$68,138	$24,654
KWCO	—	8,907
Total	$68,138	$33,561
All Other Fees	—	—

Audit Fees

Audit Fees represents the aggregate fees billed for professional services rendered by B&V and KWCO for the audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Audit-Related Fees represents the aggregate fees billed for professional services rendered by B&V for the audit of the Company’s 401(k) plan.

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

(a)(1) Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 26 of this Report.

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

Dynacq Healthcare, Inc.

Date: July 13, 2015	By:	/s/ Eric K. Chan
Eric K. Chan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric K. Chan	Director, CEO and President	July 13, 2015
Eric K. Chan
(Principal Executive Officer)

/s/ Hemant Khemka	Chief Financial Officer	July 13, 2015
Hemant Khemka
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 3.1	Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Form 10-K filed November 13, 2007.
Exhibit 3.2	Bylaws incorporated by reference to Exhibit 3.2 to the Form 10-K filed November 13, 2007.
+Exhibit 10.1	The Company's Year 2000 Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company's Definitive Proxy Statement on Schedule 14A filed August 9, 2000.
+Exhibit 10.2	The Company's Year 2011 Stock Incentive Plan adopted on September 2, 2011, and incorporated by reference as Exhibit A from the Company's Definitive Information Statement on Schedule 14C filed August 11, 2011.
Exhibit 10.3	Form of Indemnification Agreement with various officers and directors of the Company, incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2004.
Exhibit 10.4	Commercial Contract of Sale dated March 7, 2013 for the sale of the Garland facility, incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed March 15, 2013.
Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2003.
Exhibit 21.1	Listing of subsidiaries.
Exhibit 23.1	Consent of Briggs & Veselka Co.
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

