Form 10-Q
period 2014-11-30
DYNACQ HEALTHCARE INC
filed 2015-09-15
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

☒

As of August 31, 2015, the number of shares outstanding of the registrant's common stock, par value $.001 per share, was 13,460,124.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	November 30, 2014	August 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,248,134	$16,819,504
Accounts receivable, net of allowances of approximately $142,293,000 and $154,132,000	1,483,134	1,986,633
Accounts receivable, other	—	380,456
Inventories	286,895	298,662
Interest receivable	161,925	122,041
Prepaid expenses	142,043	262,944
Total current assets	18,322,131	19,870,240
Investments available-for-sale	18,900,608	20,678,130
Property and equipment, net	6,251,308	6,224,136
Income tax receivable	800,920	800,920
Other assets	187,101	187,101
Total assets	$44,462,068	$47,760,527

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	November 30, 2014	August 31, 2014
	(Unaudited)
Liabilities and equity
Current liabilities:
Accounts payable	$1,028,604	$1,015,856
Accrued liabilities	17,835,331	18,512,986
Current portion of notes payable	—	6,734
Current portion of capital lease obligations	29,269	26,513
Total current liabilities	18,893,204	19,562,089
Non-current liabilities:
Long-term portion of capital lease obligations	33,649	41,123
Total liabilities	18,926,853	19,603,212

Commitments and contingencies
Equity:
Dynacq stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 14,418,626 shares issued and 13,888,010 shares outstanding at November 30, 2014 and August 31, 2014	14,419	14,419
Treasury stock, 530,616 shares at November 30, 2014 and August 31, 2014, at cost	(27,061)	(27,061)
Additional paid-in capital	10,529,086	10,479,745
Accumulated other comprehensive income	10,945,401	12,616,346
Retained earnings	4,009,446	5,010,061
Total Dynacq stockholders’ equity	25,471,291	28,093,510
Non-controlling interest	63,924	63,805
Total equity	25,535,215	28,157,315
Total liabilities and equity	$44,462,068	$47,760,527

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended November 30,
	2014	2013
Net patient service revenue	$2,318,678	$2,259,247
Costs and expenses:
Compensation and benefits	1,623,710	1,451,767
Medical services and supplies	511,387	617,470
Other operating expenses	1,251,005	1,112,478
Depreciation and amortization	86,549	108,309
Total costs and expenses	3,472,651	3,290,024
Operating loss	(1,153,973)	(1,030,777)
Other income (expense):
Rent and other income	21,301	275,545
Interest income	235,115	202,323
Interest expense	(102,940)	(155,952)
Total other income, net	153,476	321,916
Loss before income taxes	(1,000,497)	(708,861)
Provision (benefit) for income taxes	—	—
Net loss	(1,000,497)	(708,861)
Less: Net (income) loss attributable to noncontrolling interest	(118)	26
Net loss attributable to Dynacq Healthcare, Inc.	$(1,000,615)	$(708,835)
Basic and diluted loss per common share	$(0.07)	$(0.05)
Basic and diluted average common shares outstanding	13,888,010	14,449,876

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended November 30,
	2014	2013
Net loss	$(1,000,497)	$(708,861)
Other comprehensive income (loss), net of taxes:
Net change in fair value of available-for-sale securities, net of taxes of $-0-	(1,670,945)	1,820,916
Other comprehensive income (loss)	(1,670,945)	1,820,916
Comprehensive income (loss)	(2,671,442)	1,112,055
Less comprehensive (income) loss attributable to noncontrolling interest	(118)	26
Comprehensive income (loss) attributable to Dynacq Healthcare, Inc.	$(2,671,560)	$1,112,081

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended November 30,
	2014	2013
Cash flows from operating activities
Net loss	$(1,000,497)	$(708,861)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	86,549	108,309
Gain on sale of investments available-for-sale and trading securities	—	(161,864)
Stock based compensation	49,341	49,341
Foreign currency exchange (gains) losses	106,578	(58,920)
Changes in operating assets and liabilities:
Accounts receivable	503,499	(618,673)
Accounts receivable, other	380,456	—
Interest receivable	(39,884)	(44,201)
Inventories	11,767	16,657
Prepaid expenses	120,901	27,414
Accounts payable	12,748	156,976
Accrued liabilities	(650,595)	(41,459)
Net cash from operating activities	(419,137)	(1,275,281)
Cash flows from investing activities
Sales proceeds of trading securities	—	1,233,286
Purchase of equipment	(113,720)	(23,488)
Net cash from investing activities	(113,720)	1,209,798
Cash flows from financing activities
Principal payments on notes payable	(6,734)	(9,893)
Purchase of treasury stock	(27,061)	—
Payments on capital lease	(4,718)	(31,204)
Net cash from financing activities	(38,513)	(41,097)

Net change in cash and cash equivalents	(571,370)	(106,580)
Cash at beginning of period	16,819,504	13,585,447
Cash at end of period	$16,248,134	$13,478,867
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$669	$17,829
Income taxes	$0	$0
Non cash investing and financing activities:
Unrealized change in fair value of available-for-sale securities	$(1,670,945)	$1,820,916

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

November 30, 2014

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company's expenses are "cost of revenue" items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $0.9 million for each of the three months ended November 30, 2014 and 2013. These financial statements should be read in conjunction with the audited financial statements as of August 31, 2014. Operating results for the three months ended November 30, 2014 are not necessarily indicative of the results that may be expected for the year ending August 31, 2015.

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

The Company also invested in initial public offerings of equity securities on the Hong Kong Stock Exchange. These investments are classified as trading securities, and were carried at fair value. These investments were subject to fluctuations in the market price. During the three months ended November 30, 2013, the Company had a net gain of $161,864 in these securities. During the three months ended November 30, 2013, the Company sold all of its trading securities and has not held any such securities since November 30, 2013.

Notes Payable

In November 2011, the Company borrowed $116,339 as notes payable from a financial institution at an interest rate of 4.5%, which was to be repaid in 36 monthly installments, and was secured by specific equipment purchased at our Pasadena facility. The Company paid down the balance of $6,734 of notes payable during the three months ended November 30, 2014.

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

Net Loss per Common Share

The following table presents the computation of basic and diluted loss per common share attributable to the Company:

	Three months ended November 30,
	2014	2013
Basic and diluted loss per common share:
Numerator:
Net loss	$(1,000,497)	$(708,861)
Less: Net (income) loss attributable to noncontrolling interest	(118)	26
Net loss attributable to Dynacq Healthcare, Inc.	$(1,000,615)	$(708,835)
Denominator:
Basic and diluted average common shares outstanding	13,888,010	14,449,876
Basic and diluted loss per common share:	$(0.07)	$(0.05)

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net loss per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net loss per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net loss per share amounted to approximately 981,000 shares and 1,087,000 shares for the three months ended November 30, 2014 and 2013, respectively.

Treasury Stock

In September 2013, as part of a settlement agreement with a former employee, the Company received 125,000 shares of common stock of the Company previously issued to him. These shares were accounted for as treasury shares with zero cost, and were retired in the second quarter of fiscal year 2014.

In August 2014 and April 2015, binding settlement agreements were reached with some of the shareholders in a law suit whereby the Company received 530,616, shares and 427,886 shares, respectively, of stock owned by the shareholders. Based on an independent appraisal, the value of these shares repurchased as treasury stock were $27,061 and $145,054, respectively.

Stock Based Compensation

Year 2011 Stock Incentive Plan

The purpose of the Year 2011 Stock Incentive Plan (“2011 Plan”) is to strengthen the Company by providing an incentive to its employees, officers, consultants and directors and to encourage them to devote their abilities and industry to the success of the Company’s business enterprise. It is intended that this purpose be achieved by extending to employees, officers, consultants and directors of the Company and its subsidiaries an added long-term incentive for high levels of performance and unusual efforts through the grant of incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance awards and restricted stock. The Company has reserved 15,000,000 shares of common stock for issuance under the 2011 Plan. As of November 30, 2014, there remain 250,000 shares to be issued upon exercise of outstanding options, and 14,750,000 shares which can be issued under the 2011 Plan after giving effect to shares issued and canceled.

2000 Incentive Plan

The Company's 2000 Incentive Plan ("2000 Plan") provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the 2000 Plan. The 2000 Plan does not have a fixed termination date, provided that no incentive stock option can be granted subsequent to August 29, 2011. As of November 30, 2014, there remain 731,225 shares to be issued upon exercise of outstanding options, and no new stock options awards will be issued under the 2000 Plan.

The following table summarizes the stock option activities for the three months ended November 30, 2014 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price PerShare
Outstanding, August 31, 2014	995	$2.18
Granted	—	—
Exercised	—	—
Expired or canceled	(14)	1.86
Outstanding, November 30, 2014	981	2.19

For the three months ended November 30, 2014 and 2013, there were no stock options exercised. The aggregate intrinsic value of the stock options outstanding as of November 30, 2014 and 2013 is $-0-, since the market price is lower than the exercise price.

The following summarizes information related to stock options outstanding as of November 30, 2014, and related weighted average price and life information:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares
	(Share Amounts In Thousands)
$1.10	250	7.1	125
$1.86	564	6.6	430
$4.90	167	0.3	167
Total	981	5.6	722

For the three months ended November 30, 2014 and 2013, stock-based compensation expense associated with the Company’s stock options was $49,341 in each period. The total unrecognized compensation expense for outstanding stock options as of November 30, 2014 was $132,000, and will be recognized, in general, over nine months.

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

The following table summarizes our financial assets and liabilities measured and reported in the Company’s statement of financial position at fair value on a recurring basis as of November 30, 2014, segregated among the appropriate levels within the fair value hierarchy:

	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	$—	$18,900,608	$—

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

The following table shows gross revenues and allowances for the three months ended November 30, 2014 and 2013:

	2014	2013
Gross billed charges	$8,258,772	$7,040,339
Allowances	5,940,094	4,781,092
Net revenue	$2,318,678	$2,259,247
Allowance percentage	72%	68%

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

Through November 2014, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, when the payments were made, the carriers requested refunds of the payments made in the event that the SOAH decisions and orders were reversed on appeal (which they were). Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. As a result of the reversal of the SOAH decisions and orders, Texas Mutual Insurance Company and other carriers filed petitions in Travis County district court seeking a refund in cases in which the awards were voluntarily paid. The district court found in favor of Texas Mutual and the Company was ordered to refund approximately $4.2 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. The Company did not object to the reversal and remand of the SOAH decisions and orders, but did object to the judgments ordering refunds and those judgments were appealed to the Third Court of Appeals. As part of the appeals, the Company deposited the amounts that were ordered to be refunded as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. On June 6, 2013, the judgments ordering refunds were reversed by the Court of Appeals. The Court of Appeals held that if Texas Mutual wants a refund, it must pursue the refund demand administratively through the TDWC rather than through the district courts. Texas Mutual filed a motion for rehearing with the Court of Appeals which ultimately was denied. The Company filed motions in all 47 cases with the district court asking that the district clerk be ordered to release the deposited funds to the Company, and in January 2014, the Company received the deposits and accrued interest totaling $4.2 million. In addition, Texas Mutual filed three additional petitions in district court for cases that were left out of the original 47. The court granted Texas Mutual’s petitions and ordered the Company to refund approximately $300,000, including prejudgment interest to Texas Mutual. These judgments were granted before the Court of Appeals reversed the district court’s original judgments. These three cases were appealed to the Court of Appeals and the funds ordered refunded were deposited with the district clerk. As with the other 47 cases, the Court of Appeals reversed the district court’s final judgments in these three cases and the Company filed motions with the district court asking that the district clerk be ordered to release the deposited funds to the Company, and in February 2014, the Company received the deposits and accrued interest totaling approximately $300,000. The total refund received by the Company in fiscal year 2014 for the 50 stop-loss cases discussed above was $4,476,097.

During the time that the carriers’ petitions seeking refunds were pending, because of the uncertainty of the results at that time, as of November 30, 2014, the Company has accrued the total potential refund amount of $11.3 million, and an additional amount of $3.6 million in interest payable, as accrued liabilities. This includes the deposit amounts refunded back to the Company in January and February 2014. We do not anticipate that any other carriers will pursue refund demands through district court but instead will pursue them administratively through TDWC. The cases in which the SOAH decisions and orders were reversed have been or are being remanded to TDWC for determinations of whether the services provided were unusually costly and unusually extensive. The carriers contend that the voluntary payments made pursuant to the Decisions and Orders were premature payments by the carriers and may be ordered to be refunded. The Company disagrees with this contention. After the reversal of the judgments it obtained from the district court ordering refunds, on December 4, 2013, Texas Mutual made a formal request to the Commissioner of Workers’ Compensation that he administratively order the Company to make refunds to Texas Mutual (in the same amount that was sought in the district court). The Company responded to this request on December 11, 2013, asking that it be denied. The matter is pending at this time. As to the matters remanded to TDWC and SOAH, once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in many of the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured. In March 2014, a settlement conference with one self-insured entity successfully resolved the stop-loss cases in which that entity was involved. Although the Company is willing to participate in settlement negotiations, we anticipate that few, if any, other carriers are interested in doing so at this time. It is anticipated that hearings at SOAH on the pending stop-loss cases will begin in November 2015.

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

Noncontrolling Interest

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as noncontrolling interest. Noncontrolling interest reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interest was 1% at November 30, 2014).

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

	Three months ended November 30,
	2014	2013
Available-for-sale securities
Accumulated other comprehensive income balance, beginning of period	$12,616,346	$9,382,334
Other comprehensive income (loss):
Unrealized gains (losses), net of taxes of $-0- for all periods presented	(1,670,945)	1,820,916
Other comprehensive income (loss)	(1,670,945)	1,820,916
Accumulated other comprehensive income balance, end of period	$10,945,401	$11,203,250

There was no reclassification adjustment during the periods presented above.

Contingencies

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has accrued an amount of $11.3 million, and an additional amount of $3.6 million in interest payable, as accrued liabilities. For a detailed discussion of this, see Revenue Recognition Policy under Notes to Consolidated Financial Statements.

The Company maintains various insurance policies that cover its Pasadena facility including occurrence medical malpractice coverage. In addition, all physicians granted privileges at the Pasadena facility are required to maintain medical malpractice insurance coverage. The Company also maintains general liability and property insurance coverage, including flood coverage. The Company does not currently maintain workers’ compensation coverage in Texas. In regard to the Employee Health Insurance Plan, until April 2014, the Company was self-insured with specific and aggregate re-insurance with stop-loss levels appropriate for the Company’s group size. Effective May 1, 2014, the Company has taken coverage for its employees under a fully insured health plan.

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

Corporate Division

The Company formed Sino Bond to hold and manage investments in Hong Kong. Sino Bond invests in debt instruments (corporate and municipal) and equity securities in Europe and Asia, including initial public offerings and pre-initial public offerings. The Company invests in various marketable securities. As of November 30, 2014, the balance of these securities is valued at approximately $18.9 million. During the three months ended November 30, 2013, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had a net gain of $161,864 in these securities. During the three months ended November 30, 2013, the Company sold all of its trading securities and has not held any such securities since November 30, 2013.

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

Summarized financial information concerning the business segments is as follows:

	Three Months Ended November 30,
	2014	2013
Revenues from external customers
Net patient service revenues
U.S. Division	$2,318,678	$2,259,247
Corporate	—	—
Consolidated	$2,318,678	$2,259,247

Loss before taxes
U.S. Division	$(495,388)	$(377,958)
Corporate	(505,109)	(330,903)
Consolidated	$(1,000,497)	$(708,861)

	November 30, 2014	August 31, 2014
Total Assets
U.S. Division	$15,390,987	$15,967,472
Corporate	29,071,081	31,793,055
Consolidated	$44,462,068	$47,760,527

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Such forward-looking statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the risks and uncertainties described in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2014. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You must read the following discussion of the results of our business and our operations and financial condition in conjunction with our consolidated financial statements, including the notes, included in this quarterly report on Form 10-Q and our audited consolidated financial statements, including the notes, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the three months ended November 30, 2014. For a discussion of our critical accounting policies see Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2014.

Results of Operations

	Three Months Ended November 30, 2014			Three Months Ended November 30, 2013
	U.S. Division	Corporate	Total	U.S. Division	Corporate	Total
Net patient service revenue	$2,318,678	$—	$2,318,678	$2,259,247	$—	$2,259,247
Costs and expenses:
Compensation and benefits	1,105,129	518,581	1,623,710	942,566	509,201	1,451,767
Medical services and supplies	511,387	—	511,387	617,470	—	617,470
Other operating expenses	1,020,574	230,431	1,251,005	836,423	276,055	1,112,478
Depreciation and amortization	85,823	726	86,549	107,307	1,002	108,309
Total costs and expenses	2,722,913	749,738	3,472,651	2,503,766	786,258	3,290,024
Operating loss	(404,235)	(749,738)	(1,153,973)	(244,519)	(786,258)	(1,030,777)
Other income (expense):
Rent and other income	3,511	17,790	21,301	9,844	265,701	275,545
Interest income	—	235,115	235,115	—	202,323	202,323
Interest expense	(94,664)	(8,276)	(102,940)	(143,283)	(12,669)	(155,952)
Total other income (expense), net	(91,153)	244,629	153,476	(133,439)	455,355	321,916
Loss before income taxes	$(495,388)	$(505,109)	(1,000,497)	$(377,958)	$(330,903)	(708,861)
Provision (benefit) for income taxes			—			—
Net loss			(1,000,497)			(708,861)
Less: Net (income) loss attributable to noncontrolling interest			(118)			26
Net loss attributable to Dynacq Healthcare, Inc.			$(1,000,615)			$(708,835)

Operational statistics (Number of medical procedures) for Pasadena facility:
Inpatient:
Bariatric	6			20
Orthopedic	18			13
Other	3			5
Total inpatient procedures	27			38
Outpatient:
Orthopedic	69			64
Other	148			139
Total outpatient procedures	217			203
Total procedures	244			241

Three Months Ended November 30, 2014 Compared to the Three Months Ended November 30, 2013

U.S. Division

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has accrued an amount of $11.3 million, and an additional amount of $3.6 million in interest payable as accrued liabilities. For a detailed discussion of this, see Revenue Recognition discussed in Item 1 - Notes to Consolidated Financial Statements.

Net patient service revenue increased by $59,431, or 3%, from $2,259,247 to $2,318,247, and total surgical cases increased by 1% from 241 cases for the three months ended November 30, 2013 to 244 cases for the three months ended November 30, 2014.  While the number of cases increased by 1%, net patient service revenue increased by 3%, primarily due to a change in the surgical mix of cases. The gross billed charges increased by 17% from $7,040,339 for the three months ended November 30, 2013 to $8,258,772 for the three months ended November 30, 2014. However, due to an increase in allowances from 68% to 72%, net patient service revenue increased by only 3%. The increase in allowances is due to an increased pressure by insurance carriers towards lower reimbursements, and also due to lower collections in the current period compared to the prior period on old accounts receivable that was fully reserved for.

 Total costs and expenses increased by $219,147, or 9%, from $2,503,766 for the three months ended November 30, 2013 to $2,722,913 for the three months ended November 30, 2014. The following discusses the various changes in costs and expenses:

•	Compensation and benefits increased by $162,563, or 17%, primarily associated with increase in workforce due to higher gross billed charges.

•	Medical services and supplies expenses decreased by $106,083, or 17%, primarily due to a change in the surgical mix of cases. Inpatient cases decreased by 29%, which generally require more medical services and supplies.

•	Other operating expenses increased by $184,151, or 22%, primarily associated with higher gross billed charges.

Other expense for the three months ended November 30, 2014 and 2013 of $91,153 and $133,439, respectively, includes interest expense associated with the stop-loss cases discussed above.

Corporate Division

Compensation and benefits for the Corporate Division includes all corporate personnel compensation and benefits. It also includes $49,341 of non-cash compensation expense for each of the three months ended November 30, 2014 and 2013 related to employees’ incentive stock options granted in fiscal years 2007, 2011 and 2012. Apart from the stock option expense discussed above, compensation and benefits increased marginally by 2% in 2014, compared to 2013.

Other operating expenses include all corporate general and administrative expenses, including other professional fees such as legal expenses and audit expenses. It decreased by $45,624, from $276,055 for the three months ended November 30, 2013 to $230,431 for the three months ended November 30, 2014. The decrease in other operating expenses is primarily due to general decreases in legal and other professional fees.

Rent and other income decreased by $247,911, from $265,701 for the three months ended November 30, 2013 to $17,790 for the three months ended November 30, 2014. Rent and other income for the three months ended November 30, 2014 includes (a) collections of $138,760 on accounts receivable of the Company’s hospitals that were sold in prior years, and were fully reserved for and (b) miscellaneous other income of $20,963. These amounts were offset by $141,933 in foreign currency losses. Rent and other income for the three months ended November 30, 2013 includes (a) an amount of $73,475 in foreign currency gains, (b) a gain of $161,864 in trading securities, and (e) miscellaneous other income of $30,362.

Interest income of $235,115 and $202,323 for the three months ended November 30, 2014 and 2013, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

The Company’s investments in debt instruments (corporate and municipal bonds) are recorded at fair value based on quoted market prices that are traded in less active markets or priced using a quoted market price for similar investments or are priced using non-binding market consensus prices that can be corroborated by observable market data (Level 2). These investments are classified as available-for-sale securities. As of November 30, 2014, these securities are valued at approximately $18.9 million. Unrealized gains in these investments of $10.9 million are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at November 30, 2014. During the three months ended November 30, 2013, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had a net gain of $161,864 in these securities. During the three months ended November 30, 2013, the Company sold all of its trading securities and has not held any such securities since November 30, 2013.

Income Taxes

The Company did not recognize a benefit or provision for income taxes for the three months ended November 30, 2014 and 2013, due to the uncertainty of the Company’s ability to recognize the benefit from the carry forward of net operating losses. The Company has recorded a full valuation allowance against its deferred tax asset.

Liquidity and Capital Resources

Our fiscal year 2014 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Cash flow used in operating activities was $419,137 during the three months ended November 30, 2014, primarily due to (a) a net loss of $1,000,497, and (b) a decrease in accounts payable and accrued liabilities of $637,847. Partially offsetting these cash outflows were (a) a decrease in accounts receivable and accounts receivable, other of $883,955, (b) a decrease in prepaid expenses of $120,901, (c) foreign currency losses of $106,578 and (d) depreciation and amortization of $86,549.

Cash flows from investing activities

Cash flow used in investing activities was $113,720 for purchase of equipment.

Cash flows from financing activities

Cash flow used in financing activities was $38,513 for purchase of treasury stock of $27,061 and payments on capital leases and notes payable of $11,452.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2014, our disclosure controls and procedures were effective.

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

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our Texas facilities’ fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Revenue Recognition, as well as Business – Government Regulation – Texas Workers’ Compensation Systems in our Form 10-K for the fiscal year ended August 31, 2014, for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it may become a party will have a material adverse effect on the Company's results of operations, cash flows or financial condition.

Item 1A. Risk Factors.

The Company’s Risk Factors as disclosed in its Form 10-K for the year ended August 31, 2014 have not materially changed.

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

DYNACQ HEALTHCARE, INC.

Date: September 15, 2015	By:	/s/ Eric K. Chan
Eric K. Chan
Chief Executive Officer
(duly authorized officer)

Date: September 15, 2015	By:	/s/ Hemant Khemka
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

