Form 10-Q
period 2015-02-28
DYNACQ HEALTHCARE INC
filed 2015-09-15
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	February 28, 2015	August 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,282,560	$16,819,504
Accounts receivable, net of allowances of approximately $125,799,000 and $154,132,000	1,611,933	1,986,633
Accounts receivable, other	355,531	380,456
Inventories	262,603	298,662
Interest receivable	104,461	122,041
Prepaid expenses	108,025	262,944
Total current assets	16,725,113	19,870,240
Investments available-for-sale	17,885,213	20,678,130
Property and equipment, net	6,360,673	6,224,136
Income tax receivable	800,920	800,920
Other assets	187,101	187,101
Total assets	$41,959,020	$47,760,527

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	February 28, 2015	August 31, 2014
	(Unaudited)
Liabilities and equity
Current liabilities:
Accounts payable	$1,394,843	$1,015,856
Accrued liabilities	17,464,214	18,512,986
Current portion of notes payable	—	6,734
Current portion of capital lease obligations	29,689	26,513
Total current liabilities	18,888,746	19,562,089
Non-current liabilities:
Long-term portion of capital lease obligations	26,067	41,123
Total liabilities	18,914,813	19,603,212

Commitments and contingencies
Equity:
Dynacq stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 14,418,626 shares issued and 13,888,010 shares outstanding at February 28, 2015 and August 31, 2014	14,419	14,419
Treasury stock, 530,616 shares at February 28, 2015 and August 31, 2014, at cost	(27,061)	(27,061)
Additional paid-in capital	10,578,427	10,479,745
Accumulated other comprehensive income	10,124,848	12,616,346
Retained earnings	2,289,683	5,010,061
Total Dynacq stockholders’ equity	22,980,316	28,093,510
Non-controlling interest	63,891	63,805
Total equity	23,044,207	28,157,315
Total liabilities and equity	$41,959,020	$47,760,527

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended February 28,		Six months ended February 28,
	2015	2014	2015	2014
Net patient service revenue	$1,754,888	$2,231,387	$4,073,566	$4,490,634
Costs and expenses:
Compensation and benefits	1,657,603	1,592,448	3,281,313	3,044,215
Medical services and supplies	343,838	304,093	855,225	921,563
Other operating expenses	1,287,181	1,046,262	2,538,186	2,158,740
Depreciation and amortization	86,531	86,535	173,080	194,844
Total costs and expenses	3,375,153	3,029,338	6,847,804	6,319,362
Operating loss	(1,620,265)	(797,951)	(2,774,238)	(1,828,728)
Other income (expense):
Rent and other income (expense)	(189,450)	141,564	(168,149)	417,109
Interest income	193,944	224,292	429,059	426,615
Interest expense	(104,025)	(85,470)	(206,965)	(241,422)
Total other income (expense), net	(99,531)	280,386	53,945	602,302
Loss before income taxes	(1,719,796)	(517,565)	(2,720,293)	(1,226,426)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(1,719,796)	(517,565)	(2,720,293)	(1,226,426)
Less: Net (income) loss attributable to noncontrolling interest	33	(59)	(85)	(33)
Net loss attributable to Dynacq Healthcare, Inc.	$(1,719,763)	$(517,624)	$(2,720,378)	$(1,226,459)
Basic and diluted loss per common share	$(0.12)	$(0.04)	$(0.20)	$(0.08)
Basic and diluted average common shares outstanding	13,888,010	14,418,626	13,888,010	14,436,483

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended February 28,		Six months ended February 28,
	2015	2014	2015	2014
Net loss	$(1,719,796)	$(517,565)	$(2,720,293)	$(1,226,426)
Other comprehensive income (loss), net of taxes:
Net change in fair value of available-for-sale securities, net of taxes of $-0-	(820,553)	750,396	(2,491,498)	2,571,312
Other comprehensive income (loss)	(820,553)	750,396	(2,491,498)	2,571,312
Comprehensive income (loss)	(2,540,349)	232,831	(5,211,791)	1,344,886
Less comprehensive (income) loss attributable to noncontrolling interest	33	(59)	(85)	(33)
Comprehensive income (loss) attributable to Dynacq Healthcare, Inc.	$(2,540,316)	$232,772	$(5,211,876)	$1,344,853

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended February 28,
	2015	2014
Cash flows from operating activities
Net loss	$(2,720,293)	$(1,226,426)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	173,080	194,844
Gain on sale of investments available-for-sale and trading securities	—	(161,864)
Stock based compensation	98,682	98,682
Gain on sale of assets	(2,750)	—
Foreign currency exchange (gains) losses	301,419	(70,971)
Changes in operating assets and liabilities:
Accounts receivable	374,700	(398,685)
Accounts receivable, other	24,925	(24,931)
Interest receivable	17,581	(6,477)
Inventories	36,058	7,123
Prepaid expenses	154,919	71,577
Accounts payable	378,987	71,045
Accrued liabilities	(1,021,710)	4,148,276
Net cash from operating activities	(2,184,402)	2,702,193

Cash flows from investing activities
Sales proceeds of investments available-for-sale and trading securities	—	1,233,286
Purchase of equipment	(309,617)	(106,079)
Sales proceeds of equipment	2,750	—
Net cash from investing activities	(306,867)	1,127,207

Cash flows from financing activities
Principal payments on notes payable	(6,734)	(19,905)
Purchase of treasury stock	(27,061)	—
Payments on capital lease	(11,880)	(101,915)
Net cash from financing activities	(45,675)	(121,820)

Net change in cash and cash equivalents	(2,536,944)	3,707,580
Cash at beginning of period	16,819,504	13,585,447
Cash at end of period	$14,282,560	$17,293,027
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$1,534	$20,130
Income taxes	$0	$0
Non cash investing and financing activities:
Unrealized change in fair value of available-for-sale securities	$(2,491,498)	$2,571,312

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

February 28, 2015

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company's expenses are "cost of revenue" items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $1.1 million and $1.0 million for the three months ended February 28, 2015 and 2014, respectively, and approximately $2.0 million and $1.9 million for the six months ended February 28, 2015 and 2014, respectively. These financial statements should be read in conjunction with the audited financial statements as of August 31, 2014. Operating results for the three and six months ended February 28, 2015 are not necessarily indicative of the results that may be expected for the year ending August 31, 2015.

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

The Company also invested in initial public offerings of equity securities on the Hong Kong Stock Exchange. These investments are classified as trading securities, and were carried at fair value. These investments were subject to fluctuations in the market price. During the six months ended February 28, 2014, the Company had a net gain of $161,864 in these securities. During the first quarter of fiscal year 2014, the Company sold all of its trading securities and has not held any such securities since November 30, 2013.

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

Net Loss per Common Share

The following table presents the computation of basic and diluted loss per common share attributable to the Company:

	Three months ended February 28,		Six months ended February 28,
	2015	2014	2015	2014
Basic and diluted loss per common share:
Numerator:
Net loss	$(1,719,796)	$(517,565)	$(2,720,293)	$(1,226,426)
Less: Net (income) loss attributable to noncontrolling interest	33	(59)	(85)	(33)
Net loss attributable to Dynacq Healthcare, Inc.	$(1,719,763)	$(517,624)	$(2,720,378)	$(1,226,459)
Denominator:
Basic and diluted average common shares outstanding	13,888,010	14,418,626	13,888,010	14,436,483
Basic and diluted loss per common share	$(0.12)	$(0.04)	$(0.20)	$(0.08)

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net loss per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net loss per share amounted to approximately 784,000 shares and 1,069,000 shares for the six months ended February 28, 2015 and 2014, respectively.

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

As of February 28, 2015, there remain 250,000 shares to be issued upon exercise of outstanding options, and 14,750,000 shares which can be issued under the 2011 Plan after giving effect to shares issued and canceled.

2000 Incentive Plan

The Company's 2000 Incentive Plan ("2000 Plan") provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the 2000 Plan. The 2000 Plan does not have a fixed termination date, provided that no incentive stock option can be granted subsequent to August 29, 2011. As of February 28, 2015, there remain 534,000 shares to be issued upon exercise of outstanding options, and no new stock options awards will be issued under the 2000 Plan.

The following table summarizes the stock option activities for the six months ended February 28, 2015 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share
Outstanding, August 31, 2014	995	$2.18
Granted	—	—
Exercised	—	—
Expired or canceled	(211)	4.27
Outstanding, February 28, 2015	784	1.62

For the six months ended February 28, 2015 and 2014, there were no stock options exercised. The aggregate intrinsic value of the stock options outstanding as of February 28, 2015 and 2014 is $-0-, since the market price is lower than the exercise price.

The following summarizes information related to stock options outstanding as of February 28, 2015, and related weighted average price and life information:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares
	(Share Amounts In Thousands)
$1.10	250	6.9	188
$1.86	534	6.4	401
Total	784	6.5	589

For the three months ended February 28, 2015 and 2014, stock-based compensation expense associated with the Company’s stock options was $49,341 in each period. For the six months ended February 28, 2015 and 2014, stock-based compensation expense associated with the Company’s stock options was $98,682 in each period. The total unrecognized compensation expense for outstanding stock options as of February 28, 2015 was $82,000, and will be recognized, in general, over six months.

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

The following table summarizes our financial assets and liabilities measured and reported in the Company’s statement of financial position at fair value on a recurring basis as of February 28, 2015, segregated among the appropriate levels within the fair value hierarchy:

	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	$—	$17,885,213	$—

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

The following table shows gross revenues and allowances for the three and six months ended February 28, 2015 and 2014:

	Three months ended February 28,		Six months ended February 28,
	2015	2014	2015	2014

Gross billed charges	$8,059,057	$6,618,079	$16,317,829	$13,658,418
Allowances	6,304,169	4,386,692	12,244,263	9,167,784
Net revenue	$1,754,888	$2,231,387	$4,073,566	$4,490,634
Allowance percentage	78%	66%	75%	67%

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

Through February 2015, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, when the payments were made, the carriers requested refunds of the payments made in the event that the SOAH decisions and orders were reversed on appeal (which they were). Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. As a result of the reversal of the SOAH decisions and orders, Texas Mutual Insurance Company and other carriers filed petitions in Travis County district court seeking a refund in cases in which the awards were voluntarily paid. The district court found in favor of Texas Mutual and the Company was ordered to refund approximately $4.2 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. The Company did not object to the reversal and remand of the SOAH decisions and orders, but did object to the judgments ordering refunds and those judgments were appealed to the Third Court of Appeals. As part of the appeals, the Company deposited the amounts that were ordered to be refunded as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. On June 6, 2013, the judgments ordering refunds were reversed by the Court of Appeals. The Court of Appeals held that if Texas Mutual wants a refund, it must pursue the refund demand administratively through the TDWC rather than through the district courts. Texas Mutual filed a motion for rehearing with the Court of Appeals which ultimately was denied. The Company filed motions in all 47 cases with the district court asking that the district clerk be ordered to release the deposited funds to the Company, and in January 2014, the Company received the deposits and accrued interest totaling $4.2 million. In addition, Texas Mutual filed three additional petitions in district court for cases that were left out of the original 47. The court granted Texas Mutual’s petitions and ordered the Company to refund approximately $300,000, including prejudgment interest to Texas Mutual. These judgments were granted before the Court of Appeals reversed the district court’s original judgments. These three cases were appealed to the Court of Appeals and the funds ordered refunded were deposited with the district clerk. As with the other 47 cases, the Court of Appeals reversed the district court’s final judgments in these three cases and the Company filed motions with the district court asking that the district clerk be ordered to release the deposited funds to the Company, and in February 2014, the Company received the deposits and accrued interest totaling approximately $300,000. The total refund received by the Company in fiscal year 2014 for the 50 stop-loss cases discussed above was $4,476,097.

During the time that the carriers’ petitions seeking refunds were pending, because of the uncertainty of the results at that time, as of February 28, 2015, the Company has accrued the total potential refund amount of $11.3 million, and an additional amount of $3.7 million in interest payable, as accrued liabilities. This includes the deposit amounts refunded back to the Company in January and February 2014. We do not anticipate that any other carriers will pursue refund demands through district court but instead will pursue them administratively through TDWC. The cases in which the SOAH decisions and orders were reversed have been or are being remanded to TDWC for determinations of whether the services provided were unusually costly and unusually extensive. The carriers contend that the voluntary payments made pursuant to the Decisions and Orders were premature payments by the carriers and may be ordered to be refunded. The Company disagrees with this contention. After the reversal of the judgments it obtained from the district court ordering refunds, on December 4, 2013, Texas Mutual made a formal request to the Commissioner of Workers’ Compensation that he administratively order the Company to make refunds to Texas Mutual (in the same amount that was sought in the district court). The Company responded to this request on December 11, 2013, asking that it be denied. The matter is pending at this time. As to the matters remanded to TDWC and SOAH, once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in many of the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured. In March 2014, a settlement conference with one self-insured entity successfully resolved the stop-loss cases in which that entity was involved. Although the Company is willing to participate in settlement negotiations, we anticipate that few, if any, other carriers are interested in doing so at this time. It is anticipated that hearings at SOAH on the pending stop-loss cases will begin in November 2015.

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

Noncontrolling Interest

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as noncontrolling interest. Noncontrolling interest reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interest was 1% at February 28, 2015).

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

	Three months ended February 28,		Six months ended February 28,
	2015	2014	2015	2014
Available-for-sale securities
Accumulated other comprehensive income balance, beginning of period	$10,945,401	$11,203,250	$12,616,346	$9,382,334
Other comprehensive income (loss):
Unrealized gains (losses), net of taxes of $-0- for all periods presented	(820,553)	750,396	(2,491,498)	2,571,312
Other comprehensive income (loss)	(820,553)	750,396	(2,491,498)	2,571,312
Accumulated other comprehensive income balance, end of period	$10,124,848	$11,953,646	$10,124,848	$11,953,646

There was no reclassification adjustment during the periods presented above.

Contingencies

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has accrued an amount of $11.3 million, and an additional amount of $3.7 million in interest payable, as accrued liabilities. For a detailed discussion of this, see Revenue Recognition Policy under Notes to Consolidated Financial Statements.

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

Corporate Division

The Company formed Sino Bond to hold and manage investments in Hong Kong. Sino Bond invests in debt instruments (corporate and municipal) and equity securities in Europe and Asia, including initial public offerings and pre-initial public offerings. The Company invests in various marketable securities. As of February 28, 2015, the balance of these securities is valued at approximately $17.9 million. During the six months ended February 28, 2014, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had a net gain of $161,864 in these securities. During the first quarter of fiscal year 2014, the Company sold all of its trading securities and has not held any such securities since November 30, 2013.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three months ended February 28,		Six months ended February 28,
	2015	2014	2015	2014
Revenues from external customers
Net patient service revenues
U.S. Division	$1,754,888	$2,231,387	$4,073,566	$4,490,634
Corporate	—	—	—	—
Consolidated	$1,754,888	$2,231,387	$4,073,566	$4,490,634

Income (loss) before taxes
U.S. Division	$(820,388)	$25,532	$(1,315,776)	$(352,426)
Corporate	(899,408)	(543,097)	(1,404,517)	(874,000)
Consolidated	$(1,719,796)	$(517,565)	$(2,720,293)	$(1,226,426)

	February 28, 2015	August 31, 2014
Total Assets
U.S. Division	$15,118,700	$15,967,472
Corporate	26,840,320	31,793,055
Consolidated	$41,959,020	$47,760,527

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

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the three and six months ended February 28, 2015. For a discussion of our critical accounting policies see Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2014.

Results of Operations

	Three Months Ended February 28, 2015			Three Months Ended February 28, 2014
	U.S. Division	Corporate	Total	U.S. Division	Corporate	Total
Net patient service revenue	$1,754,888	$—	$1,754,888	$2,231,387	$—	$2,231,387
Costs and expenses:
Compensation and benefits	1,085,925	571,678	1,657,603	948,688	643,760	1,592,448
Medical services and supplies	343,838	—	343,838	304,093	—	304,093
Other operating expenses	965,460	321,721	1,287,181	810,209	236,053	1,046,262
Depreciation and amortization	85,855	676	86,531	85,532	1,003	86,535
Total costs and expenses	2,481,078	894,075	3,375,153	2,148,522	880,816	3,029,338
Operating income (loss)	(726,190)	(894,075)	(1,620,265)	82,865	(880,816)	(797,951)
Other income (expense):
Rent and other income	1,479	(190,929)	(189,450)	21,714	119,850	141,564
Interest income	—	193,944	193,944	—	224,292	224,292
Interest expense	(95,677)	(8,348)	(104,025)	(79,047)	(6,423)	(85,470)
Total other income (expense), net	(94,198)	(5,333)	(99,531)	(57,333)	337,719	280,386
Income (loss) before income taxes	$(820,388)	$(899,408)	(1,719,796)	$25,532	$(543,097)	(517,565)
Provision (benefit) for income taxes			—			—
Net loss			(1,719,796)			(517,565)
Less: Net (income) loss attributable to noncontrolling interest			33			(59)
Net loss attributable to Dynacq Healthcare, Inc.			$(1,719,763)			$(517,624)

Operational statistics (Number of medical procedures) for Pasadena facility:
Inpatient:
Bariatric	—			15
Orthopedic	14			5
Other	1			8
Total inpatient procedures	15			28
Outpatient:
Orthopedic	97			77
Other	126			102
Total outpatient procedures	223			179
Total procedures	238			207

	Six Months Ended February 28, 2015			Six Months Ended February 28, 2014
	U.S. Division	Corporate	Total	U.S. Division	Corporate	Total
Net patient service revenue	$4,073,566	$—	$4,073,566	$4,490,634	$—	$4,490,634
Costs and expenses:
Compensation and benefits	2,191,054	1,090,259	3,281,313	1,891,254	1,152,961	3,044,215
Medical services and supplies	855,225	—	855,225	921,563	—	921,563
Other operating expenses	1,986,034	552,152	2,538,186	1,646,632	512,108	2,158,740
Depreciation and amortization	171,678	1,402	173,080	192,839	2,005	194,844
Total costs and expenses	5,203,991	1,643,813	6,847,804	4,652,288	1,667,074	6,319,362
Operating loss	(1,130,425)	(1,643,813)	(2,774,238)	(161,654)	(1,667,074)	(1,828,728)
Other income (expense):
Rent and other income (expense)	4,990	(173,139)	(168,149)	31,558	385,551	417,109
Interest income	—	429,059	429,059	—	426,615	426,615
Interest expense	(190,341)	(16,624)	(206,965)	(222,330)	(19,092)	(241,422)
Total other income (expense), net	(185,351)	239,296	53,945	(190,772)	793,074	602,302
Loss before income taxes	$(1,315,776)	$(1,404,517)	(2,720,293)	$(352,426)	$(874,000)	(1,226,426)
Benefit for income taxes			—			—
Net loss			(2,720,293)			(1,226,426)
Less: Net income attributable to noncontrolling interest			(85)			(33)
Net loss attributable to Dynacq Healthcare, Inc.			$(2,720,378)			$(1,226,459)

Operational statistics (Number of medical procedures) for Pasadena facility:
Inpatient:
Bariatric	6			35
Orthopedic	32			18
Other	4			13
Total inpatient procedures	42			66
Outpatient:
Orthopedic	166			141
Other	274			241
Total outpatient procedures	440			382
Total procedures	482			448

Three Months Ended February 28, 2015 Compared to the Three Months Ended February 28, 2014

U.S. Division

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has accrued an amount of $11.3 million, and an additional amount of $3.7 million in interest payable as accrued liabilities. For a detailed discussion of this, see Revenue Recognition discussed in Item 1 - Notes to Consolidated Financial Statements.

Net patient service revenue decreased by $476,499, or 21%, from $2,231,387 to $1,754,888, and total surgical cases increased by 15% from 207 cases for the three months ended February 28, 2014 to 238 cases for the three months ended February 28, 2015.  While the number of cases increased by 15%, net patient service revenue decreased by 21%, primarily due to a change in the surgical mix of cases. The gross billed charges increased by 22% from $6,618,079 for the three months ended February 28, 2014 to $8,059,057 for the three months ended February 28, 2015. However, due to an increase in allowances from 66% to 78%, net patient service revenue decreased by 21%. The increase in allowances is due to an increased pressure by insurance carriers towards lower reimbursements, and also due to lower collections in the current period compared to the prior period on old accounts receivable that was fully reserved for.

 Total costs and expenses increased by $332,556, or 15%, from $2,148,522 for the three months ended February 28, 2014 to $2,481,078 for the three months ended February 28, 2015. The following discusses the various changes in costs and expenses:

•	Compensation and benefits increased by $137,237, or 14%, primarily associated with increase in workforce due to higher gross billed charges.

•	Medical services and supplies expenses increased by $39,745, primarily due to a change in the surgical mix of cases. The number of inpatient orthopedic cases increased from 5 cases for the three months ended February 28, 2014 to 14 cases for the three months ended February 28, 2015, and these require more medical supplies and services

•	Other operating expenses increased by $155,251, or 19%, primarily associated with higher gross billed charges.

Other expense for the three months ended February 28, 2015 and 2014 of $94,198 and $57,333, respectively, includes interest expense associated with the stop-loss cases discussed above.

Corporate Division

Compensation and benefits for the Corporate Division includes all corporate personnel compensation and benefits. It also includes $49,341 of non-cash compensation expense for each of the three months ended February 28, 2015 and 2014, related to employees’ incentive stock options granted in fiscal years 2007, 2011 and 2012. Apart from the stock option expense discussed above, compensation and benefits decreased by 12% in 2015, compared to 2014, due to a reduction in corporate staff.

Other operating expenses include all corporate general and administrative expenses, including other professional fees such as legal expenses and audit expenses. It increased by $85,668, from $236,053 for the three months ended February 28, 2014 to $321,721 for the three months ended February 28, 2015. The increase in other operating expenses is due to an increase in gross billed charges.

Rent and other income (expense) decreased by $310,779, from $119,850 for the three months ended February 28, 2014 to $(190,929) for the three months ended February 28, 2015. Rent and other income for the three months ended February 28, 2015 includes an amount of $257,864 in foreign currency losses, which was offset by (a) collections of $24,693 on accounts receivable of the Company’s hospitals that were sold in prior years, and were fully reserved for, and (b) miscellaneous other income of $42,242. Rent and other income for the three months ended February 28, 2014 includes (a) an amount of $11,155 in foreign currency gains, and (b) miscellaneous other income of $108,695.

Interest income of $193,944 and $224,292 for the three months ended February 28, 2015 and 2014, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

The Company’s investments in debt instruments (corporate and municipal bonds) are recorded at fair value based on quoted market prices that are traded in less active markets or priced using a quoted market price for similar investments or are priced using non-binding market consensus prices that can be corroborated by observable market data (Level 2). These investments are classified as available-for-sale securities. As of February 28, 2015, these securities are valued at approximately $17.9 million. Unrealized gains in these investments of $10.1 million are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at February 28, 2015.

Income Taxes

The Company did not recognize a benefit or provision for income taxes for the three months ended February 28, 2015 and 2014, due to the uncertainty of the Company’s ability to recognize the benefit from the carry forward of net operating losses. The Company has recorded a full valuation allowance against its deferred tax assets.

Six Months Ended February 28, 2015 Compared to the Six Months Ended February 28, 2014

U.S. Division

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has accrued an amount of $11.3 million, and an additional amount of $3.7 million in interest payable as accrued liabilities. For a detailed discussion of this, see Revenue Recognition discussed in Item 1 - Notes to Consolidated Financial Statements.

Net patient service revenue decreased by $417,068, or 9%, from $4,490,634 to $4,073,566, and total surgical cases increased by 8% from 448 cases for the six months ended February 28, 2014 to 482 cases for the six months ended February 28, 2015.  While the number of cases increased by 8%, net patient service revenue decreased by 9%, primarily due to a change in the surgical mix of cases. The gross billed charges increased by 19% from $13,658,418 for the six months ended February 28, 2014 to $16,317,829 for the six months ended February 28, 2015. However, due to an increase in allowances from 67% to 75%, net patient service revenue decreased by 9%. The increase in allowances is due to an increased pressure by insurance carriers towards lower reimbursements, and also due to lower collections in the current period compared to the prior period on old accounts receivable that was fully reserved for.

 Total costs and expenses increased by $551,703, or 12%, from $4,652,288 for the six months ended February 28, 2014 to $5,203,991 for the six months ended February 28, 2015. The following discusses the various changes in costs and expenses:

•	Compensation and benefits increased by $299,800, or 16%, primarily associated with increase in workforce due to higher gross billed charges.

•	Medical services and supplies expenses decreased by $66,338, or 7%, primarily due to a change in the surgical mix of cases. Inpatient cases decreased by 36%, which generally require more medical services and supplies.

•	Other operating expenses increased by $339,402, or 21%, primarily associated with higher gross billed charges.

Other expense for the six months ended February 28, 2015 and 2014 of $185,351 and $190,772, respectively, includes interest expense associated with the stop-loss cases discussed above.

Corporate Division

Compensation and benefits for the Corporate Division includes all corporate personnel compensation and benefits. It also includes $98,682 of non-cash compensation expense for each of the six months ended February 28, 2015 and 2014, respectively, related to employees’ incentive stock options granted in fiscal years 2007, 2011 and 2012. Apart from the stock option expense discussed above, compensation and benefits decreased by 6% in 2015, compared to 2014, due to a reduction in corporate staff.

Other operating expenses include all corporate general and administrative expenses, including other professional fees such as legal expenses and audit expenses. It increased by $40,044, from $512,108 for the six months ended February 28, 2014 to $552,152 for the six months ended February 28, 2015. The increase in other operating expenses is due to an increase in gross billed charges.

Rent and other income (expense) decreased by $558,690, from $385,551 for the six months ended February 28, 2014 to $(173,139) for the six months ended February 28, 2015. Rent and other income (expense) for the six months ended February 28, 2015 includes an amount of $399,797 in foreign currency losses, which was offset by (a) collections of $163,453 on accounts receivable of the Company’s hospitals that were sold in prior years, and were fully reserved for, and (b) miscellaneous other income of $63,205. Rent and other income for the six months ended February 28, 2014 includes (a) an amount of $84,630 in foreign currency gains, (b) a gain of $161,864 in trading securities, and (b) miscellaneous other income of $139,057.

Interest income of $429,059 and $426,615 for the six months ended February 28, 2015 and 2014, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

The Company’s investments in debt instruments (corporate and municipal bonds) are recorded at fair value based on quoted market prices that are traded in less active markets or priced using a quoted market price for similar investments or are priced using non-binding market consensus prices that can be corroborated by observable market data (Level 2). These investments are classified as available-for-sale securities. As of February 28, 2015, these securities are valued at approximately $17.9 million. Unrealized gains in these investments of $10.1 million are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at February 28, 2015. During the six months ended February 28, 2014, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had gains of $161,864 in these securities. During the first quarter of fiscal year 2014, the Company sold all of its trading securities and has not held any such securities since November 30, 2013.

Income Taxes

The Company did not recognize a benefit or provision for income taxes for the six months ended February 28, 2015 and 2014, due to the uncertainty of the Company’s ability to recognize the benefit from the carry forward of net operating losses. The Company has recorded a full valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

Our fiscal year 2014 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Cash flow used in operating activities was $2,184,402 during the six months ended February 28, 2015, primarily due to (a) a net loss of $2,720,293, and (b) a decrease in accounts payable and accrued liabilities of $642,723. Partially offsetting these cash outflows were (a) a decrease in accounts receivable of $374,700, (b) foreign currency losses of $301,419, (c) a decrease in prepaid expenses of $154,919, and (d) depreciation and amortization of $173,080.

Cash flows from investing activities

Cash flow used in investing activities was $306,867, primarily for purchase of equipment.

Cash flows from financing activities

Cash flow used in financing activities was $45,675 for purchase of treasury stock of $27,061 and payments on capital leases and notes payable of $18,614.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of February 28, 2015, our disclosure controls and procedures were effective.

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

