Form 10-Q
period 2015-05-31
DYNACQ HEALTHCARE INC
filed 2015-09-15
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	May 31, 2015	August 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,554,608	$16,819,504
Accounts receivable, net of allowances of approximately $122,597,000 and $154,132,000	1,037,864	1,986,633
Accounts receivable, other	355,531	380,456
Inventories	248,638	298,662
Interest receivable	99,311	122,041
Prepaid expenses	60,258	262,944
Total current assets	19,356,211	19,870,240
Investments available-for-sale	12,049,876	20,678,130
Property and equipment, net	6,315,953	6,224,136
Income tax receivable	800,920	800,920
Other assets	187,101	187,101
Total assets	$38,710,060	$47,760,527

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	May 31, 2015	August 31, 2014
	(Unaudited)
Liabilities and equity
Current liabilities:
Accounts payable	$1,348,121	$1,015,856
Accrued liabilities	16,246,301	18,512,986
Current portion of notes payable	—	6,734
Current portion of capital lease obligations	30,259	26,513
Total current liabilities	17,624,681	19,562,089
Non-current liabilities:
Long-term portion of capital lease obligations	15,789	41,123
Total liabilities	17,640,470	19,603,212

Commitments and contingencies

Equity:
Dynacq stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 14,418,626 shares issued and 13,460,124 shares outstanding at May 31, 2015; 14,418,626 shares issued and 13,888,010 shares outstanding at August 31, 2014	14,419	14,419
Treasury stock, 958,502 shares at May 31, 2015 and 530,616 shares at August 31, 2014, at cost	(172,115)	(27,061)
Additional paid-in capital	10,627,768	10,479,745
Accumulated other comprehensive income	8,229,315	12,616,346
Retained earnings	2,306,344	5,010,061
Total Dynacq stockholders’ equity	21,005,731	28,093,510
Non-controlling interest	63,859	63,805
Total equity	21,069,590	28,157,315
Total liabilities and equity	$38,710,060	$47,760,527

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2015	2014	2015	2014
Net patient service revenue	$1,047,426	$2,748,772	$5,120,992	$7,239,406
Costs and expenses:
Compensation and benefits	1,584,218	1,588,618	4,865,531	4,632,833
Medical services and supplies	252,614	532,021	1,107,839	1,453,584
Other operating expenses	1,296,099	1,158,181	3,834,285	3,316,921
Depreciation and amortization	87,143	85,788	260,223	280,632
Total costs and expenses	3,220,074	3,364,608	10,067,878	9,683,970
Operating loss	(2,172,648)	(615,836)	(4,946,886)	(2,444,564)
Other income (expense):
Rent and other income	2,118,542	194,775	1,950,393	611,884
Interest income	178,921	226,705	607,980	653,320
Interest expense	(108,186)	(105,113)	(315,151)	(346,535)
Total other income, net	2,189,277	316,367	2,243,222	918,669
Income (loss) before income taxes	16,629	(299,469)	(2,703,664)	(1,525,895)
Provision (benefit) for income taxes	—	—	—	—
Net income (loss)	16,629	(299,469)	(2,703,664)	(1,525,895)
Less: Net (income) loss attributable to noncontrolling interest	32	29	(53)	(4)
Net income (loss) attributable to Dynacq Healthcare, Inc.	$16,661	$(299,440)	$(2,703,717)	$(1,525,899)
Basic and diluted income (loss) per common share	$0.00	$(0.02)	$(0.20)	$(0.11)
Basic and diluted average common shares outstanding	13,674,067	14,418,626	13,802,433	14,431,126

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2015	2014	2015	2014
Net income (loss)	$16,629	$(299,469)	$(2,703,664)	$(1,525,895)
Other comprehensive income (loss):
Net change in fair value of available-for-sale securities, net of taxes of $-0-	(1,895,533)	1,194,983	(4,387,031)	3,766,295
Other comprehensive income (loss)	(1,895,533)	1,194,983	(4,387,031)	3,766,295
Comprehensive income (loss)	(1,878,904)	895,514	(7,090,695)	2,240,400
Less comprehensive (income) loss attributable to noncontrolling interest	32	29	(53)	(4)
Comprehensive income (loss) attributable to Dynacq Healthcare, Inc.	$(1,878,872)	$895,543	$(7,090,748)	$2,240,396

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended May 31,
	2015	2014
Cash flows from operating activities
Net loss	$(2,703,664)	$(1,525,895)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	260,223	280,632
Gain on sale of investments available-for-sale and trading securities	(2,094,000)	(161,864)
Stock based compensation	148,023	148,023
Gain on sale of assets	(2,750)	—
Foreign currency exchange (gains) losses	335,223	(60,485)
Changes in operating assets and liabilities:
Accounts receivable	948,769	(752,967)
Accounts receivable, other	24,925	—
Interest receivable	22,730	(50,513)
Inventories	50,024	(11,677)
Prepaid expenses	202,686	34,464
Income tax receivable	—	569,430
Accounts payable	332,265	(29,916)
Accrued liabilities	(2,239,623)	4,240,480
Net cash from operating activities	(4,715,169)	2,679,712

Cash flows from investing activities
Sales proceeds of investments available-for-sale and trading securities	6,000,000	1,233,286
Purchase of equipment	(352,040)	(231,280)
Sales proceeds of equipment	2,750	—
Net cash from investing activities	5,650,710	1,002,006

Cash flows from financing activities
Principal payments on notes payable	(6,734)	(30,028)
Purchase of treasury stock	(172,115)	—
Payments on capital lease	(21,588)	(108,776)
Net cash from financing activities	(200,437)	(138,804)

Net change in cash and cash equivalents	735,104	3,542,914
Cash at beginning of period	16,819,504	13,585,447
Cash at end of period	$17,554,608	$17,128,361
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$2,527	$21,564
Income taxes	$0	$0
Non cash investing and financing activities:
Unrealized change in fair value of available-for-sale securities	$(4,387,031)	$3,766,295

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

May 31, 2015

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company's expenses are "cost of revenue" items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $1.1 million and $1.0 million for the three months ended May 31, 2015 and 2014, respectively, and approximately $3.0 million and $2.8 million for the nine months ended May 31, 2015 and 2014, respectively. These financial statements should be read in conjunction with the audited financial statements as of August 31, 2014. Operating results for the three and nine months ended May 31, 2015 are not necessarily indicative of the results that may be expected for the year ending August 31, 2015.

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

Investments in Available-for-Sale and Trading Securities

The Company’s investments in debt instruments (corporate and municipal bonds) are recorded at fair value based on quoted market prices that are traded in less active markets or priced using a quoted market price for similar investments or are priced using non-binding market consensus prices that can be corroborated by observable market data (Level 2). These investments are classified as available-for-sale securities. These investments are subject to default risk. Unrealized gains in the fair value are reported in accumulated other comprehensive income, net of related income tax effect. The Company regularly monitors its investment portfolio for any decline in fair value that is other than temporary and records any such impairment as an impairment loss. The determination of the gain or loss on the sale of any security is made using the specific identification method. During the three months ended May 31, 2015, one particular security was called with sales proceeds of $6 million, on which the Company had a gain of approximately $2.1 million.

The Company also invested in initial public offerings of equity securities on the Hong Kong Stock Exchange. These investments are classified as trading securities, and were carried at fair value. These investments were subject to fluctuations in the market price. During the nine months ended May 31, 2014, the Company had a net gain of $161,864 in these securities. During the first quarter of fiscal year 2014, the Company sold all of its trading securities and has not held any such securities since November 30, 2013.

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

Net Income (Loss) per Common Share

The following table presents the computation of basic and diluted income (loss) per common share attributable to the Company:

	Three months ended May 31,		Nine months ended May 31,
	2015	2014	2015	2014
Basic and diluted loss per common share:
Numerator:
Net income (loss)	$16,629	$(299,469)	$(2,703,664)	$(1,525,895)
Less: Net (income) loss attributable to noncontrolling interest	32	29	(53)	(4)
Net income (loss) attributable to Dynacq Healthcare, Inc.	$16,661	$(299,440)	$(2,703,717)	$(1,525,899)
Denominator:
Basic and diluted average common shares outstanding	13,674,067	14,418,626	13,802,433	14,431,126
Basic and diluted income (loss) per common share:	$0.00	$(0.02)	$(0.20)	$(0.11)

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net income (loss) per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to approximately 784,000 shares and 1,013,000 shares for the nine months ended May 31, 2015 and 2014, respectively.

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

Stock Based Compensation

Year 2011 Stock Incentive Plan

The purpose of the Year 2011 Stock Incentive Plan (“2011 Plan”) is to strengthen the Company by providing an incentive to its employees, officers, consultants and directors and to encourage them to devote their abilities and industry to the success of the Company’s business enterprise. It is intended that this purpose be achieved by extending to employees, officers, consultants and directors of the Company and its subsidiaries an added long-term incentive for high levels of performance and unusual efforts through the grant of incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance awards and restricted stock. The Company has reserved 15,000,000 shares of common stock for issuance under the 2011 Plan. As of May 31, 2015, there remain 250,000 shares to be issued upon exercise of outstanding options, and 14,750,000 shares which can be issued under the 2011 Plan after giving effect to shares issued and canceled.

2000 Incentive Plan

The Company's 2000 Incentive Plan ("2000 Plan") provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the 2000 Plan. The 2000 Plan does not have a fixed termination date, provided that no incentive stock option can be granted subsequent to August 29, 2011. As of May 31, 2015, there remain 534,000 shares to be issued upon exercise of outstanding options, and no new stock options awards will be issued under the 2000 Plan.

The following table summarizes the stock option activities for the nine months ended May 31, 2015 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share
Outstanding, August 31, 2014	995	$2.18
Granted	—	—
Exercised	—	—
Expired or canceled	(211)	4.27
Outstanding, May 31, 2015	784	1.62

For the nine months ended May 31, 2015 and 2014, there were no stock options exercised. The aggregate intrinsic value of the stock options outstanding as of May 31, 2015 and 2014 is $-0-, since the market price is lower than the exercise price.

The following summarizes information related to stock options outstanding as of May 31, 2015, and related weighted average price and life information:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares
	(Share Amounts In Thousands)
$1.10	250	6.6	188
$1.86	534	6.1	401
Total	784	6.3	589

For the three months ended May 31, 2015 and 2014, stock-based compensation expense associated with the Company’s stock options was $49,341 in each period. For the nine months ended May 31, 2015 and 2014, stock-based compensation expense associated with the Company’s stock options was $148,023 in each period. The total unrecognized compensation expense for outstanding stock options as of May 31, 2015 was $33,000, and will be recognized, in general, over five months.

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

The following table summarizes our financial assets and liabilities measured and reported in the Company’s statement of financial position at fair value on a recurring basis as of May 31, 2015, segregated among the appropriate levels within the fair value hierarchy:

	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	$—	$12,049,876	$—

The Company’s investments in Level 2 are in perpetual debt instruments (corporate and municipal bonds) traded on the European markets, at a cost of $4,078,646, are recorded at fair value based on quoted market prices that are traded in less active markets or priced using a quoted market price for similar investments or are priced using non-binding market consensus prices that can be corroborated by observable market data (Level 2), and there has been no change in valuation techniques for these investments (Level 2).

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

The following table shows gross revenues and allowances for the three and nine months ended May 31, 2015 and 2014:

	Three months ended May 31,		Nine months ended May 31,
	2015	2014	2015	2014

Gross billed charges	$5,798,725	$8,148,181	$22,116,554	$21,806,599
Allowances	4,751,299	5,399,409	16,995,562	14,567,193
Net revenue	$1,047,426	$2,748,772	$5,120,992	$7,239,406
Allowance percentage	82%	66%	77%	67%

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

Through May 2015, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, when the payments were made, the carriers requested refunds of the payments made in the event that the SOAH decisions and orders were reversed on appeal (which they were). Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. As a result of the reversal of the SOAH decisions and orders, Texas Mutual Insurance Company and other carriers filed petitions in Travis County district court seeking a refund in cases in which the awards were voluntarily paid. The district court found in favor of Texas Mutual and the Company was ordered to refund approximately $4.2 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. The Company did not object to the reversal and remand of the SOAH decisions and orders, but did object to the judgments ordering refunds and those judgments were appealed to the Third Court of Appeals. As part of the appeals, the Company deposited the amounts that were ordered to be refunded as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. On June 6, 2013, the judgments ordering refunds were reversed by the Court of Appeals. The Court of Appeals held that if Texas Mutual wants a refund, it must pursue the refund demand administratively through the TDWC rather than through the district courts. Texas Mutual filed a motion for rehearing with the Court of Appeals which ultimately was denied. The Company filed motions in all 47 cases with the district court asking that the district clerk be ordered to release the deposited funds to the Company, and in January 2014, the Company received the deposits and accrued interest totaling $4.2 million. In addition, Texas Mutual filed three additional petitions in district court for cases that were left out of the original 47. The court granted Texas Mutual’s petitions and ordered the Company to refund approximately $300,000, including prejudgment interest to Texas Mutual. These judgments were granted before the Court of Appeals reversed the district court’s original judgments. These three cases were appealed to the Court of Appeals and the funds ordered refunded were deposited with the district clerk. As with the other 47 cases, the Court of Appeals reversed the district court’s final judgments in these three cases and the Company filed motions with the district court asking that the district clerk be ordered to release the deposited funds to the Company, and in February 2014, the Company received the deposits and accrued interest totaling approximately $300,000. The total refund received by the Company in fiscal year 2014 for the 50 stop-loss cases discussed above was $4,476,097.

During the time that the carriers’ petitions seeking refunds were pending, because of the uncertainty of the results at that time, as of May 31, 2015, the Company has accrued the total potential refund amount of $11.3 million, and an additional amount of $3.8 million in interest payable, as accrued liabilities. This includes the deposit amounts refunded back to the Company in January and February 2014. We do not anticipate that any other carriers will pursue refund demands through district court but instead will pursue them administratively through TDWC. The cases in which the SOAH decisions and orders were reversed have been or are being remanded to TDWC for determinations of whether the services provided were unusually costly and unusually extensive. The carriers contend that the voluntary payments made pursuant to the Decisions and Orders were premature payments by the carriers and may be ordered to be refunded. The Company disagrees with this contention. After the reversal of the judgments it obtained from the district court ordering refunds, on December 4, 2013, Texas Mutual made a formal request to the Commissioner of Workers’ Compensation that he administratively order the Company to make refunds to Texas Mutual (in the same amount that was sought in the district court). The Company responded to this request on December 11, 2013, asking that it be denied. The matter is pending at this time. As to the matters remanded to TDWC and SOAH, once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in many of the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured. In March 2014, a settlement conference with one self-insured entity successfully resolved the stop-loss cases in which that entity was involved. Although the Company is willing to participate in settlement negotiations, we anticipate that few, if any, other carriers are interested in doing so at this time. It is anticipated that hearings at SOAH on the pending stop-loss cases will begin in November 2015.

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

Noncontrolling Interest

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as noncontrolling interest. Noncontrolling interest reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interest was 1% at May 31, 2015).

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

	Three months ended May 31,		Nine months ended May 31,
	2015	2014	2015	2014
Available-for-sale securities
Accumulated other comprehensive income balance, beginning of period	$10,124,848	$11,953,646	$12,616,346	$9,382,334
Other comprehensive income (loss):
Unrealized gains (losses), net of taxes of $-0-	198,467	1,194,983	(2,293,031)	3,766,295
Reclassification adjustments for gains included in rent and other income	(2,094,000)	—	(2,094,000)	—
Tax provision	—	—	—	—
Amount reclassified from accumulated other comprehensive income	(2,094,000)	—	(2,094,000)	—
Other comprehensive income (loss)	(1,895,533)	1,194,983	(4,387,031)	3,766,295
Accumulated other comprehensive income balance, end of period	$8,229,315	$13,148,629	$8,229,315	$13,148,629

Contingencies

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has accrued an amount of $11.3 million, and an additional amount of $3.8 million in interest payable, as accrued liabilities. For a detailed discussion of this, see Revenue Recognition Policy under Notes to Consolidated Financial Statements.

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

Corporate Division

The Company formed Sino Bond to hold and manage investments in Hong Kong. Sino Bond invests in debt instruments (corporate and municipal) and equity securities in Europe and Asia, including initial public offerings and pre-initial public offerings. The Company invests in various marketable securities. During the three months ended May 31, 2015, one particular security was called on which the Company had a gain of approximately $2.1 million. As of May 31, 2015, the balance of these securities is valued at approximately $12.0 million. During the nine months ended May 31, 2014, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had a net gain of $161,864 in these securities. During the first quarter of fiscal year 2014, the Company sold all of its trading securities and has not held any such securities since November 30, 2013.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three months ended May 31,		Nine months ended May 31,
	2015	2014	2015	2014
Revenues from external customers
Net patient service revenues
U.S. Division	$1,047,426	$2,748,772	$5,120,992	$7,239,406
Corporate	—	—	—	—
Consolidated	$1,047,426	$2,748,772	$5,120,992	$7,239,406

Income (loss) before taxes
U.S. Division	$(1,284,694)	$186,954	$(2,600,470)	$(165,472)
Corporate	1,301,323	(486,423)	(103,194)	(1,360,423)
Consolidated	$16,629	$(299,469)	$(2,703,664)	$(1,525,895)

	May 31, 2015	August 31, 2014
Total Assets
U.S. Division	$16,488,296	$15,967,472
Corporate	22,221,764	31,793,055
Consolidated	$38,710,060	$47,760,527

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

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the three and nine months ended May 31, 2015. For a discussion of our critical accounting policies see Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2014.

Results of Operations

	Three Months Ended May 31, 2015			Three Months Ended May 31, 2014
	U.S. Division	Corporate	Total	U.S. Division	Corporate	Total
Net patient service revenue	$1,047,426	$—	$1,047,426	$2,748,772	$—	$2,748,772
Costs and expenses:
Compensation and benefits	1,008,226	575,992	1,584,218	1,037,457	551,161	1,588,618
Medical services and supplies	252,614	—	252,614	532,021	—	532,021
Other operating expenses	889,407	406,692	1,296,099	855,476	302,705	1,158,181
Depreciation and amortization	86,468	675	87,143	84,785	1,003	85,788
Total costs and expenses	2,236,715	983,359	3,220,074	2,509,739	854,869	3,364,608
Operating income (loss)	(1,189,289)	(983,359)	(2,172,648)	239,033	(854,869)	(615,836)
Other income (expense):
Rent and other income	4,106	2,114,436	2,118,542	44,644	150,131	194,775
Interest income	—	178,921	178,921	—	226,705	226,705
Interest expense	(99,511)	(8,675)	(108,186)	(96,723)	(8,390)	(105,113)
Total other income (expense), net	(95,405)	2,284,682	2,189,277	(52,079)	368,446	316,367
Income (loss) before income taxes	$(1,284,694)	$1,301,323	16,629	$186,954	$(486,423)	(299,469)
Provision (benefit) for income taxes			—			—
Net income (loss)			16,629			(299,469)
Less: Net loss attributable to noncontrolling interest			32			29
Net income (loss) attributable to Dynacq Healthcare, Inc.			$16,661			$(299,440)

Operational statistics (Number of medical procedures) for Pasadena facility:
Inpatient:
Bariatric	9			15
Orthopedic	14			14
Other	2			6
Total inpatient procedures	25			35
Outpatient:
Orthopedic	57			56
Other	101			130
Total outpatient procedures	158			186
Total procedures	183			221

	Nine Months Ended May 31, 2015			Nine Months Ended May 31, 2014
	U.S. Division	Corporate	Total	U.S. Division	Corporate	Total
Net patient service revenue	$5,120,992	$—	$5,120,992	$7,239,406	$—	$7,239,406
Costs and expenses:
Compensation and benefits	3,199,280	1,666,251	4,865,531	2,928,711	1,704,122	4,632,833
Medical services and supplies	1,107,839	—	1,107,839	1,453,584	—	1,453,584
Other operating expenses	2,875,441	958,844	3,834,285	2,502,108	814,813	3,316,921
Depreciation and amortization	258,146	2,077	260,223	277,624	3,008	280,632
Total costs and expenses	7,440,706	2,627,172	10,067,878	7,162,027	2,521,943	9,683,970
Operating income (loss)	(2,319,714)	(2,627,172)	(4,946,886)	77,379	(2,521,943)	(2,444,564)
Other income (expense):
Rent and other income	9,096	1,941,297	1,950,393	76,202	535,682	611,884
Interest income	—	607,980	607,980	—	653,320	653,320
Interest expense	(289,852)	(25,299)	(315,151)	(319,053)	(27,482)	(346,535)
Total other income (expense), net	(280,756)	2,523,978	2,243,222	(242,851)	1,161,520	918,669
Loss before income taxes	$(2,600,470)	$(103,194)	(2,703,664)	$(165,472)	$(1,360,423)	(1,525,895)
Benefit for income taxes			—			—
Net loss			(2,703,664)			(1,525,895)
Less: Net income attributable to noncontrolling interest			(53)			(4)
Net loss attributable to Dynacq Healthcare, Inc.			$(2,703,717)			$(1,525,899)

Operational statistics (Number of medical procedures) for Pasadena facility:
Inpatient:
Bariatric	15			50
Orthopedic	46			32
Other	6			19
Total inpatient procedures	67			101
Outpatient:
Orthopedic	223			197
Other	375			371
Total outpatient procedures	598			568
Total procedures	665			669

Three Months Ended May 31, 2015 Compared to the Three Months Ended May 31, 2014

U.S. Division

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has accrued an amount of $11.3 million, and an additional amount of $3.8 million in interest payable as accrued liabilities. For a detailed discussion of this, see Revenue Recognition discussed in Item 1 - Notes to Consolidated Financial Statements.

Net patient service revenue decreased by $1,701,346, or 62%, from $2,748,772 to $1,047,426, and total surgical cases decreased by 17% from 221 cases for the three months ended May 31, 2014 to 183 cases for the three months ended May 31, 2015.  While the number of cases decreased by 17%, net patient service revenue decreased by 62%, primarily due to a change in the surgical mix of cases. The gross billed charges decreased by 28% from $8,148,181 for the three months ended May 31, 2014 to $5,798,725 for the three months ended May 31, 2015. However, due to an increase in allowances from 66% to 82%, net patient service revenue decreased by 62%. The increase in allowances is due to an increased pressure by insurance carriers towards lower reimbursements, and also due to lower collections in the current period compared to the prior period on old accounts receivable that was fully reserved for.

Total costs and expenses decreased by $273,024, or 11%, from $2,509,739 for the three months ended May 31, 2014 to $2,236,715 for the three months ended May 31, 2015. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased by $29,231, or 3%, primarily associated with decrease in workforce due to lower gross billed charges.

•	Medical services and supplies expenses decreased by $279,407 or 53%, primarily due to a 17% decrease in the total number of cases and also due a change in the surgical mix of cases. Inpatient cases decreased by 29%, which generally require more medical services and supplies.

•	Other operating expenses increased by $33,931, or 4%, primarily due to higher professional fees incurred for implementation of electronic medical records.

Other expense for the three months ended May 31, 2015 and 2014 of $95,405 and $52,079, respectively, includes interest expense associated with the stop-loss cases discussed above.

Corporate Division

Compensation and benefits for the Corporate Division includes all corporate personnel compensation and benefits. It also includes $49,341 of non-cash compensation expense for each of the three months ended May 31, 2015 and 2014, related to employees’ incentive stock options granted in fiscal years 2007, 2011 and 2012. Apart from the stock option expense discussed above, compensation and benefits increased by 5% in 2015, compared to 2014, due to general increases in pay rates.

Other operating expenses include all corporate general and administrative expenses, including other professional fees such as legal expenses and audit expenses. It increased by $103,987, from $302,705 for the three months ended May 31, 2014 to $406,692 for the three months ended May 31, 2015. The increase in other operating expenses is due to an increase in legal and other professional fees primarily relating to the law suits that were ongoing in the current period. For a detailed discussion of this, see Contingencies discussed in Item 1 - Notes to Consolidated Financial Statements.

Rent and other income increased by $1,964,305, from $150,131 for the three months ended May 31, 2014 to $2,114,436 for the three months ended May 31, 2015. Rent and other income for the three months ended May 31, 2015 includes (a) a gain of $2,094,000 on a bond called during the current period, (b) collections of $22,492 on accounts receivable of the Company’s hospitals that were sold in prior years, and were fully reserved for, and (c) miscellaneous other income of $42,554. These gains were offset by an amount of $44,610 in foreign currency losses. Rent and other income for the three months ended May 31, 2014 includes (a) an amount of $9,791 in foreign currency losses, and (b) miscellaneous other income of $159,922.

Interest income of $178,921 and $226,705 for the three months ended May 31, 2015 and 2014, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

The Company’s investments in debt instruments (corporate and municipal bonds) are recorded at fair value based on quoted market prices that are traded in less active markets or priced using a quoted market price for similar investments or are priced using non-binding market consensus prices that can be corroborated by observable market data (Level 2). These investments are classified as available-for-sale securities. As of May 31, 2015, these securities are valued at approximately $12.0 million. Unrealized gains in these investments of $8.2 million are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at May 31, 2015. During the three months ended May 31, 2015, one particular security was called with sales proceeds of $6 million, on which the Company had a gain of approximately $2.1 million.

Income Taxes

The Company did not recognize a benefit or provision for income taxes for the three months ended May 31, 2015 and 2014, due to the uncertainty of the Company’s ability to recognize the benefit from the carry forward of net operating losses. The Company has recorded a full valuation allowance against its deferred tax assets.

Nine Months Ended May 31, 2015 Compared to the Nine Months Ended May 31, 2014

U.S. Division

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has accrued an amount of $11.3 million, and an additional amount of $3.8 million in interest payable as accrued liabilities. For a detailed discussion of this, see Revenue Recognition discussed in Item 1 - Notes to Consolidated Financial Statements.

Net patient service revenue decreased by $2,118,414, or 29%, from $7,239,406 to $5,120,992, and total surgical cases decreased by 1% from 669 cases for the nine months ended May 31, 2014 to 665 cases for the nine months ended May 31, 2015.  While the number of cases decreased by 1%, net patient service revenue decreased by 29%, primarily due to a change in the surgical mix of cases. The gross billed charges increased by 1% from $21,806,599 for the nine months ended May 31, 2014 to $22,116,554 for the nine months ended May 31, 2015. However, due to an increase in allowances from 67% to 77%, net patient service revenue decreased by 29%. The increase in allowances is due to an increased pressure by insurance carriers towards lower reimbursements, and also due to lower collections in the current period compared to the prior period on old accounts receivable that was fully reserved for.

 Total costs and expenses increased by $278,679, or 4%, from $7,162,027 for the nine months ended May 31, 2014 to $7,440,706 for the nine months ended May 31, 2015. The following discusses the various changes in costs and expenses:

•	Compensation and benefits increased by $270,569, or 9%, primarily associated with increase in workforce due to higher gross billed charges and general increases in pay rates.

•	Medical services and supplies expenses decreased by $345,745, or 24%, primarily due to a change in the surgical mix of cases. Inpatient cases decreased by 34%, which generally require more medical services and supplies.

•	Other operating expenses increased by $373,333, or 15%, primarily associated with higher gross billed charges, and also due to higher professional fees incurred for implementation of electronic medical records.

Other expense for the nine months ended May 31, 2015 and 2014 of $280,756 and $242,851, respectively, includes interest expense associated with the stop-loss cases discussed above.

Corporate Division

Compensation and benefits for the Corporate Division includes all corporate personnel compensation and benefits. It also includes $148,023 of non-cash compensation expense for each of the nine months ended May 31, 2015 and 2014, related to employees’ incentive stock options granted in fiscal years 2007, 2011 and 2012. Apart from the stock option expense discussed above, compensation and benefits decreased by 2% in 2015, compared to 2014, due to a reduction in corporate staff, partially offset by general increases in pay rates.

Other operating expenses include all corporate general and administrative expenses, including other professional fees such as legal expenses and audit expenses. It increased by $144,031, from $814,813 for the nine months ended May 31, 2014 to $958,844 for the nine months ended May 31, 2015. The increase in other operating expenses is due to an increase in legal and other professional fees primarily relating to the law suits that were ongoing in the current period. For a detailed discussion of this, see Contingencies discussed in Item 1 - Notes to Consolidated Financial Statements.

Rent and other income increased by $1,405,615, from $535,682 for the nine months ended May 31, 2014 to $1,941,297 for the nine months ended May 31, 2015. Rent and other income for the nine months ended May 31, 2015 includes (a) a gain of $2,094,000 on a bond called during the current period, (b) collections of $185,945 on accounts receivable of the Company’s hospitals that were sold in prior years, and were fully reserved for, and (c) miscellaneous other income of $105,759. These gains were offset by an amount of $444,407 in foreign currency losses. Rent and other income for the nine months ended May 31, 2014 includes (a) an amount of $74,839 in foreign currency gains, (b) a gain of $161,864 in trading securities, and (b) miscellaneous other income of $298,979.

Interest income of $607,980 and $653,320 for the nine months ended May 31, 2015 and 2014, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

The Company’s investments in debt instruments (corporate and municipal bonds) are recorded at fair value based on quoted market prices that are traded in less active markets or priced using a quoted market price for similar investments or are priced using non-binding market consensus prices that can be corroborated by observable market data (Level 2). These investments are classified as available-for-sale securities. As of May 31, 2015, these securities are valued at approximately $12.0 million. Unrealized gains in these investments of $8.2 million are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at May 31, 2015. During the nine months ended May 31, 2015, one particular security was called with sales proceeds of $6 million, on which the Company had a gain of approximately $2.1 million.

During the nine months ended May 31, 2014, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had gains of $161,864 in these securities. During the first quarter of fiscal year 2014, the Company sold all of its trading securities and has not held any such securities since November 30, 2013.

Income Taxes

The Company did not recognize a benefit or provision for income taxes for the nine months ended May 31, 2015 and 2014, due to the uncertainty of the Company’s ability to recognize the benefit from the carry forward of net operating losses. The Company has recorded a full valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

Our fiscal year 2014 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Cash flow used in operating activities was $4,715,169 during the nine months ended May 31, 2015, primarily due to (a) a net loss of $2,703,664, (b) a decrease in accounts payable and accrued liabilities of $1,907,358, and (c) a gain of $2,094,000 on sale of an available for sale security. Partially offsetting these cash outflows were (a) a decrease in accounts receivable of $948,769, (b) foreign currency losses of $335,223, (c) a decrease in prepaid expenses of $202,686, and (d) depreciation and amortization of $260,223.

Cash flows from investing activities

Cash flow provided by investing activities was $5,650,710, primarily due to sales proceeds of $6,000,000 of available for sale securities, which was partially offset by purchase of equipment of $352,040.

Cash flows from financing activities

Cash flow used in financing activities was $200,437 for purchase of treasury stock of $172,115 and payments on capital leases and notes payable of $28,322.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of May 31, 2015, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company

On February 29, 2008 the Company’s Board of Directors authorized a program of repurchasing up to 2 million of its outstanding securities from time to time in open market transactions at prevailing prices on NASDAQ. In April 2015, binding settlement agreements were reached with some of the shareholders in a law suit discussed in Part II, Item 1 – Legal Proceedings, whereby Dynacq received 427,886 shares of the Company’s stock owned by said plaintiffs. Based on an independent appraisal, the value of these shares repurchased as treasury stock was $145,054.

Shares repurchased during the quarter ended May 31, 2015 include the following:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs

March 1 – 31, 2015	—	$—	—	1,252,172
April 1 - 30, 2015	427,886	0.34	—	1,252,172
May 1 - 31, 2015	—	—	—	1,252,172
Total	427,886	$0.34	—	1,252,172

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

