Form 10-K
period 2015-08-31
DYNACQ HEALTHCARE INC
filed 2015-11-30
CIK 890908

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2015

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 28, 2015 was $1,847,765. The price used to calculate this amount is based on a trade in the “Grey Market,” as there is currently no established public trading market for the registrant’s common stock. See below “Item 1A - Risk Factors” and “Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information regarding the Grey Market and this issue.

As of November 23, 2015, the registrant had 13,601,624 shares of common stock outstanding.

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

General

Dynacq Healthcare, Inc., a Nevada corporation (the “Company”), is a holding company that through its subsidiaries in the United States develops and manages one general acute care hospital that principally provide specialized surgeries. The Company through its United States subsidiaries owns and operates one general acute care hospital in Pasadena, Texas. The Company through its subsidiary in Hong Kong invests in debt and equity securities, including short-term investments in initial public offerings and pre-initial public offerings.

The Company was incorporated in Nevada in February 1992. In November 2003, the Company reincorporated in Delaware and changed its name from Dynacq International, Inc. to Dynacq Healthcare, Inc. In August 2007, the Company reincorporated back in Nevada. The terms "Company," "Dynacq," "our" or "we" are used herein to refer to Dynacq Healthcare, Inc. and its affiliates unless otherwise stated or indicated by context. The term "affiliates" means direct and indirect subsidiaries of Dynacq Healthcare, Inc. and partnerships and joint ventures in which subsidiaries are general or limited partners or members.

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

The Company, through its affiliates, owns or leases 100% of the real estate and equipment in its facility. As of August 31, 2015, the Company has a 100% ownership interest in its Pasadena facility.

Corporate Division

The Company formed Sino Bond Inc. Limited, a Hong Kong corporation (“Sino Bond”) to hold and manage investments in Hong Kong. Sino Bond invests in corporate debt instruments and equity securities in Europe and Asia, including initial public offerings and pre-initial public offerings.

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

At August 31, 2015 and 2014, the Company owned, through its subsidiaries, a 100% partnership interest in the Pasadena facility operating entity. The Pasadena facility's areas of practice include orthopedic and general surgery, such as spine and bariatric surgeries, various pain management modalities and other services. Through its affiliates, the Company owns 100% of the real estate and owns or leases 100% of the equipment.

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

Employees

As of November 6, 2015, the Company employed approximately 96 full-time employees. In addition, the Company employed 30 part-time/flex employees, which represent approximately 6 full-time equivalent employees.

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

For the fiscal years ended August 31, 2015 and 2014, our business generated a net loss of approximately $3.8 million in each year. In recent years, our net patient revenues have declined, relative to historical levels, due to declines in patient referrals. While we continue to seek out additional sources of patient referrals, we have not been able to realize the substantial increase in patient referrals we require in order to generate the revenues needed to offset our operating losses. Our industry is highly competitive, and we have not been able to identify and execute any business plan that might result in an operating profit. We are currently evaluating strategic alternatives in an attempt to reverse our historical trend of operating losses, although there can be no assurance that we will be able to reverse this trend. If we are unable to generate positive net income on a consistent basis going forward, we may not be able to continue our operations.

Our cash reserves cannot continue to support the level of losses we have incurred in recent years.

As of August 31, 2015, we had approximately $18.8 million in net assets, including approximately $15.8 million in cash and cash equivalents, available for continuing operations. These reserves are being steadily depleted by our losses, which totaled approximately $44.1 million in our last five fiscal years. If we are unsuccessful in implementing an alternative business plan to increase revenues and improve performance, or are otherwise required to continue to use a substantial portion of our current assets in order to continue our day to day operations, then our continued operations will not be sustainable.

A significant percentage of our revenues are generated through relatively few physicians.

For the fiscal year ended August 31, 2015, approximately 84% of our gross revenues were generated from six surgeons. For the fiscal year ended August 31, 2014, approximately 84% of our gross revenues were generated from five surgeons. The loss of physicians who provide significant net patient revenues for the Company may adversely affect our results of operations.

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

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash investments and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of (a) Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation ("SIPC") insurance limits in the U.S. and (b) Hong Kong Deposit Protection Board (“HKDPB”) insurance limits in Hong Kong. At August 31, 2015, the Company had cash balances in excess of the FDIC and SIPC limits in the U.S. and HKDPB limits in Hong Kong of $13.9 million. Management believes that these financial institutions are of high quality and the risk of loss is minimal. However, if any of these financial institutions were to fail and we were unable to recover our cash balances, it could have a material adverse effect on the Company's business, financial condition or results of operations.

Our business could be adversely affected by foreign currency fluctuation.

 Because we have total assets of approximately $9.6 million which are denominated in currency other than the U.S. dollar (USD), we have foreign currency exchange risk. The U.S. dollar (USD) has experienced volatility in world markets recently. During fiscal 2015 and 2014, fluctuation in the Euro – Hong Kong dollar exchange rate resulted in exchange losses of $400,162 and $21,319, respectively, which are included in rent and other income in our consolidated statements of operations.

Our investments in marketable securities in foreign markets are subject to a high degree of risk and differences in market conditions than those in the U.S.

We have significant unrealized gains on our investments in available-for-sale securities. Approximately 30% of our assets as of August 31, 2015 are represented by foreign investment securities, which are generally less liquid, more volatile and harder to value than U.S. securities. These foreign investments are subject to unique risks such as currency risk, political, social and economic risk, and foreign market and trading risk. Foreign investments may be affected by political, social or economic events occurring in a country where the bonds are invested, which could cause the investments in that country to experience gains or losses. Lack of public information and uniform auditing, accounting and financial reporting standards in foreign countries make disclosure of investment information different from that available from domestic issuers. The trading markets for these investments are significantly less active than U.S. markets and may have less governmental regulation and oversight. Because of these risks, and others, there can be no assurance that the Company’s investments in securities in foreign markets will retain or increase in value or can be liquidated at a price or time favorable to the Company.

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

Mrs. Ella Chan, wife of our former Chairman and Chief Executive Officer, Mr. Chiu Chan, individually and as the sole trustee of Chiu M. Chan Family Trust, beneficially owns an aggregate of approximately 61.7% of our outstanding common stock. As the majority stockholder, she is able to control all matters requiring stockholder approval, including the election and removal of any directors and any merger, consolidation or sale of all or substantially all of our assets. Further, our governing documents provide that two-thirds constitutes a super-majority of our common stock.  A super-majority has the ability to, among other things, remove members of our Board of Directors for cause or for no cause at all. Mrs. Chan together with her son, Eric K. Chan, our Chief Executive Officer, beneficially own 63.7% of our outstanding common stock.  Accordingly, they would only need a small number of additional votes to achieve a super-majority.  This concentration of ownership could have the effect of delaying, deferring or preventing a change of control, or impeding a merger or consolidation, takeover or other business combination or sale of all or substantially all of our assets. The interests of Ella Chan and/or Eric Chan may conflict with those of other stockholders.  In the event that either elects to sell significant amounts of common stock in the future, such sales could depress the market price of our common stock, further increasing the volatility of our trading market.

We have no independent directors, and no separate board committees.

Since October 30, 2012, our Chief Executive Officer, Eric Chan, is the sole member of our Board of Directors. As a result, we no longer have any independent directors to evaluate our decisions, nor do we have any committees of our Board comprised of independent directors, including audit, nominating and compensation committees. Although we are not required by rules or regulations applicable to us to have independent directors or such committees, corporate governance measures such as the presence of independent directors and the establishment of committees comprised of independent directors may be beneficial to our stockholders. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by members of the Board who have a direct interest in the outcome. Although we anticipate seeking new independent directors in the future, there can be no assurance as to whether or when we will be successful in appointing any new directors. Moreover, while the inclusion of independent directors to our Board and the adoption of certain other corporate governance measures could benefit our stockholders, there can be no assurance that these measures would be effective even if independent directors are appointed to our Board and these governance measures are implemented.

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

Historically, there was only limited trading activity in our securities, and we have had a relatively small public float compared to the number of our shares outstanding. Additionally, as a result of the delisting of our common stock from NASDAQ, the ability of stockholders to trade any shares has been severely impeded. Accordingly, we cannot predict the extent to which investors' interest in our common stock will provide an active and liquid trading market. Due to our limited public float, we may be vulnerable to investors taking a "short position" in our common stock, which would likely have a depressing effect on the price of our common stock and add increased volatility to our trading market. Furthermore, we have been, and in the future may be subject to, class action lawsuits that further increase market volatility. The volatility of the market for our common stock could have a materially adverse effect on our business, results of operations and financial condition. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

Future issuance of additional shares of our stock could cause dilution of ownership interests and adversely affect our stock price.

In addition to approximately 86.5 million additional shares of common stock that we are authorized to issue, our Board of Directors may issue up to five million shares of preferred stock which may have greater rights than our common stock, without seeking approval from holders of our common stock.  In addition, we are obligated to issue an aggregate of approximately 772,000 shares of common stock upon the exercise of options outstanding under our 2000 and 2011 Incentive Plan. None of these options have an exercise price which is lower than the market price. The shares that could be issued upon exercise of the outstanding options represent approximately 6% of our currently outstanding shares of common stock. Additional shares are subject to options not yet granted under the Year 2011 Stock Incentive Plan, and we may grant additional options or warrants in the future to purchase shares of our common stock not under the plan.  The exercise price of each option granted under our option plan is equal to the fair market value of the shares on the date of grant, although that price may be substantially less than the value per share on the date of exercise.

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

Ping S. Chu, James G. Gerace (both former members of our Board of Directors), and Eric G. Carter (former legal counsel) along with eleven other claimants instigated a series of lawsuits making claims against Ella Y.T.C. Chan (in her individual capacity and in her capacity as Independent Executrix of the Estate of Chiu M. Chan, Deceased, our former Chief Executive Officer and director), Eric K. Chan (our current Chief Executive Officer and director), and Dynacq Healthcare, Inc. All claims were settled in mediations and as part of the settlements Dynacq repurchased 530,616 shares of Dynacq common stock in August 2014, and 286,386 shares of Dynacq stock in April 2015. These buybacks represent all stock held by each of the claimants. Additionally, as part of this settlement, Dynacq settled claims made by Eric G. Carter for payment of attorney fees, and claims by a company controlled by Mr. Carter, for breach of contract. The Company recognized $2,047,652 of expense associated with these settlements during the fiscal year ended August 31, 2014. This amount is reported as other operating expenses in the consolidated statements of operations. A portion of the settlements were attributed to the repurchase of the Company’s common stock.

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

As of November 23, 2015, there were approximately 374 record owners of the Company's common stock. This number does not include stockholders who hold the Company's securities in nominee accounts with broker-dealer firms or depository institutions.

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

Securities Authorized For Issuance under Equity Compensation Plans

The following table provides information as of August 31, 2015, with respect to the Company’s equity compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in first column)
Plans approved by shareholders	771,654	$1.61	14,750,000
Plans not approved by shareholders	—	—	—
Total	771,654	$1.61	14,750,000

Item 6.	Selected Financial Data.

Not required.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Revenue Recognition Policy

The Company has established billing rates for its medical services which it bills as services are delivered. Gross billings are then reduced by the Company’s estimate of allowances, which includes the contractual allowance and the provision for doubtful accounts, to arrive at net patient service revenues. Net patient service revenues may not represent amounts ultimately collected. The Company adjusts current period revenue for differences in estimated revenue recorded in prior periods and actual cash collections. Overall, our revenue is driven by the number and surgical mix of cases, as well as, the timing and amount collected for older accounts receivable that are fully reserved for.

The following table shows gross revenues and allowances for fiscal years 2015 and 2014:

	2015	2014
Gross billed charges	$31,418,070	$30,459,347
Allowances	24,420,186	20,241,038
Net revenue	$6,997,884	$10,218,309
Allowance percentage	78%	66%

The table below sets forth the percentage of our gross patient service revenue by financial class for the fiscal years 2015 and 2014:

	2015	2014
Workers' Compensation	30%	19%
Commercial	38%	42%
Medicare	21%	23%
Medicaid	1%	1%
Self-Pay	7%	13%
Other	3%	2%

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

A petition asking the Texas Supreme Court to review the Third Court of Appeals decision was denied. Therefore, the Company is bound by the Third Court of Appeals decision. The Texas Supreme Court’s decision delayed final adjudication in these pending stop-loss cases. The uncertain outcome in these cases will depend on a very lengthy process. We anticipate further, lengthy litigation at the Travis County District Courts and the Texas Courts of Appeals. Because of this lengthy process and the uncertainty of recovery in these cases, collection of a material amount of funds in these pending stop-loss cases cannot be anticipated.

Through August 2015, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, when the payments were made, the carriers requested refunds of the payments made in the event that the SOAH decisions and orders were reversed on appeal (which they were). Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. As a result of the reversal of the SOAH decisions and orders, Texas Mutual Insurance Company and other carriers filed petitions in Travis County district court seeking a refund in cases in which the awards were voluntarily paid. The district court found in favor of Texas Mutual and the Company was ordered to refund approximately $4.2 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. The Company did not object to the reversal and remand of the SOAH decisions and orders, but did object to the judgments ordering refunds and those judgments were appealed to the Third Court of Appeals. As part of the appeals, the Company deposited the amounts that were ordered to be refunded as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. On June 6, 2013, the judgments ordering refunds were reversed by the Court of Appeals. The Court of Appeals held that if Texas Mutual wants a refund, it must pursue the refund demand administratively through the TDWC rather than through the district courts. Texas Mutual filed a motion for rehearing with the Court of Appeals which ultimately was denied. The Company filed motions in all 47 cases with the district court asking that the district clerk be ordered to release the deposited funds to the Company, and in January 2014, the Company received the deposits and accrued interest totaling $4.2 million. In addition, Texas Mutual filed three additional petitions in district court for cases that were left out of the original 47. The court granted Texas Mutual’s petitions and ordered the Company to refund approximately $300,000, including prejudgment interest to Texas Mutual. These judgments were granted before the Court of Appeals reversed the district court’s original judgments. These three cases were appealed to the Court of Appeals and the funds ordered refunded were deposited with the district clerk. As with the other 47 cases, the Court of Appeals reversed the district court’s final judgments in these three cases and the Company filed motions with the district court asking that the district clerk be ordered to release the deposited funds to the Company, and in February 2014, the Company received the deposits and accrued interest totaling approximately $300,000. The total refund received by the Company in fiscal year 2014 for the 50 stop-loss cases discussed above was $4,476,097.

During the time that the carriers’ petitions seeking refunds were pending, because of the uncertainty of the results at that time, as of August 31, 2015, the Company has accrued the total potential refund amount of $11.3 million, and an additional amount of $3.9 million in interest payable, as accrued liabilities. This includes the deposit amounts refunded back to the Company in January and February 2014. We do not anticipate that any other carriers will pursue refund demands through district court but instead will pursue them administratively through TDWC, if at all. The cases in which the SOAH decisions and orders were reversed have been or are being remanded to TDWC for determinations of whether the services provided were unusually costly and unusually extensive. The carriers contend that the voluntary payments made pursuant to the Decisions and Orders were premature payments by the carriers and may be ordered to be refunded. The Company disagrees with this contention. After the reversal of the judgments it obtained from the district court ordering refunds, on December 4, 2013, Texas Mutual made a formal request to the Commissioner of Workers’ Compensation that he administratively order the Company to make refunds to Texas Mutual (in the same amount that was sought in the district court). The Company responded to this request on December 11, 2013, asking that it be denied. The matter is pending at this time. As to the matters remanded to TDWC and SOAH, once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in many of the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured. In March 2014, a settlement conference with one self-insured entity successfully resolved the stop-loss cases in which that entity was involved. A few carriers engaged in settlement negotiations which resulted in settlements and a few negotiations are on-going. Although the Company is willing to participate in settlement negotiations, we anticipate that few, if any, other carriers are interested in doing so at this time. The Company dismissed 156 cases from the stop-loss docket based on its determination that these cases did not satisfy the “unusually cost” and “unusually extensive” standard. It is anticipated that hearings at SOAH on approximately 460 of the pending stop-loss cases still on the docket will begin in December 2015.

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

Some claims regarding payment for ambulatory surgical center and hospital outpatient services remain pending at the TDWC and/or SOAH. It is expected that these remaining claims will be adjudicated at SOAH and possibly in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the same as it was for the other ASC and outpatient cases that have been either tried or settled: the determination of “fair and reasonable” charges. In 2007, the Company received unfavorable rulings from SOAH in all of its appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases, which were appealed to the Travis County district courts, challenged the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling was appealed to and was upheld by the Third Court of Appeals on August 26, 2010. The Texas Supreme Court denied a petition asking for review of the Third Court of Appeals decision. The unfavorable interpretation by the Texas Courts of Appeal in the Company’s lead case negatively affects the recovery of additional reimbursement, not only in the lead case, but in the remaining 178 pending cases. Consequently, the Company is bound by the Third Court of Appeals’ ruling that interprets the applicable statute and fee guideline to require that the amount that will be paid to a provider must not only be at a “fair and reasonable rate” but also must “ensure the quality of medical care” and “achieve effective cost control” and be the same or less than that charged to others with an equivalent standard of living. This ruling has impacted cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided from 2001 through 2004 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008, when the Guidelines took effect. Since the Third Court of Appeals’ unfavorable ruling, collection, if any, in these cases depends on the Company’s ability to establish the criteria in this ruling. The Company was given the opportunity to establish the criteria in approximately 80 cases, which were set for hearing on the merits from March through May 2012 and was unsuccessful. In 2014, hearings were held in 23 of the Company’s hospital outpatient cases at SOAH. Decisions and Orders were handed down by SOAH adopting the methodology for determining “fair and reasonable” reimbursement that was put forth by the Company and ordered additional reimbursement in each of the 23 cases plus interest be paid to the Company. The carrier has appealed these decisions to Travis County district court and the cases have been consolidated. In April 2015, a large group of outpatient cases with various carriers were tried at SOAH. On November 6, 2015, a Decision and Order was handed down which applied to the 516 cases that were tried in April 2015. The Decision and Order held that under the “fair and reasonable” reimbursement standard, the Company was entitled to additional compensation in each of the 516 cases and specified the additional amounts to be paid by each carrier. It is unknown at this time whether the Decision and Order will be appealed.

Due to the uncertainties regarding the accounts receivable in the MDR process, the 2008 and 2010 Third Court of Appeals’ opinions and our legal counsel’s advice that settlements with insurance carriers in stop-loss cases had virtually stopped, the Company had fully reserved all accounts receivable related to the MDR process as of August 31, 2008. The Company has had and continues to have settlement negotiations with insurance carriers for stop-loss, ambulatory surgical center and hospital outpatient cases. Some of these negotiations have been successful. Any monies collected for these MDR accounts receivable is recorded as current period’s net patient service revenues.

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

Accounts receivable represent net receivables for services provided by the Company. At each balance sheet date management reviews the accounts receivable for collectability and provides full allowance reserves for any accounts receivable deemed uncollectible.

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

Results of Operations

	Year Ended August 31, 2015			Year Ended August 31, 2014
	U.S. Division	Corporate	Total	U.S. Division	Corporate	Total
Net patient service revenue	$6,997,884	$—	$6,997,884	$10,218,309	$—	$10,218,309
Costs and expenses:
Compensation and benefits	4,279,911	2,128,321	6,408,232	4,063,510	2,242,388	6,305,898
Medical services and supplies	1,607,788	—	1,607,788	2,106,854	—	2,106,854
Other operating expenses	3,770,995	1,377,823	5,148,818	3,443,781	3,185,139	6,628,920
Depreciation and amortization	344,445	2,753	347,198	363,049	3,834	366,883
Total costs and expenses	10,003,139	3,508,897	13,512,036	9,977,194	5,431,361	15,408,555
Operating income (loss)	(3,005,255)	(3,508,897)	(6,514,152)	241,115	(5,431,361)	(5,190,246)
Other income (expense):
Rent and other income	15,030	2,409,212	2,424,242	22,791	935,311	958,102
Interest income	—	675,116	675,116	—	890,463	890,463
Interest expense	(389,328)	(34,019)	(423,347)	(415,453)	(35,833)	(451,286)
Total other income (expense), net	(374,298)	3,050,309	2,676,011	(392,662)	1,789,941	1,397,279
Loss before income taxes	$(3,379,553)	$(458,588)	(3,838,141)	$(151,547)	$(3,641,420)	(3,792,967)
(Provision) benefit for income taxes			—			—
Net loss			(3,838,141)			(3,792,967)
Less: Net income loss attributable to noncontrolling interest			(234)			(382)
Net loss attributable to Dynacq Healthcare, Inc.			$(3,838,375)			$(3,793,349)

Operational statistics (Number of medical procedures) for Pasadena facility:
Inpatient:
Bariatric	21			74
Orthopedic	71			46
Other	7			26
Total inpatient procedures	99			146
Outpatient:
Orthopedic	286			257
Other	533			485
Total outpatient procedures	819			742
Total procedures	918			888

Comparison of the Fiscal Years Ended August 31, 2015 and August 31, 2014

U.S. Division

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has accrued an amount of $11.3 million, and an additional amount of $3.9 million in interest payable as accrued liabilities. For a detailed discussion of this, see Revenue Recognition discussed in Item 8 - Notes to Consolidated Financial Statements.

Net patient service revenue decreased by $3,220,425, or 32%, from $10,218,309 to $6,997,884, and total surgical cases increased by 3% from 888 cases for the fiscal year ended August 31, 2014 to 918 cases for the fiscal year ended August 31, 2015.  While the number of cases increased by 3%, net patient service revenue decreased by 32%, primarily due to a change in the surgical mix of cases. The gross billed charges increased by 3% from $30,459,347 for the fiscal year ended August 31, 2014 to $31,418,070 for the fiscal year ended August 31, 2015. However, due to an increase in allowances from 66% to 78%, net patient service revenue decreased by 32%. The increase in allowances is due to an increased pressure by insurance carriers towards lower reimbursements, and also due to lower collections in the current period compared to the prior period on old accounts receivable that was fully reserved for.

Total costs and expenses increased by $25,945, from $9,977,194 for the fiscal year ended August 31, 2014 to $10,003,139 for the fiscal year ended August 31, 2015. The following discusses the various changes in costs and expenses:

•	Compensation and benefits increased by $216,401, or 5%, primarily associated with increase in workforce due to higher gross billed charges and general increases in pay rates.

•	Medical services and supplies expenses decreased by $499,066, or 24%, primarily due to a change in the surgical mix of cases. Inpatient cases decreased by 32%, which generally require more medical services and supplies.

•	Other operating expenses increased by $327,214, or 10%, primarily associated with higher gross billed charges, and also due to higher professional fees incurred for implementation of electronic medical records.

Other expense for the fiscal years ended August 31, 2015 and 2014 of $374,298 and $392,662 includes interest expense associated with the stop-loss cases discussed above.

Corporate Division

Compensation and benefits for the Corporate Division includes all corporate personnel compensation and benefits, and it decreased from $2,242,388 for the fiscal year ended August 31, 2014 to $2,128,321 for the year ended August 31, 2015, primarily due to a reduction in corporate staff, partially offset by general increases in pay rates. Compensation and benefits also includes $170,011 and $197,364 of non-cash compensation expense for the fiscal years ended August 31, 2015 and 2014, respectively, related to employees’ incentive stock options granted in fiscal years 2007, 2011 and 2012.

Other operating expenses include all corporate general and administrative expenses, including other professional fees such as legal expenses and audit expenses. It decreased by $1,807,316, from $3,185,139 for the fiscal year ended August 31, 2014 to $1,377,823 for the fiscal year ended August 31, 2015. Other operating expenses in fiscal year 2014 was high due to settlement of various lawsuits discussed in Item 3 - Legal Proceeding.

Rent and other income increased by $1,473,901, from $935,311 for the fiscal year ended August 31, 2014 to $2,409,212 for the fiscal year ended August 31, 2015. Rent and other income for the fiscal year ended August 31, 2015 includes (a) a gain of $2,094,000 on a bond called during the current period, (b) collections of $442,013 on accounts receivable of the Company’s hospitals that were sold in prior years, and were fully reserved for, (c) rent income of $116,916, and (c) miscellaneous other income of $156,444. These gains were offset by an amount of $400,162 in foreign currency losses. Rent and other income for the fiscal year ended August 31, 2014 includes (a) collections of $681,660 on accounts receivable of the Company’s hospitals that were sold in prior years, and were fully reserved for, (b) a gain of $161,864 in trading securities, (c) rent income of $60,199, and (d) miscellaneous other income of $31,588.

Interest income of $675,116 and $890,463 for the fiscal years ended August 31, 2015 and 2014, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

The Company’s investments in corporate debt instruments are recorded at fair value based on quoted market prices that are traded in less active markets or priced using a quoted market price for similar investments or are priced using non-binding market consensus prices that can be corroborated by observable market data (Level 2). These investments are classified as available-for-sale securities. As of August 31, 2015, these securities are valued at approximately $10.9 million. Unrealized gains in these investments of $7.1 million are included in accumulated other comprehensive income in the Consolidated Balance Sheet as of August 31, 2015. During the fiscal year ended August 31, 2015, one particular security was called with sales proceeds of $6 million, on which the Company had a gain of approximately $2.1 million.

During the fiscal years ended August 31, 2014, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had gains of $161,864 in these securities. During the first quarter of the fiscal year 2014, the Company sold all of its trading securities and has not held any such securities since November 30, 2013.

Income Taxes

The Company did not recognize a benefit or provision for income taxes for the fiscal years ended August 31, 2015 and 2014, due to the uncertainty of the Company’s ability to recognize the benefit from the carry forward of net operating losses. The Company has recorded a full valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

The Company maintained sufficient liquidity to meet its business needs in fiscal year 2015. As of August 31, 2015, its principal source of liquidity was $17.3 million in cash and net accounts receivable, and $10.9 million in investments in available-for-sale securities. The Company has approximately $15.8 million in cash as of August 31, 2015, the majority of which is deposited in national and international banks. The amounts at these financial institutions in Hong Kong are substantially in excess of Hong Kong Deposit Protection Board insurance limits and in the U.S. are substantially in excess of FDIC and Securities Investor Protection Corporation insurance limits; however, management believes that these financial institutions are of high quality and the risk of loss is minimal.

Cash flows from operating activities

Cash flow used in operating activities was $6,412,099 during fiscal year 2015, primarily due to (a) a net loss of $3,838,141, (b) a decrease in accounts payable and accrued liabilities of $2,285,531, and (c) a gain of $2,094,000 on sale of an available for sale security. Partially offsetting these cash outflows were (a) a decrease in accounts receivable and accounts receivable, other of $745,446, (b) foreign currency losses of $304,862, and (c) depreciation and amortization of $347,198.

Cash flows from investing activities

Cash flow provided by investing activities was $5,620,088, primarily due to sales proceeds of $6,000,000 of available for sale securities, which was partially offset by purchase of equipment of $384,162.

Cash flows from financing activities

Cash flow used in financing activities was $198,144 for purchase of treasury stock of $164,898 and payments on capital leases and notes payable of $33,246.

The Company had working capital of $645,535 as of August 31, 2015, and maintained a liquid position by a current ratio of approximately 1.

We believe we will be able to meet our ongoing liquidity and cash needs for at least the next twelve months based on the amount of available cash and cash equivalents.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us.

Contractual Obligations and Commitments

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has accrued an amount of $11.3 million, and an additional amount of $3.9 million in interest payable as accrued liabilities. For a detailed discussion of this, see Revenue Recognition discussed above.

Total rent and lease expenses paid by the Company for the fiscal years 2015 and 2014 were approximately $102,000 and $106,000, respectively. The Company’s total minimum rental commitments under noncancellable operating leases are approximately $389,000 of which $92,000, $86,000, $86,000, $86,000, $37,000 and $1,800 are payable in fiscal years 2016, 2017, 2018, 2019, 2020 and thereafter, respectively.

The Company has contracts with doctors to manage various areas of the Company's hospital and other service agreements. Payments made under these agreements for the fiscal years ended August 31, 2015 and 2014 were $1,101,000 and $1,145,000, respectively. The Company’s minimum commitments under these contracts are approximately $1,074,000, all of which is payable in fiscal year 2016.

The Company has administrative support services agreements with outside organizations for administrative support services. Payments made related to these agreements for fiscal years 2015 and 2014 were $722,000 and $388,000, respectively. The Company has a total commitment of approximately $2,236,000, of which $652,000, $396,000, $264,000, $264,000, $264,000 and $396,000 are payable in fiscal years 2016, 2017, 2018, 2019, 2020 and thereafter, respectively, related to these administrative support services agreements.

Total advertising expenses paid by the Company for the fiscal years 2015 and 2014 were approximately $477,000 and $471,000, respectively. The Company has agreements with outside organizations that offer marketing services in areas serviced by the Pasadena facility. The Company has a total commitment of approximately $221,000, of which $204,000 is payable in fiscal year 2016 and $17,000 in fiscal year 2017 related to these marketing agreements.

The Company has purchased some equipment under capital leases, and has a total commitment to pay $43,000 under these leases, of which $32,000 is payable in fiscal year 2016, and $11,000 in 2017.

These commitments mentioned above total $19.2 million, of which $17.3 million is payable in fiscal year 2016, $510,000 in 2017, $350,000 in 2018, $350,000 in 2019, $301,000 in 2020 and $398,000 thereafter.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Dynacq Healthcare, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Dynacq Healthcare, Inc. (the "Company"), as of August 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the two-year period ended August 31, 2015. Dynacq Healthcare, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynacq Healthcare, Inc. as of August 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Briggs & Veselka

Briggs & Veselka
Houston, Texas

November 30, 2015

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	August 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$15,829,349	$16,819,504
Accounts receivable, net of allowances of approximately $38,738,000 and $38,117,000	1,466,243	1,986,633
Accounts receivable, other	155,400	380,456
Inventories	257,778	298,662
Interest receivable	54,134	122,041
Prepaid expenses	129,429	262,944
Total current assets	17,892,333	19,870,240
Investments available-for-sale	10,938,811	20,678,130
Property and equipment, net	6,261,100	6,224,136
Income tax receivable	800,920	800,920
Other assets	187,101	187,101
Total assets	$36,080,265	$47,760,527

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	August 31,
	2015	2014
Liabilities and equity
Current liabilities:
Accounts payable	$981,112	$1,015,856
Accrued liabilities	16,235,138	18,512,986
Current portion of notes payable	—	6,734
Current portion of capital lease obligations	30,548	26,513
Total current liabilities	17,246,798	19,562,089
Non-current liabilities:
Long-term portion of capital lease obligations	10,576	41,123
Total liabilities	17,257,374	19,603,212

Commitments and contingencies
Equity:
Dynacq stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 13,715,849 shares issued and 13,601,624 shares outstanding at August 31, 2015; 14,418,626 shares issued and 13,888,010 shares outstanding at August 31, 2014	13,716	14,419
Treasury stock, 114,225 and 530,616 at August 31, 2015 and 2014, at cost	(5,825)	(27,061)
Additional paid-in capital	10,491,386	10,479,745
Accumulated other comprehensive income	7,087,889	12,616,346
Retained earnings	1,171,686	5,010,061
Total Dynacq stockholders’ equity	18,758,852	28,093,510
Non-controlling interest	64,039	63,805
Total equity	18,822,891	28,157,315
Total liabilities and equity	$36,080,265	$47,760,527

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

	Year Ended August 31,
	2015	2014
Net patient service revenue	$6,997,884	$10,218,309
Costs and expenses:
Compensation and benefits	6,408,232	6,305,898
Medical services and supplies	1,607,788	2,106,854
Other operating expenses	5,148,818	6,628,920
Depreciation and amortization	347,198	366,883
Total costs and expenses	13,512,036	15,408,555
Operating loss	(6,514,152)	(5,190,246)
Other income (expense):
Rent and other income	2,424,242	958,102
Interest income	675,116	890,463
Interest expense	(423,347)	(451,286)
Total other income, net	2,676,011	1,397,279
Loss before income taxes	(3,838,141)	(3,792,967)
(Provision) benefit for income taxes	—	—
Net loss	(3,838,141)	(3,792,967)
Less: Net income attributable to noncontrolling interest	(234)	(382)
Net loss attributable to Dynacq Healthcare, Inc.	$(3,838,375)	$(3,793,349)

Basic and diluted loss per common share attributable to Dynacq Healthcare, Inc.	$(0.28)	$(0.26)
Basic and diluted average common shares outstanding attributable to Dynacq Healthcare, Inc.	13,734,323	14,387,425

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended August 31,
	2015	2014
Net loss	$(3,838,141)	$(3,792,967)
Other comprehensive income (loss), net of taxes:
Net change in fair value of available-for-sale securities, net of taxes of $-0- and $-0-	(5,528,457)	3,234,012
Other comprehensive income (loss)	(5,528,457)	3,234,012
Comprehensive loss	(9,366,598)	(558,955)
Less comprehensive income attributable to noncontrolling interest	(234)	(382)
Comprehensive loss attributable to Dynacq Healthcare, Inc.	$(9,366,832)	$(559,337)

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Changes in Equity

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Unrealized gains (losses) on securities	Retained Earnings	Non- controlling interest	Total
Balance, August 31, 2013	14,543,626	$14,544	—	$—	$10,282,256	$9,382,334	$8,803,410	$63,423	$28,545,967
Treasury shares acquired	—	—	655,616	(27,061)	—	—	—	—	(27,061)
Treasury shares cancelled	(125,000)	(125)	(125,000)	—	125	—	—	—	—
Stock based compensation	—	—	—	—	197,364	—	—	—	197,364
Unrealized gains on securities available-for-sale, net of taxes of $-0-	—	—	—	—	—	3,234,012	—	—	3,234,012
Net income (loss)	—	—	—	—	—	—	(3,793,349)	382	(3,792,967)
Balance, August 31, 2014	14,418,626	14,419	530,616	(27,061)	10,479,745	12,616,346	5,010,061	63,805	28,157,315
Treasury shares acquired	—	—	286,386	(137,837)	—	—	—	—	(137,837)
Treasury shares cancelled	(702,777)	(703)	(702,777)	159,073	(158,370)	—	—	—	—
Stock based compensation	—	—	—	—	170,011	—	—	—	170,011
Reclassification adjustment for gain on call of securities, available-for-sale, net of taxes of $-0-	—	—	—	—	—	(2,094,000)	—	—	(2,094,000)
Unrealized losses on securities available-for-sale, net of taxes of $-0-	—	—	—	—	—	(3,434,457)	—	—	(3,434,457)
Net income (loss)	—	—	—	—	—	—	(3,838,375)	234	(3,838,141)
Balance, August 31, 2015	13,715,849	$13,716	114,225	$(5,825)	$10,491,386	$7,087,889	$1,171,686	$64,039	$18,822,891

The accompanying notes are an integral part of these consolidated financial statements

.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

	Year Ended August 31,
	2015	2014
Cash flows from operating activities
Net loss	$(3,838,141)	$(3,792,967)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	347,198	366,883
Gain on sale of assets	(4,250)	—
Gain on available-for-sale and trading securities	(2,094,000)	(161,864)
Stock based compensation	170,011	197,364
Foreign currency exchange losses	304,862	14,792
Changes in operating assets and liabilities:
Accounts receivable	520,390	(924,604)
Accounts receivable, other	225,056	(380,456)
Inventories	40,884	(5,097)
Prepaid expenses	133,515	(82,061)
Interest receivable	67,907	(19,077)
Income tax receivable	—	569,430
Accounts payable	(34,744)	3,527
Accrued liabilities	(2,250,787)	6,640,608
Net cash from operating activities	(6,412,099)	2,426,478

Cash flows from investing activities
Sale proceeds of available-for-sale securities	6,000,000	—
Sale proceeds of trading securities	—	1,233,286
Sales proceeds of equipment	4,250	—
Purchase of equipment	(384,162)	(267,362)
Net cash from investing activities	5,620,088	965,924

Cash flows from financing activities
Principal payments on notes payable	(6,734)	(40,266)
Purchase of treasury stock	(164,898)	—
Payments on capital lease	(26,512)	(118,079)
Net cash from financing activities	(198,144)	(158,345)

Net change in cash and cash equivalents	(990,155)	3,234,057
Cash and cash equivalents at beginning of year	16,819,504	13,585,447
Cash and cash equivalents at end of year	$15,829,349	$16,819,504
Supplemental cash flow disclosures
Cash paid during year for:
Interest	$2,954	$23,118
Income taxes	$—	$—

Non-cash investing and financing activities:
Unrealized change in fair value of available-for-sale securities	$(5,528,457)	$3,234,012
Purchase of treasury stock	—	27,061

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

Business and Organization

Dynacq Healthcare, Inc., a Nevada corporation (the “Company”), is a holding company that through its subsidiaries in the United States develops and manages one general acute care hospital that principally provide specialized surgeries. The Company through its United States subsidiaries owns and operates one general acute care hospital in Pasadena, Texas. The Company through its subsidiary in Hong Kong invests in debt and equity securities, including short-term investments in initial public offerings and pre-initial public offerings.

The Company was incorporated under the laws of the State of Nevada in 1992. The Company was reincorporated in Delaware in November 2003 and reincorporated back in Nevada in August 2007.

U.S. Division

In the United States, the Company manages and operates one general acute care hospital that principally provides specialized surgeries such as bariatric, orthopedic and neuro-spine surgeries.

In May 1998, Vista Community Medical Center, L.L.C., a Texas limited liability company, was organized for the purpose of operating a hospital (the "Pasadena facility"). In June 2003, the Pasadena facility was converted to a limited liability partnership. As of August 31, 2015 and 2014, the Company through its subsidiaries had a 100% and 98%, respectively, ownership interest in the Pasadena facility.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for annual financial information and with the instructions to Form 10-K and Article 3 and 3-A of Regulation S-X. The majority of the Company's expenses are "cost of revenue" items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, which were approximately $4.0 million and $5.9 million for the fiscal years 2015 and 2014, respectively.

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

Investments in Available-for-Sale and Trading Securities

The Company’s investments in corporate debt instruments are recorded at fair value based on quoted market prices that are traded in less active markets or priced using a quoted market price for similar investments or are priced using non-binding market consensus prices that can be corroborated by observable market data (Level 2). These investments are classified as available-for-sale securities. These investments are subject to default risk. Unrealized gains in the fair value are reported in accumulated other comprehensive income, net of related income tax effect. The Company regularly monitors its investment portfolio for any decline in fair value that is other than temporary and records any such impairment as an impairment loss. The determination of the gain or loss on the sale of any security is made using the specific identification method. During the fiscal year ended August 31, 2015, one particular security was called with sales proceeds of $6 million, on which the Company had a gain of approximately $2.1 million. As of August 31, 2015, the balance of these securities is valued at approximately $10.9 million.

The Company also invested in initial public offerings of equity securities on the Hong Kong Stock Exchange. These investments were classified as trading securities, and were carried at fair value. These investments were subject to fluctuations in the market price. During the fiscal years ended August 31, 2014, the Company had a net gain of $161,864 in these securities. During the first quarter of fiscal year 2014, the Company sold all of its trading securities and has not held any such securities since November 30, 2013.

Note Payable

In November 2011, the Company borrowed $116,339 as notes payable from a financial institution at an interest rate of 4.5%, which was to be repaid in 36 monthly installments, and was secured by specific equipment purchased at our Pasadena facility. The Company paid down the balance of $6,734 of notes payable during the fiscal year ended August 31, 2015.

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

Impairment of Long-lived Assets

The Company evaluates the carrying value of property, plant and equipment and definite-lived assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations. If impairment exists, the net book values are reduced to fair values as warranted.

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

The following table summarizes our financial assets and liabilities measured and reported in the Company’s statement of financial position at fair value on a recurring basis as of August 31, 2015, segregated among the appropriate levels within the fair value hierarchy:

	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	$—	$10,938,811	$—

The Company’s investments in Level 2 are in perpetual corporate debt instruments traded on the European markets, at a cost of $4,078,630, are recorded at fair value based on quoted market prices that are traded in less active markets or priced using a quoted market price for similar investments or are priced using non-binding market consensus prices that can be corroborated by observable market data (Level 2), and there has been no change in valuation techniques for these investments (Level 2).

The carrying amounts of cash and cash equivalents, current receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company's short-term borrowings at August 31, 2015 and 2014 approximate their fair value.

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

Revenue Recognition Policy

The Company has established billing rates for its medical services which it bills as services are delivered. Gross billings are then reduced by the Company’s estimate of allowances, which includes the contractual allowance and the provision for doubtful accounts, to arrive at net patient service revenues. Net patient service revenues may not represent amounts ultimately collected. The Company adjusts current period revenue for differences in estimated revenue recorded in prior periods and actual cash collections. Overall, our revenue is driven by the number and surgical mix of cases, as well as, the timing and amount collected for older accounts receivable that are fully reserved for.

The following table shows gross revenues and allowances for fiscal years 2015 and 2014:

	2015	2014
Gross billed charges	$31,418,070	$30,459,347
Allowances	24,420,186	20,241,038
Net revenue	$6,997,884	$10,218,309
Allowance percentage	78%	66%

The table below sets forth the percentage of our gross patient service revenue by financial class for the fiscal years 2015 and 2014:

	2015	2014
Workers' Compensation	30%	19%
Commercial	38%	42%
Medicare	21%	23%
Medicaid	1%	1%
Self-Pay	7%	13%
Other	3%	2%

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

A petition asking the Texas Supreme Court to review the Third Court of Appeals decision was denied. Therefore, the Company is bound by the Third Court of Appeals decision. The Texas Supreme Court’s decision delayed final adjudication in these pending stop-loss cases. The uncertain outcome in these cases will depend on a very lengthy process. We anticipate further, lengthy litigation at the Travis County District Courts and the Texas Courts of Appeals. Because of this lengthy process and the uncertainty of recovery in these cases, collection of a material amount of funds in these pending stop-loss cases cannot be anticipated.

Through August 2015, insurance carriers have voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, when the payments were made, the carriers requested refunds of the payments made in the event that the SOAH decisions and orders were reversed on appeal (which they were). Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. As a result of the reversal of the SOAH decisions and orders, Texas Mutual Insurance Company and other carriers filed petitions in Travis County district court seeking a refund in cases in which the awards were voluntarily paid. The district court found in favor of Texas Mutual and the Company was ordered to refund approximately $4.2 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. The Company did not object to the reversal and remand of the SOAH decisions and orders, but did object to the judgments ordering refunds and those judgments were appealed to the Third Court of Appeals. As part of the appeals, the Company deposited the amounts that were ordered to be refunded as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. On June 6, 2013, the judgments ordering refunds were reversed by the Court of Appeals. The Court of Appeals held that if Texas Mutual wants a refund, it must pursue the refund demand administratively through the TDWC rather than through the district courts. Texas Mutual filed a motion for rehearing with the Court of Appeals which ultimately was denied. The Company filed motions in all 47 cases with the district court asking that the district clerk be ordered to release the deposited funds to the Company, and in January 2014, the Company received the deposits and accrued interest totaling $4.2 million. In addition, Texas Mutual filed three additional petitions in district court for cases that were left out of the original 47. The court granted Texas Mutual’s petitions and ordered the Company to refund approximately $300,000, including prejudgment interest to Texas Mutual. These judgments were granted before the Court of Appeals reversed the district court’s original judgments. These three cases were appealed to the Court of Appeals and the funds ordered refunded were deposited with the district clerk. As with the other 47 cases, the Court of Appeals reversed the district court’s final judgments in these three cases and the Company filed motions with the district court asking that the district clerk be ordered to release the deposited funds to the Company, and in February 2014, the Company received the deposits and accrued interest totaling approximately $300,000. The total refund received by the Company in fiscal year 2014 for the 50 stop-loss cases discussed above was $4,476,097.

During the time that the carriers’ petitions seeking refunds were pending, because of the uncertainty of the results at that time, as of August 31, 2015, the Company has accrued the total potential refund amount of $11.3 million, and an additional amount of $3.9 million in interest payable, as accrued liabilities. This includes the deposit amounts refunded back to the Company in January and February 2014. We do not anticipate that any other carriers will pursue refund demands through district court but instead will pursue them administratively through TDWC, if at all. The cases in which the SOAH decisions and orders were reversed have been or are being remanded to TDWC for determinations of whether the services provided were unusually costly and unusually extensive. The carriers contend that the voluntary payments made pursuant to the Decisions and Orders were premature payments by the carriers and may be ordered to be refunded. The Company disagrees with this contention. After the reversal of the judgments it obtained from the district court ordering refunds, on December 4, 2013, Texas Mutual made a formal request to the Commissioner of Workers’ Compensation that he administratively order the Company to make refunds to Texas Mutual (in the same amount that was sought in the district court). The Company responded to this request on December 11, 2013, asking that it be denied. The matter is pending at this time. As to the matters remanded to TDWC and SOAH, once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in many of the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured. In March 2014, a settlement conference with one self-insured entity successfully resolved the stop-loss cases in which that entity was involved. A few carriers engaged in settlement negotiations which resulted in settlements and a few negotiations are on-going. Although the Company is willing to participate in settlement negotiations, we anticipate that few, if any, other carriers are interested in doing so at this time. The Company dismissed 156 cases from the stop-loss docket based on its determination that these cases did not satisfy the “unusually cost” and “unusually extensive” standard. It is anticipated that hearings at SOAH on approximately 460 of the pending stop-loss cases still on the docket will begin in December 2015.

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

Some claims regarding payment for ambulatory surgical center and hospital outpatient services remain pending at the TDWC and/or SOAH. It is expected that these remaining claims will be adjudicated at SOAH and possibly in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the same as it was for the other ASC and outpatient cases that have been either tried or settled: the determination of “fair and reasonable” charges. In 2007, the Company received unfavorable rulings from SOAH in all of its appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases, which were appealed to the Travis County district courts, challenged the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling was appealed to and was upheld by the Third Court of Appeals on August 26, 2010. The Texas Supreme Court denied a petition asking for review of the Third Court of Appeals decision. The unfavorable interpretation by the Texas Courts of Appeal in the Company’s lead case negatively affects the recovery of additional reimbursement, not only in the lead case, but in the remaining 178 pending cases. Consequently, the Company is bound by the Third Court of Appeals’ ruling that interprets the applicable statute and fee guideline to require that the amount that will be paid to a provider must not only be at a “fair and reasonable rate” but also must “ensure the quality of medical care” and “achieve effective cost control” and be the same or less than that charged to others with an equivalent standard of living. This ruling has impacted cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided from 2001 through 2004 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008, when the Guidelines took effect. Since the Third Court of Appeals’ unfavorable ruling, collection, if any, in these cases depends on the Company’s ability to establish the criteria in this ruling. The Company was given the opportunity to establish the criteria in approximately 80 cases, which were set for hearing on the merits from March through May 2012 and was unsuccessful. In 2014, hearings were held in 23 of the Company’s hospital outpatient cases at SOAH. Decisions and Orders were handed down by SOAH adopting the methodology for determining “fair and reasonable” reimbursement that was put forth by the Company and ordered additional reimbursement in each of the 23 cases plus interest be paid to the Company. The carrier has appealed these decisions to Travis County district court and the cases have been consolidated. In April 2015, a large group of outpatient cases with various carriers were tried at SOAH. On November 6, 2015, a Decision and Order was handed down which applied to the 516 cases that were tried in April. The Decision and Order held that under the “fair and reasonable” reimbursement standard, the Company was entitled to additional compensation in each of the 516 cases and specified the additional amounts to be paid by each carrier. It is unknown at this time whether the Decision and Order will be appealed.

Due to the uncertainties regarding the accounts receivable in the MDR process, the 2008 and 2010 Third Court of Appeals’ opinions and our legal counsel’s advice that settlements with insurance carriers in stop-loss cases had virtually stopped, the Company had fully reserved all accounts receivable related to the MDR process as of August 31, 2008. The Company has had and continues to have settlement negotiations with insurance carriers for stop-loss, ambulatory surgical center and hospital outpatient cases. Some of these negotiations have been successful. Any monies collected for these MDR accounts receivable is recorded as current period’s net patient service revenues.

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

Accounts receivable represent net receivables for services provided by the Company. At each balance sheet date management reviews the accounts receivable for collectability and provides full allowance reserves for any accounts receivable deemed uncollectible.

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

Advertising Costs

Advertising and marketing costs in the amounts of $478,000 and $471,000 for the fiscal years ended August 31, 2015 and 2014, respectively, were expensed as incurred.

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

Noncontrolling Interest

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company's facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as noncontrolling interest. Noncontrolling interest reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interest was 1% at August 31, 2015).

The following table sets forth the activity in the noncontrolling interest account for the fiscal years ended August 31, 2015 and 2014:

Balance August 31, 2013	$63,423
Income allocated to noncontrolling interest holders	382
Balance August 31, 2014	63,805
Income allocated to noncontrolling interest holders	234
Balance August 31, 2015	$64,039

Net Loss per Share

Net loss per share has been computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share has been calculated to give effect to the dilutive effect of common stock equivalents consisting of stock options in years in which the Company has income.  The calculation of dilutive shares outstanding excludes 771,654 options and 995,350 options outstanding as of August 31, 2015 and 2014, respectively, because their effect is antidilutive.

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

2.   Property and Equipment

At August 31, property and equipment consisted of the following:

	2015	2014
Land	$497,110	$497,110
Buildings and improvements	8,989,115	8,989,115
Equipment, furniture and fixtures (including equipment under capital lease of $115,359 and $115,359)	8,428,738	8,359,857
	17,914,963	17,846,082
Less accumulated depreciation and amortization (including amortization for equipment under capital lease of $61,525 and $38,453)	(11,653,863)	(11,621,946)
Net property and equipment	$6,261,100	$6,224,136

For the fiscal years ended August 31, 2015 and 2014, depreciation and amortization expense was $347,198 and $366,883, respectively.

3.   Notes payable

At August 31, notes payable consisted of the following:

	2015	2014
Notes payable for $116,339 for purchase of equipment for the Pasadena facility at an interest rate of 4.5%, secured by the said equipment	$—	$6,734
Less: Current portion	—	(6,734)
Long-term portion	$—	$—

4.   Income Taxes

The provision (benefit) for income taxes consisted of the following:

Year Ended August 31,
	2015	2014
Current tax (benefit) expense:
Federal	$–	$–
State	–	–
Total current	–	–
Deferred tax (benefit) expense:
Federal	–	–
State	–	–
Total deferred	–	–
Total income tax expense	$–	$–

The Company in fiscal years 2015 and 2014 continued to have operating losses. The Company believes that the likelihood of realizing future tax benefit for the deferred tax assets is low, and hence increased the valuation allowance to write-off the deferred tax assets.

Significant components of the Company's deferred tax liabilities and assets were as follows at August 31, 2015:

	Current	Noncurrent
Deferred tax liabilities:
Depreciation	$–	$(214,172)
Deferred tax assets:
Net operating loss carryforward	–	9,265,994
Revenue and expense differences	–	5,344,194
Allowance for uncollectible accounts	513,456	–
Other	40,767	106,114
Valuation allowance	(554,223)	(14,502,130)
Net deferred tax asset (liability)	$–	$–

Significant components of the Company's deferred tax liabilities and assets were as follows at August 31, 2014:

	Current	Noncurrent
Deferred tax liabilities:
Depreciation	$–	$(210,814)
Deferred tax assets:
Net operating loss carryforward	–	8,610,673
Revenue and expense differences	(350,000)	5,197,056
Allowance for uncollectible accounts	513,456	–
Other	(163,456)	(28,175)
Valuation allowance	–	(13,568,740)
Net deferred tax asset (liability)	$–	$–

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to the uncertainty of the Company’s ability to recognize the benefit from the net operating losses, the Company has recorded a full valuation allowance against the deferred tax assets as at August 31, 2015 and 2014.

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

The Company continues to pursue collections on its old accounts receivable for one of its ambulatory surgical center, which closed in November 2002. Since the Company has not given up on its collection efforts, instead of refunding $800,920 due to the Company based on bad debt claims on its tax return, the IRS has issued a Protective Claims letter, by which the Company will be able to pursue getting the refund once all collection efforts have been completed. The Company’s claims on these related accounts receivable remain pending at the Texas Department of Workers’ Compensation and/or State Office of Administrative Hearings. The Company does not expect these cases to be resolved in the next fiscal year; hence the income tax receivable of $800,920 is classified as a non-current asset in the Consolidated Balance Sheet as of August 31, 2015 and 2014.

A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income tax rate to income before income taxes and noncontrolling interests is as follows:

	Year Ended August 31,
	2015	2014
Benefit for income taxes computed using the statutory rate of 35%	$(1,343,349)	$(1,327,538)
Noncontrolling interest in income of consolidated subsidiaries	(82)	(134)
Non-deductible expenses/other	(144,182)	901,932
Changes in valuation allowance	1,487,613	425,740
Expense for income taxes	$—	$—

The Company files tax returns in the U.S. federal, state of Texas and foreign jurisdictions. The federal statute limitation is open for tax year ending on and after August 31, 2013 and the State of Texas statute limitation is open for the report years 2013 through 2015.  At August 31, 2015, we had approximately $26.5 million of federal net operating loss carryforwards, which, if not utilized, will expire at various dates from 2029 through 2035.

5.	Related Party Transactions

The Company has retained Redwood Health Corporation (“Redwood”), to furnish physicians to provide in-house emergency medical coverage for its Pasadena facility at an hourly rate of $75. The Company’s Chief Executive Officer is a physician and the sole owner of Redwood. The Company paid $657,000 and $515,025 for emergency room physician services to Redwood in fiscal years 2014 and 2013, respectively.

During the fiscal year 2009, the Company retained Anesthesia Associates of Houston Metroplex to provide exclusive, continuous and uninterrupted anesthesiology services, including physicians and CRNAs, to the Pasadena facility for a monthly compensation of $5,000.  The Company’s Chief Executive Officer is a physician and an affiliate of Anesthesia Associates of Houston Metroplex.  The Company paid $60,000 for anesthesiology services to said organization in each of the fiscal years 2015 and 2014. During the fiscal year 2009, the Company also retained Redwood to locate and recruit additional skilled anesthesiologists and CRNAs for its Pasadena facility for a monthly compensation of $20,000.  The Company paid $240,000 for said recruitment services to Redwood in each of the fiscal years 2015 and 2014. The Company entered into these two agreements in order to replace the previous anesthesiology group, whose contract terminated at the end of fiscal year 2009.  The compensation which was being paid to the previous group was substantially the same as that being paid under the new contracts.

The Company had purchased artifacts as inventory for re-sale in China during fiscal years 2010 and 2011. The purchase amount was paid by Mr. Chiu Chan, the Company’s former Chief Executive Officer. The amount payable to his estate of $229,317 as of August 31, 2014 is included in Accrued Liabilities in the Consolidated Balance Sheet as of August 31, 2014, and has been paid in June 2015.

6.	Stockholders' Equity and Stock Option Plan

Preferred Stock

In January 1992, the Board approved an amendment to the Company's Articles of Incorporation to authorize 5,000,000 shares of undesignated preferred stock, for which the Board is authorized to fix the designation, powers, preferences and rights. There are no shares of preferred stock issued or outstanding.

Treasury Stock

In September 2013, as part of a settlement agreement with a former employee, the Company received 125,000 shares of common stock of the Company previously issued to him. These shares were accounted for as treasury shares with zero cost, and were cancelled in the second quarter of fiscal year 2014.

In August 2014 and April 2015, binding settlement agreements were reached with some of the shareholders in a law suit whereby Dynacq received 530,616 shares and 286,386 shares, respectively, of stock owned by the shareholders. Based on an independent appraisal, the value of these shares repurchased as treasury stock were $27,061 and $137,837, respectively. The Company cancelled 702,777 shares of treasury stock in August 2015.

Stock Option Plans

Year 2011 Stock Incentive Plan

The purpose of the Year 2011 Stock Incentive Plan (“2011 Plan”) is to strengthen the Company by providing an incentive to its employees, officers, consultants and directors and encouraging them to devote their abilities and industry to the success of the Company’s business enterprise. It is intended that this purpose be achieved by extending to employees, officers, consultants and directors of the Company and its subsidiaries an added long-term incentive for high levels of performance and unusual efforts through the grant of incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance awards and restricted stock. The Company has reserved 15,000,000 shares of common stock for issuance under the 2011 Plan. As of August 31, 2015, there remain 250,000 shares to be issued upon exercise of outstanding options, and 14,750,000 shares which can be issued under the 2011 Plan after giving effect to shares issued and canceled.

2000 Incentive Plan

The Company's 2000 Incentive Plan ("2000 Plan") provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the 2000 Plan. The 2000 Plan does not have a fixed termination date, provided that no incentive stock option can be granted subsequent to August 29, 2011. As of August 31, 2015, there remain 521,654 shares to be issued upon exercise of outstanding options, and no new stock options awards will be issued under the 2000 Plan.

The following table summarizes the stock option activities for the fiscal years ended August 31, 2015 and 2014 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share
Outstanding, August 31, 2013	1,097	$2.21
Granted	—	—
Exercised	—	—
Expired or canceled	(102)	2.45
Outstanding, August 31, 2014	995	2.18
Granted	—	—
Exercised	—	—
Expired or canceled	(223)	4.14
Outstanding, August 31, 2015	772	1.61

For the fiscal years ended August 31, 2015 and 2014, there were no stock options granted or exercised. The aggregate intrinsic value of the stock options outstanding as of August 31, 2015 and 2014 is $-0-, since the market price is lower than the exercise price.

The following summarizes information related to stock options outstanding as of August 31, 2015, and related weighted average price and life information:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares
	(Share Amounts In Thousands)
$1.10	250	6.4	188
$1.86	522	5.9	522
Total	772	6.0	710

For the fiscal years ended August 31, 2015 and 2014, stock-based compensation expense associated with the Company’s stock options and stock grants was $170,011 and $197,364, respectively. The total unrecognized compensation expense for outstanding stock options as of August 31, 2015 was $11,000, and will be recognized, in general, over four months.

7.	Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering substantially all employees of the Company and provides for voluntary contributions by these employees, subject to certain limits. The Company makes discretionary contributions to the plan. The Company's contributions for fiscal years 2015 and 2014 were $23,421 and $31,612, respectively.

8.	Net Loss Per Common Share

The following table presents the computation of basic and diluted loss per common share attributable to the Company:

	Year Ended August 31,
	2015	2014
Basic and diluted loss per common share:
Numerator:
Net loss	$(3,838,141)	$(3,792,967)
Less: Net income attributable to noncontrolling interest	(234)	(382)
Net loss attributable to Dynacq Healthcare, Inc.	$(3,838,375)	$(3,793,349)
Denominator:
Basic and diluted average common shares outstanding	13,734,323	14,387,425

Basic and diluted loss per common share	$(0.28)	$(0.26)

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net loss per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. However, if it is anti-dilutive, the dilutive effect of the stock options is not included in the calculation of diluted net loss per share. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net loss per share amounted to 771,654 shares and 995,350 shares as of August 31, 2015 and 2014, respectively.

9.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

	Year Ended August 31,
	2015	2014
Available-for-sale securities
Accumulated other comprehensive income balance, beginning of period	$12,616,346	$9,382,334
Other comprehensive income (loss):
Unrealized gains (losses), net of taxes of $-0- for all periods presented	(3,434,457)	3,234,012
Reclassification adjustments for gains included in rent and other income	(2,094,000)	—
Tax provision	—	—
Amount reclassified from accumulated other comprehensive income	(2,094,000)	—
Other comprehensive income (loss)	(5,528,457)	3,234,012
Accumulated other comprehensive income balance, end of period	$7,087,889	$12,616,346

10.	Accrued Liabilities

Accrued liabilities at August 31 is as follows:

	2015	2014
MDR stop-loss cases accrual, including accrued interest	$15,269,275	$14,848,882
Lawsuit settlements	—	2,074,713
Marketing fees liability	—	300,000
Payroll and related taxes	297,583	399,724
Property taxes	193,782	179,621
Year-end accruals of expenses and other	474,498	710,046
Total accrued liabilities	$16,235,138	$18,512,986

11.	Commitments and Contingencies

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has accrued an amount of $11.3 million, and an additional amount of $3.9 million in interest payable as accrued liabilities. For a detailed discussion of this, see Revenue Recognition discussed above.

Total rent and lease expenses paid by the Company for the fiscal years 2015 and 2014 were approximately $102,000 and $106,000, respectively. The Company’s total minimum rental commitments under noncancellable operating leases are approximately $389,000 of which $92,000, $86,000, $86,000, $86,000, $37,000 and $1,800 are payable in fiscal years 2016, 2017, 2018, 2019, 2020 and thereafter, respectively.

The Company has contracts with doctors to manage various areas of the Company's hospital and other service agreements. Payments made under these agreements for the fiscal years ended August 31, 2015 and 2014 were $1,101,000 and $1,145,000, respectively. The Company’s minimum commitments under these contracts are approximately $1,074,000, all of which is payable in fiscal year 2016.

The Company has administrative support services agreements with outside organizations for administrative support services. Payments made related to these agreements for fiscal years 2015 and 2014 were $722,000 and $388,000, respectively. The Company has a total commitment of approximately $2,236,000, of which $652,000, $396,000, $264,000, $264,000, $264,000 and $396,000 are payable in fiscal years 2016, 2017, 2018, 2019, 2020 and thereafter, respectively, related to these administrative support services agreements.

Total advertising expenses paid by the Company for the fiscal years 2015 and 2014 were approximately $477,000 and $471,000, respectively. The Company has agreements with outside organizations that offer marketing services in areas serviced by the Pasadena facility. The Company has a total commitment of approximately $221,000, of which $204,000 is payable in fiscal year 2016 and $17,000 in fiscal year 2017 related to these marketing agreements.

The Company has purchased some equipment under capital leases, and has a total commitment to pay $43,000 under these leases, of which $32,000 is payable in fiscal year 2016, and $11,000 in 2017.

These commitments mentioned above total $19.2 million, of which $17.3 million is payable in fiscal year 2016, $510,000 in 2017, $350,000 in 2018, $350,000 in 2019, $301,000 in 2020 and $398,000 thereafter.

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

Ping S. Chu, James G. Gerace (both former members of our Board of Directors), and Eric G. Carter (former legal counsel) along with eleven other claimants instigated a series of lawsuits making claims against Ella Y.T.C. Chan (in her individual capacity and in her capacity as Independent Executrix of the Estate of Chiu M. Chan, Deceased, our former Chief Executive Officer and director), Eric K. Chan (our current Chief Executive Officer and director), and Dynacq Healthcare, Inc. All claims were settled in mediations and as part of the settlements Dynacq repurchased 530,616 shares of Dynacq common stock in August 2014, and 286,386 shares of Dynacq stock in April 2015. These buybacks represent all stock held by each of the claimants. Additionally, as part of this settlement, Dynacq settled claims made by Eric G. Carter for payment of attorney fees, and claims by a company controlled by Mr. Carter, for breach of contract. The Company recognized $2,047,652 of expense associated with these settlements during the fiscal year ended August 31, 2014. This amount is reported as other operating expenses in the consolidated statements of operations. A portion of the settlements were attributed to the repurchase of the Company’s common stock. This amount was supported by an independent appraisal as discussed in Note 6.

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

12.	Concentrations of Credit Risk and Fair Value of Financial Instruments

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash investments and trade accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of (a) Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation ("SIPC") insurance limits in the U.S. and (b) Hong Kong Deposit Protection Board (“HKDPB”) insurance limits in Hong Kong. At August 31, 2015, the Company had cash balances in excess of the FDIC and SIPC limits in the U.S. and HKDPB limits in Hong Kong of $13.9 million. Management believes that these financial institutions are of high quality and the risk of loss is minimal.

As is customary in the healthcare business, the Company has accounts receivable from various third-party payers. The Company does not request collateral from its customers and continually monitors its exposure for credit losses and maintains allowances for anticipated losses. Gross receivables from third-party payers are normally in excess of 90% of the total receivables at any point in time. The mix of gross receivables as at August 31, 2015 and 2014 are as follows:

	2015	2014
Workers' compensation	4%	2%
Workers' compensation subject to Medical Dispute Resolution process	79%	80%
Commercial	8%	11%
Medicare / Government	1%	1%
Self-pay	5%	4%
Other	3%	2%
	100%	100%

We had three third-party payers (customers) representing 25%, 17% and 13% of the Company’s gross revenue for the fiscal year ended August 31, 2015. We had four third-party payers (customers) representing 18%, 12%, 10% and 10% of the Company’s gross revenue for the fiscal year ended August 31, 2014. We had one third-party payer (customer) who represented 18% of our gross receivables as of August 31, 2014. For the fiscal year ended August 31, 2015, approximately 84% of our gross revenues were generated from six surgeons. For the fiscal year ended August 31, 2014, approximately 84% of our gross revenues were generated from five surgeons.

13. Industry Segments and Geographic Information

The Industry Segment “U.S. Division” comprises of the Company’s Pasadena facility. The Company at the present time has the U.S. Division and the Corporate Division.

Certain previously reported financial information has been reclassified to conform to the current year’s presentation.

Corporate Division

The Company formed Sino Bond to hold and manage investments in Hong Kong. Sino Bond invests in corporate debt instruments and equity securities in Europe and Asia, including initial public offerings and pre-initial public offerings. The Company invests in various marketable securities. During the fiscal year ended August 31, 2015, one particular security was called on which the Company had a gain of approximately $2.1 million. As of August 31, 2015, the balance of these securities is valued at approximately $10.9 million. During the fiscal year ended August 31, 2014, the Company also traded in initial public offerings of equity securities on the Hong Kong Stock Exchange and had a net gain of $161,864 in these securities. During the first quarter of the fiscal year 2014, the Company sold all of its trading securities and has not held any such securities since November 30, 2013.

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

Summarized financial information concerning the business segments is as follows:

	Year Ended August 31,
	2015	2014
Revenues from external customers
Net patient service revenues
U.S. Division	$6,997,884	$10,218,309
Corporate	—	—
Consolidated	$6,997,884	$10,218,309

Loss before income taxes
U.S. Division	$(3,379,553)	$(151,547)
Corporate	(458,588)	(3,641,420)
Consolidated	$(3,838,141)	$(3,792,967)

	August 31,
	2015	2014
Total Assets
U.S. Division	$16,085,709	$15,967,472
Corporate	19,994,556	31,793,055
Consolidated	$36,080,265	$47,760,527

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2015, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation under the framework in Internal Controls – Integrated Framework issued by the COSO, our management concluded that, as of August 31, 2015, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and/or executive officers and their ages as of November 23, 2015, are shown below.

Name	Age	Position
Eric K. Chan	37	Director, Chief Executive Officer and President
Hemant Khemka	50	Chief Financial Officer

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

Independence and Controlled Company Status

Mrs. Ella Chan, wife of our former Chairman and Chief Executive Officer, Mr. Chiu Chan, individually and as the sole trustee of Chiu M. Chan Family Trust, beneficially owns an aggregate of approximately 61.7% of our outstanding common stock. As the majority stockholder, she is able to control all matters requiring stockholder approval, including the election and removal of any directors and any merger, consolidation or sale of all or substantially all of our assets. Further, our governing documents provide that two-thirds constitutes a super-majority of our common stock.  A super-majority has the ability to, among other things, remove members of our Board of Directors for cause or for no cause at all. Mrs. Chan together with her son, Eric K. Chan, our Chief Executive Officer, beneficially own 63.7% of our outstanding common stock.  Accordingly, they would only need a smaller number of additional votes to achieve a super-majority.  This concentration of ownership could have the effect of delaying, deferring or preventing a change of control, or impeding a merger or consolidation, takeover or other business combination or sale of all or substantially all of our assets. The interests of Ella Chan and/or Eric Chan may conflict with those of other stockholders.  In the event that either elects to sell significant amounts of common stock in the future, such sales could depress the market price of our common stock, further increasing the volatility of our trading market.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended August 31, 2015, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended August 31, 2015.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers, including former executive officers, for the past two fiscal years:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation(2) ($)	Total ($)

Eric K. Chan,	2015	350,000	—	33,242	7,368	390,610
Chief Executive Officer	2014	350,000	—	33,242	6,572	389,814

Hemant Khemka,	2015	185,000	—	16,228	5,486	206,714
Chief Financial Officer	2014	185,000	—	16,228	5,723	206,951

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal years ended August 31, 2015 and 2014, in accordance with ASC Topic 718. These stock options were awarded to the Named Executive Officers in fiscal years 2007, 2011 and 2012.
(2)	Represents amounts paid by the Company for life insurance premium, employer’s contribution to the Company’s 401(k) plan and club membership fees.

The Company provides competitive base salaries and bonuses to its executives. The Company does not target any specific proportion of total compensation in setting base salary and bonus compensation.

Grants of Plan Based Awards

There were no equity or non-equity incentive plan awards to the Named Executive Officers in fiscal year 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by the Named Executive Officers as of August 31, 2015.

	Option Awards
	Number of Securities Underlying Unexercised Options			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable		Options	Price	Date
Eric K. Chan	187,500	62,500	(1)	—	$1.10	01/12/22
Hemant Khemka	98,500	—		—	$1.86	07/07/21

(1)	These stock options will vest on January 12, 2016.

Option Exercises

No stock options were exercised by any of the Named Executive Officers in the fiscal year ended August 31, 2015.

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

Pension Benefits

There were no pension benefit plans in effect in fiscal year 2015.

Compensation of Directors

The Company did not have any non-employee directors during the fiscal year ended August 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 23, 2015, information with respect to shares beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (b) each of our directors and the named executive officers named in the Summary Compensation Table above, and (c) all current directors and executive officers as a group.

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

Beneficial Owner(1)	Number Of Shares		Percent Of Class(2)

Ella Y.T.C. Chan(3)	4,199,160		30.87%
Chiu M. Chan Family Trust(3)	4,199,160		30.87%
Eric K. Chan	387,311	(4)	2.81%
Hemant Khemka	98,500	(5)	*
All directors and executive officers as a group (2 persons)	485,811	(6)	3.50%

(1)	The address for each named person is 4301 Vista Road, Pasadena, Texas 77504.

(2)	Based on 13,601,624 shares outstanding as of November 23, 2015.

(3)	Since Ella Y.T.C. Chan has voting power with respect to 61.7% of the Company’s outstanding common stock, either as an individual or as the sole trustee of Chiu M. Chan Family Trust, she controls the outcome of any matter requiring the vote of a majority of the outstanding shares to approve.

(4)	Includes 187,500 shares underlying options, which are exercisable in accordance with Rule 13d-3 under the Exchange Act.

(5)	Includes 98,500 shares underlying options, which are exercisable in accordance with Rule 13d-3 under the Exchange Act.

(6)	Includes 286,000 shares underlying options, which are exercisable in accordance with Rule 13d-3 under the Exchange Act.

*	Indicates ownership of less than 1%.

Securities Authorized For Issuance under Equity Compensation Plans

The following table provides information as of November 23, 2015, with respect to the Company’s equity compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in first column)
Plans approved by shareholders	771,654	$1.61	14,750,000
Plans not approved by shareholders	—	—	—
Total	771,654	$1.61	14,750,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Four immediate family members (two uncles and two aunts) of the Company’s Chief Executive Officer, Dr. Eric Chan, received an aggregate of $312,485 and $312,085 in compensation as employees of the Company or its subsidiaries in fiscal years 2015 and 2014, respectively.

The Company has retained Redwood Health Corporation (“Redwood”), to furnish physicians to provide in-house emergency medical coverage for its Pasadena facility at an hourly rate of $75. The Company’s Chief Executive Officer is a physician and the sole owner of Redwood. The Company paid $657,000 and $515,025 for emergency room physician services to Redwood in fiscal years 2015 and 2014, respectively.

During the fiscal year 2009, the Company retained Anesthesia Associates of Houston Metroplex to provide exclusive, continuous and uninterrupted anesthesiology services, including physicians and CRNAs, to the Pasadena facility for a monthly compensation of $5,000.  The Company’s Chief Executive Officer is a physician and an affiliate of Anesthesia Associates of Houston Metroplex.  The Company paid $60,000 for anesthesiology services to said organization in each of the fiscal years 2015 and 2014. During the fiscal year 2009, the Company also retained Redwood to locate and recruit additional skilled anesthesiologists and CRNAs for its Pasadena facility for a monthly compensation of $20,000.  The Company paid $240,000 for said recruitment services to Redwood in each of the fiscal years 2015 and 2014. The Company entered into these two agreements in order to replace the previous anesthesiology group, whose contract terminated at the end of fiscal year 2009.  The compensation which was being paid to the previous group was substantially the same as that being paid under the new contracts.

The Company had purchased artifacts as inventory for re-sale in China during fiscal years 2010 and 2011. The purchase amount was paid by Mr. Chiu Chan, the Company’s former Chief Executive Officer. The amount payable to his estate of $229,317 as of August 31, 2014, is included in Accrued Liabilities in the Consolidated Balance Sheet as of August 31, 2014, and has been paid in June 2015.

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

Item 14. Principal Accounting Fees and Services.

General

The following table presents fees for professional services rendered by Briggs & Veselka Co. (“B&V”), independent registered public accounting firm for the audit of the Company’s annual financial statements, fees for audit-related services, tax services and all other services.

	2015	2014

Audit Fees	$195,410	$137,978
Audit-Related Fees	14,744	14,000
Tax Fees	46,921	68,138
All Other Fees	—	—

Audit Fees

Audit Fees represents the aggregate fees billed for professional services rendered by B&V for the audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Audit-Related Fees represents the aggregate fees billed for professional services rendered by B&V for the audit of the Company’s 401(k) plan.

Tax Fees

Tax Fees represents the aggregate fees billed for professional services rendered by B&V for income tax return preparation and tax compliance.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 25 of this Report.

(a)(2) Financial Statement Schedule: Not required.

(b) Exhibits. The following exhibits are to be filed as part of the annual report:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 3.1	Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Form 10-K filed November 13, 2007.
Exhibit 3.2	Bylaws incorporated by reference to Exhibit 3.2 to the Form 10-K filed November 13, 2007.
Exhibit 3.3	Amendment to Bylaws incorporated by reference to Exhibit 3.1 to the Form 8-K filed November 19, 2015.
+Exhibit 10.1	The Company's Year 2000 Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company's Definitive Proxy Statement on Schedule 14A filed August 9, 2000.
+Exhibit 10.2	The Company's Year 2011 Stock Incentive Plan adopted on September 2, 2011, and incorporated by reference as Exhibit A from the Company's Definitive Information Statement on Schedule 14C filed August 11, 2011.
Exhibit 10.3	Form of Indemnification Agreement with various officers and directors of the Company, incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2004.
Exhibit 10.4	Commercial Contract of Sale dated March 7, 2013 for the sale of the Garland facility, incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed March 15, 2013.
Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2003.
Exhibit 21.1	Listing of subsidiaries.
Exhibit 23.1	Consent of Briggs & Veselka Co.
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynacq Healthcare, Inc.

Date: November 30, 2015	By:	/s/ Eric K. Chan

Eric K. Chan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric K. Chan	Director, CEO and President	November 30, 2015
Eric K. Chan
(Principal Executive Officer)

/s/ Hemant Khemka	Chief Financial Officer	November 30, 2015
Hemant Khemka
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 3.1	Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Form 10-K filed November 13, 2007.
Exhibit 3.2	Bylaws incorporated by reference to Exhibit 3.2 to the Form 10-K filed November 13, 2007.
Exhibit 3.3	Amendment to Bylaws incorporated by reference to Exhibit 3.1 to the Form 8-K filed November 19, 2015.
+Exhibit 10.1	The Company's Year 2000 Incentive Plan adopted on August 29, 2000, and incorporated by reference as Appendix B from the Company's Definitive Proxy Statement on Schedule 14A filed August 9, 2000.
+Exhibit 10.2	The Company's Year 2011 Stock Incentive Plan adopted on September 2, 2011, and incorporated by reference as Exhibit A from the Company's Definitive Information Statement on Schedule 14C filed August 11, 2011.
Exhibit 10.3	Form of Indemnification Agreement with various officers and directors of the Company, incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 31, 2004.
Exhibit 10.4	Commercial Contract of Sale dated March 7, 2013 for the sale of the Garland facility, incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed March 15, 2013.
Exhibit 14.1	Code of Ethics for Principal Executive and Senior Financial Officers, incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2003.
Exhibit 21.1	Listing of subsidiaries.
Exhibit 23.1	Consent of Briggs & Veselka Co.
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document