Form 10-Q
period 2015-11-30
DYNACQ HEALTHCARE INC
filed 2016-01-14
CIK 890908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

As of January 11, 2016, the number of shares outstanding of the registrant's common stock, par value $.001 per share, was 13,601,624.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Dynacq Healthcare, Inc.

Consolidated Balance Sheets

	November 30, 2015	August 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,789,879	$15,829,349
Accounts receivable, net of allowances of approximately $38,668,000 and $38,117,000	944,163	1,466,243
Accounts receivable, other	—	155,400
Inventories	247,025	257,778
Interest receivable	70,285	54,134
Prepaid expenses	100,084	129,429
Total current assets	16,151,436	17,892,333
Investments available-for-sale	11,313,206	10,938,811
Property and equipment, net	6,171,646	6,261,100
Income tax receivable	800,920	800,920
Other assets	187,101	187,101
Total assets	$34,624,309	$36,080,265

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Balance Sheets (continued)

	November 30, 2015	August 31, 2015
	(Unaudited)
Liabilities and equity
Current liabilities:
Accounts payable	$942,733	$981,112
Accrued liabilities	16,553,043	16,235,138
Current portion of capital lease obligations	30,986	30,548
Total current liabilities	17,526,762	17,246,798
Non-current liabilities:
Long-term portion of capital lease obligations	2,663	10,576
Total liabilities	17,529,425	17,257,374

Commitments and contingencies
Equity:
Dynacq stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 13,601,624 shares issued and outstanding at November 30, 2015; 13,715,849 shares issued and 13,601,624 shares outstanding at August 31, 2015	13,602	13,716
Treasury stock, 114,225 shares at August 31, 2015, at cost	—	(5,825)
Additional paid-in capital	10,493,985	10,491,386
Accumulated other comprehensive income	7,557,436	7,087,889
Retained earnings (accumulated deficit)	(1,034,026)	1,171,686
Total Dynacq stockholders’ equity	17,030,997	18,758,852
Non-controlling interest	63,887	64,039
Total equity	17,094,884	18,822,891
Total liabilities and equity	$34,624,309	$36,080,265

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended November 30,
	2015	2014
Net patient service revenue	$1,099,795	$2,318,678
Costs and expenses:
Compensation and benefits	1,599,673	1,623,710
Medical services and supplies	410,623	511,387
Other operating expenses	1,185,887	1,251,005
Depreciation and amortization	102,767	86,549
Total costs and expenses	3,298,950	3,472,651
Operating loss	(2,199,155)	(1,153,973)
Other income (expense):
Rent and other income	16,667	21,301
Interest income	87,272	235,115
Interest expense	(110,648)	(102,940)
Total other income (expense), net	(6,709)	153,476
Loss before income taxes	(2,205,864)	(1,000,497)
Provision (benefit) for income taxes	—	—
Net loss	(2,205,864)	(1,000,497)
Less: Net (income) loss attributable to noncontrolling interest	152	(118)
Net loss attributable to Dynacq Healthcare, Inc.	$(2,205,712)	$(1,000,615)
Basic and diluted loss per common share	$(0.16)	$(0.07)
Basic and diluted average common shares outstanding	13,601,624	13,888,010

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended November 30,
	2015	2014
Net loss	$(2,205,864)	$(1,000,497)
Other comprehensive income (loss), net of taxes:
Net change in fair value of available-for-sale securities, net of taxes of $-0-	469,547	(1,670,945)
Other comprehensive income (loss)	469,547	(1,670,945)
Comprehensive loss	(1,736,317)	(2,671,442)
Less comprehensive (income) loss attributable to noncontrolling interest	152	(118)
Comprehensive loss attributable to Dynacq Healthcare, Inc.	$(1,736,165)	$(2,671,560)

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended November 30,
	2015	2014
Cash flows from operating activities
Net loss	$(2,205,864)	$(1,000,497)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	102,767	86,549
Stock based compensation	8,311	49,341
Foreign currency exchange losses	95,151	106,578
Changes in operating assets and liabilities:
Accounts receivable	522,080	503,499
Accounts receivable, other	155,400	380,456
Interest receivable	(16,151)	(39,884)
Inventories	10,753	11,767
Prepaid expenses	29,345	120,901
Accounts payable	(38,379)	12,748
Accrued liabilities	317,905	(650,595)
Net cash from operating activities	(1,018,682)	(419,137)

Cash flows from investing activities
Purchase of equipment	(13,313)	(113,720)

Cash flows from financing activities
Principal payments on notes payable	—	(6,734)
Purchase of treasury stock	—	(27,061)
Payments on capital lease	(7,475)	(4,718)
Net cash from financing activities	(7,475)	(38,513)

Net change in cash and cash equivalents	(1,039,470)	(571,370)
Cash at beginning of period	15,829,349	16,819,504
Cash at end of period	$14,789,879	$16,248,134
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$552	$669
Income taxes	$0	$0
Non cash investing and financing activities:
Unrealized change in fair value of available-for-sale securities	$469,547	$(1,670,945)
Retirement of treasury stock	5,825	—

The accompanying notes are an integral part of these consolidated financial statements.

Dynacq Healthcare, Inc.

Notes to Consolidated Financial Statements

November 30, 2015

(Unaudited)

General

Dynacq Healthcare, Inc., a Nevada corporation (the “Company”), is a holding company that through its subsidiaries in the United States manages one general acute care hospital that principally provides specialized surgeries. The Company through its United States subsidiaries owns and operates one general acute care hospital in Pasadena, Texas. The Company through its subsidiary in Hong Kong invests in debt and equity securities.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The majority of the Company's expenses are "cost of revenue" items. Costs that could be classified as general and administrative by the Company would include the corporate office costs, including advertising and marketing expenses, which were approximately $0.8 million and $0.9 million for the three months ended November 30, 2015 and 2014, respectively. These financial statements should be read in conjunction with the audited financial statements as of August 31, 2015. Operating results for the three months ended November 30, 2015 are not necessarily indicative of the results that may be expected for the year ending August 31, 2016.

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

Investments in Available-for-Sale Securities

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

Notes Payable

In November 2011, the Company borrowed $116,339 as notes payable from a financial institution at an interest rate of 4.5%, which was to be repaid in 36 monthly installments, and was secured by specific equipment purchased at our Pasadena facility. The Company repaid the notes payable in full during the three months ended November 30, 2014.

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

Net Loss per Common Share

Net loss per share has been computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share has been calculated to give effect to the dilutive effect of common stock equivalents consisting of stock options in years in which the Company has income.  The calculation of dilutive shares outstanding excludes approximately 772,000 options and 981,000 options outstanding as of November 30, 2015 and 2014, respectively, because their effect is antidilutive.

Treasury Stock

In September 2013, as part of a settlement agreement with a former employee, the Company received 125,000 shares of common stock of the Company previously issued to him. These shares were accounted for as treasury shares with zero cost, and were retired in the second quarter of fiscal year 2014.

In August 2014 and April 2015, binding settlement agreements were reached with some of the shareholders in a lawsuit whereby the Company received 530,616, shares and 286,386 shares, respectively, of stock owned by the shareholders. Based on an independent appraisal, the value of these shares repurchased as treasury stock were $27,061 and $137,837, respectively. The Company cancelled 702,777 shares and 114,225 shares of treasury stock in the fourth quarter of fiscal year 2015 and the first quarter of fiscal year 2016, respectively.

Stock Based Compensation

Year 2011 Stock Incentive Plan

The purpose of the Year 2011 Stock Incentive Plan (“2011 Plan”) is to strengthen the Company by providing an incentive to its employees, officers, consultants and directors and to encourage them to devote their abilities and industry to the success of the Company’s business enterprise. It is intended that this purpose be achieved by extending to employees, officers, consultants and directors of the Company and its subsidiaries an added long-term incentive for high levels of performance and unusual efforts through the grant of incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance awards and restricted stock. The Company has reserved 15,000,000 shares of common stock for issuance under the 2011 Plan. As of November 30, 2015, there remain 250,000 shares to be issued upon exercise of outstanding options, and 14,750,000 shares which can be issued under the 2011 Plan after giving effect to shares issued and canceled.

2000 Incentive Plan

The Company's 2000 Incentive Plan ("2000 Plan") provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants and non-employee directors of the Company or its subsidiaries. The Company had reserved 5,000,000 shares of common stock for future issuance under the 2000 Plan. The 2000 Plan does not have a fixed termination date, provided that no incentive stock option can be granted subsequent to August 29, 2011. As of November 30, 2015, there remain 771,654 shares to be issued upon exercise of outstanding options, and no new stock options awards will be issued under the 2000 Plan.

The following table summarizes the stock option activities for the three months ended November 30, 2015 (share amounts in thousands):

	Shares	Weighted Average Option Exercise Price Per Share
Outstanding, August 31, 2015	772	$1.61
Granted	—	—
Exercised	—	—
Expired or canceled	—	—
Outstanding, November 30, 2015	772	1.61

For the three months ended November 30, 2015 and 2014, there were no stock options exercised. The aggregate intrinsic value of the stock options outstanding as of November 30, 2015 and 2014 is $-0-, since the market price is lower than the exercise price.

The following summarizes information related to stock options outstanding as of November 30, 2015, and related weighted average price and life information:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares
	(Share Amounts In Thousands)
$1.10	250	6.1	188
$1.86	522	5.6	522
Total	772	5.8	710

For the three months ended November 30, 2015 and 2014, stock-based compensation expense associated with the Company’s stock options was $8,311 and $49,341, respectively. The total unrecognized compensation expense for outstanding stock options as of November 30, 2015 was $2,770, and will be recognized in one month.

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

The following table summarizes our financial assets and liabilities measured and reported in the Company’s statement of financial position at fair value on a recurring basis as of November 30, 2015, segregated among the appropriate levels within the fair value hierarchy:

	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments available-for-sale	$—	$11,313,206	$—

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

The following table shows gross revenues and allowances for the three months ended November 30, 2015 and 2014:

	2015	2014
Gross billed charges	$6,364,572	$8,258,772
Allowances	5,264,777	5,940,094
Net revenue	$1,099,795	$2,318,678
Allowance percentage	83%	72%

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

Should we disagree with the amount of reimbursement provided by a third-party payer, we are required to pursue the medical dispute resolution (“MDR”) process at the TDWC to request proper reimbursement for services. From January 2007 to November 2008, the Company had been successful in its pursuit of collections regarding the stop-loss cases pending before the State Office of Administrative Hearings (“SOAH”), receiving positive rulings in over 90% of its claims presented for administrative determination. A 2007 district court decision upholding our interpretation of the Guidelines as applied to the stop-loss claims was appealed by certain insurance carriers, and on November 13, 2008 the Third Court of Appeals determined that in order for a hospital to be reimbursed at 75% of its usual and customary audited charges for an inpatient admission, the hospital must not only bill at least $40,000, but also show that the admission involved unusually costly and unusually extensive services. Procedurally, the decision means that each case where a carrier raised an issue regarding whether the services provided were unusually costly or unusually extensive would be remanded to either SOAH or MDR for a case-by-case determination of whether the services provided meet these standards. As a result of the Third Court of Appeals opinion, any stop-loss cases pending at SOAH have been remanded to the TDWC since these cases have not been reviewed or decided by the two-prong standard decided by the Third Court of Appeals. The SOAH Administrative Law judges determined that the most appropriate location for these cases is the TDWC.

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

Through November 2015, insurance carriers had voluntarily paid the awards in the decisions and orders issued by SOAH, plus interest, in approximately 180 cases, involving approximately $11 million in claims. In most of these cases, when the payments were made, the carriers requested refunds of the payments made in the event that the SOAH decisions and orders were reversed on appeal (which they were). Our request that the TDWC Commissioner enforce the awards which were not voluntarily paid by the carriers was refused in approximately 130 cases. As a result of the reversal of the SOAH decisions and orders, Texas Mutual Insurance Company and other carriers filed petitions in Travis County district court seeking a refund in cases in which the awards were voluntarily paid. The district court found in favor of Texas Mutual and the Company was ordered to refund approximately $4.2 million, including prejudgment interest, pending remand for a case-by-case determination of whether the services provided were unusually costly and unusually extensive. The Company did not object to the reversal and remand of the SOAH decisions and orders, but did object to the judgments ordering refunds and those judgments were appealed to the Third Court of Appeals. As part of the appeals, the Company deposited the amounts that were ordered to be refunded as cash deposits into the registry of the court in order to stay execution of the judgments ordering refunds. On June 6, 2013, the judgments ordering refunds were reversed by the Court of Appeals. The Court of Appeals held that if Texas Mutual wants a refund, it must pursue the refund demand administratively through the TDWC rather than through the district courts. Texas Mutual filed a motion for rehearing with the Court of Appeals which ultimately was denied. The Company filed motions in all 47 cases with the district court asking that the district clerk be ordered to release the deposited funds to the Company, and in January 2014, the Company received the deposits and accrued interest totaling $4.2 million. In addition, Texas Mutual filed three additional petitions in district court for cases that were left out of the original 47. The court granted Texas Mutual’s petitions and ordered the Company to refund approximately $300,000, including prejudgment interest to Texas Mutual. These judgments were granted before the Court of Appeals reversed the district court’s original judgments. These three cases were appealed to the Court of Appeals and the funds ordered refunded were deposited with the district clerk. As with the other 47 cases, the Court of Appeals reversed the district court’s final judgments in these three cases and the Company filed motions with the district court asking that the district clerk be ordered to release the deposited funds to the Company, and in February 2014, the Company received the deposits and accrued interest totaling approximately $300,000. The total refund received by the Company in fiscal year 2014 for the 50 stop-loss cases discussed above was $4,476,097.

During the time that the carriers’ petitions seeking refunds were pending, because of the uncertainty of the results at that time, as of November 30, 2015, the Company has accrued the total potential refund amount of $11.3 million, and an additional amount of $4.1 million in interest payable, as accrued liabilities. This includes the deposit amounts refunded back to the Company in January and February 2014. We do not anticipate that any other carriers will pursue refund demands through district court but instead will pursue them administratively through TDWC, if at all. The cases in which the SOAH decisions and orders were reversed have been or are being remanded to TDWC for determinations of whether the services provided were unusually costly and unusually extensive. The carriers contend that the voluntary payments made pursuant to the Decisions and Orders were premature payments by the carriers and may be ordered to be refunded. The Company disagrees with this contention. After the reversal of the judgments it obtained from the district court ordering refunds, on December 4, 2013, Texas Mutual made a formal request to the Commissioner of Workers’ Compensation that he administratively order the Company to make refunds to Texas Mutual (in the same amount that was sought in the district court). The Company responded to this request on December 11, 2013, asking that it be denied. The matter is pending at this time. As to the matters remanded to TDWC and SOAH, once the Company is given the opportunity to present its evidence regarding whether the services provided were unusually costly and unusually extensive, the Company anticipates that it will prevail in many of the underlying stop-loss fee disputes and that payments refunded to the carriers will be recaptured. In March 2014, a settlement conference with one self-insured entity successfully resolved the stop-loss cases in which that entity was involved. A few carriers engaged in settlement negotiations which resulted in settlements and a few negotiations are on-going. Although the Company is willing to participate in settlement negotiations, we anticipate that few, if any, other carriers are interested in doing so at this time. The Company dismissed 156 cases from the stop-loss docket based on its determination that these cases did not satisfy the “unusually cost” and “unusually extensive” standard. It is anticipated that hearings at SOAH on approximately 460 of the pending stop-loss cases still on the docket will begin in February 2016.

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

Some claims regarding payment for ambulatory surgical center and hospital outpatient services remain pending at the TDWC and/or SOAH. It is expected that these remaining claims will be adjudicated at SOAH and possibly in the Texas district and appellate courts. The basis for reimbursement for these services made the subject of these pending cases is the same as it was for the other ASC and outpatient cases that have been either tried or settled: the determination of “fair and reasonable” charges. In 2007, the Company received unfavorable rulings from SOAH in all of its appeals of unfavorable decisions related to services provided in 2001 and 2002. The 179 cases, which were appealed to the Travis County district courts, challenged the constitutionality of the relevant statutory language. The Company received an unfavorable ruling in its lead case in March 2009, which ruling was appealed to and was upheld by the Third Court of Appeals on August 26, 2010. The Texas Supreme Court denied a petition asking for review of the Third Court of Appeals decision. The unfavorable interpretation by the Texas Courts of Appeal in the Company’s lead case negatively affects the recovery of additional reimbursement, not only in the lead case, but in the remaining 178 pending cases. Consequently, the Company is bound by the Third Court of Appeals’ ruling that interprets the applicable statute and fee guideline to require that the amount that will be paid to a provider must not only be at a “fair and reasonable rate” but also must “ensure the quality of medical care” and “achieve effective cost control” and be the same or less than that charged to others with an equivalent standard of living. This ruling has impacted cases in which a fee guideline was not applicable, specifically all pending cases involving ambulatory surgical services provided from 2001 through 2004 as well as all pending cases involving hospital outpatient services provided prior to March 1, 2008, when the Guidelines took effect. Since the Third Court of Appeals’ unfavorable ruling, collection, if any, in these cases depends on the Company’s ability to establish the criteria in this ruling. The Company was given the opportunity to establish the criteria in approximately 80 cases, which were set for hearing on the merits from March through May 2012 and was unsuccessful. In 2014, hearings were held in 23 of the Company’s hospital outpatient cases at SOAH. Decisions and Orders were handed down by SOAH adopting the methodology for determining “fair and reasonable” reimbursement that was put forth by the Company and ordered additional reimbursement in each of the 23 cases plus interest be paid to the Company. The carrier has appealed these decisions to Travis County district court and the cases have been consolidated. In April 2015, a large group of outpatient cases with various carriers were tried at SOAH. On November 6, 2015, a Decision and Order was handed down which applied to the 516 cases that were tried in April. The Decision and Order held that under the “fair and reasonable” reimbursement standard, the Company was entitled to additional compensation in each of the 516 cases and specified the additional amounts to be paid by each carrier. Many of the carriers in these cases have recently filed administrative appeals in Travis County district court.

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

Noncontrolling Interest

The equity of minority investors (minority investors are generally physician groups and other healthcare providers that perform surgeries at the Company’s facilities) in certain subsidiaries of the Company is reported on the consolidated balance sheets as noncontrolling interest. Noncontrolling interest reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (equity interest was 1% at November 30, 2015).

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

	Three months ended November 30,
	2015	2014
Available-for-sale securities
Accumulated other comprehensive income balance, beginning of period	$7,087,889	$12,616,346
Other comprehensive income (loss):
Unrealized gains (losses), net of taxes of $-0- for all periods presented	469,547	(1,670,945)
Other comprehensive income (loss)	469,547	(1,670,945)
Accumulated other comprehensive income balance, end of period	$7,557,436	$10,945,401

There was no reclassification adjustment during the periods presented above.

Contingencies

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has accrued an amount of $11.3 million, and an additional amount of $4.1 million in interest payable, as accrued liabilities. For a detailed discussion of this, see Revenue Recognition Policy under Notes to Consolidated Financial Statements.

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

Corporate Division

The Company formed Sino Bond to hold and manage investments in Hong Kong. Sino Bond invests in corporate debt instruments and equity securities in Europe and Asia. The Company invests in various marketable securities. As of November 30, 2015, the balance of these securities is valued at approximately $11.3 million.

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

Summarized financial information concerning the business segments is as follows:

	Three Months Ended November 30,
	2015	2014
Revenues from external customers
Net patient service revenues
U.S. Division	$1,099,795	$2,318,678
Corporate	—	—
Consolidated	$1,099,795	$2,318,678

Loss before taxes
U.S. Division	$(1,521,027)	$(495,388)
Corporate	(684,837)	(505,109)
Consolidated	$(2,205,864)	$(1,000,497)

	November 30, 2015	August 31, 2015
Total Assets
U.S. Division	$15,236,690	$16,085,709
Corporate	19,387,619	19,994,556
Consolidated	$34,624,309	$36,080,265

Subsequent Event

A Tender Offer Statement and Rule 13e-3 Transaction Statement was filed under cover of Schedule TO on December 18, 2015 (as amended and supplemented, the “Schedule TO”) by Dr. Eric K. Chan (our CEO, President and sole director), Ella Y. T. C. Chan, the Chiu M. Chan Family Trust (Dr. Chan, Ms. Chan and the Chiu M. Chan Family Trust, together, the “Chan Family”) and CEMEKC, Inc., a Texas corporation wholly owned by Dr. Chan (“Purchaser”), to purchase all the outstanding shares of common stock, par value $0.001 per share (the “Shares”), of the Company, at a purchase price of $0.10 per Share, net to the seller in cash, without interest and less any applicable withholding of taxes, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated December 18, 2015 and the related Letter of Transmittal (which, as amended or supplemented from time to time, together constitute the “Offer”). The Chan Family and the Purchaser filed amendments to the Schedule TO on January 4, 2016 and January 8, 2016. As of the date of the filing of this Form 10-Q, the Offer remains open.

In connection with the Schedule TO and Offer, the Company filed a Schedule 14D-9 on December 31, 2015, which discloses, among other things, that the Board of Directors of the Company has determined that it is unable to take a position with respect to the Offer because the Board of Directors does not have independent members to evaluate the Offer and Dr. Chan’s dual roles of sole member of the Board of Directors of the Company, on the one hand, and an affiliate of the offeror, on the other hand, give rise to a conflict of interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Such forward-looking statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the risks and uncertainties described in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2015. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You must read the following discussion of the results of our business and our operations and financial condition in conjunction with our consolidated financial statements, including the notes, included in this quarterly report on Form 10-Q and our audited consolidated financial statements, including the notes, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

Update on Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position for the three months ended November 30, 2015. For a discussion of our critical accounting policies see Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended August 31, 2015.

Results of Operations

	Three Months Ended November 30, 2015			Three Months Ended November 30, 2014
	U.S. Division	Corporate	Total	U.S. Division	Corporate	Total
Net patient service revenue	$1,099,795	$—	$1,099,795	$2,318,678	$—	$2,318,678
Costs and expenses:
Compensation and benefits	1,091,127	508,546	1,599,673	1,105,129	518,581	1,623,710
Medical services and supplies	410,623	—	410,623	511,387	—	511,387
Other operating expenses	920,868	265,019	1,185,887	1,020,574	230,431	1,251,005
Depreciation and amortization	102,144	623	102,767	85,823	726	86,549
Total costs and expenses	2,524,762	774,188	3,298,950	2,722,913	749,738	3,472,651
Operating loss	(1,424,967)	(774,188)	(2,199,155)	(404,235)	(749,738)	(1,153,973)
Other income (expense):
Rent and other income	5,679	10,988	16,667	3,511	17,790	21,301
Interest income	—	87,272	87,272	—	235,115	235,115
Interest expense	(101,739)	(8,909)	(110,648)	(94,664)	(8,276)	(102,940)
Total other income (expense), net	(96,060)	89,351	(6,709)	(91,153)	244,629	153,476
Loss before income taxes	$(1,521,027)	$(684,837)	(2,205,864)	$(495,388)	$(505,109)	(1,000,497)
Provision (benefit) for income taxes			—			—
Net loss			(2,205,864)			(1,000,497)
Less: Net (income) loss attributable to noncontrolling interest			152			(118)
Net loss attributable to Dynacq Healthcare, Inc.			$(2,205,712)			$(1,000,615)

Operational statistics (Number of medical procedures) for Pasadena facility:
Inpatient:
Bariatric	—			6
Orthopedic	11			18
Other	3			3
Total inpatient procedures	14			27
Outpatient:
Orthopedic	48			69
Other	147			148
Total outpatient procedures	195			217
Total procedures	209			244

Three Months Ended November 30, 2015 Compared to the Three Months Ended November 30, 2014

U.S. Division

Due to the uncertainties associated with the stop-loss fee dispute cases, the Company has accrued an amount of $11.3 million, and an additional amount of $4.1 million in interest payable as accrued liabilities. For a detailed discussion of this, see Revenue Recognition discussed in Item 1 - Notes to Consolidated Financial Statements.

Net patient service revenue decreased by $1,218,883, or 53%, from $2,318,678 to $1,099,795, and total surgical cases decreased by 14% from 244 cases for the three months ended November 30, 2014 to 209 cases for the three months ended November 30, 2015.  While the number of cases decreased by 14%, net patient service revenue decreased by 53%, primarily due to a change in the surgical mix of cases. The gross billed charges decreased by 23% from $8,258,772 for the three months ended November 30, 2014 to $6,364,572 for the three months ended November 30, 2015. However, due to an increase in allowances from 72% to 83%, net patient service revenue decreased by 53%. The increase in allowances is due to an increased pressure by insurance carriers towards lower reimbursements, and also due to lower collections in the current period compared to the prior period on old accounts receivable that were fully reserved for.

 Total costs and expenses decreased by $198,151, or 7%, from $2,722,913 for the three months ended November 30, 2014 to $2,524,762 for the three months ended November 30, 2015. The following discusses the various changes in costs and expenses:

•	Compensation and benefits decreased marginally by $14,002, or 1%, primarily associated with decrease in gross billed charges, offset partially by general increases in pay rates.

•	Medical services and supplies expenses decreased by $100,764, or 20%, primarily due to a 14% decrease in the number of cases, and also due to a change in the surgical mix of cases.

•	Other operating expenses decreased by $99,706, or 10%, primarily associated with lower gross billed charges.

Other expense for the three months ended November 30, 2015 and 2014 of $96,060 and $91,153, respectively, includes interest expense associated with the stop-loss cases discussed above.

Corporate Division

Compensation and benefits for the Corporate Division includes all corporate personnel compensation and benefits, and it decreased from $518,581 for the three months ended November 30, 2014 to $508,546 for the three months ended November 30, 2015, primarily due to a reduction in corporate staff, partially offset by general increases in pay rates. Compensation and benefits also includes $8,311 and $49,341 of non-cash compensation expense for the three months ended November 30, 2015 and 2014, respectively, related to employees’ incentive stock options granted in fiscal years 2007, 2011 and 2012.

Other operating expenses include all corporate general and administrative expenses, including other professional fees such as legal expenses and audit expenses. It increased by $34,588, from $230,431 for the three months ended November 30, 2014 to $265,019 for the three months ended November 30, 2015. The increase in other operating expenses is primarily due to general increases in professional fees.

Rent and other income decreased by $6,802, from $17,790 for the three months ended November 30, 2014 to $10,988 for the three months ended November 30, 2015. Rent and other income for the three months ended November 30, 2015 includes (a) collections of $107,463 on accounts receivable of the Company’s hospitals that were sold in prior years, and were fully reserved for and (b) rental income of $32,760. These amounts were offset by $129,601 in foreign currency losses. Rent and other income for the three months ended November 30, 2014 includes (a) collections of $138,760 on accounts receivable of the Company’s hospitals that were sold in prior years, and were fully reserved for and (b) miscellaneous other income of $20,963. These amounts were offset by $141,933 in foreign currency losses.

Interest income of $87,272 and $235,115 for the three months ended November 30, 2015 and 2014, respectively, are primarily related to the Company’s investments in bonds.

Investments in securities

The Company’s investments in corporate debt instruments are recorded at fair value based on quoted market prices that are traded in less active markets or priced using a quoted market price for similar investments or are priced using non-binding market consensus prices that can be corroborated by observable market data (Level 2). These investments are classified as available-for-sale securities. As of November 30, 2015, these securities are valued at approximately $11.3 million. Unrealized gains in these investments of $7.6 million are included in accumulated other comprehensive income in the Consolidated Balance Sheet as at November 30, 2015.

Income Taxes

The Company did not recognize a benefit or provision for income taxes for the three months ended November 30, 2015 and 2014, due to the uncertainty of the Company’s ability to recognize the benefit from the carry forward of net operating losses. The Company has recorded a full valuation allowance against its deferred tax asset.

Liquidity and Capital Resources

Our fiscal year 2015 Annual Report on Form 10-K includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

Cash flow from operating activities

Cash flow used in operating activities was $1,018,682 during the three months ended November 30, 2015, primarily due to a net loss of $2,205,864. Partially offsetting the cash outflows were (a) a decrease in accounts receivable and accounts receivable, other of $677,480, (b) an increase in accounts payable and accrued liabilities of $279,526, (c) depreciation and amortization of $102,767, and (d) foreign currency losses of $95,151.

Cash flows from investing activities

Cash flow used in investing activities was $13,313 for purchase of equipment.

Cash flows from financing activities

Cash flow used in financing activities was $7,475 for payments on capital leases.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation to assess the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2015, our disclosure controls and procedures were effective.

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

The Company is routinely involved in litigation and administrative proceedings that are incidental to its business. Specifically, all judicial review of unsatisfactory determinations of reimbursement amounts due us for our Texas facilities’ fees must be made in the district courts of Travis County, Texas in what can often be a lengthy procedure. Please refer to Revenue Recognition, as well as Business – Government Regulation – Texas Workers’ Compensation Systems in our Form 10-K for the fiscal year ended August 31, 2015, for a detailed description of the MDR process and our accounts receivable. The Company cannot predict whether any litigation or administrative proceeding to which it may become a party will have a material adverse effect on the Company's results of operations, cash flows or financial condition.

Item 1A. Risk Factors.

The Company’s Risk Factors as disclosed in its Form 10-K for the year ended August 31, 2015 have not materially changed.

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

DYNACQ HEALTHCARE, INC.

Date: January 14, 2016	By:	/s/ Eric K. Chan
Eric K. Chan
Chief Executive Officer
(duly authorized officer)

Date: January 14, 2016	By:	/s/ Hemant Khemka
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

